Form 10-Q
period 2011-06-30
Kosmos Energy Ltd.
filed 2011-08-11
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:  001-35167

Kosmos Energy Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0686001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarendon House
2 Church Street
Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 441 295 5950

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Shares, $0.01 par value	389,509,062

KOSMOS ENERGY LTD.

KOSMOS ENERGY LTD.

GLOSSARY AND SELECT ABBREVIATIONS

The following are abbreviations and definitions of certain terms used in this report. Unless listed below, all defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings.

“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“boe”	Barrels of oil equivalent. Volumes of natural gas are converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
“boepd”	Barrels of oil equivalent per day.
“bopd”	Barrels of oil per day.
“bwpd”	Barrels of water per day.
“Dated Brent”	Refers to a cargo of blended North Sea Brent crude oil that has been assigned a date for loading onto a tanker. Physically, Brent is light but still heavier than West Texas Intermediate crude.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“Development well”	A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
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

“Dry hole”	A well that has not encountered a hydrocarbon bearing reservoir.
“E&P”	Exploration and production.
“Exploration well” or “Exploratory well”	A well drilled either (a) in search of a new and an as yet undiscovered pool of oil or natural gas or (b) with the hope of significantly extending the limits of a pool already developed.
“FASB”	Financial Accounting Standards Board.
“Field”	A geographical area under which an oil or natural gas reservoir exists in commercial quantities.
“Finding and development costs”	Capital costs incurred in the acquisition, exploration, appraisal and development of proved oil and natural gas reserves divided by proved reserve additions.
“FPSO”	Floating production, storage and offloading vessel.
“Mbbl”	Thousand barrels of oil.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“Mmbbl”	Million barrels of oil.
“Mmboe”	Million barrels of oil equivalent.
“Mmcf”	Million cubic feet of natural gas.
“Natural gas”

Natural gas is a combination of light hydrocarbons that, in average pressure and temperature conditions, is found in a gaseous state. In nature, it is found in underground accumulations, and may potentially be dissolved in oil or may also be found in its gaseous state.

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
“Working interest”

A percentage of ownership in an oil and gas license granting its owner the right to explore, drill and produce oil and gas from a tract of property. Working interest owners are typically obligated to pay a corresponding percentage of the cost of leasing, drilling, producing and operating a well or unit. The working interest also entitles its owner to share in production with other working interest owners based on the percentage of working interest owned.

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$818,279	$100,415
Restricted cash	26,214	80,000
Receivables:
Joint interest billings	175,044	124,449
Notes	110,108	113,889
Other	1,172	615
Inventories	42,580	37,674
Prepaid expenses and other	22,023	13,278
Current deferred tax assets	91,891	89,600
Total current assets	1,287,311	559,920

Property and equipment:
Oil and gas properties, net of accumulated depletion of $56,594 and $6,430, respectively	1,057,495	989,869
Other property, net of accumulated depreciation of $6,584 and $5,343, respectively	7,737	8,131
Property and equipment - net	1,065,232	998,000

Other assets:
Restricted cash	1,500	32,000
Long-term receivables - joint interest billings, net of allowance	—	21,897
Deferred financing costs and other assets, net of accumulated amortization of $2,194 and $32,093, respectively	59,235	78,217
Derivatives	770	1,501
Total assets	$2,414,048	$1,691,535

Liabilities and shareholders’ equity/unit holdings equity
Current liabilities:
Current maturities of long-term debt	$—	$245,000
Accounts payable	115,767	163,495
Accrued liabilities	25,597	53,208
Derivatives	35,865	20,354
Total current liabilities	177,229	482,057

Long-term liabilities:
Long-term debt	1,300,000	800,000
Derivatives	11,639	15,104
Asset retirement obligations	19,042	16,752
Deferred tax liability	12,513	12,513
Other long-term liabilities	2,037	1,014
Total long-term liabilities	1,345,231	845,383

Convertible preferred units, 100,000,000 units authorized:
Series A – zero and 30,000,000 units issued at June 30, 2011 and December 31, 2010, respectively	—	383,246
Series B – zero and 20,000,000 units issued at June 30, 2011 and December 31, 2010, respectively	—	568,163
Series C – zero and 884,956 units issued at June 30, 2011 and December 31, 2010, respectively	—	27,097

Shareholders’ equity/unit holdings equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2011 and December 31, 2010	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 390,053,631 and zero issued at June 30, 2011 and December 31, 2010, respectively	3,901	—
Common units, 100,000,000 units authorized; zero and 19,069,662 issued at June 30, 2011 and December 31, 2010, respectively	—	516
Additional paid-in capital	1,587,611	—
Accumulated deficit	(702,247)	(615,515)
Accumulated other comprehensive income	2,329	588
Treasury stock, at cost, 550,273 and zero shares at June 30, 2011 and December 31, 2010, respectively	(6)	—
Total shareholders’ equity/unit holdings equity	891,588	(614,411)
Total liabilities, convertible preferred units and shareholders’ equity/unit holdings equity	$2,414,048	$1,691,535

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Oil and gas revenue	$124,083	$—	$216,652	$—
Interest income	2,613	706	4,967	1,873
Other income	157	1,204	644	2,480
Total revenues and other income	126,853	1,910	222,263	4,353

Costs and expenses:
Oil and gas production	14,301	—	34,296	—
Exploration expenses, including dry holes	85,220	7,625	93,652	33,804
General and administrative	19,760	12,029	33,047	22,959
Depletion and depreciation	22,869	565	46,367	1,077
Amortization - deferred financing costs	2,194	6,986	11,805	12,911
Interest expense	18,400	15,481	38,658	26,499
Derivatives, net	1,363	(7,958)	10,234	4,971
Loss on extinguishment of debt	—	—	59,643	—
Doubtful accounts expense	(39,782)	—	(39,782)	—
Other expenses, net	84	60	61	(11)
Total costs and expenses	124,409	34,788	287,981	102,210

Income (loss) before income taxes	2,444	(32,878)	(65,718)	(97,857)
Income tax expense (benefit)	11,535	(395)	(1,976)	(168)

Net loss	(9,091)	(32,483)	(63,742)	(97,689)

Accretion to redemption value of convertible preferred units	(7,595)	(16,196)	(24,442)	(31,941)

Net loss attributable to common shareholders/unit holders	$(16,686)	$(48,679)	$(88,184)	$(129,630)

Pro forma basic net loss per share attributable to common shareholders	$(0.03)		$(0.19)

Pro forma diluted net loss per share attributable to common shareholders	$(0.03)		$(0.19)

Pro forma weighted average number of shares used to compute pro forma basic net loss per share	348,820		340,030

Pro forma weighted average number of shares used to compute pro forma diluted net loss per share	348,820		340,030

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/UNIT HOLDINGS EQUITY

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Units		Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Units	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2010	19,070	$516	—	$—	$—	$(615,515)	$588	$—	$(614,411)
Issuance of profit units	1,783	—	—	—	—	—	—	—	—
Relinquishments of profit units	(2,686)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,120	—	—	—	9,120
Derivatives, net	—	—	—	—	—	—	1, 741	—	1,741
Accrete convertible preferred units to redemption amount	—	—	—	—	(1,452)	(22,990)	—	—	(24,442)
Common shares issued upon corporate reorganization	(18,167)	(516)	341,177	3,412	1,000,052	—	—	—	1,002,948
Common shares issued at initial public offering, net of offering costs	—	—	34,518	345	580,029	—	—	—	580,374
Restricted stock awards	—	—	14,359	144	(144)	—	—	—	—
Restricted stock forfeitures	—	—	—	—	6	—	—	(6)	—
Net loss	—	—	—	—	—	(63,742)	—	—	(63,742)
Balance as of June 30, 2011	—	$—	390,054	$3,901	$1,587,611	$(702,247)	$2,329	$(6)	$891,588

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(63,742)	$(97,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	58,172	13,988
Deferred income taxes	(2,291)	—
Unsuccessful well costs	83,317	27,431
Derivative related activity	14,518	8,259
Equity-based compensation	9,120	1,253
Doubtful accounts expense	(39,782)	—
Loss on extinguishment of debt	59,643	—
Other	1,023	(178)
Changes in assets and liabilities:
(Increase) decrease in receivables	11,145	(58,572)
(Increase) decrease in inventories	547	(2,707)
Increase in prepaid expenses and other	(8,745)	(5,489)
Increase (decrease) in accounts payable	(47,728)	18,855
Decrease in accrued liabilities	(20,698)	(10,224)
Net cash provided by (used in) operating activities	54,499	(105,073)

Investing activities
Oil and gas assets	(206,763)	(221,525)
Other property	(847)	(774)
Notes receivable	3,781	(51,265)
Restricted cash	84,286	(110,400)
Net cash used in investing activities	(119,543)	(383,964)

Financing activities
Borrowings under long-term debt	1,393,000	515,000
Payments on long-term debt	(1,138,000)	—
Net proceeds from the initial public offering	580,374	—
Deferred financing costs	(52,466)	(3,260)
Net cash provided by financing activities	782,908	511,740

Net increase in cash and cash equivalents	717,864	22,703
Cash and cash equivalents at beginning of period	100,415	139,505
Cash and cash equivalents at end of period	$818,279	$162,208

Supplemental cash flow information
Cash paid for:
Interest	$33,828	$22,985
Income taxes	$725	$764

Non-cash activity:
Deemed payment and termination of notes receivable	$—	$90,197

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(9,091)	$(32,483)	$(63,742)	$(97,689)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	—	(3,741)	—	(4,838)
Loss on cash flow hedge included in operations	283	1,551	1,741	3,105
Other comprehensive income (loss)	283	(2,190)	1,741	(1,733)
Comprehensive loss	$(8,808)	$(34,673)	$(62,001)	$(99,422)

See accompanying notes.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Kosmos Energy Ltd. was incorporated pursuant to the laws of Bermuda in January 2011 to become a holding company for Kosmos Energy Holdings. Kosmos Energy Holdings is a privately held Cayman Islands company that was formed March 5, 2004. As a holding company, Kosmos Energy Ltd.’s management operations are conducted through a wholly owned subsidiary, Kosmos Energy, LLC. The terms “Kosmos,” the “Company,” “we,” “us,” “our,” “ours,” and similar terms when used in the present tense or prospectively or for historical periods since May 16, 2011 refer to Kosmos Energy Ltd. and its wholly owned subsidiaries and for historical periods prior to May 16, 2011 refer to Kosmos Energy Holdings and its wholly owned subsidiaries, unless the context indicates otherwise. We are an independent oil and gas exploration and production company focused on underexplored regions in Africa. Kosmos Energy Ltd. transitioned from its development stage to operational activities in January 2011. Accordingly, reporting as a development stage company is no longer deemed necessary.

Contemporaneous with Kosmos Energy Ltd.’s initial public offering, the Series A Convertible Preferred Units, Series B Convertible Preferred Units and Series C Convertible Preferred Units (collectively the “Convertible Preferred Units”) and common units of Kosmos Energy Holdings were exchanged into common shares based on the pre-offering equity value of such interests in our corporate reorganization (the “corporate reorganization”). This resulted in the Convertible Preferred Units and the common units being exchanged into 277,697,828 and 63,478,643 common shares of Kosmos Energy Ltd., respectively, or 341,176,471 common shares in the aggregate. The 341,176,471 common shares included 10,032,827 restricted shares issued to management and employees in exchange for unvested profit units in connection with our corporate reorganization.  The common shares have one vote per share and a par value of $0.01. As a result of this corporate reorganization, Kosmos Energy Holdings became wholly owned by Kosmos Energy Ltd.

Kosmos Energy Ltd. completed its initial public offering of 33,000,000 common shares on May 16, 2011. In June 2011, the Company closed the sale of an additional 1,518,242 common shares pursuant to the over-allotment option exercised by the underwriters of the initial public offering. This partial exercise of the over-allotment option brings the total number of common shares sold in the offering to 34,518,242. Our net proceeds from the sale of 34,518,242 common shares, after underwriting discounts and commissions and offering expenses, were $580.4 million.

We have one business segment, which is the exploration and production of oil and natural gas.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and consolidated cash flows for the six months ended June 30, 2011 and 2010. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our final prospectus.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kosmos Energy Ltd. and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

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

Restricted Cash

As of June 30, 2011, we had $26.2 million of current restricted cash related to funds that will be utilized for payment on interest and commitment fees on our commercial debt facility. In accordance with our commercial debt facility, we are required to maintain a balance that is sufficient to meet the payment of interest and fees for the next six-month period. The $1.5 million long-term restricted cash is related to cash collateralization for performance guarantees related to our petroleum agreements.

As of December 31, 2010, in accordance with our commercial debt facilities that existed as of December 31, 2010, we had restricted cash of $89.0 million, of which $80.0 million was included in current assets. Additionally, effective December 30, 2010, we provided a $23.0 million cash collateralized irrevocable standby letter of credit (“Letter of Credit”) with respect to our share of Tullow Ghana Limited’s (“TGL”) Letter of Credit related to TGL’s drilling contract for the “Eirik Raude” semi-submersible rig. The Letter of Credit expires on September 14, 2011. In March 2011, the restricted cash related to the debt facilities agreement and the cash collateral for the Letter of Credit was released as a result of our debt refinancing. The Letter of Credit is now collateralized by our available borrowing capacity under the commercial debt facility. See Note 9—Debt.

Receivables

The Company’s receivables consist of joint interest billings, notes and other receivables for which the Company generally does not require collateral security. Receivables from joint interest owners are stated at amounts due, net of an allowance for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. The Company’s allowances for doubtful accounts totaled zero and $39.8 million as of June 30, 2011 and December 31, 2010, respectively. See
Note 18—Subsequent Events.

Inventories

Inventories consisted of $23.6 million and $25.2 million of materials and supplies and $19.0 million and $12.5 million of hydrocarbons as of June 30, 2011 and December 31, 2010, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or market. Hydrocarbon inventory costs include expenditures and other charges (including depletion) directly and indirectly incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Exploration and Development Costs

The Company follows the successful efforts method of accounting for costs incurred in oil and natural gas exploration and production operations. Acquisition costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying unproved properties, are expensed as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be commercially unsuccessful or dry holes, the applicable costs are expensed. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and natural gas to the surface are expensed.

Kosmos recognized exploration expense of $85.2 million and $7.6 million for the three months ended June 30, 2011 and 2010, respectively, and $93.7 million and $33.8 million for the six months ended June 30, 2011 and 2010, respectively.

The Company evaluates unproved property periodically for impairment. Most of these costs are generally related to the acquisition of leasehold costs. The impairment assessment considers results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential future reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize an impairment loss at that time.

Depletion, Depreciation and Amortization

Proved properties and support equipment and facilities are depleted using the unit-of-production method based on estimated proved oil and natural gas reserves. Capitalized exploratory drilling costs that result in a discovery of proved reserves and development costs are amortized using the unit-of-production method based on estimated proved developed oil and natural gas reserves for the related field.

Depreciation and amortization of other property is computed using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years.

Years Depreciated
Leasehold improvements	6
Office furniture, fixtures and computer equipment	3 to 7
Vehicles	5

Amortization of deferred financing costs is computed using the straight-line method over the life of the related debt.

Capitalized Interest

Interest costs from external borrowings are capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

Asset Retirement Obligations

The Company accounts for asset retirement obligations as required by ASC 410—Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long-lived asset with an existing asset retirement obligation is acquired, a liability for that obligation shall be recognized at the asset’s acquisition date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long-lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time as accretion expense in the consolidated statement of operations.

Variable Interest Entity

A variable interest entity (“VIE”), as defined by ASC 810—Consolidation, is an entity that by design has insufficient equity to permit it to finance its activities without additional subordinated financial support or equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has the power to direct the activities of the VIE that most significantly impact the VIE’s performance and will absorb losses or receive benefits from the VIE that could potentially be significant to the VIE.

Our wholly owned subsidiaries, Kosmos Energy Finance and Kosmos Energy Finance International, meet the definition of a VIE and the Company, which is the ultimate parent of both subsidiaries, is the primary beneficiary.  Kosmos Energy Finance and Kosmos Energy Finance International are consolidated in these financial statements.

As of June 30, 2011 and December 31, 2010, Kosmos Energy Finance had zero and $58.0 million, respectively, included in cash and cash equivalents. Kosmos Energy Finance did not have any assets or liabilities as of June 30, 2011, and will have no financial statement activity in the future. As of December 31, 2010, Kosmos Energy Finance’s other assets and liabilities are shown separately on the face of the consolidated balance sheet in the following line items: current and long-term restricted cash; deferred financing costs; long-term derivatives asset; current and long-term debt; and current and long-term derivatives liabilities.

Prior to the incorporation of Kosmos Energy Finance International on March 18, 2011, Kosmos Energy Finance International did not have any financial statement activity.  Kosmos Energy Finance International’s assets and liabilities are shown separately on the face of the consolidated balance sheet as of June 30, 2011, in the following line items: current restricted cash; deferred financing costs; long-term derivatives asset; long-term debt; and current and long-term derivatives liabilities. At June 30, 2011, Kosmos Energy Finance International had $241.4 million included in cash and cash equivalents, $0.1 million included in other receivables, $0.2 million included in accrued liabilities and $1.2 million included in other long-term liabilities.

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

Estimates of Proved Oil and Natural Gas Reserves

Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. As additional proved reserves are discovered, reserve quantities and future cash flows will be estimated by independent petroleum consultants and prepared in accordance with guidelines established by the Securities and Exchange Commission and the FASB. The accuracy of these reserve estimates is a function of:

•                  the engineering and geological interpretation of available data;

•                  estimates of the amount and timing of future operating cost, production taxes, development cost and workover cost;

•                  the accuracy of various mandated economic assumptions; and

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

Stock-based Compensation

For stock-based compensation equity awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria.

Income Taxes

The Company accounts for income taxes as required by ASC 740—Income Taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. See Note 15—Income Taxes.

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s foreign operations. Foreign currency transaction gains and losses and adjustments resulting from translating monetary assets and liabilities denominated in foreign currencies are included in other expenses. Cash balances held in foreign currencies are de minimis, and as such, the effect of exchange rate changes is not material to any reporting period.

Recent Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” to develop common requirements for valuation and disclosure of fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

3. Notes Receivable

Effective May 7, 2010, TGL, as operator of and acting on behalf of the Jubilee Unit parties under the Unitization and Unit Operating Agreement (“UUOA”), entered into an Advance Payments Agreement (“Advance Payments Agreement”) with MODEC, Inc. (“MODEC”) related to partial funding of the construction of the FPSO. The payment limit for the Advance Payments Agreement is $466.3 million, of which Kosmos Ghana’s share, a wholly owned subsidiary, is $122.2 million. Of the $466.3 million, $341.1 million was deemed to have been advanced from TGL to MODEC. MODEC is required to repay TGL on the earlier of September 15, 2011, or the date of the first drawdown under MODEC’s long-term financing. As of June 30, 2011 and December 31, 2010, Kosmos Ghana’s share of the payments made under the Advance Payments Agreement was $110.1 million and $113.9 million, respectively. We recognized interest income of $1.4 million and zero for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and zero for the six months ended June 30, 2011 and 2010, respectively.

4. Jubilee Field Unitization

The Jubilee Field in Ghana, discovered by the Mahogany-1 well in June 2007, covers an area within both the West Cape Three Points (“WCTP”) and Deepwater Tano (“DT”) Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT Petroleum Agreements and as required Ghana’s Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos Ghana and its partners negotiated a comprehensive unit operating agreement, the UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit. On July 13, 2009, the Ministry of Energy provided its written approval of the UUOA. The UUOA was executed by all parties and was effective July 16, 2009. As a result, for the Jubilee Unit, based on then existing tract allocations (50% for each block), and Ghana National Petroleum Corporation (“GNPC”) electing to acquire its additional paying interest under the WCTP and DT Blocks, Kosmos Ghana’s unit participating interest in the Jubilee Unit is 23.4913%. TGL is the Unit Operator, and Kosmos Ghana is the Technical Operator for the development of the Jubilee Field. The accounting for the Jubilee Unit included in these consolidated financial statements is in accordance with the tract participation stated in the UUOA, which is currently 50% for the WCTP Block and 50% for the DT Block. Pursuant to the terms of the UUOA, the percentage of such contributed interests is subject to a process of redetermination, and the initial redetermination process is currently underway. Although the Jubilee Field is unitized, Kosmos Ghana’s working interest in each block outside the boundary of the Jubilee Unit area was not changed. Kosmos Ghana remains operator of the WCTP Block outside the Jubilee Unit area. See Note 18—Subsequent Events.

5. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. As of June 30, 2011 and December 31, 2010, we had $175.0 million and $124.5 million, respectively, included in current joint interest billings receivable and zero and $21.9 million, respectively, were included in long-term joint interest billings receivable.  EO Group Limited’s (“EO Group”) share of costs under the WCTP Petroleum Agreement until first production occurred were paid by Kosmos Ghana. EO Group is required to reimburse Kosmos Ghana for all development costs paid by Kosmos Ghana on EO Group’s behalf. Repayment is expected to be funded through EO Group’s future production revenues or through the sale of EO Group’s interests in the WCTP Block. The related receivable became due upon commencement of production in 2010.

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

Joint interest billings are classified on the face of the consolidated balance sheets as current or long-term based on when recovery is expected to occur. Long-term balances are shown net of allowances of zero and $39.8 million as of June 30, 2011 and December 31, 2010, respectively.  During the second quarter of 2011, the Company reversed the allowance for doubtful accounts related to our long-term joint interest billings receivable.  See Note 18—Subsequent Events.

6. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Oil and gas properties, net:
Proved properties	$509,740	$426,831
Unproved properties	219,250	198,149
Support equipment and facilities	385,099	371,319
Less: accumulated depletion	(56,594)	(6,430)
	$1,057,495	$989,869

We recorded depletion expense of $21.7 million and zero for the three months ended June 30, 2011 and 2010, respectively, and $44.1 million and zero for the six months ended June 30, 2011 and 2010, respectively.  The Company had depletion costs of
$12.5 million and $6.4 million included in crude oil inventory and other receivables as of June 30, 2011 and December 31, 2010, respectively.

7. Suspended Well Costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or is impaired. The capitalized exploratory well costs are presented in oil and gas properties in the consolidated balance sheets. The well costs are charged to expense if the exploratory well is determined to be impaired.

The following table reflects the Company’s capitalized exploratory well activities as of and during the six months ended June 30, 2011. The table excludes $43.5 million in costs that were capitalized and subsequently expensed in the same period.

June 30, 2011
(In thousands)
Beginning balance (January 1, 2011)	$167,511
Additions to capitalized exploratory well costs pending the determination of proved reserves	77,934
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(39,817)
Ending balance (June 30, 2011)	$205,628

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2011	December 31, 2010
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$86,841	$49,022
Exploratory well costs capitalized for a period greater than one year	118,787	118,489
Ending balance	$205,628	$167,511
Number of projects with exploratory well costs that have been capitalized for more than one year	2	3

As of June 30, 2011, the exploratory well costs capitalized for more than one year since the completion of drilling are the Mahogany-3, Mahogany-4, Mahogany-5 and Mahogany Deep-2 exploration wells in the WCTP Block and the Tweneboa-1 and Tweneboa-2 wells in the DT Block. All costs incurred are approximately one to three years old.

Odum Discovery—Due to the technical challenges presented by the gravity of the oil encountered in the Odum discovery, we determined to not declare the discovery commercial during the second quarter of 2011.  Accordingly, the related suspended well costs associated with the Odum discovery of $32.5 million were written off during the second quarter of 2011.

Mahogany East Area—Three appraisal wells, Mahogany-4, Mahogany-5 and Mahogany Deep-2, have been drilled and suspended. The Mahogany East Area was declared commercial in September 2010, and a plan of development was submitted to Ghana’s Ministry of Energy as of May 2, 2011. See Note 18—Subsequent Events.

Tweneboa Discovery—Two appraisal wells, Tweneboa-2 and Tweneboa-3, have been drilled and suspended. The Company is currently evaluating the results of the appraisal program.

8. Accounts Payable and Accrued Liabilities

At June 30, 2011 and December 31, 2010, $115.8 million and $163.5 million were recorded for invoices received but not paid, respectively. Accrued liabilities were $25.6 million and $53.2 million at June 30, 2011 and December 31, 2010, respectively. Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accrued liabilities:
Accrued exploration and development	$20,635	$26,843
Accrued general and administrative expenses	2,686	23,393
Taxes other than income	2,273	1,936
Accrued interest	—	655
Income taxes	3	381
	$25,597	$53,208

9. Debt

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility will be used to support our oil and gas exploration, appraisal and development program and corporate activities and to repay existing commercial debt facilities. The loan commitment may be increased up to a maximum of $3.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added.

As part of the debt refinancing in March 2011, we recorded a $59.6 million loss on the extinguishment of debt. Additionally, we have $61.3 million of deferred financing costs related to the Facility, which will be amortized over the term of the Facility.

Interest expense was $11.7 million and $9.2 million (net of capitalized interest of $0.8 million and $2.4 million), and commitment fees were $1.3 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. Interest expense was $27.3 million and $16.9 million (net of capitalized interest of $2.0 million and $4.0 million) and commitment fees were $3.6 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively.

The Facility includes a syndicate of institutions. BNP Paribas SA is the Facility Agent and Security Agent, Société Générale, London Branch is the Lead Technical and Modeling Bank, Crédit Agricole Corporate and Investment Bank is the Co-Technical and Modeling Bank and HSBC Bank plc is the Co-Technical Bank. There are more than 15 other institutions in the Facility. The Facility has a final maturity date of March 29, 2018.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized $1.2 million of additional interest expense recorded during the three months ended June 30, 2011.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and also is constrained by the amortization schedule (once repayments under the Facility begin). As of May 15, 2014, outstanding borrowings will be subject to an amortization schedule. The first required payment is due on June 15, 2014, subject to the level of outstanding borrowings.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages. As of June 30, 2011, borrowings under the Facility totaled $1.3 billion. As of June 30, 2011, the undrawn availability under the Facility was an additional $128.0 million, net of a $23.0 million letter of credit related to the drilling contract for the “Eirik Raude” semi-submersible rig (see Note 2—Accounting Policies), which is secured by our available borrowing capacity. Total committed undrawn capacity provided for in the Facility is $700 million, which will be available to Kosmos should the borrowing base increase. See Note 18—Subsequent Events.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of March 29, 2011, our most recent forecast date, which requires the maintenance of:

•                  the field life cover ratio, not less than 1.30x; and

•                  the loan life cover ratio, not less than 1.10x,

in each case, as calculated on the basis of all available information. The “field life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of net cash flow through the depletion of the Jubilee Field plus the net present value of capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility. The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of net cash flow through the final maturity date of the Facility plus the net present value of capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility.

At June 30, 2011, the scheduled maturities of debt during the next five years and thereafter are as follows:

	Payments Due by Year
	2011 (1)	2012	2013	2014	2015	Thereafter
	(In thousands)
Commercial debt facility(2)	$—	$—	$—	$—	$300,000	$1,000,000

(1)   Represents payments for the period July 1, 2011 through December 31, 2011.

(2)          The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2011. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. See Note 18—Subsequent Events.

10. Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for trading purposes.

The Company applies the provisions of ASC 815—Derivatives and Hedging, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. The Company does not apply hedge accounting treatment to its oil derivative contracts and, therefore, the changes in the fair values of these instruments are recognized in income in the period of change. These fair value changes, along with the cash settlements of expired contracts, are shown in our statement of operations.

Effective June 1, 2010, the Company discontinued hedge accounting on all interest rate derivative instruments. Therefore, the Company recognizes, from that date forward, changes in the fair value of the instruments in income during the period of change.  The effective portions of the discontinued hedges as of May 31, 2010, are included in accumulated other comprehensive income or loss (“AOCI(L)”) in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings when the hedged transaction is recognized in earnings.

Oil Derivative Contracts

In 2010, we entered into various oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production. These contracts have consisted of deferred premium puts and compound options (calls on puts).

The Company manages market and counterparty credit risk in accordance with policies and guidelines approved by the Board. In accordance with these policies and guidelines, the Company’s management determines the appropriate timing and extent of derivative transactions. We have included an estimate of nonperformance risk in the fair value measurement of our commodity derivative contracts as required by ASC 820—Fair Value Measurements and Disclosures.

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per bbl for those contracts as of June 30, 2011:

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

Interest Rate Swaps Derivative Contracts

In 2010, Kosmos entered into derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt to a weighted average fixed rate. The following table summarizes our open interest rate swaps as of June 30, 2011:

Termination Date	Notional Amount	Fixed Rate	Floating Rate
	(In thousands)
June 2014	$77,500	0.98%	6-month LIBOR
June 2015	75,007	1.34%	6-month LIBOR
June 2016	161,250	2.22%	6-month LIBOR
June 2016	161,250	2.31%	6-month LIBOR

Effective June 1, 2010, the Company discontinued hedge accounting on all existing interest rate derivative instruments. Prior to June 1, 2010, any ineffectiveness on the interest rate swaps was immaterial; therefore, no amount was recorded in earnings for ineffectiveness. We have included an estimate of nonperformance risk in the fair value measurement of our interest rate derivative contracts as required by ASC 820—Fair Value Measurements and Disclosures.

The following tables disclose the Company’s derivative instruments as of June 30, 2011 and December 31, 2010:

		Estimated Fair Value
		Asset (Liability)
		June 30,	December 31,
Type of Contract	Balance Sheet Location	2011	2010
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Commodity	Derivatives assets - current	$—	$—
Interest rate	Derivatives assets - current	—	—
Commodity	Derivatives assets - noncurrent	—	—
Interest rate	Derivatives assets - noncurrent	770	1,501

Derivative liability:
Commodity	Derivatives liabilities - current	(29,251)	(13,979)
Interest rate	Derivatives liabilities - current	(6,614)	(6,375)
Commodity	Derivatives liabilities - long-term	(9,302)	(14,340)
Interest rate	Derivatives liabilities - long-term	(2,337)	(764)

Total derivatives not designated as hedging instruments		$(46,734)	$(33,957)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Type of Contract	Location of Gain/(Loss)	2011	2010	2011	2010
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate	AOCI(L)	$—	$(2,190)	$—	$(1,733)
Interest rate(1)	Interest expense	(283)	(1,551)	(1,741)	(3,105)
Total derivatives in cash flow hedging relationships		$(283)	$(3,741)	$(1,741)	$(4,838)

Derivatives not designated as hedging instruments:
Commodity	Derivatives, net	$(1,363)	$7,958	$(10,234)	$(4,971)
Interest rate	Interest expense	(5,085)	(3,364)	(6,012)	(3,364)
Total derivatives not designated as hedging instruments		$(6,448)	$4,594	$(16,246)	$(8,335)

(1)           Amounts were reclassified from AOCI(L) into earnings.

The fair value of the effective portion of the derivative contracts on May 31, 2010, is reflected in AOCI(L) and is being transferred to interest expense over the remaining term of the contracts. In accordance with the mark-to-market method of accounting, the Company will recognize all future changes in fair values of its derivative contracts as gains or losses in earnings during the period in which they occur. The Company expects to reclassify $1.6 million of AOCI(L) losses to interest expense within the next 12 months. See Note 11—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

11. Fair Value Measurements

In accordance with ASC 820—Fair Value Measurements and Disclosures, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2011
Assets:
Money market accounts	$561,213	$—	$—	$561,213
Interest rate derivatives	—	770	—	770
Liabilities:
Commodity derivatives	—	(38,553)	—	(38,553)
Interest rate derivatives	—	(8,951)	—	(8,951)
Total	$561,213	$(46,734)	$—	$514,479

December 31, 2010
Assets:
Money market accounts	$18,056	$—	$—	$18,056
Interest rate derivatives	—	1,501	—	1,501
Liabilities:
Commodity derivatives	—	(28,319)	—	(28,319)
Interest rate derivatives	—	(7,139)	—	(7,139)
Total	$18,056	$(33,957)	$—	$(15,901)

All fair values have been adjusted for nonperformance risk resulting in a decrease of the commodity derivative liabilities of approximately $1.2 million and a decrease of the interest rate derivatives of approximately of $0.2 million as of June 30, 2011. When the accumulated net present value for all of the derivative contracts with a counterparty is in an asset position, the Company uses the counterparty’s credit default swap (“CDS”) rates to estimate non-performance risk. When the accumulated net present value for all derivative contracts for a counterparty are in a liability position, the Company uses its internal rate of borrowing to estimate our non-performance risk.

The book values of cash and cash equivalents, joint interest billings, notes and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying values of our debt approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to the Company for those periods. The Company’s long-term receivables after allowance approximate fair value.

Commodity Derivatives

The Company’s commodity derivatives represent crude oil deferred premium puts and compound options for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to the Company’s oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the CDS market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the puts and compound options. The Company’s commodity derivative liability measurements represent Level 2 inputs in the hierarchy priority. See Note 10—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Interest Rate Derivatives

As of June 30, 2011 and December 31, 2010 the Company had interest rate swaps with notional amounts of $475.0 million, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market. The Company’s interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.

12. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

June 30, 2011
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$16,752
Liabilities incurred during period	1,257
Revisions in estimated retirement obligations	—
Liabilities settled during period	—
Accretion expense	1,033
Ending asset retirement obligations	$19,042

The Ghanaian legal and regulatory regime regarding oil field abandonment and other environmental matters is evolving. Currently, no Ghanaian environmental regulations expressly require that companies abandon or remove offshore assets although under international industry standards we would do so. The Petroleum Law provides for restoration that includes removal of property and abandonment of wells, but further states the manner of such removal and abandonment will be as provided in the Regulations; however, such Regulations have not been promulgated. Under the Environmental Permit for the Jubilee Field, issued to TGL, a decommissioning plan will be prepared and submitted to the Ghana Environmental Protection Agency. ASC 410 requires the Company to recognize this liability in the period in which the liability was incurred. We have recorded an asset retirement obligation for fields that have commenced production, including wells in progress in such fields.  Accordingly, the Company recognized a liability in the quarterly period ending December 31, 2010, related to our asset retirement obligations.  Additional asset retirement obligations will be recorded in the period in which wells within such producing fields are commissioned.

13. Convertible Preferred Units

Contemporaneous with Kosmos Energy Ltd.’s initial public offering, the Series A Convertible Preferred Units (“Series A Units”), Series B Convertible Preferred Units (“Series B Units”) and Series C Convertible Preferred Units (“Series C Units”) of Kosmos Energy Holdings were exchanged into our common shares based on the pre-offering equity value of such interests. This resulted in the Series A, Series B and Series C Convertible Preferred Units being exchanged into 163,048,228; 109,837,843; and 4,811,757 common shares of Kosmos Energy Ltd., respectively, or 277,697,828 common shares in the aggregate. The common shares have one vote per share and a par value of $0.01. The exchange of the Convertible Preferred Units had the effect of increasing the book value of shareholders’ equity by approximately $1.0 billion. Accretion to redemption value of the Convertible Preferred Units was recorded through the date of the exchange. After the date of the exchange, the related accretion on the Convertible Preferred Units ceased to accrue and all rights of the holders with respect to the Convertible Preferred Units terminated, except for the right to receive shares of common stock issuable upon the exchange and the rights entitled to a holder of a common share.

The Convertible Preferred Units were issued in separate series at an issue price of $10 per unit, $25 per unit, and $28.25 per unit, respectively. Under the Fourth Amended and Restated Operating Agreement of Kosmos Energy Holdings, as amended, (the “Agreement”) governing Kosmos Energy Holdings, the Convertible Preferred Units received distributions, if any, equal to the “Accreted Value” of the units, prior to any distributions to the common unit holders. The Accreted Value was defined in the Agreement as the unit purchase price plus the preferred return amount per unit equal to 7% of the Accreted Value per annum (compounded quarterly) for the first nine years after the year of Kosmos Energy Holdings’ initial operating agreement and 14% of the Accreted Value per annum (compounded quarterly) thereafter, unless a monetization event (as defined in the Agreement) occurred at which time the preferred return would revert to 7%. The holders of the Convertible Preferred Units received the accumulated preferred return upon the consummation of our initial public offering, as defined in the Agreement. The accumulated preferred return on the Convertible Preferred Units was recorded through the date of the offering. The amount was applied to additional paid-in capital first, with the remaining amount applied to the accumulated deficit. The Convertible Preferred Units were classified as mezzanine equity at December 31, 2010, as Kosmos Energy Holdings could not solely control the type of consideration issuable on the exchange and the Convertible Preferred Unit holders controlled Kosmos Energy Holdings’ Board of Directors.

14. Equity-based Compensation

Profit Units

Prior to our corporate reorganization, Kosmos Energy Holdings issued common units designated as profit units with a threshold value of $0.85 to $90 to employees, management and directors. Profit units, the defined term in the related agreements, are equity awards that are measured on the grant date and expensed over a vesting period of four years. Founding management and directors vested 20% as of the date of issuance and an additional 20% on the anniversary date for each of the next four years. Profit units issued to employees vested 50% on the second and fourth anniversary of the issuance date. Of the 100 million authorized common units, 15.7 million were designated as profit units.

The following is a summary of the Kosmos Energy Holdings’ profit unit activity immediately prior to the corporate reorganization:

		Weighted-Average
		Grant-Date
	Profit Units	Fair Value
	(In thousands)

Outstanding at December 31, 2009	13,507	$0.81
Granted	411	5.27
Relinquished	(8)	2.45
Outstanding at December 31, 2010	13,910	1.76
Granted	1,783	15.71
Relinquished	(2,503)	0.12
Outstanding at May 16, 2011	13,190	3.96

A summary of the status of the Kosmos Energy Holdings’ unvested profit units immediately prior to the corporate reorganization is as follows:

		Weighted-Average
	Unvested	Grant-Date
	Profit Units	Fair Value
	(In thousands)
Outstanding at December 31, 2009	6,957	$1.06
Granted	411	5.27
Vested	(2,719)	1.03
Relinquished	(8)	2.45
Accelerated vesting	(1,177)	10.66
Outstanding at December 31, 2010	3,464	1.60
Granted	1,783	15.71
Vested	(1,066)	1.09
Relinquished	(1,253)	0.10
Outstanding at May 16, 2011	2,928	11.02

Effective December 31, 2010, James C. Musselman retired as the Company’s Chairman and Chief Executive Officer. The Company entered into a retirement agreement with Mr. Musselman on December 17, 2010. Pursuant to the retirement agreement, 1.2 million profit units of Kosmos Energy Holdings that were unvested as of his retirement date became fully vested as of such date, resulting in unit-based compensation of $11.5 million in the fourth quarter of 2010.

Total profit unit compensation expense recognized in income was $0.8 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

The significant assumptions used to calculate the fair values of the profit units granted over the past three years, as calculated using a binomial tree, were as follows: no dividend yield, expected volatility ranging from approximately 25% to 66%; risk-free interest rate ranging from 1.3% to 5.1%; expected life ranging from 1.2 to 8.1 years; and projected turnover rate of 7.0% for employees and none for management.

Restricted Stock Awards

As part of the corporate reorganization, vested profit units were exchanged for 31,689,689 common shares of Kosmos Energy Ltd., unvested profit units were exchanged for 10,032,827 restricted stock awards and the $90 profit units were cancelled. Based on the terms and conditions of the corporate reorganization, the exchange of profit units for common shares of Kosmos Energy Ltd. resulted in no incremental compensation costs.

In April 2011, the Board of Directors approved a Long-Term Incentive Plan (the “LTIP”), which provides for the granting of incentive awards in the form of stock options, stock appreciation right, restricted stock awards, restricted stock units, among other award types. The LTIP provides for the issuance of 24.5 million shares pursuant to awards under the plan, in addition to the 10,032,827 restricted stock awards exchanged for unvested profit units.

The following table shows the number of shares available for issuance pursuant to awards under the Company’s LTIP at June 30, 2011:

Shares
(In thousands)
Approved and authorized awards(1)	24,503
Awards issued after May 16, 2011(1)	(14,359)
Awards available for future grant	10,144

(1)           Excludes 10,032,827 restricted stock awards that were exchanged for unvested profit units.

The Company records compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. The Company recorded $7.9 million in compensation expense from our restricted stock awards during the three and six months ended June 30, 2011. The following table reflects the outstanding restricted stock awards as of June 30, 2011:

		Weighted-Average
		Grant-Date
	Restricted Shares	Fair Value
	(In thousands)
Outstanding at May 16, 2011	—	$—
Exchanged	10,033	2.79
Granted	14,359	17.15
Forfeited	(550)	1.52
Vested	(3,287)	0.35
Outstanding at June 30, 2011	20,555	13.24

During 2011, the Company granted restricted stock awards with service vesting criteria and awards with a combination of market and service vesting criteria under the LTIP. For stock-based compensation equity awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria.

For awards with a combination of market and service vesting criteria, the number of shares of common stock to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period. The grant date fair value was estimated to be $13.57 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility of 41.25% utilized in the model was estimated using historical volatilities of our peer companies. The risk-free interest rate of 1.08% was based on the U.S. treasury rate for a term commensurate with the expected life of the grant.

15. Income Taxes

The income tax provision (benefit) was $11.5 million and $(0.4) million for the three months ended June 30, 2011 and 2010, respectively, and was $(2.0) million and $(0.2) million for the six months ended June 30, 2011 and 2010, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The Company’s Ghanaian deferred tax asset was $79.8 million and $77.5 million as of June 30, 2011 and December 31, 2010, respectively. The Company considered the following positive evidence to conclude that our Ghanaian deferred tax asset as of June 30, 2011 and December 31, 2010 would be recognized in the future:

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

•                  The excess of appreciated asset value over the tax basis of our Ghanaian net assets of an amount sufficient to realize the deferred tax asset. Our estimates of the excess of the appreciated asset value were based upon the independently verified reserve report, third-party offers for our Ghanaian assets, and other market indicators.

•                  There is an unlimited net operating loss carryforward period under Ghanaian tax law, which provides flexibility in utilization of the net operating loss.

The Company has no material unrecognized income tax benefits.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition, the Company files income tax returns in the countries in which it operates. The Company is open to U.S. federal income tax examinations for tax years 2008 through 2010 and to foreign income tax examinations for the tax years 2004 through 2010. In addition, the Company is open to Texas tax examinations for the tax years 2006 through 2010.

The Company’s policy is to recognize probable interest and penalties related to income tax matters in income tax expense, but has had no need to accrue any to date.

16. Pro forma Income (Loss) Per Share

Pro forma net income (loss) attributable to common shares reflects net income (loss) as reported and gives effect to an adjustment to remove accretion on the Convertible Preferred Units.  In our pro forma basic and diluted income (loss) per share attributable to common shareholders calculation, we assumed the conversion of the Convertible Preferred Units occurred on
January 1, 2011 and, therefore, we have removed the related accretion to determine pro forma net income (loss).

Pro forma weighted average common shares outstanding used in the computation of pro forma basic and diluted income (loss) per share attributable to common shareholders has been computed taking into account (1) the conversion ratio at the time of the initial public offering of all common units and Convertible Preferred Units into common shares as if the conversion occurred as of the beginning of the year and (2) the 34,518,242 common shares issued by the Company in the initial public offering, which included 1,518,242 common shares issued pursuant to the over-allotment option exercised by the underwriters of the initial public offering.

In the calculation of pro forma basic net income (loss) per common share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so. The computation of pro forma diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed not to occur. Pro forma diluted net income (loss) per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

Pro forma basic net income (loss) per share attributable to common shareholders is computed as (i) pro forma net income (loss) attributable to common shareholders, (ii) less income allocable to participating securities (iii) divided by weighted average basic shares outstanding. The Company’s pro forma diluted net income (loss) per share attributable to common shareholders is computed as (i) pro forma basic net income (loss) attributable to common shareholders, (ii) plus diluted adjustments to income allocable to participating securities (iii) divided by weighted average diluted shares outstanding. The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders to pro forma basic net income (loss) attributable to common shareholders and to pro forma diluted net income (loss) attributable to common shareholders and a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended
June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net loss attributable to common shareholders	$(16,686)	N/A	$(88,184)	N/A
Plus: Accretion to redemption value of convertible preferred units	7,595	N/A	24,442	N/A
Less: Basic income allocable to participating securities(1)	—	N/A	—	N/A
Pro forma basic net loss attributable to common shareholders	(9,091)	N/A	(63,742)	N/A
Diluted adjustments to income allocable to participating securities(1)	—	N/A	—	N/A
Pro forma diluted net loss attributable to common shareholders	$(9,091)	N/A	$(63,742)	N/A

Denominator:
Pro forma weighted average common shares outstanding:
Basic	348,820	N/A	340,030	N/A
Restricted stock awards(1)(2)	—	N/A	—	N/A
Diluted	348,820	N/A	340,030	N/A

Pro forma net loss per share attributable to common shareholders:
Basic — net loss	$(0.03)	N/A	$(0.19)	N/A
Diluted — net loss	$(0.03)	N/A	$(0.19)	N/A

(1) Our service vesting restricted stock awards represent participating securities because they participate in nonforfeitable dividends with common equity owners.  Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities.  Our restricted stock awards with market and service vesting criteria are not considered to be participating securities and, therefore, are excluded from the pro forma basic net income (loss) per common share calculation.  Restricted stock awards do not participate in undistributed net losses.

(2) Due to our basic net loss attributable to common shareholders for the three and six months ended June 30, 2011, we excluded 14.7 million and 11.4 million outstanding restricted stock awards from the computations of pro forma diluted net loss per share because the effect would have been anti-dilutive.

17. Commitments and Contingencies

On June 23, 2008, Kosmos Ghana signed an offshore drilling contract with Alpha Offshore Drilling Services Company, a wholly owned subsidiary of Atwood Oceanics, Inc., for the semi-submersible drilling rig “Atwood Hunter.” Noble Energy EG Ltd. (“Noble”) also is a party to the contract. The initial rig rate was $538 thousand per day and is subject to annual adjustments for cost increases. Effective, July 27, 2009 and 2010, the rig rate was adjusted to $543 thousand per day and $546 thousand per day, respectively. The contract, as amended, is for 1,152 days, with Kosmos Ghana and Noble allotted 797 days and 355 days, respectively. Kosmos Ghana and TGL entered into a rig and services sharing agreement on October 18, 2009, for use of the “Atwood Hunter” on the WCTP and DT Blocks during part of Kosmos Ghana’s allocated rig time. The future minimum commitments under this contract as of June 30, 2011, are: 2011—$36.0 million; and 2012—$133.7 million.

18. Subsequent Events

Debt

In July 2011, the Company repaid $300.0 million of outstanding borrowings under the Facility. As of the date of the financial statements, borrowings under the Facility totaled $1.0 billion.

WCTP Block Exploration License

The seven-year exploration phase of the WCTP PA expired on July 21, 2011. We and our WCTP PA Block partners have a right to negotiate a new petroleum agreement with respect to undeveloped parts of the WCTP Block that would otherwise be relinquished under the WCTP PA; that is acreage not within a discovery area, development and production area or the Jubilee Unit (“Relinquishment Area”). We and our WCTP PA Block partners exercised such right in July 2010 and formally submitted a proposed new petroleum agreement for the Relinquishment Area in early 2011. We and our partners, GNPC and the Ghana Ministry of Energy have agreed such WCTP PA rights will be extended (from July 21, 2011). During such extension, the new petroleum agreement will be negotiated and GNPC will solicit third party offers for the Relinquishment Area.  We and our WCTP PA Block partners have a right to match any such third party offers. If we are unsuccessful in negotiating a new petroleum agreement for the Relinquishment Area, the identified prospects within the WCTP Block will not be able to be drilled by us. Suspended well costs of $32.5 million associated with the Odum discovery were written off during the second quarter of 2011, as the Odum discovery was not carried into the next phase of the WCTP Block license.

In July 2011, the Company announced the plans to drill an additional exploratory well, the Cedrela-1 in the WCTP Block. Prior to the commencement of drilling operations, the Transocean Marianas rig to be used for drilling the well was rendered temporarily inoperable due to an incident on an adjacent block offshore Ghana. This has resulted in the delay in the rig’s scheduled arrival at the Cedrela-1 well location while undergoing repairs in Ghanaian waters; and the estimated repairs are expected to be made in the fourth quarter of 2011. As a result of this unforeseen delay, the Company, as Operator for the WCTP PA Block partners, delivered a Force Majeure notice under the WCTP PA to the Ministry of Energy and GNPC on July 7, 2011. The Ministry of Energy and GNPC have not agreed this event is Force Majeure; however, we are attempting to resolve this. We remain engaged in a search for a substitute rig and intend to drill the Cedrela-1 well when either the Transocean Marianas rig or an alternative rig becomes available.

Mahogany East Development

The Mahogany East Area was declared commercial on September 3, 2010, and a plan of development (“PoD”) was submitted to Ghana’s Ministry of Energy as of May 2, 2011. In a letter dated 16 May 2011, the Minister of Energy did not approve the PoD and requested the WCTP PA Block partners make separate declarations for the Mahogany extended area (east of the Jubilee Unit) and Mahogany deep discoveries, which were combined by the WCTP Block partners as Mahogany East in September 2010 and the PoD submission as of May 2, 2011; and requested other information.  The WCTP PA partners believe the combined submission was proper and have held meetings with GNPC which resolved issues relating to the work program in the PoD.  GNPC and the WCTP PA Block partners were working to resolve other differences; however, the WCTP PA contains specific timelines for PoD approval and discussions, which expired at the end of June.  On June 30, 2011, we, as Operator of the WCTP Block and on behalf of the WCTP PA Block partners, delivered a Notice of Dispute to the Minister of Energy as provided under the WCTP PA.  This Notice establishes a process for negotiation and consultation for a period of 30 days (or longer if mutually agreed) among senior representatives from the Minister of Energy, GNPC and the WCTP PA Block partners to resolve the matter of approval of the PoD. On July 28, 2011, we submitted a letter requesting extension of the 30 day period.

Exploration Expenses

Drilling of the Makore-1 exploration well was completed in the third quarter of 2011. Total well related costs incurred from inception through June 30, 2011 of $8.0 million are included in exploration expenses in the accompanying consolidated statement of operations. As of the date of the consolidated financial statements, we estimate an additional $4.7 million of related well costs will be incurred, which will be expensed when incurred.

Morocco Licenses

The Company entered into a Petroleum Agreement, which became effective in July 2011, with the Office National des Hydrocarbures et des Mines (“ONHYM”), the national oil company of Morocco, covering the Foum Assaka area offshore the Kingdom of Morocco. The Company has a 37.5% participating interest in the agreement, with ONHYM having a 25% participating interest and Pathfinder Hydrocarbon Ventures Limited holding the remaining 37.5% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase.

In July 2011, the Company entered into a Petroleum Agreement with ONHYM, covering the Cap Boujdour area offshore the Kingdom of Morocco. The agreement will become effective upon publication of a ministerial order in accordance with Moroccan law; which we anticipate occurring from 60 to 90 days from the signing date. The signed agreement calls for the Company to have a 75% participating interest in the agreement, with ONHYM having a 25% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase.

Cameroon License

The current exploration phase of the Kombe-N’sepe license was scheduled to end June 30, 2011, while the N’gata-1 well was drilling. The Establishment Convention governing the Kombe-N’sepe license provides for a six month extension of the term for evaluation of the results of a well in progress at the end of the license period. The operator of the block has exercised its right by applying for the six month extension to the exploration phase of the Kombe-N’sepe license.

Tullow Oil plc Acquisition of EO Group’s WCTP Block Interest

On July 22, 2011, Tullow Oil plc closed a transaction to acquire EO Group’s entire 3.5% interest in the WCTP Petroleum Agreement, including the correlative interest in the Jubilee Unit. As a result of the transaction, we received full repayment of the long-term joint interest billing receivable related to Jubilee Field development costs paid on EO Group’s behalf. The related valuation allowance of $39.8 million was reversed during the second quarter of 2011.  In addition, our unit participation interest in the Jubilee Unit has increased from 23.4913% to 23.50868%.  This resulted from the elimination of EO Group’s carry by the other Jubilee owners of GNPC’s additional paying interest of 3.75% in the Jubilee Unit.  Our working interest in the remainder of the WCTP Block was not changed by the transaction and remains 30.875% (giving effect to GNPC’s optional additional paying interest).

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

Kosmos Energy Ltd. transitioned from its development stage to operational activities in January 2011. Accordingly, reporting as a development stage company is no longer deemed necessary.

Second Quarter 2011 Highlights

In May 2011, we closed on our initial public offering of 33,000,000 common shares at $18.00 per share. In June 2011, we closed the sale of an additional 1,518,242 common shares at the public offering price of $18.00 per share pursuant to the over-allotment option exercised by the underwriters of the initial public offering. The total number of common shares sold in the offering was 34,518,242 common shares. The net proceeds from the sale of common shares, after underwriting discounts and commissions and offering expenses, were $580.4 million.

Ghana — Jubilee Field

In April 2011, we had revenues of $124.1 million on our second lifting of 996 Mbbls of oil from our Jubilee Field Phase 1 production. Our average realized price per barrel was $124.62. A lifting of 997 Mbbls occurred in July 2011.

A total of 17 development wells have been drilled during Jubilee Field Phase 1 development. Currently, 14 wells are on-line with the remaining wells anticipated to be completed during 2011. With final commissioning of process and injection facilities, completion of the remaining wells and the sidetrack of an existing well, we estimate that production from the Jubilee Field will reach the 120,000 bopd design capacity of the FPSO around year-end.

Ghana — exploration and appraisal activity

We announced the Teak discovery on the WCTP Block encountered hydrocarbons in multiple hydrocarbon pools. In May 2011, we submitted an Appraisal Program, which was subsequently updated in July 2011, for the Teak area to the Ghana Ministry of Energy.

In May 2011, the Tweneboa-2 drill stem test was successful in encountering oil flow. In April 2011, the Tweneboa-4 appraisal well encountered hydrocarbons in the DT Block. The well will be tested to determine the reservoir productivity and the connectivity. The Tweneboa-4 drill stem test was initiated in July 2011 and is expected to be concluded in the third quarter of 2011.

In July 2011, the Company announced the plans to drill an additional exploratory well, the Cedrela-1 in the WCTP Block. Prior to the commencement of drilling operations, the Transocean Marianas rig to be used for drilling the well was rendered temporarily inoperable due to an incident on an adjacent block offshore Ghana. This has resulted in the delay in the rig’s scheduled arrival at the Cedrela-1 well location while undergoing repairs in Ghanaian waters; and the estimated repairs are expected to be made in the fourth quarter of 2011. As a result of this unforeseen delay, the Company, as Operator for the WCTP PA Block partners, delivered a Force Majeure notice under the WCTP PA to the Ministry of Energy and GNPC on July 7, 2011. The Ministry of Energy and GNPC have not agreed this event is Force Majeure; however, we are attempting to resolve this. We remain engaged in a search for a substitute rig and intend to drill the Cedrela-1 well when either the Transocean Marianas rig or an alternative rig becomes available.

The Akasa-1 exploration well was spud in July 2011. This exploration well is expected to reach its final target in the third quarter of 2011.

The seven-year exploration phase of the WCTP PA expired on July 21, 2011. We and our WCTP PA Block partners have a right to negotiate a new petroleum agreement with respect to undeveloped parts of the WCTP Block that would otherwise be relinquished under the WCTP PA; that is acreage not within a discovery area, development and production area or the Jubilee Unit (“Relinquishment Area”). We and our WCTP PA Block partners exercised such right in July 2010 and formally submitted a proposed new petroleum agreement for the Relinquishment Area in early 2011. We and our partners, GNPC and the Ghana Ministry of Energy have agreed such WCTP PA rights will be extended (from July 21, 2011). During such extension, the new petroleum agreement will be negotiated and GNPC will solicit third party offers for the Relinquishment Area.  We and our WCTP PA Block partners have a right to match any such third party offers. If we are unsuccessful in negotiating a new petroleum agreement for the Relinquishment Area, the identified prospects within the WCTP Block will not be able to be drilled by us. Suspended well costs of $32.5 million associated with the Odum discovery were written off during the second quarter of 2011, as the Odum discovery was not carried into the next phase of the WCTP Block license.

Morocco

In May 2011, the Company entered into a Petroleum Agreement with the Office National des Hydrocarbures et des Mines (“ONHYM”), the national oil company of Morocco, covering the Foum Assaka area offshore the Kingdom of Morocco. The agreement will become effective upon publication of a ministerial order in accordance with Moroccan law; which we anticipate occurring from 60 to 90 days from the signing date. The signed agreement calls for the Company to have a 37.5% participating interest in the agreement, with ONHYM having a 25% participating interest and Pathfinder Hydrocarbon Ventures Limited holding the remaining 37.5% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase.

In July 2011, the Company entered into a Petroleum Agreement with ONHYM, covering the Cap Boujdour area offshore the Kingdom of Morocco. The agreement will become effective upon publication of a ministerial order in accordance with Moroccan law; which we anticipate occurring from 60 to 90 days from the signing date. The signed agreement calls for the Company to have a 75% participating interest in the agreement, with ONHYM having a 25% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase.

Cameroon

The current exploration phase of the Kombe-N’sepe license was scheduled to end June 30, 2011, while the N’gata-1 well was drilling. The Establishment Convention governing the Kombe-N’sepe license provides for a six month extension of the term for evaluation of the results of the well that is in progress at the end of the license period to perform necessary technical evaluation. The operator of the block has exercised our right by applying for the six month extension to the exploration phase of the Kombe-N’sepe license.

Results of Operations

Certain operating results and statistics for the comparative second quarters of 2011 and 2010 are included in the following table:

	Three Months Ended June 30		Six Months Ended June 30,
(In thousands, except per barrel data)	2011	2010	2011	2010
Sales volumes:
Mbbls	996	—	1,985	—

Revenues:
Oil sales	$124,083	$—	$216,652	$—
Average sales price per bbl	124.62	—	109.14	—

Costs:
Oil production	$14,301	$—	$34,296	$—
Depletion	21,711	—	44,096	—

Average oil production cost per bbl	14.36	—	17.28	—
Average depletion cost per bbl	21.80	—	22.21	—
Average oil production cost and depletion per bbl	$36.16	$—	$39.49	$—

The following table shows the number of wells in the process of drilling or in active completion stages, and the number of wells suspended or awaiting completion as of June 30, 2011:

	Wells in the Process of Drilling or				Wells Suspended or
	in Active Completion				Awaiting Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	1	0.31	—	—	9	2.78	2	0.47
Deepwater Tano	—	—	2	0.47	6	1.08	1.023

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three Months Ended June 30, 2011 vs. June 30, 2010

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$124,083	$—	$124,083
Interest income	2,613	706	1,907
Other income	157	1,204	(1,047)
Total revenues and other income	126,853	1,910	124,943
Costs and expenses:
Oil and gas production	14,301	—	14,301
Exploration expenses, including dry holes	85,220	7,625	77,595
General and administrative	19,760	12,029	7,731
Depletion and depreciation	22,869	565	22,304
Amortization—deferred financing costs	2,194	6,986	(4,792)
Interest expense	18,400	15,481	2,919
Derivatives, net	1,363	(7,958)	9,321
Doubtful accounts expense	(39,782)	—	(39,782)
Other expenses, net	84	60	24
Total costs and expenses	124,409	34,788	89,621
Income (loss) before income taxes	2,444	(32,878)	35,322
Income tax expense (benefit)	11,535	(395)	11,930
Net income (loss)	$(9,091)	$(32,483)	$23,392

Oil and gas revenue.  During the three months ended June 30, 2011, we recorded oil and gas revenue of $124.1 million due to our second lifting of oil from our Jubilee Field Phase 1 production. We lifted and sold approximately 996 Mbbls at an average realized price per barrel of $124.62. No revenue was recognized during the three month period ended June 30, 2010.

Oil and gas production.  During the three months ended June 30, 2011, we recorded oil and gas production costs of $14.3 million associated with our second lifting of oil from our Jubilee Field Phase 1 production. Our average production cost per barrel was $14.36. No oil and gas production costs were recognized during the three month period ended June 30, 2010.

Exploration expenses.  Exploration expenses increased $77.6 million during the three months ended June 30, 2011, as compared with the three months ended June 30, 2010. During the three months ended June 30, 2011, we incurred $79.9 million of unsuccessful well costs, primarily related to the Cameroon N’gata-1, Cameroon Mombe-1, Ghana Makore-1, Ghana Banda-1 and Ghana Odum exploration wells and $5.3 million for seismic costs. During the three months ended June 30, 2010, the Company incurred $5.4 million of unsuccessful well costs related to the Ghana Dahoma-1 exploration well and $2.1 million for seismic costs.

General and administrative.  General and administrative costs increased $7.7 million during the three months ended June 30, 2011, as compared with the three months ended June 30, 2010, primarily due to increases in non-cash expenses for equity-based compensation. Total non-cash general and administrative costs were $8.7 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively.

Depletion and depreciation.  Depletion and depreciation increased $22.3 million during the three months ended June 30, 2011, as compared with the three months ended June 30, 2010, primarily due to the second lifting of oil from our Jubilee Field Phase 1 production. In 2010, there were no liftings of oil and, therefore, no associated depletion.

Amortization—deferred financing costs.  In March 2011, we refinanced our existing commercial debt facilities. As part of the transaction, we incurred $52.3 million of deferred financing costs, in addition to existing unamortized deferred financing costs of $68.6 million. As a result of the transaction, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and will be amortized over the term of the Facility. The related amortization of deferred financing costs decreased by $4.8 million during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to the decrease in capitalized deferred financing costs and the longer term associated with the Facility.

Interest expense.  Interest expense increased $2.9 million during the three months ended June 30, 2011, as compared with the three months ended June 30, 2010, primarily due to higher average outstanding debt during the three months ended June 30, 2011.

Derivatives, net.  Derivatives, net increased $9.3 million during the three months ended June 30, 2011, as compared with June 30, 2010 due to the unrealized change in fair value of the commodity derivative instruments.

Doubtful accounts expense.  During the second quarter of 2011, we released a $39.8 million allowance for doubtful accounts, related to a receivable in default.  We received the full amount of the receivable during the third quarter of 2011.

Income tax expense (benefit).  Income tax expense was $11.5 million during the three months ended June 30, 2011, as compared to an income tax benefit of $0.4 million for the three months ended June 30, 2010.  During the three months ended June 30, 2011, we had net income from our Ghanaian subsidiary that generated an income tax expense. During the three months ended June 30, 2010, we had a net loss that generated an income tax benefit. The related deferred tax assets that were generated from the net loss had a 100% valuation allowance.

Six Months Ended June 30, 2011 vs. June 30, 2010

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$216,652	$—	$216,652
Interest income	4,967	1,873	3,094
Other income	644	2,480	(1,836)
Total revenues and other income	222,263	4,353	217,910
Costs and expenses:
Oil and gas production	34,296	—	34,296
Exploration expenses, including dry holes	93,652	33,804	59,848
General and administrative	33,047	22,959	10,088
Depletion and depreciation	46,367	1,077	45,290
Amortization—deferred financing costs	11,805	12,911	(1,106)
Interest expense	38,658	26,499	12,159
Derivatives, net	10,234	4,971	5,263
Loss on extinguishment of debt	59,643	—	59,643
Doubtful accounts expense	(39,782)	—	(39,782)
Other expenses, net	61	(11)	72
Total costs and expenses	287,981	102,210	185,771
Loss before income taxes	(65,718)	(97,857)	32,139
Income tax benefit	(1,976)	(168)	(1,808)
Net loss	$(63,742)	$(97,689)	$33,947

Oil and gas revenue.  During the six months ended June 30, 2011, we recorded oil and gas revenue of $216.7 million due to oil production from our Jubilee Field Phase 1 production. We lifted and sold approximately 1,985 Mbbls at an average realized price per barrel of $109.14. No revenue was recognized during the six month period ended June 30, 2010.

Oil and gas production.  During the six months ended June 30, 2011, we recorded oil and gas production costs of $34.3 million related to oil production from our Jubilee Field Phase 1 development. Our average production cost per barrel was $17.28. No oil and gas production costs were recognized during the six month period ended June 30, 2010.

Exploration expenses.  Exploration expenses increased $59.8 million during the six months ended June 30, 2011, as compared with the six months ended June 30, 2010. During the six months ended June 30, 2011, we incurred $10.2 million for seismic costs for Ghana, Cameroon, and new ventures and $83.3 million of unsuccessful well costs, primarily related to the Cameroon N’gata-1, Cameroon Mombe-1, Ghana Makore-1, Ghana Banda-1 and Ghana Odum exploration wells. During the six months ended June 30, 2010, the Company incurred $27.4 million of unsuccessful well costs related to the Ghana Dahoma-1 and $5.4 million for seismic costs for Cameroon and Ghana.

General and administrative.  General and administrative costs increased $10.1 million during the six months ended June 30, 2011, as compared with the six months ended June 30, 2010, due to increases in non-cash expenses of $7.9 million for equity-based compensation and cash expenses of $1.6 million for travel expenses. Total non-cash general and administrative costs were $9.1 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

Depletion and depreciation.  Depletion and depreciation increased $45.3 million during the six months ended June 30, 2011, as compared with the six months ended June 30, 2010, due to production from our Jubilee Field Phase 1 development.

Amortization—deferred financing costs and Loss on extinguishment of debt.  During the six months ended June 30, 2011, we incurred approximately $52.3 million of deferred financing costs as part of the acquisition of the Facility, in addition to our existing unamortized deferred financing costs of $68.6 million. As a result of the debt refinance, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and will be amortized over the term of the Facility. The related amortization of deferred financing costs decreased by $1.1 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to the decrease in capitalized deferred financing costs and the longer term associated with the new Facility.

Doubtful accounts expense.  During the second quarter of 2011, we released a $39.8 million allowance for doubtful accounts, related to a receivable in default.  We received the full amount of the receivable during the third quarter of 2011.

Interest expense.  Interest expense increased $12.2 million during the six months ended June 30, 2011, as compared with the six months ended June 30, 2010, primarily due to higher average outstanding debt during the six months ended June 30, 2011.

Derivatives, net.  Derivatives, net decreased $5.3 million during the six months ended June 30, 2011, as compared with June 30, 2010 due to the unrealized change in fair value of the commodity derivative instruments.

Income tax benefit.  We had an income tax benefit of $2.0 million during the six months ended June 30, 2011, as compared to an income tax benefit of $0.2 million for the six months ended June 30, 2010. Kosmos Energy Ghana generated an income tax benefit for the six months ended June 30, 2011. In the prior year, we had a net loss that generated an income tax benefit; however, we established a valuation allowance against the deferred tax assets generated. The valuation allowance was released during the fourth quarter of 2010.

Liquidity and Capital Resources

As we have, until recently, been a development stage entity, we are actively engaged in an ongoing process to anticipate and meet our funding requirements related to exploring for and developing oil and natural gas resources in Africa. We have historically secured funding from equity commitments and commercial debt facilities to meet our ongoing liquidity requirements. In addition, we received our first oil revenues in January 2011 from Jubilee Field Phase 1 production. Accordingly, the cash generated from our operating activities will provide an additional source of future funding. We believe that our available cash, together with the net proceeds from our initial public offering and borrowings under the Facility, will be sufficient to meet our operating needs, service our existing debt, finance internal growth and fund capital expenditures through the next several years.

Significant Sources of Capital

In March 2011, the Company secured a $2.0 billion Facility from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility will be used to support our oil and gas exploration, appraisal and development program and corporate activities and to repay existing commercial debt facilities. The loan commitment may be increased up to a maximum of $3.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added.

The Facility includes a syndicate of institutions. BNP Paribas SA is the Facility Agent and Security Agent, Société Générale, London Branch is the Lead Technical and Modeling Bank, Crédit Agricole Corporate and Investment Bank is the Co-Technical and Modeling Bank and HSBC Bank plc is the Co-Technical Bank. There are more than 15 other institutions in the Facility.  The Facility has a final maturity date of March 29, 2018.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized $1.2 million of additional interest expense recorded during the three months ended June 30, 2011.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and is also constrained by the amortization schedule (once repayments under the Facility begin). As of May 15, 2014, outstanding borrowings will be subject to an amortization schedule. The first required payment is due on June 15, 2014, subject to the level of outstanding borrowings.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages. As of June 30, 2011, borrowings under the Facility totaled $1.3 billion. As of June 30, 2011, the undrawn availability under the Facility was an additional $128.0 million, net of a $23.0 million Letter of Credit related to the drilling contract for the “Eirik Raude” semi-submersible rig (see Note 2—Accounting Policies), which is secured by our available borrowing capacity. Total committed undrawn capacity provided for in the Facility is $700.0 million, which will be available to Kosmos should the borrowing base increase.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of March 29, 2011, our most recent forecast date, which requires the maintenance of:

•                  the field life cover ratio, not less than 1.30x; and

•                  the loan life cover ratio, not less than 1.10x,

in each case, as calculated on the basis of all available information. The “field life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of net cash flow through the depletion of the Jubilee Field plus the net present value of capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility. The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of net cash flow through the final maturity date of the Facility plus the net present value of capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility.

Capital Expenditures and Investments

We expect to incur substantial costs as we continue to develop our oil and natural gas prospects and as we:

•                  complete our 2011 exploration and appraisal drilling program in our offshore Ghana license areas;

•                  develop our discoveries that we determine to be commercially viable;

•                  purchase and analyze seismic and other geological and geophysical data to identify future prospects; and

•                  invest in additional oil and natural gas leases and licenses.

Oil production from the Jubilee Field commenced on November 28, 2010, and we have received revenues of $216.7 million in 2011. We anticipate that all wells within the Jubilee Phase 1 development will be commissioned and in operation during the fourth quarter of 2011.

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

If MODEC, the contractor for the FPSO we are using to produce hydrocarbons from the Jubilee Field, is unable to secure long-term financing for the cost of the FPSO in order to repay amounts originally loaned by us and certain other Jubilee Unit partners under an Advance Payments Agreement (of which we are not a signatory, as TGL entered into such agreement as Unit Operator of the Jubilee Unit) and a construction loan from third parties for the financing of the construction of the FPSO, the Jubilee Unit partners may need to directly purchase the FPSO or find an alternative funding source or buyer. MODEC is required to repay amounts advanced on the earlier of September 15, 2011 or the date of the first drawdown under MODEC’s long-term financing. Based on the terms of the UUOA, TGL is required to reimburse us the amounts MODEC reimburses TGL within 10 business days of repayment by MODEC. The Advance Payments Agreement grants to the Jubilee Unit partners the option to purchase the FPSO from MODEC on or before that same date at a discount to the FPSO’s market value. Should we elect to participate in any purchase of the vessel, the notes receivable under the Advance Payments Agreement of $110.1 million would be applied to the purchase price and our share of the remaining balance of cost to make such purchase is an amount up to approximately $120 million.

2011 Capital Program

We estimate we will incur approximately $500 million of capital expenditures for the year ending December 31, 2011. This capital expenditure budget consists of:

•                  $170 million for development in Ghana;

•                  $260 million for exploration and appraisal in Ghana;

•                  $20 million for exploration and appraisal in Cameroon;

•                  $40 million for new ventures to expand our license portfolio (including geological and geophysical expenses); and

•                  $10 million in unallocated funds that are available for additional drilling and licensing costs and activities.

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

The following table presents our liquidity and financial position as of June 30, 2011 and August 1, 2011:

(In thousands)	June 30, 2011	August 1, 2011

Cash	$818,279	557,749
Drawings under the commercial debt facility	1,300,000	1,000,000
Net debt	481,721	442,251

Total of unused borrowing base(1)	128,000	428,000
Unused borrowing base plus cash	946,279	985,749

(1)          Net of a letter of credit for $23.0 million that is secured by our available borrowing capacity at June 30, 2011 and at August 1, 2011.

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$54,499	$(105,313)
Investing activities	(119,543)	(383,964)
Financing activities	782,908	511,740

Operating activities.  Net cash provided by operating activities for the six months ended June 30, 2011 was $54.5 million, compared with net cash used in operating activities for the six months ended June 30, 2010 of $105.3 million. The increase in cash provided in the six months ended June 30, 2011 compared with the same period in 2010 was primarily due to sales of oil from the Jubilee Field Phase 1 production and working capital changes.

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2011 was $119.5 million, compared with net cash used in investing activities for the six months ended June 30, 2010 of $384.0 million. The decrease in cash used in the six months ended June 30, 2011 compared with the same period in 2010 was primarily attributable to changes in restricted cash and notes receivable. During the six months ended June 30, 2010, we set aside $110.4 million of restricted cash to primarily support our drilling activities. During the six months ended June 30, 2011, we released $112.0 million of associated restricted cash and set aside $27.7 million primarily related to requirements under the Facility.

Financing activities.  Net cash provided by financing activities for the six months ended June 30, 2011 was $782.9 million, compared with net cash provided by financing activities for the six months ended June 30, 2010 of $511.7 million. The increase in cash provided in the six months ended June 30, 2011 compared with the same period in 2010 was due to net proceeds from the initial public offering of $580.4 million offset by lower net borrowings of $260.0 million on the commercial debt facilities and a $49.2 million increase in cash used for deferred financing costs.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2011:

	Payments Due By Year(3)
	Total	2011(4)	2012	2013	2014	2015	Thereafter
	(In thousands)
Drilling rig contract(1)	$169,687	$36,011	$133,676	$—	$—	$—	$—
Operating leases	5,656	811	1,636	1,660	1,168	381	—
Commercial debt facility(2)	1,300,000	—	—	—	—	300,000	1,000,000
Interest payments on commercial debt facility	461,407	27,084	57,731	68,899	87,619	96,018	124,056

(1)	Does not include any well commitments we may have under our oil and natural gas licenses.
(2)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2011. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In July 2011, we voluntarily paid $300.0 million on the Facility. As of the date of the financial statements, borrowings under the Facility totaled $1.0 billion and the scheduled principal maturities during the next five years and thereafter are: 2011 — zero; 2012 — zero; 2013 — zero; 2014 — zero; 2015 — zero and thereafter — $1.0 billion.

(3)	Does not include purchase commitments for jointly owned fields and facilities where we are not the operator.
(4)	Represents payments for the period July 1, 2011 through December 31, 2011.

The following table presents maturities by expected maturity dates under the Facility, the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

	Year Ending December 31,						Asset
	July 1 Through December 31, 2011	2012	2013	2014	2015	Thereafter	(Liability) Fair Value at June 30, 2011
	(In thousands, except percentages)
Variable rate debt:
Commercial debt facility maturities(1)	$—	$—	$—	$—	$300,000	$1,000,000	$(1,300,000)
Weighted average interest rate	4.17%	4.44%	5.30%	6.74%	7.61%	9.02%
Interest rate swaps
Notional debt amount(2)	$161,250	$138,073	$91,683	$47,033	$16,875	$6,250	$(3,789)
Fixed rate payable	2.22%	2.22%	2.22%	2.22%	2.22%	2.22%
Variable rate receivable(3)	0.40%	0.69%	1.55%	2.59%	3.52%	4.06%
Notional debt amount(2)	$161,250	$138,073	$91,683	$47,033	$16,875	$6,250	$(4,121)
Fixed rate payable	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Variable rate receivable(3)	0.40%	0.69%	1.55%	2.59%	3.52%	4.06%
Notional debt amount(2)	$77,500	$63,625	$19,057	$1,868	$—	$—	$(289)
Fixed rate payable	0.98%	0.98%	0.98%	0.98%
Variable rate receivable(3)	0.40%	0.69%	1.55%	2.32%
Notional debt amount(2)	$75,007	$50,942	$24,680	$38,434	$23,137	$—	$18
Fixed rate payable	1.34%	1.34%	1.34%	1.34%	1.34%
Variable rate receivable(3)	0.40%	0.69%	1.55%	2.59%	3.35%

(1)                                  Subsequent to June 30, 2011, the Company repaid $300.0 million, reducing outstanding borrowings to $1.0 billion.

(2)                                  Represents weighted average notional contract amounts of interest rate derivatives.

(3)                                  Based on implied forward rates in the yield curve at the reporting date.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any material off-balance sheet arrangements.

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

Income Taxes.  We account for income taxes as required by ASC 740—Income Taxes. We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2010, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change.

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

The Company had net deferred tax assets in Ghana totaling approximately $79.8 million and $77.5 million at June 30, 2011 and December 31, 2010, respectively. Prior to the commencement of production from the Jubilee Field on November 28, 2010, the Company maintained a full valuation allowance against its net deferred tax asset. However, at December 31, 2010, the Company determined that it was more likely than not that the deferred tax asset for its Ghana operations would be recognized, resulting in the valuation allowance no longer being necessary. Therefore, we released the $20.6 million deferred tax asset valuation allowance and recognized $56.9 million of deferred tax assets generated during 2010. The factors that the Company considered are discussed below. Based on these factors, the Company concluded that many of the considerations that previously led to the need for a valuation allowance related to the Ghana deferred tax assets was not required as of December 31, 2010.

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

ASC 740 provides a more-likely-than-not standard in evaluating whether a valuation allowance is necessary after weighing all of the available evidence. Using the more-likely-than-not standard and weighing all available positive and negative evidence, the Company concluded that the positive evidence outweighs the negative evidence of cumulative losses incurred during the development stage. Accordingly, we determined that it is more likely than not that the deferred tax asset for our Ghanaian operations would be recognized as of June 30, 2011 and December 31, 2010.

Effective January 1, 2009, we adopted the provisions of ASC 740—Income Taxes that clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, this standard provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of this adoption, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ending June 30, 2011:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2010	$(28,319)	$(5,638)	$(33,957)
Changes in contract fair value	(10,234)	(6,012)	(16,246)
Contract maturities (settlements)	—	3,469	3,469
Fair value of contracts outstanding as of June 30, 2011	$(38,553)	$(8,181)	$(46,734)

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2011:

	Bbl/day	Weighted Average Floor Price	Weighted Average Deferred Premium/bbl	Liability Fair Value at June 30, 2011
Oil derivatives:
Deferred premium puts
July 2011 – December 2011	11,332	$72.01	$8.90
January 2012 – December 2012	4,625	$62.74	$7.04
January 2013 – December 2013	2,515	$61.73	$7.32
Total fair value deferred premium puts(1)				$31,679
Compound options (calls on puts)(2)
July 2012 – December 2012	5,399	$66.48	$6.73
January 2013 – June 2013	3,855	$66.48	$7.10
Total fair value compound options(1)				$6,874

(1)

Fair values are based on the average forward Dated Brent oil prices on June 30, 2011 which by year are: 2011 - $112.39; 2012 - $111.99 and 2013 - $109.76. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on August 1, 2011 market quotes by year are: 2011- $116.15; 2012 - $115.26 and 2013 - $112.80.

(2)	The calls expire June 29, 2012 and have a weighted average premium of $4.82/bbl.

Interest Rate Sensitivity

At June 30, 2011, we had indebtedness outstanding under our Facility of $1.3 billion, of which $825.0 million bore interest at floating rates. The weighted average annual interest rate incurred on this indebtedness for the six months ended June 30, 2011, was approximately 5.4%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on our Facility.

As of June 30, 2011, the fair market value of our interest rate swaps was a net liability of approximately $8.2 million. If LIBOR increased 10%, we estimate the liability would decrease to approximately $7.0 million, and if LIBOR decreased 10%, we estimate the liability would increase to approximately $9.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance that the information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the final prospectus other than as follows:

We will not have a license for the Cap Boujdour Block offshore Morocco and we will not be able to commence our exploration operations on this block until the Cap Boujdour Petroleum Agreement governing our interests in such block is approved by a ministerial order in accordance with Moroccan law.

In July 2011, we entered into the Cap Boujdour Petroleum Agreement with ONHYM. Our Cap Boujdour Offshore Block award will not be final and we will not have a license for the Cap Boujdour Offshore Block unless and until this Petroleum Agreement is approved by a ministerial order in accordance with Moroccan law by the Moroccan Minister for Energy and the Minister of Finance. There is a risk that the Cap Boujdour Petroleum Agreement will not receive a joint ministerial order and that we may be unable to enforce any contractual rights we have in the Cap Boujdour Offshore Block and we will not be able to commence our exploration operations on the Cap Boujdour Offshore Block. Further, if the Cap Boujdour Offshore Petroleum Agreement receives ministerial approval later than we expect, our planned activities offshore Morocco could be delayed.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering of common shares was effected through a Registration Statement on Form S-1 (File No. 333-171700) that was declared effective by the SEC on May 10, 2011, which (combined with the Registration Statement on Form S-1 (File No. 333-174116)) registered an aggregate of 37,950,000 of our common shares at a public offering price of $18.00 per share, which would have yielded proceeds of $683.1 million. On May 16, 2011, the Company registered and publicly sold 33,000,000 common shares. The underwriters had an over-allotment option to purchase 4,950,000 additional common shares within 30 days of May 10, 2011. On June 14, 2011, the Company closed the sale of an additional 1,518,242 common shares pursuant to the over-allotment option exercised by the underwriters of the initial public offering. This partial exercise of the over-allotment option brings the total number of common shares sold in the offering to 34,518,242 at a public offering price of $18.00 per share, for gross proceeds of approximately $621.3 million. Our net proceeds from the sale of 34,518,242 common shares after underwriting discounts and commissions and offering expenses of $40.9 million were approximately $580.4 million.

There has been no material change in our planned use of proceeds from the initial public offering from that described in our final prospectus dated May 10, 2011 and filed with the Securities and Exchange Commission pursuant to Rule 424(b).

On July 11, 2011 we used $130.0 million of net proceeds as part of the $300.0 million prepayment on the Facility.

On June 10, 2011 we used $15.0 million of net proceeds to pay GNPC as part of the settlement agreement with GNPC and the Government of Ghana.

Pending use of the remaining proceeds, we have invested these net proceeds in institutionally-managed accounts that purchase only highly rated investment grade securities.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 11, 2011	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1

Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 2 to registration statement on Form S-1 (File No. 333-171700) filed with the Securities and Exchange Commission on March 23, 2011 and incorporated herein by reference)

3.2

Memorandum of Association of Kosmos Energy Ltd. (filed as Exhibit 3.2 to the Company’s Amendment No. 2 to registration statement on Form S-1 (File No. 333-171700) filed with the Securities and Exchange Commission on March 23, 2011 and incorporated herein by reference)

3.3

Form of Bye-laws of Kosmos Energy Ltd. (filed as Exhibit 3.3 to the Company’s Amendment No. 3 to registration statement on Form S-1 (File No. 333-171700) filed with the Securities and Exchange Commission on March 30, 2011 and incorporated herein by reference)

4.1

Specimen Share Certificate (filed as Exhibit 4.1 to the Company’s Amendment No. 5 to registration statement on Form S-1 (File No. 333-171700) filed with the Securities and Exchange Commission on April 25, 2011 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.