Form 10-Q
period 2011-09-30
Kosmos Energy Ltd.
filed 2011-11-10
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Shares, $0.01 par value	389,867,068

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

“Plan of development” or “PoD”	A written document outlining the steps to develop a field.
“Producing well”	A well that is found to be capable of producing hydrocarbons in sufficient quantities so that proceeds from the sale of such production exceed production expenses and taxes.
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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$656,442	$100,415
Restricted cash	22,949	80,000
Receivables:
Joint interest billings	89,614	124,449
Oil sales	114,933	—
Notes	109,441	113,889
Other	4,734	615
Inventories	33,010	37,674
Prepaid expenses and other	15,733	13,278
Current deferred tax assets	50,127	89,600
Total current assets	1,096,983	559,920

Property and equipment:
Oil and gas properties, net of accumulated depletion of $90,872 and $6,430, respectively	1,122,904	989,869
Other property, net of accumulated depreciation of $7,300 and $5,343, respectively	8,102	8,131
Property and equipment - net	1,131,006	998,000

Other assets:
Restricted cash	3,500	32,000
Long-term receivables - joint interest billings, net of allowance	—	21,897
Deferred financing costs and other assets, net of accumulated amortization of $4,388 and $32,093, respectively	57,041	78,217
Long-term deferred tax assets	2,297	—
Derivatives	—	1,501
Total assets	$2,290,827	$1,691,535

Liabilities and shareholders’ equity/unit holdings equity
Current liabilities:
Current maturities of long-term debt	$—	$245,000
Accounts payable	197,224	163,495
Accrued liabilities	41,409	53,208
Derivatives	30,023	20,354
Total current liabilities	268,656	482,057

Long-term liabilities:
Long-term debt	1,000,000	800,000
Derivatives	9,674	15,104
Asset retirement obligations	19,622	16,752
Deferred tax liability	12,513	12,513
Other long-term liabilities	15,661	1,014
Total long-term liabilities	1,057,470	845,383

Convertible preferred units, 100,000,000 units authorized:
Series A – zero and 30,000,000 units issued at September 30, 2011 and December 31, 2010, respectively	—	383,246
Series B – zero and 20,000,000 units issued at September 30, 2011 and December 31, 2010, respectively	—	568,163
Series C – zero and 884,956 units issued at September 30, 2011 and December 31, 2010, respectively	—	27,097

Shareholders’ equity/unit holdings equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2011 and December 31, 2010	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 390,214,659 and zero issued at September 30, 2011 and December 31, 2010, respectively	3,902	—
Common units, 100,000,000 units authorized; zero and 19,069,662 issued at September 30, 2011 and December 31, 2010, respectively	—	516
Additional paid-in capital	1,607,754	—
Accumulated deficit	(650,471)	(615,515)
Accumulated other comprehensive income	3,522	588
Treasury stock, at cost, 646,235 and zero shares at September 30, 2011 and December 31, 2010, respectively	(6)	—
Total shareholders’ equity/unit holdings equity	964,701	(614,411)
Total liabilities, convertible preferred units and shareholders’ equity/unit holdings equity	$2,290,827	$1,691,535

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil and gas revenue	$230,262	$—	$446,914	$—
Interest income	2,492	675	7,459	2,548
Other income	91	1,313	735	3,793
Total revenues and other income	232,845	1,988	455,108	6,341

Costs and expenses:
Oil and gas production	24,185	—	58,481	—
Exploration expenses, including dry holes	11,005	18,960	104,657	52,764
General and administrative	39,093	27,845	72,140	50,804
Depletion and depreciation	42,593	578	88,960	1,655
Amortization - deferred financing costs	2,194	7,644	13,999	20,555
Interest expense	16,581	19,146	55,239	45,645
Derivatives, net	(4,984)	10,339	5,250	15,310
Loss on extinguishment of debt	—	—	59,643	—
Doubtful accounts expense	—	—	(39,782)	—
Other expenses, net	(79)	31	(18)	20
Total costs and expenses	130,588	84,543	418,569	186,753

Income (loss) before income taxes	102,257	(82,555)	36,539	(180,412)
Income tax expense (benefit)	50,481	(6)	48,505	(174)

Net income (loss)	51,776	(82,549)	(11,966)	(180,238)

Accretion to redemption value of convertible preferred units	—	(16,661)	(24,442)	(48,602)

Net income (loss) attributable to common shareholders/unit holders	$51,776	$(99,210)	$(36,408)	$(228,840)

Net income (loss) per share attributable to common shareholders:
Basic	$0.13
Diluted	$0.13
Pro forma basic			$(0.03)
Pro forma diluted			$(0.03)

Weighted average number of shares used to compute net income (loss) per share:
Basic	368,996
Diluted	369,341
Pro forma basic			349,792
Pro forma diluted			349,792

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/UNIT HOLDINGS EQUITY

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Units		Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Units	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2010	19,070	$516	—	$—	$—	$(615,515)	$588	$—	$(614,411)
Issuance of profit units	1,783	—	—	—	—	—	—	—	—
Relinquishments of profit units	(2,686)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	29,264	—	—	—	29,264
Derivatives, net	—	—	—	—	—	—	2, 934	—	2,934
Accrete convertible preferred units to redemption amount	—	—	—	—	(1,452)	(22,990)	—	—	(24,442)
Common shares issued upon corporate reorganization	(18,167)	(516)	341,177	3,412	1,000,052	—	—	—	1,002,948
Common shares issued at initial public offering, net of offering costs	—	—	34,518	345	580,029	—	—	—	580,374
Restricted stock awards	—	—	14,520	145	(145)	—	—	—	—
Restricted stock forfeitures	—	—	—	—	6	—	—	(6)	—
Net loss	—	—	—	—	—	(11,966)	—	—	(11,966)
Balance as of September 30, 2011	—	$—	390,215	$3,902	$1,607,754	$(650,471)	$3,522	$(6)	$964,701

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(11,966)	$(180,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	102,959	22,210
Deferred income taxes	37,176	—
Unsuccessful well costs	87,845	43,127
Derivative related activity	8,674	25,630
Equity-based compensation	29,264	1,672
Doubtful accounts expense	(39,782)	—
Loss on extinguishment of debt	59,643	—
Other	1,939	(265)
Changes in assets and liabilities:
Increase in receivables	(36,786)	(59,696)
(Increase) decrease in inventories	2,126	(3,188)
Increase in prepaid expenses and other	(2,455)	(6,216)
Increase in accounts payable	33,729	34,574
Decrease in accrued liabilities	(5,220)	(10,790)
Net cash provided by (used in) operating activities	267,146	(133,180)

Investing activities
Oil and gas assets	(282,098)	(330,173)
Other property	(1,928)	(1,113)
Notes receivable	4,448	(60,878)
Restricted cash	85,551	(59,000)
Net cash used in investing activities	(194,027)	(451,164)

Financing activities
Borrowings under long-term debt	1,393,000	665,000
Payments on long-term debt	(1,438,000)	—
Net proceeds from the initial public offering	580,374	—
Deferred financing costs	(52,466)	(17,315)
Net cash provided by financing activities	482,908	647,685

Net increase in cash and cash equivalents	556,027	63,341
Cash and cash equivalents at beginning of period	100,415	139,505
Cash and cash equivalents at end of period	$656,442	$202,846

Supplemental cash flow information
Cash paid for:
Interest	$36,854	$35,125
Income taxes	$850	$762

Non-cash activity:
Deemed payment and termination of notes receivable	$—	$90,197

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$51,776	$(82,549)	$(11,966)	$(180,238)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	—	—	—	(4,838)
Loss on cash flow hedge included in operations	1,193	1,278	2,934	4,383
Other comprehensive income (loss)	1,193	1,278	2,934	(455)
Comprehensive income (loss)	$52,969	$(81,271)	$(9,032)	$(180,693)

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

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and consolidated cash flows for the nine months ended September 30, 2011 and 2010. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our final prospectus.

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

Restricted Cash

As of September 30, 2011, we had $22.9 million of current restricted cash related to funds that will be utilized for payment on interest and commitment fees on our commercial debt facility. In accordance with our commercial debt facility, we are required to maintain a balance that is sufficient to meet the payment of interest and fees for the next six-month period. The $3.5 million long-term restricted cash is related to cash collateralization for performance guarantees related to our petroleum agreements.

As of December 31, 2010, in accordance with our commercial debt facilities that existed as of December 31, 2010, we had restricted cash of $89.0 million, of which $80.0 million was included in current assets. Additionally, effective December 30, 2010, we provided a $23.0 million cash collateralized irrevocable standby letter of credit (“Letter of Credit”) with respect to our share of Tullow Ghana Limited’s (“TGL”) Letter of Credit related to TGL’s drilling contract for the “Eirik Raude” semi-submersible rig. In March 2011, the restricted cash related to the debt facilities agreement and the cash collateral for the Letter of Credit was released as a result of our debt refinancing. The Letter of Credit was collateralized by our available borrowing capacity under the commercial debt facility until it expired on September 14, 2011.

Receivables

The Company’s receivables consist of joint interest billings, oil sales, notes and other receivables for which the Company generally does not require collateral security. Receivables from joint interest owners are stated at amounts due, net of an allowance for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. The Company’s allowances for doubtful accounts totaled zero and $39.8 million as of September 30, 2011 and December 31, 2010, respectively. See Note 5—Joint Interest Billings.

Inventories

Inventories consisted of $26.6 million and $25.2 million of materials and supplies and $6.4 million and $12.5 million of hydrocarbons as of September 30, 2011 and December 31, 2010, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

The Company evaluates unproved property periodically for impairment. These costs are generally related to the acquisition of leasehold costs. The impairment assessment considers results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential future reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize an impairment loss at that time.

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

Depreciation and amortization of other property is computed using the straight-line method over the assets’ estimated useful lives (not to exceed the lease term for leasehold improvements), ranging from three to seven years.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations as required by ASC 410—Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long-lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long-lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion and depreciation in the consolidated statement of operations.

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

As of September 30, 2011 and December 31, 2010, Kosmos Energy Finance had zero and $58.0 million, respectively, in cash and cash equivalents. Kosmos Energy Finance did not have any assets or liabilities as of September 30, 2011, and will have no financial statement activity in the future. As of December 31, 2010, Kosmos Energy Finance’s other assets and liabilities are shown separately on the face of the consolidated balance sheet in the following line items: current and long-term restricted cash; deferred financing costs; long-term derivatives asset; current and long-term debt; and current and long-term derivatives liabilities.

Prior to the incorporation of Kosmos Energy Finance International on March 18, 2011, Kosmos Energy Finance International did not have any financial statement activity.  Kosmos Energy Finance International’s assets and liabilities are shown separately on the face of the consolidated balance sheet as of September 30, 2011, in the following line items: current restricted cash; deferred financing costs; long-term debt; and current and long-term derivatives liabilities. At September 30, 2011, Kosmos Energy Finance International had $157.6 million in cash and cash equivalents, $7.5 million in accrued liabilities and $2.2 million in other long-term liabilities.

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

3. Notes Receivable

Effective May 7, 2010, TGL, as operator of and acting on behalf of the Jubilee Unit parties under the Unitization and Unit Operating Agreement (“Jubilee UUOA”), entered into an Advance Payments Agreement (“Advance Payments Agreement”) with MODEC, Inc. (“MODEC”) related to partial funding of the construction of the FPSO. The payment limit for the Advance Payments Agreement is $466.3 million, of which Kosmos Energy Ghana HC’s (“Kosmos Ghana”) a wholly owned subsidiary, share is $122.2 million. Of the $466.3 million, $341.1 million was deemed to have been advanced from TGL to MODEC. In September 2011, the maturity date of the Advance Payments Agreement was extended from September 15, 2011 to October 28, 2011 (see Note 18—Subsequent Events). MODEC is required to repay TGL on the earlier of the maturity date, or the date of the first drawdown under MODEC’s long-term financing. The remaining balance due under the Advance Payments Agreement as of September 30, 2011 and December 31, 2010, was $109.4 million and $113.9 million, respectively. We recognized interest income of $1.5 million and zero for the three months ended September 30, 2011 and 2010, respectively, and $4.3 million and zero for the nine months ended September 30, 2011 and 2010, respectively.

4. Jubilee Field Unitization

The Jubilee Field in Ghana, discovered by the Mahogany-1 well in June 2007, covers an area within both the West Cape Three Points (“WCTP”) and Deepwater Tano (“DT”) Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT Petroleum Agreements and as required by Ghana’s Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos Ghana and its partners negotiated a comprehensive unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit. On July 13, 2009, the Ministry of Energy provided its written approval of the Jubilee UUOA. The Jubilee UUOA was executed by all parties and was effective July 16, 2009. The tract participations were 50% for each block. TGL is the Unit Operator, and Kosmos Ghana is the Technical Operator for the development of the Jubilee Field. The accounting for the Jubilee Unit included in these consolidated financial statements is in accordance with the tract participation stated in the  Jubilee UUOA. Pursuant to the terms of the Jubilee UUOA, the percentage of such interests is subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Unit Interest (participating interest in the Jubilee Unit) may call for a second redetermination after two years from December 1, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow’s acquisition of EO Group — see Note 5—Joint Interest Billings) to 24.07710%. The consolidated financial statements as of September 30, 2011, are based on these redetermined tract participations. As a result of the change in our Unit Interest, we recorded increases in oil and gas properties, inventory, notes receivable, current deferred tax asset and operator general and administrative expenses of $19.4 million, $3.9 million, $2.6 million, $0.2 million and $0.6 million, respectively, with an offsetting reduction of $14.2 million in JIB receivables and an increase of $12.5 million in long-term liabilities. Our capital costs due related to the increased Unit Interest are payable over a two-year period starting in December 2011. Although the Jubilee Field is unitized, Kosmos Ghana’s working interest in each block outside the boundary of the Jubilee Unit area was not changed. Kosmos Ghana remains operator of the WCTP Block outside the Jubilee Unit area.

5. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current or long-term based on when collection is expected to occur. As of September 30, 2011 and December 31, 2010, we had $89.6 million and
$124.4 million, respectively, included in current joint interest billings receivable and zero and $21.9 million, respectively, were included in long-term joint interest billings receivable. Long-term balances are shown net of allowances of zero and $39.8 million as of September 30, 2011 and December 31, 2010, respectively.

In August 2009, Ghana National Petroleum Corporation (“GNPC”) notified our unit partners and us that it would exercise its right for the applicable contractor group to pay its 2.5% WCTP Block share and 5.0% DT Block share of the Jubilee Field development costs and be reimbursed for such costs plus interest out of a portion of GNPC’s production revenues under the terms of the WCTP Petroleum Agreement and DT Petroleum Agreement, respectively. As of September 30, 2011 and December 31, 2010, the joint interest billing receivable due from GNPC was $22.4 million and $29.6 million, respectively.

EO Group Limited’s (“EO Group”) share of costs under the WCTP Petroleum Agreement until first production occurred were paid by Kosmos Ghana. EO Group was required to reimburse Kosmos Ghana for all development costs paid by Kosmos Ghana on EO Group’s behalf. The related receivable became due upon commencement of production in 2010.

On July 22, 2011, Tullow Oil plc closed a transaction to acquire EO Group’s entire 3.5% interest in the WCTP Petroleum Agreement, including the correlative interest in the Jubilee Unit. As a result of the transaction, we received full repayment of the long-term joint interest billing receivable related to Jubilee Field development costs paid on EO Group’s behalf. The related valuation allowance of $39.8 million was reversed during the second quarter of 2011. In addition, our unit participation interest in the Jubilee Unit increased 0.01738%. This resulted from the elimination of EO Group’s carry by the other Jubilee owners of GNPC’s additional paying interest of 3.75% in the Jubilee Unit. Our working interest in the remainder of the WCTP Block was not changed by the transaction and remains 30.875% (giving effect to GNPC’s optional additional paying interest).

6. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Oil and gas properties, net:
Proved properties	$562,363	$426,831
Unproved properties	255,477	198,149
Support equipment and facilities	395,936	371,319
Less: accumulated depletion	(90,872)	(6,430)
	$1,122,904	$989,869

We recorded depletion expense of $41.3 million and zero for the three months ended September 30, 2011 and 2010, respectively, and $85.4 million and zero for the nine months ended September 30, 2011 and 2010, respectively.  The Company had depletion costs of $5.5 million and $6.4 million included in crude oil inventory and other receivables as of September 30, 2011 and December 31, 2010, respectively.

7. Suspended Well Costs

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired.

The following table reflects the Company’s capitalized exploratory well activities as of and during the nine months ended September 30, 2011. The table excludes $48.0 million in costs that were capitalized and subsequently expensed in the same period.

September 30, 2011
(In thousands)
Beginning balance (January 1, 2011)	$167,511
Additions to capitalized exploratory well costs pending the determination of proved reserves	114,717
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(39,868)
Ending balance (September 30, 2011)	$242,360

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2011	December 31, 2010
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$108,673	$49,022
Exploratory well costs capitalized for a period greater than one year	133,687	118,489
Ending balance	$242,360	$167,511
Number of projects with exploratory well costs that have been capitalized for more than one year	3	3

As of September 30, 2011, the exploratory well costs capitalized for more than one year since the completion of drilling are the Mahogany-3, Mahogany-4, Mahogany-5 and Mahogany Deep-2 exploration wells in the WCTP Block and the Tweneboa-1, Tweneboa-2 and Enyenra-1 wells in the DT Block. All costs incurred are approximately one to three years old.

Odum Discovery—Due to the technical challenges presented by the gravity of the oil encountered in the Odum discovery, we determined to not declare the discovery commercial during the second quarter of 2011. Accordingly, the related suspended well costs associated with the Odum discovery of $32.6 million were written off.

Mahogany East Area—Three appraisal wells, Mahogany-4, Mahogany-5 and Mahogany Deep-2, have been drilled. The Mahogany East Area was declared commercial in September 2010, and a plan of development (“PoD”) was submitted to Ghana’s Ministry of Energy as of May 2, 2011. In a letter dated May 16, 2011, the Minister of Energy did not approve the PoD and requested the WCTP PA Block partners make separate declarations for the Mahogany extended area (east of the Jubilee Unit) and Mahogany deep discoveries, which were combined by the WCTP Block partners as Mahogany East in September 2010 and the PoD submission as of May 2, 2011; and requested other information. The WCTP PA partners believe the combined submission was proper and have held meetings with GNPC which resolved issues relating to the work program in the PoD. GNPC and the WCTP PA Block partners continued working to resolve other differences; however, the WCTP PA contains specific timelines for PoD approval and discussions, which expired at the end of June 2011. On June 30, 2011, we, as Operator of the WCTP Block and on behalf of the WCTP PA Block partners, delivered a Notice of Dispute to the Minister of Energy as provided under the WCTP PA. This Notice of Dispute establishes a process for negotiation and consultation for a period of 30 days (or longer if mutually agreed) among senior representatives from the Minister of Energy, GNPC and the WCTP PA Block partners to resolve the matter of approval of the PoD. We and the WCTP Block partners are in discussions with the Ministry of Energy and GNPC to resolve differences on the PoD.

Tweneboa Discovery—Three appraisal wells, Tweneboa-2, Tweneboa-3 and Tweneboa-4, have been drilled. Following additional appraisal, drilling and evaluation, a decision regarding commerciality of the Tweneboa discovery is expected to be made by the DT block partners in 2012. Within six months of such a declaration, a plan of development would be prepared and submitted to Ghana’s Ministry of Energy.

Enyenra Discovery — Two appraisal wells, Enyenra-2A and Enyenra-3A, have been drilled. Following additional appraisal, drilling and evaluation, a decision regarding commerciality of the Enyenra discovery is expected to be made by the DT block partners in 2012. Within six months of such a declaration, a plan of development would be prepared and submitted to Ghana’s Ministry of Energy.

8. Accounts Payable and Accrued Liabilities

At September 30, 2011 and December 31, 2010, $197.2 million and $163.5 million, respectively, were recorded for invoices received but not paid. Accrued liabilities were $41.4 million and $53.2 million at September 30, 2011 and December 31, 2010, respectively, and consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Accrued liabilities:
Accrued exploration and development	$15,917	$26,843
Accrued interest	7,484	655
Accrued general and administrative expenses	6,516	23,393
Taxes other than income	630	1,936
Income taxes	10,862	381
	$41,409	$53,208

9. Debt

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The total loan commitments of the Facility may be increased up to a maximum of $3.0 billion if the lenders increase their commitments or if loan commitments from new financial institutions are added.

As part of the debt refinancing in March 2011, we recorded a $59.6 million loss on the extinguishment of debt. Additionally, we have $61.3 million of deferred financing costs related to the Facility, which are being amortized over the term of the Facility.

Interest expense was $9.3 million and $10.1 million (net of capitalized interest of $1.0 million and $3.0 million), and commitment fees were $2.2 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively. Interest expense was $36.6 million and $27.0 million (net of capitalized interest of $3.0 million and $7.1 million) and commitment fees were $5.7 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized $1.0 million and $2.2 million of additional interest expense during the three and nine months ended September 30, 2011, respectively.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and also is constrained by the amortization schedule (once repayments under the Facility begin). As of May 15, 2014, outstanding borrowings will be subject to an amortization schedule. The first required payment could be as early as June 15, 2014, subject to the level of outstanding borrowings. The Facility has a final maturity date of March 29, 2018.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages. As of September 30, 2011, borrowings under the Facility totaled $1.0 billion. As of September 30, 2011, the undrawn availability under the Facility was an additional $407.3 million.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of August 31, 2011, our most recent forecast date, which requires the maintenance of:

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

At September 30, 2011, the scheduled maturities of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2011 (1)	2012	2013	2014	2015	Thereafter
	(In thousands)
Commercial debt facility(2)	$—	$—	$—	$—	$—	$1,000,000

(1)   Represents payments for the period October 1, 2011 through December 31, 2011.

(2)          The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2011. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the five year period and thereafter.

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

Oil Derivative Contracts

In 2010, we entered into various oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production. These contracts consist of deferred premium puts and compound options (calls on puts).

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

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per bbl for those contracts as of September 30, 2011:

Type of Contract and Period	bbl/day	Weighted Average Floor Price	Weighted Average Deferred Premium/bbl
Deferred Premium Puts
October 2011 - December 2011	11,332	$72.01	$9.12
January 2012 - December 2012	4,625	62.74	7.04
January 2013 - December 2013	2,515	61.73	7.32
Compound Options (calls on puts)
July 2012 - December 2012(1)	5,399	66.48	6.73
January 2013 - June 2013(1)	3,855	66.48	7.10

(1)                                  The calls expire June 29, 2012, and have a weighted average premium of $4.82/bbl.

Interest Rate Swaps Derivative Contracts

In 2010, Kosmos entered into derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt to a weighted average fixed rate. The following table summarizes our open interest rate swaps as of September 30, 2011:

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

The following tables disclose the Company’s derivative instruments as of September 30, 2011 and December 31, 2010:

		Estimated Fair Value
		Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2011	2010
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Commodity	Derivatives assets - current	$—	$—
Interest rate	Derivatives assets - current	—	—
Commodity	Derivatives assets - noncurrent	—	—
Interest rate	Derivatives assets - noncurrent	—	1,501

Derivative liability:
Commodity	Derivatives liabilities - current	(22,812)	(13,979)
Interest rate	Derivatives liabilities - current	(7,211)	(6,375)
Commodity	Derivatives liabilities - long-term	(4,784)	(14,340)
Interest rate	Derivatives liabilities - long-term	(4,890)	(764)

Total derivatives not designated as hedging instruments		$(39,697)	$(33,957)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Contract	Location of Gain/(Loss)	2011	2010	2011	2010
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate	AOCI(L)	$—	$—	$—	$(455)
Interest rate(1)	Interest expense	(1,193)	(1,278)	(2,934)	(4,383)
Total derivatives in cash flow hedging relationships		$(1,193)	$(1,278)	$(2,934)	$(4,838)

Derivatives not designated as hedging instruments:
Commodity	Derivatives, net	$4,984	$(10,339)	$(5,250)	$(15,310)
Interest rate	Interest expense	(3,921)	(5,715)	(9,933)	(9,079)
Total derivatives not designated as hedging instruments		$1,063	$(16,054)	$(15,183)	$(24,389)

(1)           Amounts were reclassified from AOCI(L) into earnings.

The fair value of the effective portion of the derivative contracts on May 31, 2010, is reflected in AOCI(L) and is being transferred to interest expense over the remaining term of the contracts. In accordance with the mark-to-market method of accounting, the Company recognizes all future changes in fair values of its derivative contracts as gains or losses in earnings during the period in which they occur. The Company expects to reclassify $0.2 million of losses from AOCI(L) to interest expense within the next 12 months. See Note 11—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2011
Assets:
Money market accounts	$475,941	$—	$—	$475,941
Interest rate derivatives	—	—	—	—
Liabilities:
Commodity derivatives	—	(27,596)	—	(27,596)
Interest rate derivatives	—	(12,101)	—	(12,101)
Total	$475,941	$(39,697)	$—	$436,244

December 31, 2010
Assets:
Money market accounts	$18,056	$—	$—	$18,056
Interest rate derivatives	—	1,501	—	1,501
Liabilities:
Commodity derivatives	—	(28,319)	—	(28,319)
Interest rate derivatives	—	(7,139)	—	(7,139)
Total	$18,056	$(33,957)	$—	$(15,901)

All fair values have been adjusted for nonperformance risk resulting in a decrease of the commodity derivative liabilities of approximately $0.8 million and a decrease of the interest rate derivatives of approximately of $0.4 million as of September 30, 2011. When the accumulated net present value for all of the derivative contracts with a counterparty is in an asset position, the Company uses the counterparty’s credit default swap (“CDS”) rates to estimate non-performance risk. When the accumulated net present value for all derivative contracts for a counterparty are in a liability position, the Company uses its internal rate of borrowing to estimate our non-performance risk.

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

Interest Rate Derivatives

As of September 30, 2011 and December 31, 2010 the Company had interest rate swaps with notional amounts of $475.0 million, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market. The Company’s interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.

12. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

September 30, 2011
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$16,752
Liabilities incurred during period	1,257
Revisions in estimated retirement obligations	—
Liabilities settled during period	—
Accretion expense	1,613
Ending asset retirement obligations	$19,622

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

A summary of the status of the Kosmos Energy Holdings’ unvested profit units immediately prior to the corporate reorganization were as follows:

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

Total profit unit compensation expense recognized in income was zero and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

In April 2011, the Board of Directors approved a Long-Term Incentive Plan (the “LTIP”), which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. The LTIP provides for the issuance of 24.5 million shares pursuant to awards under the plan, in addition to the 10,032,827 restricted stock awards exchanged for unvested profit units.

The following table shows the number of shares available for issuance pursuant to awards under the Company’s LTIP at September 30, 2011:

Shares
(In thousands)
Approved and authorized awards(1)	24,503
Awards issued after May 16, 2011(1)	(14,520)
Awards forfeited(1)	95
Awards available for future grant	10,078

(1)                                 Excludes 10,032,827 restricted stock awards that were exchanged for unvested profit units and any related forfeitures of such awards.

The Company records compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. The Company recorded $20.1 million and $28.1 million in compensation expense from our restricted stock awards during the three and nine months ended September 30, 2011. The following table reflects the outstanding restricted stock awards as of September 30, 2011:

		Weighted-Average
		Grant-Date
	Restricted Shares	Fair Value
	(In thousands)
Outstanding at May 16, 2011	—	$—
Exchanged	10,033	2.79
Granted	14,520	17.11
Forfeited	(646)	3.43
Vested	(3,382)	0.38
Outstanding at September 30, 2011	20,525	13.30

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

15. Income Taxes

The income tax provision (benefit) was $50.5 million and nil for the three months ended September 30, 2011 and 2010, respectively, and was $48.5 million and $(0.2) million for the nine months ended September 30, 2011 and 2010, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of earnings (loss) before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

United States	$3,430	$536	$4,239	$617
Ghana	141,401	(24,927)	134,856	(86,965)
Other foreign jurisdictions	(42,574)	(58,164)	(102,556)	(94,064)
Ending balance	$102,257	$(82,555)	$36,539	$(180,412)

Our effective tax rate for the three months ended September 30, 2011 and 2010 was 49% and 1%, respectively. For the, nine months ended September 30, 2011 and 2010  our effective tax rate was 133% and 1%. The effective tax rate for the United States and Ghana is approximately 35% for all periods presented, while the effective tax rate for our other foreign jurisdictions is 0%. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or they have a full valuation allowance reserved against their ending net related deferred tax asset.

The Company’s Ghanaian deferred tax asset was $30.3 million and $77.5 million as of September 30, 2011 and December 31, 2010, respectively. The Company considered the following positive evidence to conclude that our Ghanaian deferred tax asset as of September 30, 2011 and December 31, 2010 would be recognized in the future:

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

16. Net Income (Loss) Per Share

In the calculation of basic net income (loss) per common share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so. The computation of diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed not to occur. Diluted net income (loss) per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

Basic net income (loss) per share attributable to common shareholders is computed as (i) net income (loss) attributable to common shareholders, (ii) less income allocable to participating securities (iii) divided by weighted average basic shares outstanding. The Company’s diluted net income (loss) per share attributable to common shareholders is computed as (i) basic net income (loss) attributable to common shareholders, (ii) plus diluted adjustments to income allocable to participating securities (iii) divided by weighted average diluted shares outstanding.

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

The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders to basic net income (loss) attributable to common shareholders and to diluted net income (loss) attributable to common shareholders and a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Month Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common shareholders	$51,776	N/A	$(36,408)	N/A
Less: Basic income allocable to participating securities(1)	2,349	N/A	—	N/A
Basic net income (loss) attributable to common shareholders	49,427	N/A
Plus: Accretion to redemption value of convertible preferred units			24,442	N/A
Pro forma basic net income (loss) attributable to common shareholders			(11,966)	N/A
Diluted adjustments to income allocable to participating securities(1)	3	N/A	—	N/A
Diluted net income (loss) attributable to common shareholders	$49,430	N/A
Pro forma diluted net income (loss) attributable to common shareholders			$(11,966)	N/A

Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	368,996	N/A
Restricted stock awards(1)(2)	345	N/A
Diluted	369,341	N/A

Pro forma basic			349,792	N/A
Pro forma restricted stock awards(1)(2)			—	N/A
Pro forma diluted			349,792	N/A

Net income (loss) per share attributable to common shareholders:
Basic	$0.13	N/A
Diluted	$0.13	N/A

Pro forma basic			$(0.03)	N/A
Pro forma diluted			$(0.03)	N/A

(1)         Our service vesting restricted stock awards represent participating securities because they participate in nonforfeitable dividends with common equity owners.  Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities.  Our restricted stock awards with market and service vesting criteria are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per common share calculation.  Restricted stock awards do not participate in undistributed net losses.

(2)         Due to our basic net loss attributable to common shareholders for the nine months ended September 30, 2011, we excluded 13.6 million outstanding restricted stock awards from the computations of pro forma diluted net loss per share because the effect would have been anti-dilutive.  For the three months ended September 30, 2011, we excluded 5.5 million outstanding restricted stock awards from the computations of diluted net income per share because the effect would have been anti-dilutive.

17. Commitments and Contingencies

On June 23, 2008, Kosmos Ghana signed an offshore drilling contract with Alpha Offshore Drilling Services Company, a wholly owned subsidiary of Atwood Oceanics, Inc., for the semi-submersible drilling rig “Atwood Hunter.” Noble Energy EG Ltd. (“Noble”) also is a party to the contract. The initial rig rate was $538 thousand per day and is subject to annual adjustments for cost increases. Effective, July 27, 2009 and 2010, the rig rate was adjusted to $543 thousand per day and $546 thousand per day, respectively. The contract, as amended, is for 1,152 days, with Kosmos Ghana and Noble allotted 797 days and 355 days, respectively. Kosmos Ghana and TGL entered into a rig and services sharing agreement on October 18, 2009, for use of the “Atwood Hunter” on the WCTP and DT Blocks during part of Kosmos Ghana’s allocated rig time. The future minimum commitments under this contract as of September 30, 2011, are: 2011—zero; and 2012—$136.4 million.

18. Subsequent Events

Notes Receivable

In October 2011, the maturity date under the Advance Payments Agreement with MODEC, related to partial funding of the construction of the FPSO, was extended to November 28, 2011. The terms and conditions existing in the Advance Payments Agreement remain in effect through the maturity date.

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

We were incorporated pursuant to the laws of Bermuda as Kosmos Energy Ltd. in January 2011 to become a holding company for Kosmos Energy Holdings. Pursuant to the terms of a corporate reorganization that was completed immediately prior to the closing of Kosmos Energy Ltd.’s initial public offering on May 16, 2011, all of the interests in Kosmos Energy Holdings were exchanged for newly issued common shares of Kosmos Energy Ltd. As a result, Kosmos Energy Holdings became wholly owned by Kosmos Energy Ltd.

Kosmos Energy Ltd. transitioned from its development stage to operational activities in January 2011. Accordingly, reporting as a development stage company is no longer deemed necessary.

Third Quarter 2011 Highlights

Ghana — Jubilee Field

During the third quarter of 2011, we had two liftings of oil totaling 1,994 Mbbls from our Jubilee Field Phase 1 production resulting in revenues of $230.3 million. Our average realized price per barrel was $115.50.

A total of 17 development wells have been drilled during Jubilee Field Phase 1 development. Currently, 16 wells are on-line with one sidetrack on an existing well being performed.

The Phase I PoD addendum has been submitted to the Ministry of Energy and GNPC. The Phase I addendum includes eight additional wells to be drilled beginning in 2012, of which five will be producers and three will be injectors.

Ghana — exploration and appraisal activity

The Teak-3 appraisal well was spud in October 2011.  This appraisal well is expected to reach its target depth in the fourth quarter of 2011.

In August 2011, we announced the Akasa-1 exploration well had made a hydrocarbon discovery on the WCTP Block. Analysis of well results, including wireline logs, reservoir pressures and fluid samples, confirmed that the well penetrated 33 meters (108 feet) of oil-bearing pay in four good-quality Turonian-aged sand packages.

In September 2011, the Enyenra-3A appraisal well confirmed an updip extension of the Enyenra light oil field on the DT Block. Analysis of well results, including wireline logs, reservoir pressures and fluid samples indicated the Enyenra-3A well encountered 17 meters (56 feet) of oil-bearing pay.

In July 2011, the Company announced the plans to drill an additional exploratory well, the Cedrela-1 in the WCTP Block. Prior to the commencement of drilling operations, the Transocean Marianas rig to be used for drilling the well was rendered temporarily inoperable due to an incident that could not be foreseen on an adjacent block offshore Ghana while under contract to another company. This resulted in the delay in the rig’s scheduled arrival at the Cedrela-1 well location while undergoing repairs in Ghanaian waters. As a result of this unforeseen delay in the drilling of the Cedrela-1 well, the Company, as Operator for the WCTP PA Block partners, delivered a Force Majeure notice under the WCTP PA to the Ministry of Energy and GNPC on July 7, 2011. The

Ministry of Energy and GNPC have not agreed this event is Force Majeure; however, we are attempting to resolve this. On August 24, 2011, we, as Operator of the WCTP Block and on behalf of the WCTP PA Block partners, delivered a Notice of Dispute to the Ministry of Energy as provided under the WCTP PA. Given the ongoing dispute, we intend to drill the Cedrela-1 well when we resolve this matter with the Ministry of Energy and GNPC.

The seven-year exploration phase of the WCTP PA expired on July 21, 2011. We and our WCTP PA Block partners have a right to negotiate a new petroleum agreement with respect to undeveloped parts of the WCTP Block that would otherwise be relinquished under the WCTP PA; that is acreage not within a discovery area, development and production area or the Jubilee Unit (“Relinquishment Area”). We and our WCTP PA Block partners exercised such right in July 2010 and formally submitted a proposed new petroleum agreement for the Relinquishment Area in early 2011. We and our partners, GNPC and the Ghana Ministry of Energy have agreed such WCTP PA rights will be extended (from July 21, 2011). During such extension, it is intended that the new petroleum agreement will be negotiated and GNPC will solicit third party offers for the Relinquishment Area.  We and our WCTP PA Block partners have a right to match any such bona fide third party offers. If we are unsuccessful in negotiating a new petroleum agreement for the Relinquishment Area or decide not to match any bone fide third party offers, the identified prospects within the Relinquishment Area of the WCTP Block will not be drilled by us.

Pursuant to the terms of the  Jubilee UUOA, the unit participation interests are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Unit Interest may call for a second redetermination after two years from December 1, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest (participating interest in the Jubilee Unit) was increased from 23.50868% (our percentage after Tullow’s acquisition of EO Group) to 24.07710%.

In October 2011, the maturity date under the Advance Payments Agreement with MODEC, related to partial funding of the construction of the FPSO, was extended to November 28, 2011. The terms and conditions existing in the Advance Payments Agreement remain in effect through the maturity date.

Morocco

During the third quarter of 2011, the Company continued to increase our acreage positions offshore the Kingdom of Morocco.

The Company entered into a Petroleum Agreement, which became effective in July 2011, with the Office National des Hydrocarbures et des Mines (“ONHYM”), the national oil company of Morocco, covering the Foum Assaka area offshore the Kingdom of Morocco. The Company has a 37.5% participating interest in the agreement, with ONHYM having a 25% participating interest and Pathfinder Hydrocarbon Ventures Limited holding the remaining 37.5% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase. The Company is the operator.

In July 2011, the Company entered into a Petroleum Agreement with ONHYM, covering the Cap Boujdour area offshore the Kingdom of Morocco. The agreement will become effective upon publication of a ministerial order in accordance with Moroccan law; which we anticipate occurring during the fourth quarter of 2011. The signed agreement calls for the Company to have a 75% participating interest in the agreement, with ONHYM having a 25% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase. The Company is the operator.

In September 2011, the Company entered into a Petroleum Agreement with ONHYM and Canamens Energy Morocco SARL (“Canamens”) covering the Essaouira area offshore the Kingdom of Morocco. The agreement will become effective upon publication of a ministerial order in accordance with Moroccan law; which we anticipate occurring during the fourth quarter of 2011. The signed agreement calls for the Company and Canamens to each have a 37.5% participating interest in the agreement, with ONHYM having a 25% participating interest. ONHYM’s 25% participating interest will be carried through the exploration phase. The Company is the operator.

Cameroon

The current exploration phase of the Kombe-N’sepe license was scheduled to end June 30, 2011, while the N’gata-1 well was drilling. The Establishment Convention governing the Kombe-N’sepe license provides for a six month extension of the term for evaluation of the results of the well that is in progress at the end of the license period to perform necessary technical evaluation. The operator of the block exercised this right by applying for the six month extension to the exploration phase of the Kombe-N’sepe license.

Results of Operations

Certain operating results and statistics for the comparative third quarters of 2011 and 2010 are included in the following table:

	Three Months Ended September 30		Nine Months Ended September 30,
(In thousands, except per barrel data)	2011	2010	2011	2010
Sales volumes:
Mbbls	1,994	—	3,979	—

Revenues:
Oil sales	$230,262	$—	$446,914	$—
Average sales price per bbl	115.50	—	112.32	—

Costs:
Oil production	$24,185	$—	$58,481	$—
Depletion	41,297	—	85,393	—

Average oil production cost per bbl	12.13	—	14.70	—
Average depletion cost per bbl	20.71	—	21.46	—
Average oil production cost and depletion per bbl	$32.84	$—	$36.16	$—

The following table shows the number of wells in the process of drilling or in active completion stages, and the number of wells suspended or awaiting completion as of September 30, 2011:

	Wells in the Process of Drilling or				Wells Suspended or
	in Active Completion				Awaiting Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	—	—	—	—	8	2.47	—	—
Deepwater Tano	1	0.18	—	—	6	1.08	—	—
Jubilee Unit	—	—	1	0.24	—	—	—	—

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$230,262	$—	$230,262
Interest income	2,492	675	1,817
Other income	91	1,313	(1,222)
Total revenues and other income	232,845	1,988	230,857
Costs and expenses:
Oil and gas production	24,185	—	24,185
Exploration expenses, including dry holes	11,005	18,960	(7,955)
General and administrative	39,093	27,845	11,248
Depletion and depreciation	42,593	578	42,015
Amortization—deferred financing costs	2,194	7,644	(5,450)
Interest expense	16,581	19,146	(2,565)
Derivatives, net	(4,984)	10,339	(15,323)
Other expenses, net	(79)	31	(110)
Total costs and expenses	130,588	84,543	46,045
Income (loss) before income taxes	102,257	(82,555)	184,812
Income tax expense (benefit)	50,481	(6)	50,487
Net income (loss)	$51,776	$(82,549)	$134,325

Oil and gas revenue.  During the three months ended September 30, 2011, we recorded oil and gas revenue of $230.3 million due to our liftings of oil from our Jubilee Field Phase 1 production. We lifted and sold approximately 1,994 Mbbls at an average realized price per barrel of $115.50. In 2010, there were no liftings of oil and, therefore, no associated revenues.

Oil and gas production.  During the three months ended September 30, 2011, we recorded oil and gas production costs of $24.2 million associated with our liftings of oil from our Jubilee Field Phase 1 production. Our average production cost per barrel was $12.13. In 2010, there were no liftings of oil and, therefore, no associated oil and gas production costs.

Exploration expenses.  Exploration expenses decreased $8.0 million during the three months ended September 30, 2011, as compared with the three months ended September 30, 2010. During the three months ended September 30, 2011, we incurred $4.5 million of unsuccessful well costs, primarily related to the Ghana Makore-1 and Cameroon N’gata-1 exploration wells and $5.8 million for seismic costs. During the three months ended September 30, 2010, the Company incurred $15.7 million of unsuccessful well costs primarily related to the Cameroon Mombe-1 and Ghana Onyina-1 exploration wells and $3.1 million for seismic costs.

General and administrative.  General and administrative costs increased $11.2 million during the three months ended September 30, 2011, as compared with the three months ended September 30, 2010, primarily due to increases in non-cash expenses for equity-based compensation and an increase in headcount, partially offset by decreases in professional fees and expenses. Total non-cash general and administrative costs were $20.1 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively.

Depletion and depreciation.  Depletion and depreciation increased $42.0 million during the three months ended September 30, 2011, as compared with the three months ended September 30, 2010, primarily due to the liftings of oil from our Jubilee Field Phase 1 production. In 2010, there were no liftings of oil and, therefore, no associated depletion.

Amortization—deferred financing costs.  In March 2011, we refinanced our existing commercial debt facilities. As part of the transaction, we incurred $52.3 million of deferred financing costs, in addition to existing unamortized deferred financing costs of $68.6 million. As a result of the transaction, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and will be amortized over the term of the Facility. The related amortization of deferred financing costs decreased by $5.5 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to the decrease in capitalized deferred financing costs and the longer term associated with the Facility.

Interest expense.  Interest expense decreased $2.6 million during the three months ended September 30, 2011, as compared with the three months ended September 30, 2010, primarily due to a lower average interest rate for the three months ended September 30, 2011.

Derivatives, net.  Derivatives, net decreased $15.3 million during the three months ended September 30, 2011, as compared with September 30, 2010 due to the change in fair value of the commodity derivative instruments.

Income tax expense (benefit).  Income tax expense was $50.5 million during the three months ended September 30, 2011, as compared to an income tax benefit of nil for the three months ended September 30, 2010.  During the three months ended September 30, 2011, we had net income from our Ghanaian subsidiary that generated an income tax expense. During the three months ended September 30, 2010, we had a net loss that generated an income tax benefit; however, the related deferred tax assets that were generated from the net loss had a 100% valuation allowance.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$446,914	$—	$446,914
Interest income	7,459	2,548	4,911
Other income	735	3,793	(3,058)
Total revenues and other income	455,108	6,341	448,767
Costs and expenses:
Oil and gas production	58,481	—	58,481
Exploration expenses, including dry holes	104,657	52,764	51,893
General and administrative	72,140	50,804	21,336
Depletion and depreciation	88,960	1,655	87,305
Amortization—deferred financing costs	13,999	20,555	(6,556)
Interest expense	55,239	45,645	9,594
Derivatives, net	5,250	15,310	(10,060)
Loss on extinguishment of debt	59,643	—	59,643
Doubtful accounts expense	(39,782)	—	(39,782)
Other expenses, net	(18)	20	(38)
Total costs and expenses	418,569	186,753	231,816
Income (loss) before income taxes	36,539	(180,412)	216,951
Income tax expense (benefit)	48,505	(174)	48,679
Net loss	$(11,966)	$(180,238)	$168,272

Oil and gas revenue.  During the nine months ended September 30, 2011, we recorded oil and gas revenue of $446.9 million due to oil production from our Jubilee Field Phase 1 production. We lifted and sold approximately 3,979 Mbbls at an average realized price per barrel of $112.32. In 2010, there were no liftings of oil and, therefore, no associated revenues.

Oil and gas production.  During the nine months ended September 30, 2011, we recorded oil and gas production costs of $58.5 million related to oil production from our Jubilee Field Phase 1 development. Our average production cost per barrel was $14.70. In 2010, there were no liftings of oil and, therefore, no associated oil and gas production costs.

Exploration expenses.  Exploration expenses increased $51.9 million during the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we incurred $15.9 million for seismic costs for Ghana, Cameroon and new ventures and $87.8 million of unsuccessful well costs, primarily related to the Cameroon N’gata-1, Ghana Makore-1, Ghana Banda-1 and Ghana Odum exploration wells. During the nine months ended September 30, 2010, the Company incurred $43.1 million of unsuccessful well costs primarily related to the Ghana Dahoma-1 and Cameroon Mombe-1 wells and $9.1 million for seismic costs primarily for Cameroon and Ghana.

General and administrative.  General and administrative costs increased $21.3 million during the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010, due to increases in non-cash expenses of $27.6 million for equity-based compensation and an increase in headcount, partially offset by decreases in cash expenses for professional fees and expenses. Total non-cash general and administrative costs were $29.3 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Depletion and depreciation.  Depletion and depreciation increased $87.3 million during the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010, due to production from our Jubilee Field Phase 1 development. In 2010, there were no liftings of oil and, therefore, no associated depletion.

Amortization—deferred financing costs and Loss on extinguishment of debt.  During the nine months ended September 30, 2011, we incurred approximately $52.3 million of deferred financing costs as part of our debt refinance, in addition to our existing unamortized deferred financing costs of $68.6 million. As a result of the debt refinance, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and will be amortized over the term of the Facility. The related amortization of deferred financing costs decreased by $6.6 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to the decrease in capitalized deferred financing costs and the longer term associated with the new Facility.

Interest expense.  Interest expense increased $9.6 million during the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010, primarily due to higher average outstanding debt and a decrease in capitalized interest during the nine months ended September 30, 2011.

Derivatives, net.  Derivatives, net decreased $10.1 million during the nine months ended September 30, 2011, as compared with September 30, 2010 due to the change in fair value of the commodity derivative instruments.

Income tax benefit.  Income tax expense was $48.5 million during the nine months ended September 30, 2011, as compared to an income tax benefit of $0.2 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we had net income from our Ghanaian subsidiary that generated an income tax expense. During the nine months ended September 30, 2010, we had a net loss that generated an income tax benefit; however, the related deferred tax assets that were generated from the net loss had a 100% valuation allowance.

Liquidity and Capital Resources

We are actively engaged in an ongoing process to anticipate and meet our funding requirements related to exploring for and developing oil and natural gas resources in Africa. We have historically secured funding from equity commitments and commercial debt facilities to meet our ongoing liquidity requirements. In addition, we received our first oil revenues in January 2011 from Jubilee Field Phase 1 production. Accordingly, the cash flows generated from our operating activities will provide an additional source of future funding. We believe that our available cash and cash flows from operations, together with the borrowings under the Facility, will be sufficient to meet our operating needs, service our existing debt, finance internal growth and fund capital expenditures through the next several years.

Significant Sources of Capital

In March 2011, the Company secured a $2.0 billion Facility from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The total loan commitments of the Facility may be increased up to a maximum of $3.0 billion if the lenders increase their commitments or if loan commitments from new financial institutions are added.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized $1.0 million and $2.2 million of additional interest expense during the three and nine months ended September 30, 2011, respectively.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and is also constrained by the amortization schedule (once repayments under the Facility begin). As of May 15, 2014, outstanding borrowings will be subject to an amortization schedule. The first required payment could be as early as June 15, 2014, subject to the level of outstanding borrowings. The Facility has a final maturity date of March 29, 2018.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages. As of September 30, 2011, borrowings under the Facility totaled $1.0 billion. As of September 30, 2011, the undrawn availability under the Facility was an additional $407.3 million.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of August 31, 2011, our most recent forecast date, which requires the maintenance of:

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

Oil production from the Jubilee Field commenced on November 28, 2010, and we have received revenues of $446.9 million in 2011.

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

If MODEC, the contractor for the FPSO we are using to produce hydrocarbons from the Jubilee Field, is unable to secure long-term financing for the cost of the FPSO in order to repay amounts originally loaned by us and certain other Jubilee Unit partners under an Advance Payments Agreement (of which we are not a signatory, as TGL entered into such agreement as Unit Operator of the

Jubilee Unit) and a construction loan from third parties for the financing of the construction of the FPSO, the Jubilee Unit partners may need to directly purchase the FPSO or find an alternative funding source or buyer. MODEC is required to repay amounts advanced on the earlier of November 28, 2011 or the date of the first drawdown under MODEC’s long-term financing. Based on the terms of the  Jubilee UUOA, TGL is required to reimburse us our share of the amounts MODEC reimburses TGL within 10 business days of repayment by MODEC. The Advance Payments Agreement grants to the Jubilee Unit partners the option to purchase the FPSO from MODEC on or before that same date. Should we elect to participate in any purchase of the vessel, the notes receivable under the Advance Payments Agreement of $109.4 million would be applied to the purchase price and our share of the remaining balance of cost to make such purchase is an amount up to approximately $120 million.

2011 Capital Program

We estimate we will incur approximately $500 million of capital expenditures for the year ending December 31, 2011. This capital expenditure budget consists of:

•                  $230 million for development in Ghana;

•                  $205 million for exploration and appraisal in Ghana;

•                  $20 million for exploration and appraisal in Cameroon; and

•                  $45 million for new ventures to expand our license portfolio (including geological and geophysical expenses).

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

The following table presents our liquidity and financial position as of September 30, 2011 and November 1, 2011:

(In thousands)	September 30, 2011	November 1, 2011

Cash	$656,442	656,102
Drawings under the commercial debt facility	1,000,000	1,000,000
Net debt	343,558	343,898

Total of unused borrowing base	407,300	407,300
Unused borrowing base plus cash	1,063,742	1,063,402

Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$267,146	$(133,180)
Investing activities	(194,027)	(451,164)
Financing activities	482,908	647,685

Operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2011 was $267.1 million, compared with net cash used in operating activities for the nine months ended September 30, 2010 of $133.2 million. The increase in cash provided by operating activities in the nine months ended September 30, 2011 compared with the same period in 2010 was primarily due to sales of oil from the Jubilee Field Phase 1 production and working capital changes.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2011 was $194.0 million, compared with net cash used in investing activities for the nine months ended September 30, 2010 of $451.2 million. The decrease in cash used in investing activities in the nine months ended September 30, 2011 compared with the same period in 2010 was primarily attributable to changes in restricted cash, notes receivable and expenditures for oil and gas assets primarily in Ghana for development activities. During the nine months ended September 30, 2010, we set aside $59.0 million of restricted cash to primarily support our drilling activities. During the nine months ended September 30, 2011, we released $112.0 million of associated restricted cash and set aside $26.4 million primarily related to requirements under the Facility.

Financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2011 was $482.9 million, compared with net cash provided by financing activities for the nine months ended September 30, 2010 of $647.7 million. The decrease in cash provided by financing activities in the nine months ended September 30, 2011 compared with the same period in 2010 was due to net proceeds from the initial public offering of $580.4 million offset by lower net borrowings of $710.0 million on the commercial debt facilities and a $35.2 million increase in cash used for deferred financing costs.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2011:

	Payments Due By Year(3)
	Total	2011(4)	2012	2013	2014	2015	Thereafter
	(In thousands)
Drilling rig contract(1)	$136,405	$—	$136,405	$—	$—	$—	$—
Operating leases	22,023	227	234	2,821	2,921	3,022	12,798
Commercial debt facility(2)	1,000,000	—	—	—	—	—	1,000,000
Interest payments on commercial debt facility(5)	327,984	11,667	49,379	50,043	55,147	59,888	101,860

(1)	Does not include any well commitments we may have under our oil and natural gas licenses.
(2)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2011. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(3)	Does not include purchase commitments for jointly owned fields and facilities where we are not the operator.
(4)	Represents payments for the period October 1, 2011 through December 31, 2011.
(5)	Based on outstanding borrowings as noted in (2) above and six month LIBOR yield curves at the reporting date.

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

	Year Ending December 31,						Asset
	October 1 Through December 31, 2011	2012	2013	2014	2015	Thereafter	(Liability) Fair Value at September 30, 2011
	(In thousands, except percentages)
Variable rate debt:
Commercial debt facility maturities	$—	$—	$—	$—	$—	$1,000,000	$(1,000,000)
Weighted average interest rate	4.63%	4.94%	5.00%	5.51%	5.99%	7.50%
Interest rate swaps:
Notional debt amount(1)	$161,250	$138,073	$91,683	$47,033	$16,875	$6,250	$(5,275)
Fixed rate payable	2.22%	2.22%	2.22%	2.22%	2.22%	2.22%
Variable rate receivable(2)	0.40%	0.69%	0.77%	1.30%	2.03%	2.44%
Notional debt amount(1)	$161,250	$138,073	$91,683	$47,033	$16,875	$6,250	$(5,621)
Fixed rate payable	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Variable rate receivable(2)	0.40%	0.69%	0.77%	1.30%	2.03%	2.44%
Notional debt amount(1)	$77,500	$63,625	$19,057	$1,868	$—	$—	$(435)
Fixed rate payable	0.98%	0.98%	0.98%	0.98%
Variable rate receivable(2)	0.40%	0.69%	0.77%	1.12%
Notional debt amount(1)	$75,007	$50,942	$24,680	$38,434	$23,137	$—	$(770)
Fixed rate payable	1.34%	1.34%	1.34%	1.34%	1.34%
Variable rate receivable(2)	0.40%	0.69%	0.77%	1.30%	1.89%

(1)                                  Represents weighted average notional contract amounts of interest rate derivatives.

(2)                                  Based on implied forward rates in the yield curve at the reporting date.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any material off-balance sheet arrangements.

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

Income Taxes.  We account for income taxes as required by ASC 740—Income Taxes. We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2010, we had a valuation allowance to reduce certain deferred tax assets to amounts that were more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change.

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

The Company had net deferred tax assets in Ghana totaling approximately $30.3 million and $77.5 million at September 30, 2011 and December 31, 2010, respectively. Prior to the commencement of production from the Jubilee Field on November 28, 2010, the Company maintained a full valuation allowance against its net deferred tax asset. However, at December 31, 2010, the Company determined that it was more likely than not that the deferred tax asset for its Ghana operations would be recognized, resulting in the valuation allowance no longer being necessary. Therefore, we released the $20.6 million deferred tax asset valuation allowance and recognized $56.9 million of deferred tax assets generated during 2010. The factors that the Company considered are discussed below. Based on these factors, the Company concluded that many of the considerations that previously led to the need for a valuation allowance related to the Ghana deferred tax assets was not required as of December 31, 2010.

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

ASC 740 provides a more-likely-than-not standard in evaluating whether a valuation allowance is necessary after weighing all of the available evidence. Using the more-likely-than-not standard and weighing all available positive and negative evidence, the Company concluded that the positive evidence outweighs the negative evidence of cumulative losses incurred during the development stage. Accordingly, we determined that it is more likely than not that the deferred tax asset for our Ghanaian operations would be recognized as of September 30, 2011 and December 31, 2010.

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

•                  the ability to obtain financing and to comply with the terms under which such financing may be available;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ending September 30, 2011:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2010	$(28,319)	$(5,638)	$(33,957)
Changes in contract fair value	(5,250)	(9,933)	(15,183)
Contract maturities (settlements)	5,973	3,470	9,443
Fair value of contracts outstanding as of September 30, 2011	$(27,596)	$(12,101)	$(39,697)

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2011:

	Bbl/day	Weighted Average Floor Price	Weighted Average Deferred Premium/bbl	Liability Fair Value at September 30, 2011
Oil derivatives:
Deferred premium puts
October 2011 — December 2011	11,332	$72.01	$9.12
January 2012 — December 2012	4,625	$62.74	$7.04
January 2013 — December 2013	2,515	$61.73	$7.32
Total fair value deferred premium puts(1)				$22,432
Compound options (calls on puts)(2)
July 2012 — December 2012	5,399	$66.48	$6.73
January 2013 — June 2013	3,855	$66.48	$7.10
Total fair value compound options(1)				$5,164

(1)

Fair values are based on the average forward Dated Brent oil prices on September 30, 2011 which by year are: 2011 - $100.15; 2012 - $97.42 and 2013 - $95.07. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on November 1, 2011 market quotes by year are: 2011- $108.08; 2012 - $104.48 and 2013 - $100.04.

(2)	The calls expire June 29, 2012 and have a weighted average premium of $4.82/bbl.

Interest Rate Sensitivity

At September 30, 2011, we had indebtedness outstanding under our Facility of $1.0 billion, of which $525.0 million bore interest at floating rates. The weighted average annual interest rate incurred on this indebtedness for the nine months ended
September 30, 2011, was approximately 5.1%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on our Facility.

As of September 30, 2011, the fair market value of our interest rate swaps was a net liability of approximately $12.1 million. If LIBOR increased 10%, we estimate the liability would decrease to approximately $11.3 million, and if LIBOR decreased 10%, we estimate the liability would increase to approximately $12.9 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to provide reasonable assurance that the information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the final prospectus other than as follows:

We will not have a license for the Cap Boujdour Offshore Block offshore Morocco and we may not be able to commence our exploration operations on this block until the Cap Boujdour Petroleum Agreement governing our interests in such block is both approved by a ministerial order and such approval is published in the official gazette, in accordance with Moroccan law. The ministerial order approving the Petroleum Agreement has been signed; however, publication in the official gazette has not yet taken place.

In July 2011, we entered into the Cap Boujdour Petroleum Agreement with ONHYM. Our Cap Boujdour Offshore Block award will not be final and we will not have a license for the Cap Boujdour Offshore Block unless and until this Petroleum Agreement is approved by a joint ministerial order by the Moroccan Minister for Energy and the Minister of Finance, and such approval is published in the official gazette in accordance with Moroccan law. The joint ministerial order approving the Petroleum Agreement has been signed; however, publication in the official gazette has not yet taken place. There is a risk that the Cap Boujdour Petroleum Agreement will not be published in the official gazette and that we may be unable to enforce any contractual rights we have in the Cap

Boujdour Offshore Block and we may not be able to commence our exploration operations on the Cap Boujdour Offshore Block. Further, if the Cap Boujdour Offshore Petroleum Agreement is published later than we expect, our planned activities offshore Morocco could be delayed.

We will not have a license for the Essaouira Block offshore Morocco and we may not be able to commence our exploration operations on this block until the Essaouira Petroleum Agreement governing our interests in such block is approved by a ministerial order and such approval is published in the official gazette in accordance with Moroccan law.

In September 2011, we entered into the Essaouira Petroleum Agreement with ONHYM and Canamens. Our Essaouira Offshore Block award will not be final and we will not have a license for the Essaouira Offshore Block unless and until this Petroleum Agreement is approved by a joint ministerial order by the Moroccan Minister for Energy and the Minister of Finance, and such approval is published in the official gazette in accordance with Moroccan law. There is a risk that the Essaouira Petroleum Agreement will not receive a joint ministerial order or that the order will not be published in the official gazette and that we may be unable to enforce any contractual rights we have in the Essaouira Offshore Block and we may not be able to commence our exploration operations on the Essaouira Offshore Block. Further, if the Essaouira Offshore Petroleum Agreement receives ministerial approval later than we expect or publishing in the official gazette is delayed, our planned activities offshore Morocco could be delayed.

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

Pending use of the remaining proceeds, we have invested these net proceeds in institutionally-managed accounts that consists of highly rated investment funds.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 10, 2011	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

** Furnished herewith.