Form 10-Q
period 2012-03-31
Kosmos Energy Ltd.
filed 2012-05-07
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Shares, $0.01 par value	390,329,298

KOSMOS ENERGY LTD.

KOSMOS ENERGY LTD.

GLOSSARY AND SELECT ABBREVIATIONS

The following are abbreviations and definitions of certain terms used in this report. Unless listed below, all defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings.

“2D seismic data”	Two-dimensional seismic data, serving as interpretive data that allows a view of a vertical cross-section beneath a prospective area.
“3D seismic data”

Three-dimensional seismic data, serving as geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than 2D seismic data.

“API”

A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus lighter petroleum liquids will have a higher API than heavier ones.

“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“Bbbl”	Billion barrels of oil.
“Bboe”	Billion barrels of oil equivalent.
“Bcf”	Billion cubic feet.
“boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
“boepd”	Barrels of oil equivalent per day.
“bopd”	Barrels of oil per day.
“bwpd”	Barrels of water per day.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“Dry hole”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
“E&P”	Exploration and production.
“FASB”	Financial Accounting Standards Board.
“Farm-in”

An agreement whereby an oil company acquires a portion of the working interest in a block from the owner of such interest, usually in return for cash and for taking on a portion of the drilling of one or more specific wells or other performance by the assignee as a condition of the assignment.

“FPSO”	Floating production, storage and offloading vessel.
“Mbbl”	Thousand barrels of oil.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“Mmbbl”	Million barrels of oil.
“Mmboe”	Million barrels of oil equivalent.
“Mmcf”	Million cubic feet of natural gas.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Petroleum contract”	A contract in which the owner of minerals gives an E&P company temporary and limited rights, including an exclusive option, to explore for, develop, and produce minerals from the lease area.
“Petroleum system”

A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil from the area in which it was formed to a reservoir rock where it can accumulate.

“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

“Proved developed reserves”	Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”

Proved undeveloped reserves are those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.

“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Structural trap”	A structural strap is a topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural-stratigraphic trap”	A structural-stratigraphic trap is a combination trap with structural and stratigraphic features.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”

A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.

“Submarine fan”

A fan-shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.

“Three-way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Undeveloped acreage”

Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$745,288	$673,092
Restricted cash	23,675	23,747
Receivables:
Joint interest billings	126,506	199,699
Oil sales	—	109,475
Other	2,700	981
Inventories	40,198	27,101
Prepaid expenses and other	14,126	13,913
Current deferred tax assets	53,785	64,473
Total current assets	1,006,278	1,112,481

Property and equipment:
Oil and gas properties, net of accumulated depletion of $174,315 and $135,622, respectively	1,381,471	1,367,265
Other property, net of accumulated depreciation of $8,953 and $8,068, respectively	12,350	9,776
Property and equipment - net	1,393,821	1,377,041

Other assets:
Restricted cash	3,800	3,800
Deferred financing costs and other assets, net of accumulated amortization of $8,776 and $6,582, respectively	54,252	54,847
Long-term deferred tax assets	6,883	3,765
Total assets	$2,465,034	$2,551,934

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$201,292	$278,006
Accrued liabilities	39,556	37,194
Derivatives	24,326	24,407
Total current liabilities	265,174	339,607

Long-term liabilities:
Long-term debt	1,110,000	1,110,000
Derivatives	7,917	8,427
Asset retirement obligations	21,349	20,670
Deferred tax liability	47,751	47,608
Other long-term liabilities	8,154	4,896
Total long-term liabilities	1,195,171	1,191,601

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2012 and December 31, 2011	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 390,865,673 and 390,530,946 issued at March 31, 2012 and December 31, 2011, respectively	3,908	3,905
Additional paid-in capital	1,650,740	1,629,453
Accumulated deficit	(653,689)	(616,148)
Accumulated other comprehensive income	3,736	3,522
Treasury stock, at cost, 650,937 and 649,818 shares at March 31, 2012 and December 31, 2011, respectively	(6)	(6)
Total shareholders’ equity	1,004,689	1,020,726
Total liabilities and shareholders’ equity	$2,465,034	$2,551,934

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues and other income:
Oil and gas revenue	$115,771	$92,569
Interest income	746	2,354
Other income	30	487
Total revenues and other income	116,547	95,410

Costs and expenses:
Oil and gas production	7,326	19,995
Exploration expenses	39,644	8,432
General and administrative	39,323	13,287
Depletion and depreciation	31,649	23,498
Amortization - deferred financing costs	2,194	9,611
Interest expense	13,058	20,258
Derivatives, net	3,860	8,871
Loss on extinguishment of debt	—	59,643
Other expenses, net	748	(23)
Total costs and expenses	137,802	163,572

Loss before income taxes	(21,255)	(68,162)
Income tax expense (benefit)	16,286	(13,511)

Net loss	(37,541)	(54,651)

Accretion to redemption value of convertible preferred units	—	(16,847)

Net loss attributable to common shareholders/unit holders	$(37,541)	$(71,498)

Net loss per share attributable to common shareholders:
Basic	$(0.10)	N/A
Diluted	$(0.10)	N/A

Weighted average number of shares used to compute net loss per share:
Basic	369,227	N/A
Diluted	369,227	N/A

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(37,541)	$(54,651)
Other comprehensive income:
Reclassification adjustments for derivative losses included in net loss	214	1,458
Income tax benefit	—	—
Other comprehensive income	214	1,458
Comprehensive loss	$(37,327)	$(53,193)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2011	390,531	$3,905	$1,629,453	$(616,148)	$3,522	$(6)	$1,020,726
Equity-based compensation	—	—	21,290	—	—	—	21,290
Derivatives, net	—	—	—	—	214	—	214
Restricted stock awards	335	3	(3)	—	—	—	—
Net loss	—	—	—	(37,541)	—	—	(37,541)
Balance as of March 31, 2012	390,866	$3,908	$1,650,740	$(653,689)	$3,736	$(6)	$1,004,689

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(37,541)	$(54,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	33,843	33,109
Deferred income taxes	7,713	(13,657)
Unsuccessful well costs	8,270	3,444
Derivative related activity	(377)	11,256
Equity-based compensation	21,290	436
Loss on extinguishment of debt	—	59,643
Other	3,097	(88)
Changes in assets and liabilities:
Decrease in receivables	182,519	4,381
(Increase) decrease in inventories	(5,703)	7,420
Increase in prepaid expenses and other	(213)	(746)
Decrease in accounts payable	(72,185)	(55,326)
Increase (decrease) in accrued liabilities	4,190	(5,258)
Net cash provided by (used in) operating activities	144,903	(10,037)

Investing activities
Oil and gas assets	(68,070)	(115,645)
Other property	(3,110)	(427)
Notes receivable	—	1,726
Restricted cash	72	112,000
Net cash used in investing activities	(71,108)	(2,346)

Financing activities
Borrowings under long-term debt	—	1,393,000
Payments on long-term debt	—	(1,138,000)
Deferred financing costs	(1,599)	(52,328)
Net cash provided by (used in) financing activities	(1,599)	202,672

Net increase in cash and cash equivalents	72,196	190,289
Cash and cash equivalents at beginning of period	673,092	100,415
Cash and cash equivalents at end of period	$745,288	$290,704

Supplemental cash flow information
Cash paid for:
Interest	$10,177	$18,527
Income taxes	$5,013	$375

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

We are an independent oil and gas exploration and production company currently focused on frontier and emerging areas in Africa and South America. Our asset portfolio includes existing production, discoveries and exploration prospects offshore Ghana, as well as petroleum contracts offshore Mauritania, Morocco and Suriname and onshore Cameroon. Kosmos Energy Ltd. transitioned from its development stage to operational activities in January 2011. Accordingly, reporting as a development stage company is no longer deemed necessary.

We have one business segment, which is the exploration and production of oil and natural gas.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2012, the consolidated results of operations for the three months ended March 31, 2012 and 2011, and consolidated cash flows for the three months ended March 31, 2012 and 2011. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in our annual report on Form 10-K.

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

Restricted Cash

As of March 31, 2012 and December 31, 2011, we had $23.7 million of current restricted cash. In accordance with our commercial debt facility, we are required to maintain a balance that is sufficient to meet the payment of interest and fees for the next six-month period. Additionally, as of March 31, 2012 and December 31, 2011, we had $3.8 million of long-term restricted cash related to cash collateralization for performance guarantees related to our petroleum agreements.

Receivables

The Company’s receivables consist of joint interest billings, oil sales and other receivables for which the Company generally does not require collateral security. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. The Company did not have any allowances for doubtful accounts as of March 31, 2012 and December 31, 2011.

Inventories

Inventories consisted of $25.5 million and $26.9 million of materials and supplies and $14.7 million and $0.2 million of hydrocarbons as of March 31, 2012 and December 31, 2011, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Exploration and Development Costs

The Company follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when a determination that proved reserves have been found. Exploration costs, including geological and geophysical costs and costs of carrying unproved properties, are expensed as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be commercially unsuccessful or dry holes, the applicable costs are expensed and recorded in exploration expenses on the consolidated statement of operations. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and natural gas to the surface are expensed.

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

Our wholly owned subsidiaries, Kosmos Energy Finance and Kosmos Energy Finance International, meet the definition of a VIE. The Company is the primary beneficiary of these VIEs, which are consolidated in these financial statements.

Kosmos Energy Finance did not have any assets or liabilities as of March 31, 2012, and December 31, 2011, and will have no financial statement activity in the future.

Prior to the incorporation of Kosmos Energy Finance International on March 18, 2011, Kosmos Energy Finance International did not have any financial statement activity.  Kosmos Energy Finance International’s assets and liabilities are shown separately on the face of the consolidated balance sheet as of March 31, 2012, and December 31, 2011, in the following line items: current restricted cash; long-term debt; and current and long-term derivatives liabilities. At March 31, 2012, Kosmos Energy Finance International had $230.1 million in cash and cash equivalents, $53.9 million in deferred financing costs and other assets, $1.3 million in accrued liabilities and $4.7 million in other long-term liabilities. At December 31, 2011, Kosmos Energy Finance International had $231.6 million in cash and cash equivalents, $0.1 million in other receivables, $54.8 million in deferred financing costs and other assets, $1.2 million in accrued liabilities and $3.0 million in other long-term liabilities.

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

Derivative Instruments and Hedging Activities

We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of deferred premium puts and compound options (calls on puts). We also use interest rate swap contracts to mitigate our exposure to interest rate fluctuations related to our long-term debt. Our derivative financial instruments are recorded on the balance sheet as either an asset or a liability measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts and accordingly the changes in the fair value of the instruments are recognized in earnings in the period the change occurred. See Note 10—Derivative Financial Instruments.

Estimates of Proved Oil and Natural Gas Reserves

Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. As additional proved reserves are discovered, reserve quantities and future cash flows will be estimated by independent petroleum consultants and prepared in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and the FASB. The accuracy of these reserve estimates is a function of:

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

3. Acquisition of FPSO

Effective May 7, 2010, Tullow Ghana Limited, a subsidiary of Tullow Oil plc, (“Tullow”) as Unit Operator for and on behalf of the Jubilee Unit partners under the Unitization and Unit Operating Agreement (“Jubilee UUOA”), entered into the Advance Payments Agreement with MODEC, Inc. (“MODEC”) related to partial funding of the construction of the FPSO. The maturity date of the Advance Payments Agreement was extended from September 15, 2011 through the acquisition date of the FPSO.

On December 29, 2011, Tullow as Unit Operator for and on behalf of the Jubilee Unit partners under the Jubilee UUOA, acquired the FPSO we are using to produce hydrocarbons from the Jubilee Field from MODEC for $754.5 million, or $202.6 million net to Kosmos. At the time of the acquisition of the FPSO, our note receivable under the Advance Payments Agreement was $102.8 million. To fund the purchase, we paid $99.8 million in cash and applied the note receivable due under the Advance Payments Agreement to the purchase. As of December 31, 2011 the remaining balance under the Advance Payments Agreement was zero. The acquisition was recorded as an increase to oil and gas property. Prior to the acquisition of the FPSO, the Jubilee Unit leased the FPSO from MODEC. The lease costs were recorded as oil and gas production costs.

4. Jubilee Field Unitization

The Jubilee Field in Ghana, discovered by the Mahogany-1 well in June 2007, covers an area within both the West Cape Three Points (“WCTP”) and Deepwater Tano (“DT”) Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT Petroleum Agreements (“PAs”) and as required by Ghana’s Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners negotiated a comprehensive unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit. On July 13, 2009, the Ministry of Energy provided its written approval of the Jubilee UUOA. The Jubilee UUOA was executed by all parties and was effective July 16, 2009. The tract participations were 50% for each block. Tullow is the Unit Operator, and Kosmos is the Technical Operator for the development of the Jubilee Field. Pursuant to the terms of the Jubilee UUOA, the tract participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Unit Interest (participating interest in the Jubilee Unit) may call for a second redetermination after December 1, 2013. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow’s acquisition of EO Group Limited (“EO Group”) — see Note 5—Joint Interest Billings) to 24.07710%. The consolidated financial statements are based on these re-determined tract participations. As a result of the change in our Unit Interest, we recorded increases in joint interest billings receivables, oil and gas properties, notes receivable, inventories, oil and gas production expenses and general and administrative expenses of $67.6 million, $22.1 million, $2.5 million, $0.4 million, $1.6 million and $0.6 million, respectively, and an increase of $94.4 million in accounts payable as of December 31, 2011. Our capital costs related to the increased Unit Interest is expected to be paid during 2012. Although the Jubilee Field is unitized, Kosmos’ working interest in each block outside the boundary of the Jubilee Unit area did not change. Kosmos remains operator of the WCTP Block outside the Jubilee Unit area.

5. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current or long-term receivables based on when collection is expected to occur. As of March 31, 2012 and December 31, 2011, we had $126.5 million and
$199.7 million, respectively, included in current joint interest billings receivable. There were no long-term joint interest billings as of March 31, 2012 and December 31, 2011.

EO Group’s share of costs under the WCTP PA incurred attributable to its WCTP Block interest were paid by Kosmos until first production. EO Group was required to reimburse Kosmos for all development costs paid on EO Group’s behalf upon commencement of production in 2010.

On July 22, 2011, Tullow acquired EO Group’s entire 3.5% interest in the WCTP PA, including the correlative interest in the Jubilee Unit. As a result of the transaction, we received full repayment of the long-term joint interest billing receivable related to Jubilee Field development costs we paid on EO Group’s behalf. The related valuation allowance of $39.8 million was reversed during the second quarter of 2011. In addition, our participation interest in the Jubilee Unit increased 0.01738%. This resulted from the elimination of EO Group’s carry by the other Jubilee owners of GNPC’s additional paying interest of 3.75% in the Jubilee Unit. Our working interest in the remainder of the WCTP Block was not changed by the transaction and remains 30.875% (before giving effect to GNPC’s optional additional paying interest).

6. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Oil and gas properties, net:
Proved properties	$624,367	$607,338
Unproved properties	326,839	294,701
Support equipment and facilities	604,580	600,848
Less: accumulated depletion	(174,315)	(135,622)
	$1,381,471	$1,367,265

We recorded depletion expense of $30.1 million and $22.4 million for the three months ended March 31, 2012 and 2011, respectively.  The Company had depletion costs of $8.7 million and nil included in crude oil inventory and other receivables as of March 31, 2012 and December 31, 2011, respectively.

7. Suspended Well Costs

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired.

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2012. The table excludes $5.7 million in costs that were capitalized and subsequently expensed in the same period.

March 31, 2012
(In thousands)
Beginning balance (January 1, 2012)	$267,592
Additions to capitalized exploratory well costs pending the determination of proved reserves	39,674
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(2,627)
Ending balance (March 31, 2012)	$304,639

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2012	December 31, 2011
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$115,768	$132,838
Exploratory well costs capitalized for a period one to three years	188,871	134,754
Ending balance	$304,639	$267,592
Number of projects with exploratory well costs that have been capitalized for more than one year	6	3

As of March 31, 2012, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany Area (formerly known as the Mahogany East Area), Teak-1 and Teak-2 discoveries in the WCTP Block and the Tweneboa, Enyenra and Ntomme discoveries in the DT Block.

Mahogany Area—The Mahogany area, a combined area covering parts of the Mahogany discovery and the Mahogany Deep discovery area was declared commercial in September 2010, and a PoD was submitted to Ghana’s Ministry of Energy as of May 2, 2011. In a letter dated May 16, 2011, the Ministry of Energy did not approve the PoD and requested that the WCTP Block partners take certain steps regarding notifications of discovery and commerciality; and requested other information. The WCTP Block partners believe the combined submission was proper and have held meetings with GNPC which resolved issues relating to the PoD work program. From May 2011, GNPC and the WCTP Block partners continued working to resolve other differences; however, the WCTP PA contains specific timelines for PoD approval and discussions, which expired at the end of June 2011. On June 30, 2011, we, as Operator of the WCTP Block and on behalf of the WCTP Block partners, delivered a Notice of Dispute to the Ministry of Energy as provided under the WCTP PA, which is the initial step in triggering the formal dispute resolution process under the WCTP PA with the Government of Ghana regarding approval of the Mahogany PoD. This Notice of Dispute establishes a process for negotiation and consultation for a period of 30 days (or longer if mutually agreed) among senior representatives from the Ministry of Energy, GNPC and the WCTP Block partners to resolve the matter of approval of the PoD. We and the WCTP Block partners continue discussions with the Ministry of Energy and GNPC to resolve differences on the PoD.

Teak-1 Discovery—Two appraisal wells have been drilled. Following additional appraisal, drilling and evaluation, a decision regarding commerciality of the Teak-1 discovery is expected to be made by the WCTP Block partners in 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Teak-2 Discovery—We are reprocessing seismic data and plan to perform a gauge installation. Following appraisal and evaluation, a decision regarding commerciality of the Teak-2 discovery is expected to be made by the WCTP Block partners in 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Ntomme Discovery—One appraisal well has been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Ntomme discovery is expected to be made by the DT Block partners in the third quarter of 2012. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

Tweneboa Discovery—Three appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Tweneboa discovery is expected to be made by the DT Block partners by January 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA. However, the DT Block partners have the option to request a new petroleum agreement for the Tweneboa discovery area, thereby extending the period of commercial assessment of the discovery.

Enyenra Discovery—Four appraisal wells have been drilled. Following additional appraisal, drilling and evaluation, a decision regarding commerciality of the Enyenra discovery is expected to be made by the DT Block partners in the third quarter of 2012. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

8. Accounts Payable and Accrued Liabilities

At March 31, 2012 and December 31, 2011, $201.3 million and $278.0 million, respectively, were recorded for invoices received but not paid. Accrued liabilities were $39.6 million and $37.2 million at March 31, 2012 and December 31, 2011, respectively, and consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$21,807	$27,666
Accrued general and administrative expenses	5,524	2,159
Accrued interest	1,310	1,208
Taxes other than income	2,293	1,095
Income taxes	8,622	5,066
	$39,556	$37,194

9. Debt

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The total loan commitments of the Facility may be increased up to a maximum of $3.0 billion if the lenders increase their commitments or if loan commitments from new financial institutions are added. The International Finance Corporation entered the Facility in February 2012. The terms and conditions of the Facility remained consistent with the original terms and conditions, and the total commitment under the Facility remained unchanged.

As part of the debt refinancing in March 2011, we recorded a $59.6 million loss on the extinguishment of debt. Additionally, we have $61.3 million of deferred financing costs related to the Facility, which are being amortized over the term of the Facility.

As of March 31, 2012, borrowings under the Facility totaled $1.1 billion and the undrawn availability under the Facility was an additional $128.0 million. See Note 17—Subsequent Events. Interest expense was $10.5 million and $15.6 million (net of capitalized interest of $1.4 million and $1.2 million), and commitment fees were $1.7 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized additional interest expense of $1.8 million and zero during the three months ended March 31, 2012 and 2011, respectively.

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

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages. See Note 17—Subsequent Events.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of the April 19, 2012, our most recent forecast date, which requires the maintenance of:

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

At March 31, 2012, the scheduled maturities of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2012 (1)	2013	2014	2015	2016	Thereafter
	(In thousands)
Commercial debt facility(2)	$—	$—	$—	$110,000	$444,444	$555,556

(1)   Represents payments for the period April 1, 2012 through December 31, 2012.

(2)         The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2012. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the five year period and thereafter.

10. Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for trading purposes.

The Company applies the provisions of ASC 815—Derivatives and Hedging, which require each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. The Company does not apply hedge accounting treatment to its oil derivative contracts and, therefore, the changes in the fair values of these instruments are recognized in earnings in the period the change occurred. These fair value changes are shown in our statement of operations.

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

The Company manages market and counterparty credit risk in accordance with policies and guidelines approved by the Board of Directors. In accordance with these policies and guidelines, the Company’s management determines the appropriate timing and extent of derivative transactions. We have included an estimate of nonperformance risk in the fair value measurement of our commodity derivative contracts as required by ASC 820—Fair Value Measurements and Disclosures.

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per bbl for those contracts as of March 31, 2012:

	Bbl/day	Weighted Average Floor Price	Weighted Average Deferred Premium/bbl
Oil derivatives:
Deferred premium puts
April 2012 — December 2012	4,655	$62.34	$7.00
January 2013 — December 2013	2,515	$61.73	$7.32
Compound options (calls on puts)
July 2012 — December 2012(1)	5,399	$66.48	$6.73
January 2013 — June 2013(1)	3,855	$66.48	$7.10

(1)           The calls expire on June 29, 2012, and have a weighted average premium of $4.82/bbl. If the call is not exercised before the expiration date, the right to these puts will expire on such date.

Interest Rate Swaps Derivative Contracts

In 2010, Kosmos entered into derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt to a weighted average fixed rate. The following table summarizes our open interest rate swaps as of March 31, 2012:

Termination Date	Notional Amount	Fixed Rate	Floating Rate
	(In thousands)
June 2014	$77,500	0.98%	6-month LIBOR
June 2015	$75,007	1.34%	6-month LIBOR
June 2016	$161,250	2.22%	6-month LIBOR
June 2016	$161,250	2.31%	6-month LIBOR

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

The following tables disclose the Company’s derivative instruments as of March 31, 2012 and December 31, 2011:

		Estimated Fair Value
		Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2012	2011
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Commodity	Derivatives assets - current	$—	$—
Interest rate	Derivatives assets - current	—	—
Commodity	Derivatives assets - noncurrent	—	—
Interest rate	Derivatives assets - noncurrent	—	—

Derivative liability:
Commodity	Derivatives liabilities - current	(19,082)	(20,303)
Interest rate	Derivatives liabilities - current	(5,244)	(4,104)
Commodity	Derivatives liabilities - long-term	(4,377)	(4,457)
Interest rate	Derivatives liabilities - long-term	(3,540)	(3,970)

Total derivatives not designated as hedging instruments		$(32,243)	$(32,834)

		Amount of Gain/(Loss)
		Three Months Ended March 31,
Type of Contract	Location of Gain/(Loss)	2012	2011
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$(214)	$(1,458)
Total derivatives in cash flow hedging relationships		$(214)	$(1,458)

Derivatives not designated as hedging instruments:
Commodity	Derivatives, net	$(3,860)	$(8,871)
Interest rate	Interest expense	(710)	(927)
Total derivatives not designated as hedging instruments		$(4,570)	$(9,798)

(1)           Amounts were reclassified from AOCI(L) into earnings.

The fair value of the effective portion of the derivative contracts on May 31, 2010, is reflected in AOCI(L) and is being transferred to interest expense over the remaining term of the contracts. In accordance with the mark-to-market method of accounting, the Company recognizes changes in fair values of its derivative contracts as gains or losses in earnings during the period in which they occur. The Company expects to reclassify $0.1 million of losses from AOCI(L) to interest expense within the next 12 months. See Note 11—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2012
Assets:
Money market accounts	$385,866	$—	$—	$385,866
Liabilities:
Commodity derivatives	—	(23,459)	—	(23,459)
Interest rate derivatives	—	(8,784)	—	(8,784)
Total	$385,866	$(32,243)	$—	$353,623

December 31, 2011
Assets:
Money market accounts (1)	$489,761	$—	$—	$489,761
Liabilities:
Commodity derivatives	—	(24,760)	—	(24,760)
Interest rate derivatives	—	(8,074)	—	(8,074)
Total	$489,761	$(32,834)	$—	$456,927

(1)          As reported in our annual report on Form 10-K, the Level 1 fair value measurements excluded $27.5 million. The table has been revised to properly include this amount.

All fair values have been adjusted for nonperformance risk resulting in a decrease of the commodity derivative liabilities of approximately $0.6 million and a decrease of the interest rate derivatives of approximately of $0.3 million as of March 31, 2012. When the accumulated net present value for all of the derivative contracts with a counterparty is in an asset position, the Company uses the counterparty’s credit default swap (“CDS”) rates to estimate non-performance risk. When the accumulated net present value for all derivative contracts for a counterparty are in a liability position, we use our internal rate of borrowing to estimate our non-performance risk.

The book values of cash and cash equivalents, restricted cash, joint interest billings, oil sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying values of our debt approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to the Company for those periods. The Company’s long-term receivables after any allowances for doubtful accounts approximate fair value.

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

Interest Rate Derivatives

As of March 31, 2012 the Company had interest rate swaps with notional amounts of $475.0 million, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market. The Company’s interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.

12. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

March 31, 2012
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$20,670
Liabilities incurred during period	—
Revisions in estimated retirement obligations	—
Liabilities settled during period	—
Accretion expense	679
Ending asset retirement obligations	$21,349

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

13. Convertible Preferred Units

Contemporaneous with Kosmos Energy Ltd.’s IPO, the Series A Convertible Preferred Units (“Series A Units”), Series B Convertible Preferred Units (“Series B Units”) and Series C Convertible Preferred Units (“Series C Units”) of Kosmos Energy Holdings were exchanged into our common shares based on the pre-offering equity value of such interests. This resulted in the Series A Units, Series B Units and Series C Units being exchanged into 163.1 million; 109.8 million; and 4.8 million common shares of Kosmos Energy Ltd., respectively, or 277.7 million common shares in the aggregate. The common shares have one vote per share and a par value of $0.01. The exchange of the Convertible Preferred Units had the effect of increasing the book value of shareholders’ equity by approximately $1.0 billion. Accretion to redemption value of the Convertible Preferred Units was recorded through the date of the exchange. After the date of the exchange, the related accretion on the Convertible Preferred Units ceased to accrue and all rights of the holders with respect to the Convertible Preferred Units terminated, except for the right to receive shares of common shares issuable upon the exchange and the rights entitled to a holder of a common share.

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

We recorded accretion on the Convertible Preferred Units of zero and $16.8 million for the three months ended March 31, 2012 and 2011, respectively.

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

The following is a summary of the Kosmos Energy Holdings’ profit unit activity immediately prior to the corporate reorganization:

		Weighted-Average
		Grant-Date
	Profit Units	Fair Value
	(In thousands)

Outstanding at December 31, 2010	13,910	$1.76
Granted	1,783	15.71
Relinquished	(2,503)	0.12
Outstanding at May 16, 2011	13,190	3.96

A summary of the status of the Kosmos Energy Holdings’ unvested profit units immediately prior to the corporate reorganization were as follows:

		Weighted-Average
	Unvested	Grant-Date
	Profit Units	Fair Value
	(In thousands)
Outstanding at December 31, 2010	3,464	$1.60
Granted	1,783	15.71
Vested	(1,066)	1.09
Relinquished	(1,253)	0.10
Outstanding at May 16, 2011	2,928	11.02

Total profit unit compensation expense recognized in income was zero and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

The significant assumptions used to calculate the fair values of the profit units granted during 2011, as calculated using a binomial tree, were as follows: no dividend yield, expected volatility ranging from approximately 25% to 66%; risk-free interest rate ranging from 1.3% to 5.1%; expected life ranging from 1.2 to 8.1 years; and projected turnover rate of 7.0% for employees and none for management.

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

The following table shows the number of shares available for issuance pursuant to awards under the Company’s LTIP at March 31, 2012:

Shares
(In thousands)
Approved and authorized awards(1)	24,503
Awards issued after May 16, 2011(1)	(15,171)
Awards forfeited(1)	1
Awards available for future grant	9,333

(1)                                 Excludes 10.0 million restricted stock awards that were exchanged for unvested profit units and any related forfeitures of such awards. Also, excludes forfeited restricted stock awards issued in connection with our initial public offering, which include the May 18, 2011 and June 15, 2011 award tranches, as these awards are not available for future grant.

The Company records compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. The Company recorded compensation expense from our restricted stock awards of $21.3 million and zero during the three months ended March 31, 2012 and 2011, respectively. The following table reflects the outstanding restricted stock awards as of March 31, 2012:

		Weighted-Average
		Grant-Date
	Restricted Shares	Fair Value
	(In thousands)
Outstanding at December 31, 2011	20,718	$13.33
Granted	335	11.52
Forfeited	(1)	16.73
Vested	(101)	0.95
Outstanding at March 31, 2012	20,951	13.36

Subsequent to May 16, 2011, the Company granted restricted stock awards with service vesting criteria and awards with a combination of market and service vesting criteria under the LTIP. For stock-based compensation equity awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria.

For awards with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period. The grant date fair value of these awards ranged from $6.70 to $13.57 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 41.3% to 56.7%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.1%.

15. Income Taxes

The income tax provision (benefit) was $16.3 million and $(13.5) million for the three months ended March 31, 2012 and 2011, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Bermuda	$(3,168)	$—
United States	3,312	398
Foreign—other	(21,399)	(68,560)
Loss before income taxes	$(21,255)	$(68,162)

Our effective tax rate for the three months ended March 31, 2012 and 2011 was (77%) and 20%, respectively. The effective tax rate for the United States and Ghana is approximately 37% and 35%, respectively, for all periods presented, while the effective tax rate for our other foreign jurisdictions is 0%. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or they have a full valuation allowance reserved against their ending net related deferred tax asset.

The Company has no material unrecognized income tax benefits.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which we operate. The Company is open to U.S. federal income tax examinations for tax years 2008 through 2011 and to Texas margin tax examinations for the tax years 2007 through 2011. In addition, the Company is open to income tax examinations for tax years as early as 2005 in its significant foreign jurisdictions (Ghana, Cameroon and Morocco).

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense if they are considered probable, but has had no need to accrue any to date.

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

The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders to basic attributable to common shareholders and to diluted and net income (loss) attributable to common shareholders and a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2012:

	Three Months Ended March 31,
	2012	2011(3)
	(In thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders	$(37,541)	$ N/A
Less: Basic income allocable to participating securities(1)	—	N/A
Basic net income (loss) attributable to common shareholders	(37,541)	N/A
Diluted adjustments to income allocable to participating securities(1)	—	N/A
Diluted net income (loss) attributable to common shareholders	$(37,541)	N/A

Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	369,227	N/A
Restricted stock awards(1)(2)	—	N/A
Diluted	369,227	N/A

Net income (loss) per share attributable to common shareholders:
Basic	$(0.10)	N/A
Diluted	$(0.10)	N/A

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

(2)         Due to our basic net loss attributable to common shareholders for the three months ended March 31, 2012, we excluded 21.0 million outstanding restricted stock awards from the computations of diluted net loss per share because the effect would have been anti-dilutive.

(3)         As of March 31, 2011, our corporate reorganization had not yet taken effect; therefore, we had no outstanding common shares and did not compute earnings per share for the three months ended March 31, 2011.

17. Subsequent Events

Termination of acquisition of Sabre’s 4.05% DT participating interest

In February 2012, we exercised a right under the existing joint operating agreement to acquire the 4.05% participating interest of Sabre Oil and Gas Limited (“Sabre”) in the DT Block. In May 2012, Kosmos and Sabre reached a mutual agreement to terminate this acquisition.

Debt

In April 2012, the lenders agreed to change the borrowing base determination dates to April 15 and October 15. As part of the borrowing base determination process, the undrawn availability under the Facility was reduced by $78.0 million.

Exploration Expenses

Drilling of the Teak-4A appraisal well was completed in May 2012. The well encountered non-commercial reservoirs and accordingly will be plugged and abandoned. Total well related costs incurred from inception through March 31, 2012 of $5.7 million are included in exploration expenses in the accompanying consolidated statement of operations. As of the date of the consolidated financial statements, we estimate we will incur an additional $9.1 million of related well costs, which will be expensed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2011, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are an independent oil and gas exploration and production company currently focused on frontier and emerging areas in Africa and South America. Our asset portfolio includes existing production, major discoveries and exploration prospects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Mauritania, Morocco and Suriname and onshore Cameroon.

We were incorporated pursuant to the laws of Bermuda as Kosmos Energy Ltd. in January 2011 to become a holding company for Kosmos Energy Holdings. Pursuant to the terms of a corporate reorganization that was completed immediately prior to the closing of Kosmos Energy Ltd.’s IPO on May 16, 2011, all of the interests in Kosmos Energy Holdings were exchanged for newly issued common shares of Kosmos Energy Ltd. As a result, Kosmos Energy Holdings became wholly owned by Kosmos Energy Ltd.

Kosmos Energy Ltd. transitioned from its development stage to operational activities in January 2011. Accordingly, reporting as a development stage company is no longer deemed necessary.

Recent Highlights

Ghana — Jubilee Field

During the first quarter of 2012, we had one lifting of oil totaling 931 Mbbls from our Jubilee Field production resulting in revenues of $115.8 million. Our average realized price per barrel was $124.30.

A total of 17 development wells have been drilled during Jubilee Field Phase 1 development. The Jubilee Field Phase 1A PoD was approved by the Ministry of Energy and GNPC in January 2012. The Phase 1A PoD includes eight additional wells to be drilled beginning in 2012, including five production wells and three water injection wells. To date, we have spud three of these wells.

Ghana — exploration and appraisal activity

In January 2012, the Ntomme-2A appraisal well confirmed a downdip extension of the Ntomme Field on the DT Block. The well encountered high-quality stacked reservoir sandstones. The well confirmed the majority of the resources in the discovery to be oil. Fluid samples recovered from the wells indicate an oil gravity of approximately 35 degrees API.

In March 2012, the Enyenra-4A appraisal well confirmed a downdip extension of the Enyenra light oil field on the DT Block. Analysis of well results, including wireline logs, reservoir pressures and fluid samples, indicated the Enyenra-4A well encountered oil-bearing pay. Fluid samples recovered from the well indicate an oil gravity of approximately 34 degrees API. In March 2012, the Owo-1RA (discovery well of the Enyenra field) drill stem test was successful in encountering oil flow across three zones.

The Wawa-1 exploration well in the DT Block was spud in April 2012. This well is expected to reach its target depth in the second quarter of 2012.

The WCTP PA, which governs our activities related to the WCTP Block, has a duration of 30 years from its effective date (July 2004); however, in July 2011, at the end of the seven-year exploration phase, parts of the WCTP Block on which we had not declared a discovery area, were not in a development and production area or were not in the Jubilee Unit were subject to relinquishment (“WCTP Relinquishment Area”). Our existing discoveries within the WCTP Block have not been relinquished, as the WCTP PA remains in effect after the end of the exploration phase and these are Akasa, Banda, Mahogany and Teak. In addition, we have disputed the relinquishment of the area around the Cedrela prospect. In July 2011, immediately prior to Kosmos receiving the drilling rig from another operator, damage to the rig incurred during preparations to move the rig to the WCTP Block rendered the rig incapable of drilling the Cedrela-1 exploration well prior to the end of the WCTP exploration period on July 21, 2011. As a result of this unforeseen delay in the drilling of the Cedrela-1 exploration well, the Company, as Operator for the WCTP PA Block partners, delivered a Notice of Force Majeure. The Ministry of Energy and GNPC did not agree this event was Force Majeure. On August 24, 2011, we as Operator of the WCTP Block and on behalf of the WCTP PA Block partners, delivered a Notice of Dispute to the Ministry of Energy and GNPC as provided under the WCTP PA, which is the initial step in triggering the formal dispute resolution process under the WCTP PA with the Government of Ghana regarding our rights to drill the Cedrela-1 exploration well. This Notice of Dispute establishes a process for negotiation and consultation for a period of 30 days (or longer if mutually agreed) among senior representatives from the Ministry of

Energy, GNPC and the WCTP Block partners to resolve the matter. The issue continues to be discussed in an effort to reach a mutually agreed upon resolution among the parties.

We and our WCTP Block partners have certain rights to negotiate a new petroleum contract with respect to the WCTP Relinquishment Area. We and our WCTP Block partners exercised such right in July 2010 and formally submitted a proposed new petroleum agreement for the WCTP Relinquishment Area in early 2011. We and our WCTP Block partners, the Ministry of Energy and GNPC have agreed such WCTP PA rights extend from July 21, 2011 until such time as either a new petroleum contract is negotiated and entered into with us or we decline to match a bona fide third party offer GNPC may receive for the WCTP Relinquishment Area.

In February 2012, we exercised a right under the existing joint operating agreement to acquire the 4.05% participating interest of Sabre in the DT Block. In May 2012, Komos and Sabre reached a mutual agreement to terminate this acquisition.

Drilling of the Teak-4A appraisal well was completed in May 2012. The well encountered non-commercial reservoirs and accordingly will be plugged and abandoned. Total well related costs incurred from inception through March 31, 2012 of $5.7 million are included in exploration expenses in the accompanying consolidated statement of operations. As of the date of the consolidated financial statements, we estimate we will incur an additional $9.1 million of related well costs, which will be expensed.

Mauritania

In April 2012, we completed negotiations with Mauritania’s Ministry of Petroleum, Energy and Mines and executed separate petroleum contracts covering Blocks C8, C12 and C13 offshore Mauritania. Kosmos is the operator and has a 90% participating interest in each of these blocks. The Government of Mauritania has a 10% carried interest during the exploration period and the option to participate in any discovery on these blocks, and if it elects to exercise such option its participation interest would be between 10% and 14%. The first phase of the exploration period of the petroleum contract covering each of Blocks C8, C12 and C13 is four years in duration. These contracts will not be effective unless and until they are officially gazetted by the Government of Mauritania as required by Mauritanian law, and we do not yet have a scheduled effective date. See, ‘‘Part II. Item 1A. Risk Factors—We will not be able to commence exploration, development and production operations offshore Mauritania unless and until the Government of Mauritania approves our petroleum contracts governing Blocks C8, C12 and C13 offshore Mauritania” of this quarterly report on Form 10-Q.

Our blocks in Mauritania cover 6.7 million acres (27,200 square kilometers) and are located within the western margin of the proven Mauritanian salt basin, on the Atlantic passive margin. The source rock in the basin is the same age and type as the source rock generated by the petroleum system in the Jubilee Field. Additionally, we believe the play model in the basin is similar to the play model found in the Jubilee Field. A petroleum system in Mauritania has been proven by the presence of offshore producing fields in adjacent blocks to those we hold.

We have an estimated $10.2 million in work commitments to perform exploration activities on our petroleum contracts in Mauritania. We plan to acquire seismic data in our blocks offshore Mauritania in 2013 to further define prospectivity on the blocks.

Morocco

In March 2012, we completed a 4,940 square kilometer 3D seismic acquisition program which covered the Essaouira Offshore Block and the Foum Assaka Block, both in the Agadir Basin offshore Morocco.

Cameroon

In January 2012, Kosmos entered into a petroleum contract with Cameroon for the Fako Block. Kosmos is the operator and has a 100% participating interest in the block. The Republic of Cameroon has an option to acquire an interest of up to 15% in a commercial discovery on the block. The block covers 318,519 acres (1,289 square kilometers) and borders the southeast portion of our Ndian River Block in the Rio del Rey Basin.

Results of Operations

Certain operating results and statistics for the comparative first quarter of 2012 and 2011 are included in the following table:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per barrel data)
Sales volumes:
Mbbls	931	989

Revenues:
Oil sales	$115,771	$92,569
Average sales price per bbl	124.30	93.56

Costs:
Oil production	$7,326	$19,995
Depletion	30,055	22,385

Average oil production cost per bbl	$7.87	$20.21
Average depletion cost per bbl	32.27	22.62
Average oil production cost and depletion per bbl	$40.14	$42.83

The following table shows the number of wells in the process of drilling or in active completion stages, and the number of wells suspended or awaiting completion as of March 31, 2012:

	Wells in the Process of Drilling or				Wells Suspended or
	in Active Completion				Awaiting Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	—	—	—	—	8	2.47	—	—
Deepwater Tano	—	—	—	—	10	1.80	—	—
Jubilee Unit	—	—	1	0.24	—	—	—	—

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$115,771	$92,569	$23,202
Interest income	746	2,354	(1,608)
Other income	30	487	(457)
Total revenues and other income	116,547	95,410	21,137
Costs and expenses:
Oil and gas production	7,326	19,995	(12,669)
Exploration expenses	39,644	8,432	31,212
General and administrative	39,323	13,287	26,036
Depletion and depreciation	31,649	23,498	8,151
Amortization—deferred financing costs	2,194	9,611	(7,417)
Interest expense	13,058	20,258	(7,200)
Derivatives, net	3,860	8,871	(5,011)
Loss on extinguishment of debt	—	59,643	(59,643)
Other expenses, net	748	(23)	771
Total costs and expenses	137,802	163,572	(25,770)
Loss before income taxes	(21,255)	(68,162)	46,907
Income tax expense (benefit)	16,286	(13,511)	29,797
Net loss	$(37,541)	$(54,651)	$17,110

Oil and gas revenue.  Oil and gas revenue increased $23.2 million during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011 primarily due to a higher average realized price per barrel during the three months ended March 31, 2012.

Oil and gas production.  Oil and gas production costs decreased $12.7 million during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011 primarily due to the purchase of the FPSO in December 2011. During the three months ended March 31, 2012, the FPSO costs are being capitalized and expensed as depletion.  Prior to the acquisition of the FPSO, we leased the FPSO from a third party and the lease costs were included in oil and gas production costs.

Exploration expenses.  Exploration expenses increased $31.2 million during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011 primarily due to increases in seismic costs and unsuccessful well costs of $24.1 million and $4.8 million, respectively. The increase in seismic costs is primarily related to a seismic acquisition program completed offshore Morocco.

General and administrative.  General and administrative costs increased $26.0 million during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, primarily due to increases in non-cash expenses for equity-based compensation and an increase in staffing, partially offset by decreases in professional fees and expenses. Total non-cash general and administrative costs were $21.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Depletion and depreciation.  Depletion and depreciation increased $8.2 million during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, primarily due to an increase in the costs basis of our oil and gas properties related to the purchase of the FPSO and an increase in the number of completed wells.

Amortization—deferred financing costs and Loss on extinguishment of debt.  In March 2011, we refinanced our existing commercial debt facilities. As part of the transaction, we incurred $52.3 million of deferred financing costs, in addition to existing unamortized deferred financing costs of $68.6 million. As a result of the transaction, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and are being amortized over the term of the $2.0 billion commercial debt facility (the “Facility”) entered into in March 2011. The related amortization of deferred financing costs decreased by $7.4 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to the decrease in capitalized deferred financing costs and the longer term associated with the Facility.

Interest expense.  Interest expense decreased $7.2 million during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, primarily due to a lower weighted average interest rate on the Facility for the three months ended March 31, 2012.

Derivatives, net.  Derivatives, net decreased $5.0 million during the three months ended March 31, 2012, as compared with March 31, 2011 due to the change in fair value of the commodity derivative instruments.

Income tax expense (benefit).  Income tax expense was $16.3 million during the three months ended March 31, 2012, as compared to an income tax benefit of $13.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we had net income from our Ghanaian subsidiary that generated an income tax expense. During the three months ended March 31, 2011, we had a net loss that generated an income tax benefit.

Liquidity and Capital Resources

We are actively engaged in an ongoing process to anticipate and meet our funding requirements related to exploring for and developing oil and natural gas resources in Africa and South America. We have historically secured funding from equity commitments and commercial debt facilities to meet our ongoing liquidity requirements. In addition, we received our first oil revenues in January 2011 from Jubilee Field production and the cash flows generated from our operating activities may provide an additional source of future funding. Additionally, existing cash on hand will be utilized as a source to fund our operating and investing activities.

Significant Sources of Capital

In March 2011, the Company secured a $2.0 billion Facility from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The total loan commitments of the Facility may be increased up to a maximum of $3.0 billion if the lenders increase their commitments or if loan commitments from new financial institutions are added. In all cases, however, the availability under the Facility is limited by borrowing base capacity, which is redetermined semi-annually. The International Finance Corporation entered the Facility in February 2012. The terms and conditions of the Facility remained consistent with the original terms and conditions, and the total commitment under the Facility remained unchanged.

As of March 31, 2012, borrowings under the Facility totaled $1.1 billion. As of March 31, 2012, the undrawn availability under the Facility was an additional $128.0 million. In April 2012, the undrawn availability under the Facility was reduced by $78.0 million.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility. Accordingly, we recognized additional interest expense of $1.8 million and nil during the three months ended March 31, 2012 and 2011, respectively.

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

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. In April 2012, the lenders agreed to change the borrowing base determination dates to April 15 and October 15. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows generated from our Ghana operations and relevant capital expenditures expected exploration, appraisal and development activities in Ghana, reduced by certain percentages.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of April 19, 2012, our most recent forecast date, which requires the maintenance of:

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

•                  purchase and analyze seismic and other geological and geophysical data to identify future prospects; and

•                  invest in additional oil and natural gas leases and licenses and potentially make additional acquisitions.

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

2012 Capital Program

We estimate we will incur approximately $600 million of capital expenditures for the year ending December 31, 2012. The 2012 capital expenditure budget consists of:

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

The following table presents our liquidity and financial position as of March 31, 2012:

March 31, 2012
(In thousands)
Cash	$745,288
Drawings under the commercial debt facility	1,110,000
Net debt	364,712

Total of unused borrowing base(1)	128,000
Unused borrowing base plus cash	873,288

(1)           In April 2012, the lenders agreed to change the borrowing base determination dates to April 15 and October 15. As part of the borrowing base determination process, the undrawn availability under the facility was reduced by $78.0 million.

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$144,903	$(10,037)
Investing activities	(71,108)	(2,346)
Financing activities	(1,599)	202,672

Operating activities.  Net cash provided by operating activities for the three months ended March 31, 2012 was $144.9 million, compared with net cash used in operating activities for the three months ended March 31, 2011 of $10.0 million. The increase in cash provided by operating activities in the three months ended March 31, 2012 compared with the same period in 2011 was primarily due to the timing of cash receipts for oil sales and other working capital changes.

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2012 was $71.1 million, compared with net cash used in investing activities for the three months ended March 31, 2011 of $2.3 million. The increase in cash used in investing activities in the three months ended March 31, 2012 compared with the same period in 2011 was primarily attributable to changes in restricted cash, notes receivable and expenditures for oil and gas assets primarily in Ghana for development activities. During the three months ended March 31, 2011, we released $112.0 million of restricted cash related to the previous commercial debt facilities.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2012 was $1.6 million, compared with net cash provided by financing activities for the three months ended March 31, 2011 of $202.7 million. The decrease in cash provided by financing activities in the three months ended March 31, 2012 compared with the same period in 2011 was due to lower net borrowings on the commercial debt facilities of $255.0 million offset by a decrease of $50.7 million in cash used for deferred financing costs.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2012:

	Payments Due By Year(3)
	Total	2012(4)	2013	2014	2015	2016	Thereafter
	(In thousands)
Commercial debt facility(1)	$1,110,000	$—	$—	$—	$110,000	$444,444	$555,556
Interest payments on commercial debt facility(2)	297,312	34,982	48,669	54,917	61,668	62,021	35,055
Operating leases	21,797	234	2,821	2,921	3,022	3,122	9,677

(1)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2012. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)	Based on outstanding borrowings as noted in (1) above and the LIBOR yield curve at the reporting date.
(3)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes $25.5 million of commitments for exploration activities in our petroleum contracts. Does not include any well commitments we may have under our petroleum contracts.

(4)	Represents payments for the period April 1, 2012 through December 31, 2012.

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

	Year Ending December 31,						Asset
	April 1 Through December 31, 2012	2013	2014	2015	2016	Thereafter	(Liability) Fair Value at March 31, 2012
	(In thousands, except percentages)
Variable rate debt:
Commercial debt facility maturities	$—	$—	$—	$110,000	$444,444	$555,556	$(1,110,000)
Weighted average interest rate	4.20%	4.38%	4.95%	5.56%	6.98%	7.49%
Interest rate swaps:
Notional debt amount(1)	$130,347	$91,683	$47,033	$16,875	$6,250	$—	$(3,917)
Fixed rate payable	2.22%	2.22%	2.22%	2.22%	2.22%
Variable rate receivable(2)	0.76%	0.76%	1.06%	1.69%	2.16%
Notional debt amount(1)	$130,347	$91,683	$47,033	$16,875	$6,250	$—	$(4,189)
Fixed rate payable	2.31%	2.31%	2.31%	2.31%	2.31%
Variable rate receivable(2)	0.76%	0.76%	1.06%	1.69%	2.16%
Notional debt amount(1)	$59,000	$19,057	$1,868	$—	$—	$—	$(171)
Fixed rate payable	0.98%	0.98%	0.98%
Variable rate receivable(2)	0.76%	0.76%	0.95%
Notional debt amount(1)	$42,921	$24,680	$38,434	$23,137	$—	$—	$(507)
Fixed rate payable	1.34%	1.34%	1.34%	1.34%
Variable rate receivable(2)	0.76%	0.76%	1.06%	1.51%

(1)                                 Represents weighted average notional contract amounts of interest rate derivatives.

(2)                                 Based on implied forward rates in the yield curve at the reporting date.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivatives and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2011.

Cautionary Note Regarding Forward-looking Statements

This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our quarterly report on Form 10-Q and our annual report on Form 10-K, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q, the annual report on Form 10-K and the documents that we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. Our estimates and forward-looking statements may be influenced by the following factors, among others:

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

•                  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Cameroon, Morocco, Suriname or Mauritania (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

•                  cost of compliance, and our and our partner’s ability to comply, with laws and regulations;

•                  changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation, or interpretation, of those laws and regulations;

•                  environmental liabilities;

•                  geological, reservoir, technical, drilling, production and processing problems;

•                  military operations, civil unrest, terrorist acts, wars or embargoes;

•                  the cost and availability of adequate insurance coverage;

•                  our vulnerability to severe weather events; and

•                  other risk factors discussed in the “Item 1A. Risk Factors” section of this quarterly report on Form 10-Q and our annual report on Form 10-K.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ending March 31, 2012:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2011	$(24,760)	$(8,074)	$(32,834)
Changes in contract fair value	(3,860)	(710)	(4,570)
Contract maturities (settlements)	5,161	—	5,161
Fair value of contracts outstanding as of March 31, 2012	$(23,459)	$(8,784)	$(32,243)

Commodity Derivative Instruments

In 2010, we entered into various oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production. These contracts consisted of deferred premium puts and compound options (calls on puts).

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2012:

	Bbl/day	Weighted Average Floor Price	Weighted Average Deferred Premium/bbl	Liability Fair Value at March 31, 2012
Oil derivatives:
Deferred premium puts
April 2012 — December 2012	4,655	$62.34	$7.00
January 2013 — December 2013	2,515	$61.73	$7.32
Total fair value deferred premium puts(1)				$15,523
Compound options (calls on puts)
July 2012 — December 2012(2)	5,399	$66.48	$6.73
January 2013 — June 2013(2)	3,855	$66.48	$7.10
Total fair value compound options(1)				$7,936

(1)

Fair values are based on the average forward Dated Brent oil prices on March 31, 2012 which by year are: 2012 - $120.13 and 2013 - $113.14. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on April 30, 2012 market quotes by year are: 2012- $118.05 and 2013 - $112.69.

(2)	The calls expire on June 29, 2012 and have a weighted average premium of $4.82/bbl. If the call is not exercised before the expiration date, the right to these puts will expire on such date.

Interest Rate Sensitivity

At March 31, 2012, we had indebtedness outstanding under the Facility of $1.1 billion, of which $635.0 million bore interest at floating rates. The weighted average annual interest rate incurred on this indebtedness for the three months ended March 31, 2012, was approximately 4.1%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.2 million in interest expense per year on our Facility.

As of March 31, 2012, the fair market value of our interest rate swaps was a net liability of approximately $8.8 million. If LIBOR increased 10%, we estimate the liability would decrease to approximately $8.1 million, and if LIBOR decreased 10%, we estimate the liability would increase to approximately $9.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012, because of the material weakness existing in our internal controls over financial reporting as of December 31, 2011 (described below), which has not been fully remediated as of March 31, 2012. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure its financial statements are prepared in accordance with generally accepted accounting principles.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

For the quarter ended December 31, 2011, management determined that the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision related to our treatment of unrealized derivative losses.

We determined that this deficiency constitutes a “material weakness” in our internal control over financial reporting. We advised our independent auditors, who concur with our determination, and our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a “material weakness.”

Evaluation of Changes in Internal Control over Financial Reporting.  The remediation efforts, as outlined below, were designed to address the material weakness identified by management and to strengthen our internal control over financial reporting.

There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second annual report on Form 10-K, which will be due in March 2013.

We have begun implementing the following remediation steps to address the material weakness discussed above and to improve our internal control over financial reporting:

•                  improved procedures for the calculation and reconciliation process of our income tax provision related to our treatment of unrealized derivative losses, including validation of underlying supporting data;

•                  added additional personnel, including a Tax Manager, to prepare the income tax provision, allowing our Global Tax Manager to review the income tax provision to decrease the risk of unidentified errors and increase the accuracy of the information in our financial statements; and

•                  enhanced quarterly management review of the calculation of the income tax provision and underlying supporting data.

In 2012, we implemented an additional internal control process that will require in-depth income tax discussion and analysis following any significant transaction or any change in our tax policy. Although we have made substantial progress in our remediation efforts, we have not yet completed our assessment as to whether the material weakness has been fully remediated.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material changes from the information concerning legal proceedings discussed in the “Item 3. Legal Proceedings” section of our annual report on Form 10-K.

Item 1A. Risk Factors

The risk factor below supplements the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K.

We will not be able to commence exploration, development and production operations offshore Mauritania unless and until the Government of Mauritania approves our petroleum contracts governing Blocks C8, C12 and C13 offshore Mauritania.

In April 2012, we completed negotiations with Mauritania’s Ministry of Petroleum, Energy and Mines and executed the finalized petroleum contracts for Blocks C8, C12 and C13 offshore Mauritania. These contracts will not be effective unless and until they are officially gazetted by the Government of Mauritania as required by Mauritanian law, and we do not yet have a scheduled effective date. These contracts form the basis of our exploration, development and production operations on these blocks. There is a risk that these contracts will not be gazetted, thus would not become effective and we may be unable to enforce any contractual rights we have in Blocks C8, C12 and C13 against Mauritania’s Ministry of Petroleum, Energy and Mines and we will not be able to commence our exploration operations on these blocks. Further, if these contracts are executed later than we expect, our exploration timetable for offshore Mauritania would be delayed.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes from the information concerning the use of proceeds from our IPO discussed in the “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section of our annual report on Form 10-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

There have been no material changes required to be reported under this Item that have not previously been disclosed in the annual report on Form 10-K.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	May 7, 2012	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1*

Deed of Transfer and Amendment, dated February 17, 2012, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, BNP Paribas, Citibank N.A., Credit Suisse International, Société Générale London Branch and International Finance Corporation

10.2*

Facility Agreement, dated February 17, 2012, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC and International Finance Corporation

10.3*	Amendment Number One to Consulting Agreement Amendment, dated February 23, 2012, between Kosmos Energy Ltd. and John R. Kemp

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

** Furnished herewith.