Form 10-Q
period 2012-06-30
Kosmos Energy Ltd.
filed 2012-08-06
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Shares, $0.01 par value	389,201,453

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$629,951	$673,092
Restricted cash	22,954	23,747
Receivables:
Joint interest billings	139,798	199,699
Oil sales	—	109,475
Other	22,529	981
Inventories	50,426	27,101
Prepaid expenses and other	15,257	13,913
Current deferred tax assets	56,281	64,473
Derivatives	1,512	—
Total current assets	938,708	1,112,481

Property and equipment:
Oil and gas properties, net of accumulated depletion of $213,040 and $135,622, respectively	1,444,350	1,367,265
Other property, net of accumulated depreciation of $10,021 and $8,068, respectively	15,562	9,776
Property and equipment, net	1,459,912	1,377,041

Other assets:
Restricted cash	3,800	3,800
Deferred financing costs and other assets, net of accumulated amortization of $10,970 and $6,582, respectively	51,713	54,847
Long-term deferred tax assets	7,520	3,765
Total assets	$2,461,653	$2,551,934

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$194,808	$278,006
Accrued liabilities	31,346	37,194
Derivatives	21,910	24,407
Total current liabilities	248,064	339,607

Long-term liabilities:
Long-term debt	1,110,000	1,110,000
Derivatives	4,941	8,427
Asset retirement obligations	21,992	20,670
Deferred tax liability	76,618	47,608
Other long-term liabilities	10,795	4,896
Total long-term liabilities	1,224,346	1,191,601

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2012 and December 31, 2011	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,411,703 and 390,530,946 issued at June 30, 2012 and December 31, 2011, respectively	3,914	3,905
Additional paid-in capital	1,668,302	1,629,453
Accumulated deficit	(678,532)	(616,148)
Accumulated other comprehensive income	3,950	3,522
Treasury stock, at cost, 2,171,410 and 649,818 shares at June 30, 2012 and December 31, 2011, respectively	(8,391)	(6)
Total shareholders’ equity	989,243	1,020,726
Total liabilities and shareholders’ equity	$2,461,653	$2,551,934

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil and gas revenue	$112,214	$124,083	$227,985	$216,652
Interest income	282	2,613	1,028	4,967
Other income	175	157	205	644
Total revenues and other income	112,671	126,853	229,218	222,263

Costs and expenses:
Oil and gas production	19,592	14,301	26,918	34,296
Exploration expenses	16,901	85,220	56,545	93,652
General and administrative	34,799	19,760	74,122	33,047
Depletion and depreciation	32,999	22,869	64,648	46,367
Amortization - deferred financing costs	2,194	2,194	4,388	11,805
Interest expense	10,446	18,400	23,504	38,658
Derivatives, net	(1,982)	1,363	1,878	10,234
Loss on extinguishment of debt	—	—	—	59,643
Doubtful accounts expense	—	(39,782)	—	(39,782)
Other expenses, net	44	84	792	61
Total costs and expenses	114,993	124,409	252,795	287,981

Income (loss) before income taxes	(2,322)	2,444	(23,577)	(65,718)
Income tax expense (benefit)	22,521	11,535	38,807	(1,976)

Net loss	(24,843)	(9,091)	(62,384)	(63,742)

Accretion to redemption value of convertible preferred units	—	(7,595)	—	(24,442)

Net loss attributable to common shareholders/unit holders	$(24,843)	$(16,686)	$(62,384)	$(88,184)

Net loss per share attributable to common shareholders:
Basic	$(0.07)		$(0.17)
Diluted	$(0.07)		$(0.17)
Pro forma basic		$(0.03)		$(0.19)
Pro forma diluted		$(0.03)		$(0.19)

Weighted average number of shares used to compute net loss per share:
Basic	370,720		369,973
Diluted	370,720		369,973
Pro forma basic		348,820		340,030
Pro forma diluted		348,820		340,030

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(24,843)	$(9,091)	$(62,384)	$(63,742)
Other comprehensive income:
Reclassification adjustments for derivative losses included in net loss	214	283	428	1,741
Income tax benefit	—	—	—	—
Other comprehensive income	214	283	428	1,741
Comprehensive loss	$(24,629)	$(8,808)	$(61,956)	$(62,001)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2011	390,531	$3,905	$1,629,453	$(616,148)	$3,522	$(6)	$1,020,726
Equity-based compensation	—	—	38,851	—	—	—	38,851
Derivatives, net	—	—	—	—	428	—	428
Restricted stock awards	881	9	(9)	—	—	—	—
Restricted stock forfeitures	—	—	7	—	—	(7)	—
Purchase of treasury stock	—	—	—	—	—	(8,378)	(8,378)
Net loss	—	—	—	(62,384)	—	—	(62,384)
Balance as of June 30, 2012	391,412	$3,914	$1,668,302	$(678,532)	$3,950	$(8,391)	$989,243

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(62,384)	$(63,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	69,036	58,172
Deferred income taxes	33,447	(2,291)
Unsuccessful well costs	19,237	83,317
Derivative related activity	(7,067)	14,518
Equity-based compensation	38,851	9,120
Doubtful accounts expense	—	(39,782)
Loss on extinguishment of debt	—	59,643
Other	4,983	1,023
Changes in assets and liabilities:
Decrease in receivables	155,884	11,145
(Increase) decrease in inventories	(14,075)	547
Increase in prepaid expenses and other	(1,344)	(8,745)
Decrease in accounts payable	(66,536)	(47,728)
Decrease in accrued liabilities	(9,347)	(20,698)
Net cash provided by operating activities	160,685	54,499

Investing activities
Oil and gas assets	(188,075)	(206,763)
Other property	(6,912)	(847)
Notes receivable	—	3,781
Restricted cash	793	84,286
Net cash used in investing activities	(194,194)	(119,543)

Financing activities
Borrowings under long-term debt	—	1,393,000
Payments on long-term debt	—	(1,138,000)
Net proceeds from the initial public offering	—	580,374
Purchase of treasury stock	(8,378)	—
Deferred financing costs	(1,254)	(52,466)
Net cash provided by (used in) financing activities	(9,632)	782,908

Net increase (decrease) in cash and cash equivalents	(43,141)	717,864
Cash and cash equivalents at beginning of period	673,092	100,415
Cash and cash equivalents at end of period	$629,951	$818,279

Supplemental cash flow information
Cash paid for:
Interest	$21,339	$33,828
Income taxes	$16,620	$725

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

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and consolidated cash flows for the six months ended June 30, 2012 and 2011. During the three months ended June 30, 2012, we corrected an immaterial error in our financial statements by capitalizing $3.0 million which was previously recorded as exploration expense during the three months ended March 31, 2012. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in our annual report on Form 10-K.

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

Restricted Cash

In accordance with our commercial debt facility, we are required to maintain a balance that is sufficient to meet the payment of interest and fees for the next six-month period. As of June 30, 2012 and December 31, 2011, we had $23.0 million and $23.7 million, respectively, in current restricted cash to meet this requirement. Additionally as of June 30, 2012 and December 31, 2011, we had $3.8 million of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum agreements. See Note 18—Subsequent Events.

Receivables

Our receivables consist of joint interest billings, oil sales and other receivables for which the Company generally does not require collateral security. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We did not have any allowances for doubtful accounts as of June 30, 2012 and December 31, 2011.

Inventories

Inventories consisted of $27.7 million and $26.9 million of materials and supplies and $22.7 million and $0.2 million of hydrocarbons as of June 30, 2012 and December 31, 2011, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Our wholly owned subsidiary, Kosmos Energy Finance International, meets the definition of a VIE. The Company is the primary beneficiary of this VIE, which is consolidated in these financial statements.

Prior to the incorporation of Kosmos Energy Finance International on March 18, 2011, Kosmos Energy Finance International did not have any financial statement activity. Kosmos Energy Finance International’s assets and liabilities are shown separately on the face of the consolidated balance sheet as of June 30, 2012, and December 31, 2011, in the following line items: current restricted cash; current derivatives assets; deferred financing costs and other assets; long-term debt; and current and long-term derivatives liabilities. At June 30, 2012, Kosmos Energy Finance International had $229.6 million in cash and cash equivalents, $1.0 million in accrued liabilities and $6.1 million in other long-term liabilities. At December 31, 2011, Kosmos Energy Finance International had $231.6 million in cash and cash equivalents, $0.1 million in other receivables, $54.8 million in deferred financing costs and other assets, $1.2 million in accrued liabilities and $3.0 million in other long-term liabilities.

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

Derivative Instruments and Hedging Activities

We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of purchased puts and swaps with calls. We also use interest rate swap contracts to mitigate our exposure to interest rate fluctuations related to our long-term debt. Our derivative financial instruments are recorded on the balance sheet as either an asset or a liability measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts. Therefore, from that date forward, the changes in the fair value of the instruments are recognized in earnings during the period of change. See Note 10—Derivative Financial Instruments.

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

Stock-based Compensation

For stock-based compensation equity awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and restricted stock units and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards and restricted stock units with a combination of market and service vesting criteria.

Treasury Stock

We record treasury stock purchases at cost. All of our treasury stock purchases are from our employees that surrendered shares to the Company to satisfy their minimum tax withholding requirements and were not part of a formal stock repurchase plan. Additionally, treasury stock includes forfeited restricted stock awards granted under our long-term incentive plan.

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

Recent Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to improve reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

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

4. Jubilee Field Unitization

The Jubilee Field in Ghana, discovered by the Mahogany-1 well in June 2007, covers an area within both the West Cape Three Points (“WCTP”) and Deepwater Tano (“DT”) Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT Petroleum Agreements (“PAs”) and as required by Ghana’s Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners negotiated a comprehensive unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit. On July 13, 2009, the Ministry of Energy provided its written approval of the Jubilee UUOA. The Jubilee UUOA was executed by all parties and was effective July 16, 2009. The tract participations were 50% for each block. Tullow is the Unit Operator, and Kosmos is the Technical Operator for the development of the Jubilee Field. Pursuant to the terms of the Jubilee UUOA, the track participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Unit Interest (participating interest in the Jubilee Unit) may call for a second redetermination after December 1, 2013. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow’s acquisition of EO Group Limited (“EO Group”) — see Note 5—Joint Interest Billings) to 24.07710%. The consolidated financial statements are based on these re-determined tract participations. As a result of the change in our Unit Interest, we recorded increases in joint interest billings receivables, oil and gas properties, notes receivable, inventories, oil and gas production expenses and general and administrative expenses of $67.6 million, $22.1 million, $2.5 million, $0.4 million, $1.6 million and $0.6 million, respectively, and an increase of $94.9 million in accounts payable as of December 31, 2011. Our capital costs related to the increased Unit Interest is expected to be paid during 2012. Although the Jubilee Field is unitized, Kosmos’ working interest in each block outside the boundary of the Jubilee Unit area did not change. Kosmos remains operator of the WCTP Block outside the Jubilee Unit area.

5. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current or long-term receivables based on when collection is expected to occur. As of June 30, 2012 and December 31, 2011, we had $139.8 million and $199.7 million, respectively, included in current joint interest billings receivable. There were no long-term joint interest billings as of June 30, 2012 and December 31, 2011.

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

6. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2012		December 31, 2011
	(In thousands)
Oil and gas properties:
Proved properties	$666,337		$607,338
Unproved properties	381,400		294,701
Support equipment and facilities	609,653		600,848
Total oil and gas properties	1,657,390		1,502,887
Less: accumulated depletion	(213,040)	(135,622)
Oil and gas properties, net	1,444,350		1,367,265

Other property, net	15,562		9,776
Property and equipment, net	$1,459,912	S	1,377,041

We recorded depletion expense of $31.2 million and $21.7 million for the three months ended June 30, 2012 and 2011, respectively, and $61.3 million and $44.1 million for the six months ended June 30, 2012 and 2011, respectively.  The Company had depletion costs of $16.1 million and nil included in crude oil inventory and other receivables as of June 30, 2012 and December 31, 2011, respectively.

7. Suspended Well Costs

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired.

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the six months ended June 30, 2012. The table excludes $16.6 million in costs that were capitalized and subsequently expensed in the same period.

June 30, 2012
(In thousands)
Beginning balance (January 1, 2012)	$267,592
Additions to capitalized exploratory well costs pending the determination of proved reserves	66,789
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(2,627)
Ending balance (June 30, 2012)	$331,754

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2012	December 31, 2011
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$127,155	$132,838
Exploratory well costs capitalized for a period one to three years	204,599	134,754
Ending balance	$331,754	$267,592
Number of projects with exploratory well costs that have been capitalized for more than one year	6	3

As of June 30, 2012, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany Area (formerly known as the Mahogany East Area), Teak-1 and Teak-2 discoveries in the WCTP Block and the Tweneboa, Enyenra and Ntomme discoveries in the DT Block.

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

Teak-1 Discovery—Two appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Teak-1 discovery is expected to be made by the WCTP Block partners in 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Teak-2 Discovery—We have performed a gauge installation on the well and are reprocessing seismic data. Following appraisal and evaluation, a decision regarding commerciality of the Teak-2 discovery is expected to be made by the WCTP Block partners in 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Ntomme Discovery—One appraisal well has been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Ntomme discovery is expected to be made by the DT Block partners by the end of 2012. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

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

Enyenra Discovery—Four appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Enyenra discovery is expected to be made by the DT Block partners by the end of 2012. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

8. Accounts Payable and Accrued Liabilities

At June 30, 2012 and December 31, 2011, $194.8 million and $278.0 million, respectively, were recorded for invoices received but not paid. Accrued liabilities were $31.3 million and $37.2 million at June 30, 2012 and December 31, 2011, respectively, and consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$20,352	$27,666
Accrued general and administrative expenses	7,440	2,159
Accrued interest	986	1,208
Taxes other than income	2,532	1,095
Income taxes	36	5,066
	$31,346	$37,194

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

As of June 30, 2012, borrowings under the Facility totaled $1.1 billion. As of June 30, 2012, the undrawn availability under the Facility was an additional $50.0 million. Interest expense was $7.9 million and $11.7 million (net of capitalized interest of $3.2 million and $0.8 million), and commitment fees were $1.6 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. Interest expense was $18.4 million and $27.3 million (net of capitalized interest of $4.5 million and $2.0 million) and commitment fees were $3.3 million and $3.6 million for the six months ended June 30, 2012 and 2011, respectively.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized interest expense in excess of interest currently payable of $1.3 million and $1.2 million during the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $1.2 million during the six months ended June 30, 2012 and 2011, respectively.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility), which is March 29, 2018. The available facility amount is subject to borrowing base constraints and also is constrained by the amortization schedule (once repayments under the Facility begin). As of May 15, 2014, outstanding borrowings will be subject to an amortization schedule. The first required payment could be as early as June 15, 2014, subject to the level of outstanding borrowings.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, was previously determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks; however, in April 2012, the lenders agreed to change the borrowing base determination dates to April 15 and October 15. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain ratios.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of the April 19, 2012 forecast, which requires the maintenance of:

•                  the field life cover ratio, not less than 1.30x; and

•                  the loan life cover ratio, not less than 1.10x.

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

At June 30, 2012, the scheduled maturities of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2012 (1)	2013	2014	2015	2016	Thereafter
	(In thousands)
Commercial debt facility(2)	$—	$—	$—	$110,000	$444,444	$555,556

(1)   Represents payments for the period July 1, 2012 through December 31, 2012.

(2)         The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2012. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the five year period and thereafter.

10. Derivative Financial Instruments

We use financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for trading purposes.

We apply the provisions of ASC 815—Derivatives and Hedging, which require each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. We do not apply hedge accounting treatment to our oil derivative contracts and, therefore, the changes in the fair values of these instruments are recognized in earnings in the period the change occurred. These fair value changes are shown in our statement of operations.

Effective June 1, 2010, we discontinued hedge accounting on all interest rate derivative instruments. Therefore, from that date forward, changes in the fair value of the instruments are recognized in earnings during the period of change. The effective portions of the discontinued hedges as of May 31, 2010, are included in accumulated other comprehensive income or loss (“AOCI”) in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings when the hedged transaction settles.

Oil Derivative Contracts

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of purchased puts and swaps with calls.

We manage market and counterparty credit risk in accordance with our policies and guidelines. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. We have included an estimate of nonperformance risk in the fair value measurement of our commodity derivative contracts as required by ASC 820—Fair Value Measurements and Disclosures.

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of June 30, 2012. See Note 18—Subsequent Events.

			Weighted Average Price per Bbl
Term	Type of Contract	Bbls per day	Deferred Premium	Puts	Swaps	Calls
2012:
July - December	Purchased puts	4,739	$6.79	$61.56	$—	$—
August - December	Swaps with calls	6,536	—	—	97.21	110.00
2013 :
January - December	Purchased puts	2,515	$7.32	$61.73	$—	$—

Interest Rate Swaps Derivative Contracts

The following table summarizes our open interest rate swaps as of June 30, 2012:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
July 2012 – December 2012	$306,420	1.98%	6-month LIBOR
January 2013 – December 2013	$227,103	2.06%	6-month LIBOR
January 2014 – December 2014	$133,434	1.99%	6-month LIBOR
January 2015 – December 2015	$45,319	2.03%	6-month LIBOR
January 2016 – June 2016	$12,500	2.27%	6-month LIBOR

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

The following tables disclose the Company’s derivative instruments as of June 30, 2012 and December 31, 2011:

		Estimated Fair Value
		Asset (Liability)
		June 30,	December 31,
Type of Contract	Balance Sheet Location	2012	2011
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Commodity	Derivatives assets – current	$1,512	$—

Derivative liability:
Commodity	Derivatives liabilities – current(1)	(18,402)	(20,303)
Interest rate	Derivatives liabilities – current	(3,508)	(4,104)
Commodity	Derivatives liabilities – long-term	(1,585)	(4,457)
Interest rate	Derivatives liabilities – long-term	(3,356)	(3,970)

Total derivatives not designated as hedging instruments		$(25,339)	$(32,834)

(1)                                 Includes $9.2 million and $3.2 million, as of June 30, 2012 and December 31, 2011, of cash settlements made on our purchased puts and compound options which were settled in the month subsequent to period end.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Type of Contract	Location of Gain/(Loss)	2012	2011	2012	2011
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$(214)	$(283)	$(428)	$(1,741)
Total derivatives in cash flow hedging relationships		$(214)	$(283)	$(428)	$(1,741)

Derivatives not designated as hedging instruments:
Commodity	Derivatives, net	$1,982	$(1,363)	$(1,878)	$(10,234)
Interest rate	Interest expense	(725)	(5,085)	(1,435)	(6,012)
Total derivatives not designated as hedging instruments		$1,257	$(6,448)	$(3,313)	$(16,246)

(1)                                 Amounts were reclassified from AOCI into earnings.

The fair value of the effective portion of the derivative contracts on May 31, 2010, is reflected in AOCI and is being transferred to interest expense over the remaining term of the contracts. In accordance with the mark-to-market method of accounting, the Company recognizes changes in fair values of its derivative contracts as gains or losses in earnings during the period in which they occur. The Company expects to reclassify $1.0 million of gains from AOCI to interest expense within the next 12 months. See Note 11—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2012
Assets:
Money market accounts	$332,787	$—	$—	$332,787
Commodity derivatives	—	1,512	—	1,512
Liabilities:
Commodity derivatives	—	(19,987)	—	(19,987)
Interest rate derivatives	—	(6,864)	—	(6,864)
Total	$332,787	$(25,339)	$—	$307,448

December 31, 2011
Assets:
Money market accounts(1)	$489,761	$—	$—	$489,761
Liabilities:
Commodity derivatives	—	(24,760)	—	(24,760)
Interest rate derivatives	—	(8,074)	—	(8,074)
Total	$489,761	$(32,834)	$—	$456,927

(1)                                 As reported in our annual report on Form 10-K, the Level 1 fair value measurements excluded $27.5 million of restricted cash. The table above has been revised to properly include this amount.

All fair values have been adjusted for nonperformance risk resulting in a decrease of the commodity derivative liabilities of approximately $0.4 million and a decrease of the interest rate derivatives of approximately of $0.2 million as of June 30, 2012. When the accumulated net present value for all of the derivative contracts with a counterparty is in an asset position, the Company uses the counterparty’s credit default swap (“CDS”) rates to estimate non-performance risk. When the accumulated net present value for all derivative contracts for a counterparty are in a liability position, we use our internal rate of borrowing to estimate our non-performance risk.

The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying values of our debt approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods. Our long-term receivables after any allowances for doubtful accounts approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.

Commodity Derivatives

Our commodity derivatives represent crude oil purchased puts and swaps with calls for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to the our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the CDS market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the puts and compound options. See Note 10—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Interest Rate Derivatives

As of June 30, 2012, the Company had interest rate swaps with notional amounts of $306.4 million, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

12. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

June 30, 2012
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$20,670
Liabilities incurred during period	—
Revisions in estimated retirement obligations	—
Liabilities settled during period	—
Accretion expense	1,322
Ending asset retirement obligations	$21,992

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

13. Convertible Preferred Units

In May 2011, contemporaneous with Kosmos Energy Ltd.’s IPO, the Series A Convertible Preferred Units (“Series A Units”), Series B Convertible Preferred Units (“Series B Units”) and Series C Convertible Preferred Units (“Series C Units”) of Kosmos Energy Holdings were exchanged into our common shares based on the pre-offering equity value of such interests. This resulted in the Series A Units, Series B Units and Series C Units being exchanged into 163.1 million; 109.8 million; and 4.8 million common shares of Kosmos Energy Ltd., respectively, or 277.7 million common shares in the aggregate. The common shares have one vote per share and a par value of $0.01. The exchange of the Convertible Preferred Units had the effect of increasing the book value of shareholders’ equity by approximately $1.0 billion. Accretion to redemption value of the Convertible Preferred Units was recorded through the date of the exchange. After the date of the exchange, the related accretion on the Convertible Preferred Units ceased to accrue and all rights of the holders with respect to the Convertible Preferred Units terminated, except for the right to receive shares of common shares issuable upon the exchange and the rights entitled to a holder of a common share.

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

We recorded accretion on the Convertible Preferred Units of $7.6 million and $24.4 million for the three and six months ended June 30, 2011, respectively.

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

Total compensation expense recognized in income was $0.8 million and $1.2 million for the three and six months ended June 30, 2011, respectively.

The significant assumptions used to calculate the fair values of the profit units during 2011, as calculated using a binomial tree, were as follows: no dividend yield, expected volatility ranging from approximately 25% to 66%; risk-free interest rate ranging from 1.3% to 5.1%; expected life ranging from 1.2 to 8.1 years; and projected turnover rate of 7.0% for employees and none for management.

Restricted Stock Awards and Restricted Stock Units

As part of our corporate reorganization, vested profit units were exchanged for 31.7 million common shares of Kosmos Energy Ltd., unvested profit units were exchanged for 10.0 million restricted stock awards and the $90 profit units were cancelled. Based on the terms and conditions of our corporate reorganization, the exchange of profit units for common shares of Kosmos Energy Ltd. resulted in no incremental compensation costs.

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

The following table shows the number of shares available for issuance pursuant to awards under the Company’s LTIP at June 30, 2012:

Shares
(In thousands)
Approved and authorized awards(1)	24,503
Awards issued after May 16, 2011(1)	(16,799)
Awards forfeited(1)	1
Awards available for future grant	7,705

(1)                                 Excludes 10.0 million restricted stock awards that were exchanged for unvested profit units and any related forfeitures of such awards. Also, excludes forfeited restricted stock awards issued in connection with our initial public offering, which include the May 18, 2011 and June 15, 2011 award tranches, as these awards are not available for future grant.

The Company records compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. The Company recorded compensation expense from awards granted under our LTIP of $17.6 million and $7.9 million during the three months ended June 30, 2012 and 2011, respectively, and $38.9 and $7.9 million during the six months ended June 30, 2012 and 2011, respectively. Subsequent to May 16, 2011, the Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP.

The following table reflects the outstanding restricted stock awards as of June 30, 2012:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2011	17,195	$13.36	3,522	$13.21
Granted	578	12.06	303	9.45
Forfeited	(624)	13.37	(101)	13.57
Vested	(5,022)	10.23	—	—
Outstanding at June 30, 2012	12,127	14.59	3,724	12.89

The following table reflects the outstanding restricted stock units as of June 30, 2012:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2011	—	$—	—	$—
Granted	593	10.98	489	15.81
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding at June 30, 2012	593	10.98	489	15.81

For equity-based compensation awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and service vesting restricted stock units and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards and restricted stock units with a combination of market and service vesting criteria.

For restricted stock awards with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 100% of the awards granted. The grant date fair value of these awards ranged from $6.70 to $13.57 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 41.3% to 56.7%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.1%.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value of these awards was $15.81 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and was 54.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and was 0.5%.

15. Income Taxes

The income tax expense (benefit) was $22.5 million and $11.5 million for the three months ended June 30, 2012 and 2011, respectively, and was $38.8 million and $(2.0) million for the six months ended June 30, 2012 and 2011, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Bermuda	$(3,251)	$(8,846)	$(6,419)	$(8,846)
United States	3,035	411	6,347	809
Foreign—other	(2,106)	10,879	(23,505)	(57,681)
Income (loss) before income taxes	$(2,322)	$2,444	$(23,577)	$(65,718)

Our effective tax rate for the three months ended June 30, 2012 and 2011 was (970)% and 472%, respectively. For the six months ended June 30, 2012 and 2011 our effective tax rate was (165)% and 3%. The effective tax rate for the United States is approximately 277% and 41% for the three months ended June 30, 2012 and 2011, respectively, and 152% and 39% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate in the United States resulted from the difference between the amount deductible on our tax return for vested stock awards and the amount of cumulative compensation cost recognized for financial reporting purposes. The effective tax rate for Ghana is approximately 35% for all periods presented. The effective tax rate for our other foreign jurisdictions is 0%. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against their ending net deferred tax assets.

The Company has no material unrecognized income tax benefits.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which we operate. The Company is open to U.S. federal income tax examinations for tax years 2009 through 2011 and to Texas margin tax examinations for the tax years 2007 through 2011. In addition, the Company is open to income tax examinations for tax years as early as 2004 in its significant foreign jurisdictions (Ghana, Cameroon and Morocco).

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

The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders to basic and pro forma basic net income (loss) attributable to common shareholders and to diluted and pro forma diluted net income (loss) attributable to common shareholders and a reconciliation of basic and pro forma basic weighted average common shares outstanding to diluted and pro forma diluted weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Month Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss attributable to common shareholders	$(24,843)	$(16,686)	$(62,384)	$(88,184)
Less: Basic income allocable to participating securities(1)	—	—	—	—
Basic net loss attributable to common shareholders	(24,843)		(62,384)
Plus: Accretion to redemption value of convertible preferred units	—	7,595	—	24,442
Pro forma basic net loss attributable to common shareholders	—	(9,091)	—	(63,742)
Diluted adjustments to income allocable to participating securities(1)	—	—	—	—
Diluted net loss attributable to common shareholders	$(24,843)		$(62,384)
Pro forma diluted net loss attributable to common shareholders		$(9,091)		$(63,742)

Denominator:
Weighted average number of shares used to compute net loss per share:
Basic	370,720		369,973
Restricted stock awards(1)(2)	—		—
Diluted	370,720		369,973

Pro forma basic		348,820		340,030
Pro forma restricted stock awards(1)(2)		—		—
Pro forma diluted		348,820		340,030

Net loss per share attributable to common shareholders:
Basic	$(0.07)		$(0.17)
Diluted	$(0.07)		$(0.17)

Pro forma basic		$(0.03)		$(0.19)
Pro forma diluted		$(0.03)		$(0.19)

(1)         Our service vesting restricted stock awards represent participating securities because they participate in nonforfeitable dividends with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Our restricted stock awards with market and service vesting criteria and all restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per common share calculation. Our service vesting restricted stock awards do not participate in undistributed net losses and, therefore, are excluded from the basic net income (loss) per common share calculation in periods we are in a net loss position.

(2)         Due to our basic net loss attributable to common shareholders for the three and six months ended June 30, 2012, we excluded 16.9 million outstanding restricted stock awards and restricted stock units from the computations of diluted net loss per share because the effect would have been anti-dilutive.  For the three and six months ended June 30, 2011, we excluded 20.6 million outstanding restricted stock awards from the computations of pro forma diluted net loss per share because the effect would have been anti-dilutive.

17. Contingencies

We are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial statements.

18. Subsequent Events

Derivatives

In July 2012, we entered into three-way collar contracts for 1.5 million Bbls from January 2013 through December 2013 with a floor price of $95.00 per Bbl, a ceiling price of $105.00 per Bbl and a call price of $125.00 per Bbl. The three-way collar contracts are indexed to Dated Brent prices and have a weighted average deferred premium of $4.82 per Bbl.

Restricted Cash

Effective July 2012, we designated an additional $27.0 million as long-term restricted cash used to cash collateralize performance guarantees related to our recently acquired petroleum agreements.

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

Recent Highlights

During the second quarter of 2012, we had one lifting of oil totaling 997 MBbl from our Jubilee Field production resulting in revenues of $112.2 million. Our average realized price per barrel was $112.60.

A total of 17 development wells have been drilled during the Jubilee Field Phase 1 development. The Jubilee Field Phase 1A PoD was approved by the Ministry of Energy and GNPC in January 2012. The Phase 1A PoD includes eight additional wells to be drilled beginning in 2012, including five production wells and three water injection wells.

Ghana — exploration and appraisal activity

In January 2012, the Ntomme-2A appraisal well confirmed a downdip extension of the Ntomme Field on the DT Block. The well encountered high-quality stacked reservoir sandstones. A drill stem test was performed on the well in May 2012, which successfully flowed oil from multiple zones in the reservoir and confirmed continuity with the Ntomme discovery well. Fluid samples recovered from the well indicate an oil gravity of approximately 35 degrees API.

In July 2012, the Wawa-1 exploration well made a hydrocarbon discovery on the DT Block.  Analysis of well results, including wireline logs, reservoir pressures and fluid samples, indicated the well encountered gas-condensate and oil-bearing pay. Fluid samples recovered from the well indicate an oil gravity of between 38 and 44 degrees API.

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

Drilling of the Teak-4A appraisal well was completed in May 2012. The well encountered non-commercial reservoirs and accordingly was plugged and abandoned. Total well related costs incurred from inception through June 30, 2012 of $15.8 million are included in exploration expenses in the accompanying consolidated statement of operations.

Mauritania

In April 2012, we completed negotiations with Mauritania’s Ministry of Petroleum, Energy and Mines and executed separate petroleum contracts covering Blocks C8, C12 and C13 offshore Mauritania. Kosmos is the operator and has a 90% participating interest in each of these blocks. The Government of Mauritania has a 10% carried interest during the exploration period and the option to participate in any discovery on these blocks, and if it elects to exercise such option its participation interest would be between 10% and 14%. The first phase of the exploration period of the petroleum contract covering each of Blocks C8, C12 and C13 is four years in duration. These contracts were officially gazetted by the Government of Mauritania on June 15, 2012, thereby establishing the effective date for the petroleum contracts.

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

We have an estimated $12.6 million in work commitments to perform exploration activities on our petroleum contracts in Mauritania. We plan to acquire seismic data in our blocks offshore Mauritania in 2013 to further define prospectivity on the blocks.

Morocco

In May 2012, we received joint ministerial approval from the Moroccan government to acquire an additional 18.75% participating interest in the Foum Assaka Offshore Block from Pathfinder Hydrocarbon Ventures Ltd., one of our block partners. Certain governmental approvals and processes are still required to be completed before this acquisition can be closed. After completing the acquisition, our participating interest in the Foum Assaka Offshore Block will be 56.25%.

Suriname

In May 2012, Kosmos entered into an agreement with Chevron Global Energy Inc. (“Chevron”) under which Kosmos will assign half of its interest in Block 42 and Block 45, offshore Suriname, to Chevron. Upon receipt of approval from the Suriname government and the closing of the agreement, each party will have a 50% working interest in Block 42 and Block 45.

Results of Operations

Certain operating results and statistics for the comparative second quarters of 2012 and 2011 are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per barrel data)
Sales volumes:
MBbl	997	996	1,928	1,985

Revenues:
Oil sales	$112,214	$124,083	$227,985	$216,652
Average sales price per Bbl	112.60	124.62	118.25	109.14

Costs:
Oil production, excluding workovers	$9,333	$14,301	$16,659	$34,296
Oil production, workovers	10,259	—	10,259	—
Total oil production costs	19,592	14,301	26,918	34,296

Depletion	31,288	21,711	61,343	44,096

Average cost per Bbl:
Oil production, excluding workovers	9.37	14.36	8.64	17.28
Oil production, workovers	10.29	—	5.32	—
Total oil production costs	19.66	14.36	13.96	17.28

Depletion	31.39	21.80	31.82	22.21
Oil production cost and depletion costs	$51.05	$36.16	$45.78	$39.49

The following table shows the number of wells in the process of drilling or in active completion stages, and the number of wells suspended or awaiting completion as of June 30, 2012:

	Wells in the Process of Drilling or				Wells Suspended or
	in Active Completion				Awaiting Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	—	—	—	—	8	2.47	—	—
Deepwater Tano	1	0.18	—	—	10	1.80	—	—
Jubilee Unit	—	—	1	0.24	—	—	3	0.72

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$112,214	$124,083	$(11,869)
Interest income	282	2,613	(2,331)
Other income	175	157	18
Total revenues and other income	112,671	126,853	(14,182)
Costs and expenses:
Oil and gas production	19,592	14,301	5,291
Exploration expenses	16,901	85,220	(68,319)
General and administrative	34,799	19,760	15,039
Depletion and depreciation	32,999	22,869	10,130
Amortization—deferred financing costs	2,194	2,194	—
Interest expense	10,446	18,400	(7,954)
Derivatives, net	(1,982)	1,363	(3,345)
Doubtful accounts expense	—	(39,782)	39,782
Other expenses, net	44	84	(40)
Total costs and expenses	114,993	124,409	(9,416)
Income (loss) before income taxes	(2,322)	2,444	(4,766)
Income tax expense	22,521	11,535	10,986
Net loss	$(24,843)	$(9,091)	$(15,752)

Oil and gas revenue.  Oil and gas revenue decreased $11.9 million during the three months ended June 30, 2012, as compared with the three months ended June 30, 2011 due to a lower average realized price per barrel.

Oil and gas production.  Oil and gas production costs increased $5.3 million during the three months ended June 30, 2012, as compared with the three months ended June 30, 2011 primarily due to workover costs for acid stimulations on three Jubilee Field wells, offset by a decrease due to the purchase of the FPSO in December 2011. During the three months ended June 30, 2012, the FPSO costs are being capitalized and expensed as depletion.  Prior to the acquisition of the FPSO, we leased the FPSO from a third party and the lease costs were included in oil and gas production costs.

Exploration expenses.  Exploration expenses decreased $68.3 million during the three months ended June 30, 2012, as compared with the three months ended June 30, 2011. During the three months ended June 30, 2012, we incurred $10.1 million of unsuccessful well costs related to the Ghana Teak-4A appraisal well. During the three months ended June 30, 2011, we incurred $79.9 million of unsuccessful well costs, primarily related to the Cameroon N’gata-1, Cameroon Mombe-1, Ghana Banda-1 and Ghana Odum exploration wells.

General and administrative.  General and administrative costs increased $15.0 million during the three months ended June 30, 2012, as compared with the three months ended June 30, 2011, primarily due to increases in non-cash expenses for equity-based compensation and an increase in staffing. Total non-cash general and administrative costs were $17.6 million and $8.7 million for the three months ended June 30, 2012 and 2011, respectively.

Depletion and depreciation.  Depletion and depreciation increased $10.1 million during the three months ended June 30, 2012, as compared with the three months ended June 30, 2011, primarily due to an increase in the cost basis of our oil and gas properties related to the purchase of the FPSO and an increase in the number of completed wells.

Interest expense.  Interest expense decreased $8.0 million during the three months ended June 30, 2012, as compared with the three months ended June 30, 2011, primarily due to a decrease in the unrealized loss on the interest rate derivative instruments related to changes in fair value and a lower weighted average interest rate on our commercial debt facility (the “Facility”) for the three months ended June 30, 2012.

Doubtful accounts expense.  During the second quarter of 2011, we released a $39.8 million allowance for doubtful accounts, related to a receivable in default. We received the full amount of the receivable during the third quarter of 2011.

Income tax expense.  Income tax expense increased $11.0 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 due to an increase in net income from our Ghanaian and U.S. subsidiaries .

Six months ended June 30, 2012 compared to six months ended June 30, 2011

	Six months Ended June 30,		Increase
	2012	2011	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$227,985	$216,652	$11,333
Interest income	1,028	4,967	(3,939)
Other income	205	644	(439)
Total revenues and other income	229,218	222,263	6,955
Costs and expenses:
Oil and gas production	26,918	34,296	(7,378)
Exploration expenses	56,545	93,652	(37,107)
General and administrative	74,122	33,047	41,075
Depletion and depreciation	64,648	46,367	18,281
Amortization—deferred financing costs	4,388	11,805	(7,417)
Interest expense	23,504	38,658	(15,154)
Derivatives, net	1,878	10,234	(8,356)
Loss on extinguishment of debt	—	59,643	(59,643)
Doubtful accounts expense	—	(39,782)	39,782
Other expenses, net	792	61	731
Total costs and expenses	252,795	287,981	(35,186)
Income (loss) before income taxes	(23,577)	(65,718)	42,141
Income tax expense (benefit)	38,807	(1,976)	40,783
Net loss	$(62,384)	$(63,742)	$1,358

Oil and gas revenue.  Oil and gas revenue increased $11.3 million during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011 primarily due to a higher average realized price per barrel during the six months ended
June 30, 2012.

Oil and gas production.  Oil and gas production costs decreased $7.4 million during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011 primarily due to a decrease related to the purchase of the FPSO in December 2011 partially offset by workover costs for acid stimulations on three Jubilee Field wells, During the six months ended June 30, 2012, the FPSO costs are being capitalized and expensed as depletion.  Prior to the acquisition of the FPSO, we leased the FPSO from a third party and the lease costs were included in oil and gas production costs.

Exploration expenses.  Exploration expenses decreased $37.1 million during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011. During the six months ended June 30, 2012, we incurred $33.4 million for seismic costs for Morocco, Ghana and Cameroon and $19.2 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well. During the six months ended June 30, 2011, the Company incurred $83.3 million of unsuccessful well costs primarily related to the Cameroon N’gata-1, Cameroon Mombe-1, Ghana Makore-1, Ghana Banda-1 and Ghana Odum exploration wells and $10.2 million for seismic costs primarily for Ghana, Cameroon and new ventures.

General and administrative.  General and administrative costs increased $41.1 million during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011, due to increases in non-cash expenses of $29.7 million for equity-based compensation and an increase in staffing. Total non-cash general and administrative costs were $38.9 million and $9.1 million for the six months ended June 30, 2012 and 2011, respectively.

Depletion and depreciation.  Depletion and depreciation increased $18.3 million during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011, primarily due to an increase in the cost basis of our oil and gas properties related to the purchase of the FPSO and an increase in the number of completed wells.

Amortization—deferred financing costs and Loss on extinguishment of debt.  In March 2011, we refinanced our existing commercial debt facilities. As part of the transaction, we incurred approximately $52.3 million of deferred financing costs, in addition to our existing unamortized deferred financing costs of $68.6 million. As a result of the transaction, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and are being amortized over the term of the Facility entered into in March 2011. The related amortization of deferred financing costs decreased by $7.4 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to the decrease in capitalized deferred financing costs and the longer term associated with the new Facility.

Interest expense.  Interest expense decreased $15.2 million during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011, primarily due to a decrease in the unrealized loss on the interest rate derivative instruments related to changes in fair value and a lower weighted average interest rate on the Facility during the six months ended June 30, 2012.

Income tax expense (benefit).  Income tax expense increased $40.8 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 due to an increase in net income from our Ghanaian and U.S. subsidiaries.

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

As of June 30, 2012, borrowings under the Facility totaled $1.1 billion. As of June 30, 2012, the undrawn availability under the Facility was an additional $50.0 million.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility. Accordingly, we recognized interest expense in excess of interest currently payable of $1.3 million and $1.2 million during the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $1.2 million during the six months ended June 30, 2012 and 2011, respectively.

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

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, was previously determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks. In April 2012, the lenders agreed to change the borrowing base determination dates to April 15 and October 15. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures, reduced by certain ratios.

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

•                                          the loan life cover ratio, not less than 1.10x.

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

2012 Capital Program

We reduced our estimate for the 2012 capital program to approximately $500 million for the year ending December 31, 2012. With the success of the Company’s acid treatment program at Jubilee, we do not anticipate performing any further sidetrack operations in the current year. The removal of these sidetracks, along with updated appraisal plans on the Company’s WCTP Block, accounts for the reduction in estimated capital expenditures. The 2012 capital expenditure budget consists of:

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

The following table presents our liquidity and financial position as of June 30, 2012:

June 30, 2012
(In thousands)
Cash	$629,951
Drawings under the commercial debt facility	1,110,000
Net debt	480,049

Total of unused borrowing base	50,000
Unused borrowing base plus cash	679,951

Cash Flows

	Six months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$160,685	$54,499
Investing activities	(194,194)	(119,543)
Financing activities	(9,632)	782,908

Operating activities.  Net cash provided by operating activities for the six months ended June 30, 2012 was $160.7 million, compared with net cash provided in operating activities for the six months ended June 30, 2011 of $54.5 million. The increase in cash provided by operating activities in the six months ended June 30, 2012 compared with the same period in 2011 was primarily due to timing of cash receipts for oil sales and other working capital changes.

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2012 was $194.2 million, compared with net cash used in investing activities for the six months ended June 30, 2011 of $119.5 million. The increase in cash used in investing activities in the six months ended June 30, 2012 compared with the same period in 2011 was primarily attributable to changes in restricted cash, notes receivable and expenditures for oil and gas assets primarily in Ghana for development activities. During the six months ended June 30, 2011, we released $112.0 million of associated restricted cash and set aside $27.7 million primarily related to requirements under the Facility.

Financing activities.  Net cash used by financing activities for the six months ended June 30, 2012 was $9.6 million, compared with net cash provided by financing activities for the six months ended June 30, 2011 of $782.9 million. The decrease in cash provided by financing activities in the six months ended June 30, 2012 compared with the same period in 2011 was primarily due to lower net borrowings on the Facility of $255.0 million offset by a decrease of $51.2 million in cash used for deferred financing costs. Additionally for the six months ended June 30, 2011, we received net proceeds from the IPO of $580.4 million

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2012:

	Payments Due By Year(3)
	Total	2012(4)	2013	2014	2015	2016	Thereafter
	(In thousands)
Commercial debt facility(1)	$1,110,000	$—	$—	$—	$110,000	$444,444	$555,556
Interest payments on commercial debt facility(2)	263,962	23,005	47,039	50,925	54,888	55,336	32,769
Operating leases	21,797	234	2,821	2,921	3,022	3,122	9,677

(1)                   The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2012. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)                   Based on outstanding borrowings as noted in (1) above and the LIBOR yield curve at the reporting date.

(3)                   Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes $16.7 million of commitments for exploration activities in our petroleum contracts. Does not include any well commitments we may have under our petroleum contracts.

(4)                   Represents payments for the period July 1, 2012 through December 31, 2012.

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

	Year Ending December 31,						Asset
	July 1 Through December 31, 2012	2013	2014	2015	2016	Thereafter	(Liability) Fair Value at June 30, 2012
	(In thousands, except percentages)
Variable rate debt:
Commercial debt facility maturities	$—	$—	$—	$110,000	$444,444	$555,556	$(1,110,000)
Weighted average interest rate	4.11%	4.24%	4.59%	4.94%	6.23%	7.00%
Interest rate swaps:
Notional debt amount(1)	$114,896	$91,683	$47,033	$16,875	$6,250	$—	$(3,037)
Fixed rate payable	2.22%	2.22%	2.22%	2.22%	2.22%
Variable rate receivable(2)	0.73%	0.74%	0.80%	1.11%	1.48%
Notional debt amount(1)	$114,896	$91,683	$47,033	$16,875	$6,250	$—	$(3,240)
Fixed rate payable	2.31%	2.31%	2.31%	2.31%	2.31%
Variable rate receivable(2)	0.73%	0.74%	0.80%	1.11%	1.48%
Notional debt amount(1)(3)	$49,751	$19,057	$1,868	$—	$—	$—	$(108)
Fixed rate payable	0.98%	0.98%	0.98%
Variable rate receivable(2)	0.73%	0.74%	0.76%
Notional debt amount(1)(4)	$26,877	$24,680	$38,434	$23,137	$—	$—	$(479)
Fixed rate payable	1.34%	1.34%	1.34%	1.34%
Variable rate receivable(2)	0.73%	0.74%	0.80%	1.24%

(1)                                 Represents weighted average notional contract amounts of interest rate derivatives.

(2)                                 Based on implied forward rates in the yield curve at the reporting date.

(3)                                 For 2014, represents notional amount from January — June 2014.

(4)                                 For 2015, represents notional amount from January — June 2015.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivatives and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our annual report on Form 10-K, for the year ended December 31, 2011.

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

•                  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Cameroon, Mauritania, Morocco or Suriname (or their respective national oil companies) or any other federal, state or local governments, to us;

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

•                  cost of compliance, and our and our partners ability to comply, with laws and regulations;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ending June 30, 2012:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2011	$(24,760)	$(8,074)	$(32,834)
Changes in contract fair value	(1,878)	(1,435)	(3,313)
Contract maturities (settlements)	8,163	2,645	10,808
Fair value of contracts outstanding as of June 30, 2012	$(18,475)	$(6,864)	$(25,339)

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of purchased puts and swaps with calls.

We manage and control market and counterparty credit risk in accordance with policies and guidelines approved by the Kosmos Board of Directors. In accordance with these policies and guidelines, we determine the appropriate timing and extent of derivative transactions. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification. See Note 10—Derivative Financial Instruments in our consolidated financial statements for a description of the accounting procedures we follow relative to our derivative financial instruments.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2012:

			Weighted Average Price per Bbl				Asset(Liability) Fair Value at
Term	Type of Contract	Bbls per day	Deferred Premium	Puts	Swaps	Calls	June 30, 2012 (1)(2)
2012:
July - December	Purchased puts	4,739	$6.79	$61.56	$—	$—	$(5,508)
August - December	Swaps with calls	6,536	—	—	97.21	110.00	1,512
2013(3):
January - December	Purchased puts	2,515	$7.32	$61.73	$—	$—	$(5,474)

(1)                 Fair values are based on the average forward Dated Brent oil prices on June 30, 2012 which by year are: 2012 - $97.64; and 2013 - $97.42. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on July 31, 2012 market quotes by year are: 2012 - $103.67 and 2013 - $101.04.

(2)                 Excludes $9.2 million of cash settlements made on our purchased puts and compound options which were settled in the month subsequent to period end.

(3)                 In July 2012, we entered into three-way collar contracts for 1.5 million barrels from January 2013 through December 2013 with a floor price of $95.00 per Bbl, a ceiling price of $105.00 per Bbl and a call price of $125.00 per Bbl. The three-way collar contracts are indexed to Dated Brent pricing and have a weighted average deferred premium of $4.82 per Bbl.

Interest Rate Sensitivity

At June 30, 2012, we had indebtedness outstanding under our Facility of $1.1 billion, of which $803.6 million bore interest at floating rates. The weighted average annual interest rate incurred on this indebtedness for the six months ended June 30, 2012, was approximately 4.1%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.2 million in interest expense per year on our Facility.

As of June 30, 2012, the fair market value of our interest rate swaps was a net liability of approximately $6.9 million. If LIBOR increased 10%, we estimate the liability would decrease to approximately $6.4 million, and if LIBOR decreased 10%, we estimate the liability would increase to approximately $7.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

For the quarter ended December 31, 2011, management determined that a material weakness existed in our internal controls over financial reporting because the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision related to our treatment of unrealized derivative losses. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Based on the remediation steps taken, management believes that the material weakness identified above no longer exists.

Evaluation of Changes in Internal Control over Financial Reporting.  Except as noted above, there were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second annual report on Form 10-K due in March 2013.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information concerning legal proceedings discussed in the “Item 3. Legal Proceedings” section of our annual report on Form 10-K.

Item 1A. Risk Factors

The risk factor below supplements the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K.

We may be required to obtain third-party consents and/or complete certain governmental processes in order to complete the acquisition or disposal of blocks and licenses.

The acquisition of blocks and licenses by us or those we choose to sell such interests to may require third party consent, including from applicable national oil companies and government, regulatory or legislative authorities. In addition, certain governmental processes may be required to be completed in order for these acquisitions or dispositions to be finalized. We may not be able to commence exploration, development and production operations on any blocks or licenses (or similar interests) we have agreed to acquire, and may not be able to receive payment on any blocks or licenses (or similar interests) we have agreed to dispose of, until all such consents are received and governmental processes are completed. Furthermore, any delays in completing these requirements may affect our exploration timetable or financial condition. Upon entering into any agreement to complete a prospective acquisition or disposition transaction that is subject to third-party consent and/or the completion of governmental process, no assurance can be given that these consents will be obtained and/or these processes will be completed, and accordingly that such prospective transactions will close on a timely basis or otherwise.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 6, 2012	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*            Filed herewith.

**     Furnished herewith.