Form 10-Q
period 2012-09-30
Kosmos Energy Ltd.
filed 2012-11-05
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Shares, $0.01 par value	388,937,188

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
“Farm-in”

An agreement whereby an oil company acquires a portion of the working interest in a block from the owner of such interest, usually in return for cash and for taking on a portion of the drilling costs of one or more specific wells or other performance by the assignee as a condition of the assignment.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$399,650	$673,092
Restricted cash	21,336	23,747
Receivables:
Joint interest billings	113,946	199,699
Oil sales	106,561	109,475
Other	1,560	981
Inventories	37,992	27,101
Prepaid expenses and other	9,801	13,913
Current deferred tax assets	48,040	64,473
Derivatives	3,185	—
Total current assets	742,071	1,112,481

Property and equipment:
Oil and gas properties, net of accumulated depletion of $262,698 and $135,622, respectively	1,474,696	1,367,265
Other property, net of accumulated depreciation of $10,614 and $8,068, respectively	15,704	9,776
Property and equipment, net	1,490,400	1,377,041

Other assets:
Restricted cash	29,300	3,800
Deferred financing costs, net of accumulated amortization of $13,164 and $6,582, respectively	48,639	54,847
Long-term deferred tax assets	8,750	3,765
Total assets	$2,319,160	$2,551,934

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$128,231	$278,006
Accrued liabilities	64,693	37,194
Derivatives	24,722	24,407
Total current liabilities	217,646	339,607

Long-term liabilities:
Long-term debt	1,000,000	1,110,000
Derivatives	6,094	8,427
Asset retirement obligations	22,662	20,670
Deferred tax liability	88,027	47,608
Other long-term liabilities	12,507	4,896
Total long-term liabilities	1,129,290	1,191,601

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2012 and December 31, 2011	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,411,703 and 390,530,946 issued at September 30, 2012 and December 31, 2011, respectively	3,914	3,905
Additional paid-in capital	1,687,669	1,629,453
Accumulated deficit	(714,782)	(616,148)
Accumulated other comprehensive income	3,817	3,522
Treasury stock, at cost, 2,454,279 and 649,818 shares at September 30, 2012 and December 31, 2011, respectively	(8,394)	(6)
Total shareholders’ equity	972,224	1,020,726
Total liabilities and shareholders’ equity	$2,319,160	$2,551,934

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil and gas revenue	$222,375	$230,262	$450,360	$446,914
Interest income	137	2,492	1,165	7,459
Other income	725	91	930	735
Total revenues and other income	223,237	232,845	452,455	455,108

Costs and expenses:
Oil and gas production	44,873	24,185	71,791	58,481
Exploration expenses	37,359	11,005	93,904	104,657
General and administrative	40,666	39,093	114,788	72,140
Depletion and depreciation	63,794	42,593	128,442	88,960
Amortization - deferred financing costs	2,194	2,194	6,582	13,999
Interest expense	20,213	16,581	43,717	55,239
Derivatives, net	24,529	(4,984)	26,407	5,250
Loss on extinguishment of debt	—	—	—	59,643
Doubtful accounts expense	—	—	—	(39,782)
Other expenses, net	(64)	(79)	728	(18)
Total costs and expenses	233,564	130,588	486,359	418,569

Income (loss) before income taxes	(10,327)	102,257	(33,904)	36,539
Income tax expense	25,923	50,481	64,730	48,505

Net income (loss)	(36,250)	51,776	(98,634)	(11,966)

Accretion to redemption value of convertible preferred units	—	—	—	(24,442)

Net income (loss) attributable to common shareholders/unit holders	$(36,250)	$51,776	$(98,634)	$(36,408)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.10)	$0.13	$(0.27)
Diluted	$(0.10)	$0.13	$(0.27)
Pro forma basic				$(0.03)
Pro forma diluted				$(0.03)

Weighted average number of shares used to compute net income (loss) per share:
Basic	373,448	368,996	371,140
Diluted	373,448	369,341	371,140
Pro forma basic				349,792
Pro forma diluted				349,792

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(36,250)	$51,776	$(98,634)	$(11,966)
Other comprehensive income (loss):
Reclassification adjustments for derivative (gains) losses included in net income (loss)	(133)	1,193	295	2,934
Income tax benefit	—	—	—	—
Other comprehensive income (loss)	(133)	1,193	295	2,934
Comprehensive income (loss)	$(36,383)	$52,969	$(98,339)	$(9,032)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2011	390,531	$3,905	$1,629,453	$(616,148)	$3,522	$(6)	$1,020,726
Equity-based compensation	—	—	58,215	—	—	—	58,215
Derivatives, net	—	—	—	—	295	—	295
Restricted stock awards	881	9	(9)	—	—	—	—
Restricted stock forfeitures	—	—	10	—	—	(10)	—
Purchase of treasury stock	—	—	—	—	—	(8,378)	(8,378)
Net loss	—	—	—	(98,634)	—	—	(98,634)
Balance as of September 30, 2012	391,412	$3,914	$1,687,669	$(714,782)	$3,817	$(8,394)	$972,224

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(98,634)	$(11,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	135,024	102,959
Deferred income taxes	51,867	37,176
Unsuccessful well costs	19,357	87,845
Non-cash change in fair value of derivatives	13,847	16,946
Cash settlements on derivatives	(18,755)	(4,779)
Equity-based compensation	58,215	29,264
Doubtful accounts expense	—	(39,782)
Loss on extinguishment of debt	—	59,643
Other	7,739	1,939
Changes in assets and liabilities:
(Increase) decrease in receivables	89,102	(40,279)
(Increase) decrease in inventories	(7,812)	2,126
(Increase) decrease in prepaid expenses and other	4,112	(2,455)
Increase (decrease) in accounts payable	(127,025)	33,729
Increase (decrease) in accrued liabilities	23,073	(5,220)
Net cash provided by operating activities	150,110	267,146

Investing activities
Oil and gas assets	(272,681)	(282,098)
Other property	(9,030)	(1,928)
Notes receivable	—	4,448
Restricted cash	(23,089)	85,551
Net cash used in investing activities	(304,800)	(194,027)

Financing activities
Borrowings under long-term debt	—	1,393,000
Payments on long-term debt	(110,000)	(1,438,000)
Net proceeds from the initial public offering	—	580,374
Purchase of treasury stock	(8,378)	—
Deferred financing costs	(374)	(52,466)
Net cash provided by (used in) financing activities	(118,752)	482,908

Net increase (decrease) in cash and cash equivalents	(273,442)	556,027
Cash and cash equivalents at beginning of period	673,092	100,415
Cash and cash equivalents at end of period	$399,650	$656,442

Supplemental cash flow information
Cash paid for:
Interest	$30,247	$36,854
Income taxes	$16,620	$850

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

We have one business segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and consolidated cash flows for the nine months ended September 30, 2012 and 2011. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in our annual report on Form 10-K.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or shareholders equity.

Cash and Cash Equivalents

Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

Restricted Cash

In accordance with our commercial debt facility, we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period. As of September 30, 2012 and December 31, 2011, we had $21.3 million and $23.7 million, respectively, in current restricted cash to meet this requirement. Additionally as of September 30, 2012 and December 31, 2011, we had $29.3 million and $3.8 million, respectively, of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum agreements.

Receivables

Our receivables consist of joint interest billings, oil sales and other receivables for which the Company generally does not require collateral security. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We did not have any allowances for doubtful accounts as of September 30, 2012 and December 31, 2011.

Inventories

Inventories consisted of $32.8 million and $26.9 million of materials and supplies and $5.2 million and $0.2 million of hydrocarbons as of September 30, 2012 and December 31, 2011, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Prior to the incorporation of Kosmos Energy Finance International on March 18, 2011, Kosmos Energy Finance International did not have any financial statement activity. Kosmos Energy Finance International’s assets and liabilities are shown separately on the face of the consolidated balance sheet as of September 30, 2012, and December 31, 2011, in the following line items: current restricted cash; deferred financing costs; long-term debt; and current and long-term derivatives liabilities. At September 30, 2012, Kosmos Energy Finance International had $119.8 million in cash and cash equivalents, $0.4 million in prepaid expenses and other, $0.6 million in accrued liabilities and $7.2 million in other long-term liabilities. At December 31, 2011, Kosmos Energy Finance International had $231.6 million in cash and cash equivalents, $0.1 million in other receivables, $1.2 million in accrued liabilities and $3.0 million in other long-term liabilities.

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

Derivative Instruments and Hedging Activities

We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of purchased puts, swaps with calls and three-way collars. We also use interest rate swap contracts to mitigate our exposure to interest rate fluctuations related to our long-term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts. Therefore, from that date forward, the changes in the fair value of the instruments are recognized in earnings during the period of change. See Note 10—Derivative Financial Instruments.

Estimates of Proved Oil and Natural Gas Reserves

Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and assessment of impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. As additional proved reserves are discovered, reserve quantities and future cash flows will be estimated by independent petroleum consultants and prepared in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and the FASB. The accuracy of these reserve estimates is a function of:

•                  the engineering and geological interpretation of available data;

•                  estimates of the amount and timing of future operating cost, production taxes, development cost and workover cost;

•                  the accuracy of various mandated economic assumptions; and

•                  the judgments of the persons preparing the estimates.

Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of September 30, 2012 and December 31, 2011, we had no oil and gas imbalances recorded in our consolidated financial statements.

Our oil and gas revenues are based on provisional price contracts which contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The embedded derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month after the sale occurs.

Equity-based Compensation

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

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s foreign operations. Foreign currency transaction gains and losses and adjustments resulting from translating monetary assets and liabilities denominated in foreign currencies are included in other expenses. Cash balances held in foreign currencies are not significant, and as such, the effect of exchange rate changes is not material to any reporting period.

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

On December 29, 2011, Tullow as Unit Operator for and on behalf of the Jubilee Unit partners under the Jubilee UUOA, acquired the FPSO we are using to produce hydrocarbons from the Jubilee Field from MODEC for $754.5 million, or $202.6 million net to Kosmos. At the time of the acquisition of the FPSO, our note receivable under the Advance Payments Agreement was $102.8 million. To fund the purchase, we paid $99.8 million in cash and applied the note receivable due under the Advance Payments Agreement to the purchase. As of December 31, 2011 the remaining balance under the Advance Payments Agreement was zero. The acquisition was recorded as an increase to oil and gas property. Prior to the acquisition of the FPSO, the Jubilee Unit leased the FPSO from MODEC and the lease costs were recorded as oil and gas production costs.

4. Jubilee Field Unitization

The Jubilee Field in Ghana covers an area within both the West Cape Three Points (“WCTP”) and Deepwater Tano (“DT”) Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT Petroleum Agreements (“PAs”) and as required by Ghana’s Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners negotiated a comprehensive unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit. The Jubilee UUOA was executed by all parties and was effective July 16, 2009. The tract participations were 50% for each block. Tullow is the Unit Operator, and Kosmos is the Technical Operator for the development of the Jubilee Field. Pursuant to the terms of the Jubilee UUOA, the tract participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Jubilee Unit Interest may call for a second redetermination after December 1, 2013. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow’s acquisition of EO Group Limited (“EO Group”) — see Note 5—Joint Interest Billings) to 24.07710%. The consolidated financial statements are based on these re-determined tract participations. As a result of the change in our Unit Interest, we recorded increases in joint interest billings receivables, oil and gas properties, notes receivable, inventories, oil and gas production expenses and general and administrative expenses of $67.6 million, $22.1 million, $2.5 million, $0.4 million, $1.6 million and $0.6 million, respectively, and an increase of $94.9 million in accounts payable as of December 31, 2011. Our capital costs related to the increased Unit Interest was paid during 2012. Although the Jubilee Field is unitized, our working interest in each block outside the Jubilee Unit area did not change. We remain operator of the WCTP Block outside the Jubilee Unit area.

5. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current receivables based on when collection is expected to occur. As of September 30, 2012 and December 31, 2011, we had $113.9 million and $199.7 million, respectively, included in current joint interest billings receivable.

EO Group’s share of costs under the WCTP PA incurred attributable to its WCTP Block interest were paid by Kosmos until first production. EO Group was required to reimburse Kosmos for all development costs paid on EO Group’s behalf upon commencement of production in 2010.

On July 22, 2011, Tullow acquired EO Group’s entire 3.5% interest in the WCTP PA, including the correlative interest in the Jubilee Unit. As a result of the transaction, we received full repayment of the long-term joint interest billing receivable related to Jubilee Field development costs we paid on EO Group’s behalf. The related valuation allowance of $39.8 million was reversed during the second quarter of 2011. In addition, our participation interest in the Jubilee Unit increased 0.01738%. This resulted from the elimination of EO Group’s carry by the other Jubilee owners of Ghana National Petroleum Corporation’s (“GNPC”) additional paying interest of 3.75% in the Jubilee Unit. Our working interest in the remainder of the WCTP Block was not changed by the transaction and remains 30.875% (before giving effect to GNPC’s optional additional paying interest).

6. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2012		December 31, 2011
	(In thousands)
Oil and gas properties:
Proved properties	$696,047		$607,338
Unproved properties	429,552		294,701
Support equipment and facilities	611,795		600,848
Total oil and gas properties	1,737,394		1,502,887
Less: accumulated depletion	(262,698)	(135,622)
Oil and gas properties, net	1,474,696		1,367,265

Other property, net	15,704		9,776
Property and equipment, net	$1,490,400	S	1,377,041

We recorded depletion expense of $61.9 million and $41.3 million for the three months ended September 30, 2012 and 2011, respectively, and $123.3 million and $85.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The Company had depletion costs of $3.9 million and nil included in crude oil inventory and other receivables as of September 30, 2012 and December 31, 2011, respectively.

7. Suspended Well Costs

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired.

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the nine months ended September 30, 2012. The table excludes $16.7 million in costs that were capitalized and subsequently expensed in the same period.

September 30, 2012
(In thousands)
Beginning balance (January 1, 2012)	$267,592
Additions to capitalized exploratory well costs pending the determination of proved reserves	104,255
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(2,627)
Ending balance (September 30, 2012)	$369,220

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2012	December 31, 2011
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$129,389	$132,838
Exploratory well costs capitalized for a period one to three years	239,831	134,754
Ending balance	$369,220	$267,592
Number of projects with exploratory well costs that have been capitalized for more than one year	7	3

As of September 30, 2012, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany Area (formerly known as the Mahogany East Area), Teak-1, Teak-2 and Akasa discoveries in the WCTP Block and the Tweneboa, Enyenra and Ntomme discoveries in the DT Block, which are all in Ghana.

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

Teak-2 Discovery—We have performed a gauge installation on the well and are reprocessing seismic data. Following additional appraisal and evaluation, a decision regarding commerciality of the Teak-2 discovery is expected to be made by the WCTP Block partners in 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Akasa Discovery—We have performed a drill stem test and gauge installation on the well and are analyzing the data. Following additional appraisal and evaluation, a decision regarding commerciality of the Akasa discovery is expected to be made by the WCTP Block partners in 2013. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Ntomme Discovery—One appraisal well has been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Ntomme discovery is expected to be made by the DT Block partners by the end of 2012. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

Tweneboa Discovery—Three appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Tweneboa discovery is expected to be made by the DT Block partners by the end of 2012. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA. However, the DT Block partners have the option to request a new petroleum agreement for the non-associated gas within the Tweneboa discovery area, thereby extending the period of commercial assessment of the discovery.

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

8. Accounts Payable and Accrued Liabilities

At September 30, 2012 and December 31, 2011, $128.2 million and $278.0 million, respectively, were recorded for invoices received but not paid. Accrued liabilities were $64.7 million and $37.2 million at September 30, 2012 and December 31, 2011, respectively, and consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$40,212	$27,666
Accrued general and administrative expenses	11,303	2,159
Accrued taxes other than income	11,252	1,095
Accrued interest	620	1,208
Accrued income taxes	1,306	5,066
	$64,693	$37,194

9. Debt

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility was syndicated to certain participants of the existing facilities, as well as new participants. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The total loan commitments of the Facility may be increased up to a maximum of $3.0 billion if the lenders increase their commitments or if loan commitments from new financial institutions are added. The International Finance Corporation entered the Facility in February 2012. The terms and conditions of the Facility remained consistent with the original terms and conditions, and the total commitment under the Facility remained unchanged.

As part of the debt refinancing in March 2011, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. For participants in the existing facility that participated in the Facility, an analysis was performed to determine if an exchange of debt instruments with substantially different terms had occurred. As a result, we recorded a $59.6 million loss on the extinguishment of debt. Additionally, we have $61.3 million of deferred financing costs related to the Facility, which are being amortized over the term of the Facility.

As of September 30, 2012, borrowings under the Facility totaled $1.0 billion. As of September 30, 2012, the undrawn availability under the Facility was $160.0 million. In October 2012, as part of the normal borrowing base determination process, the undrawn availability under the Facility was increased $180.4 million to $340.4 million. Interest expense was $8.2 million and $9.3 million (net of capitalized interest of $2.8 million and $1.0 million), and commitment fees were $1.5 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively. Interest expense was $26.6 million and $36.6 million (net of capitalized interest of $7.3 million and $3.0 million) and commitment fees were $4.8 million and $5.7 million for the nine months ended September 30, 2012 and 2011, respectively.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.  Accordingly, we recognized interest expense in excess of interest currently payable of $1.2 million and $1.0 million during the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $2.2 million during the nine months ended September 30, 2012 and 2011, respectively.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility) of March 29, 2018. The available facility amount is subject to borrowing base constraints and also is constrained by the amortization schedule (once repayments under the Facility begin) commencing on May 15, 2014. The first required payment could be as early as June 15, 2014, subject to the level of outstanding borrowings.

We have the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, was previously determined each year on June 15 and December 15 as part of a forecast that is prepared by and agreed to by Kosmos and the Technical and Modeling Banks; however, in April 2012, the lenders agreed to change the borrowing base determination dates to April 15 and October 15. The formula to calculate the borrowing base amount is based, in part, on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain ratios.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us.

We were in compliance with the financial covenants contained in the Facility as of the October 15, 2012 forecast, which requires the maintenance of:

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

At September 30, 2012, the scheduled maturities of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2012 (1)	2013	2014	2015	2016	Thereafter
	(In thousands)
Commercial debt facility(2)	$—	$—	$—	$—	$444,444	$555,556

(1)   Represents payments for the period October 1, 2012 through December 31, 2012.

(2)          The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2012. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the five year period and thereafter.

10. Derivative Financial Instruments

We use financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for trading purposes.

We apply the provisions of ASC 815—Derivatives and Hedging, which require each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. We do not apply hedge accounting treatment to our oil derivative contracts and, therefore, the changes in the fair values of these instruments are recognized in earnings in the period the change occurred. These fair value changes are shown in our consolidated statements of operations.

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

Oil Derivative Contracts

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of purchased puts, swaps with calls and three-way collars.

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

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of September 30, 2012.

			Weighted Average Price per Bbl
Term(1)	Type of Contract	MBbl	Deferred Premium	Swaps	Floor	Ceiling	Calls
2012:
October - December	Purchased puts	426	$6.86	$—	$61.48	$—	$—
October - December	Swaps with calls	600	—	97.21	—	—	110.00
2013:
January - December	Three-way collars	1,500	$4.82	$—	$95.00	$105.00	$125.00
January - December	Three-way collars	1,004	—	—	87.50	115.00	135.00

(1)              In October 2012, we entered into costless three-way collar contracts for 1.0 MMBbl from January 2013 through December 2013 with a floor price of $90.00 per Bbl, a weighted average ceiling price of $115.39 per Bbl and a call price of $135.00 per Bbl. The three-way collar contracts are indexed to Dated Brent prices.

Provisional Oil Sales

At September 30, 2012, we had sales volumes of 995 MBbl priced at an average of $110.28 per bbl, after differentials, which are subject to final pricing over the next month.

Interest Rate Swaps Derivative Contracts

The following table summarizes our open interest rate swaps as of September 30, 2012:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
October 2012 — December 2012	$306,420	1.98%	6-month LIBOR
January 2013 — December 2013	227,103	2.06%	6-month LIBOR
January 2014 — December 2014	133,434	1.99%	6-month LIBOR
January 2015 — December 2015	45,319	2.03%	6-month LIBOR
January 2016 — June 2016	12,500	2.27%	6-month LIBOR

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

The following tables disclose the Company’s derivative instruments as of September 30, 2012 and December 31, 2011:

		Estimated Fair Value
		Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2012	2011
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Commodity	Derivatives assets — current	$3,185	$—

Derivative liability:
Commodity(1)(2)	Derivatives liabilities — current	(20,306)	(20,303)
Interest rate	Derivatives liabilities — current	(4,416)	(4,104)
Commodity(3)	Derivatives liabilities — long-term	(2,715)	(4,457)
Interest rate	Derivatives liabilities — long-term	(3,379)	(3,970)

Total derivatives not designated as hedging instruments		$(27,631)	$(32,834)

(1)   Includes $3.5 million and $3.2 million, as of September 30, 2012 and December 31, 2011, of cash settlements made on our purchased puts and swaps with calls which were settled in the month subsequent to period end.

(2)          Includes deferred premiums of $8.7 million related to various purchased puts and three-way collar contracts.

(3)          Includes deferred premiums of $2.4 million related to three-way collar contracts.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended September 30,		Nine months Ended September 30,
Type of Contract	Location of Gain/(Loss)	2012	2011	2012	2011
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$133	$(1,193)	$(295)	$(2,934)
Total derivatives in cash flow hedging relationships		$133	$(1,193)	$(295)	$(2,934)

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$11,494	$1,320	$15,221	$1,171
Commodity	Derivatives, net	(24,529)	4,984	(26,407)	(5,250)
Interest rate	Interest expense	(931)	(3,921)	(2,366)	(9,933)
Total derivatives not designated as hedging instruments		$(13,966)	$2,383	$(13,552)	$(14,012)

(1)          Amounts were reclassified from AOCI into earnings.

(2)          Amounts represent the mark-to-market portion of our provisional oil sales contracts.

The fair value of the effective portion of the derivative contracts on May 31, 2010, is reflected in AOCI and is being transferred to interest expense over the remaining term of the contracts. In accordance with the mark-to-market method of accounting, the Company recognizes changes in fair values of its derivative contracts as gains or losses in earnings during the period in which they occur. The Company expects to reclassify $1.3 million of gains from AOCI to interest expense within the next 12 months. See
Note 11—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2012
Assets:
Money market accounts	$271,270	$—	$—	$271,270
Commodity derivatives	—	3,185	—	3,185
Liabilities:
Commodity derivatives	—	(23,021)	—	(23,021)
Interest rate derivatives	—	(7,795)	—	(7,795)
Total	$271,270	$(27,631)	$—	$243,639

December 31, 2011
Assets:
Money market accounts(1)	$489,761	$—	$—	$489,761
Liabilities:
Commodity derivatives	—	(24,760)	—	(24,760)
Interest rate derivatives	—	(8,074)	—	(8,074)
Total	$489,761	$(32,834)	$—	$456,927

(1)          As reported in our annual report on Form 10-K, the Level 1 fair value measurements excluded $27.5 million of restricted cash. The table above has been revised to properly include this amount.

All fair values have been adjusted for nonperformance risk resulting in a decrease of the commodity derivative liabilities of approximately $0.5 million and a decrease of the interest rate derivatives of approximately of $0.2 million as of September 30, 2012. When the accumulated net present value for all of the derivative contracts with a counterparty is in an asset position, the Company uses the counterparty’s credit default swap (“CDS”) rates to estimate non-performance risk. When the accumulated net present value for all derivative contracts for a counterparty are in a liability position, we use our internal rate of borrowing to estimate our non-performance risk.

The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying values of our debt approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods. Our long-term receivables, if any, after any allowances for doubtful accounts approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.

Commodity Derivatives

Our commodity derivatives represent crude oil purchased puts, swaps with calls and three-way collars for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to the our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the CDS market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the puts and compound options. See Note 10—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to the provisional oil sales derivative is based on (i) the sales volumes subject to provisional pricing and (ii) an independently sourced forward curve over the term of the provisional pricing period.

Interest Rate Derivatives

As of September 30, 2012, we had interest rate swaps with notional amounts of $306.4 million, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

12. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

September 30, 2012
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$20,670
Liabilities incurred during period	—
Revisions in estimated retirement obligations	—
Liabilities settled during period	—
Accretion expense	1,992
Ending asset retirement obligations	$22,662

The Ghanaian legal and regulatory regime regarding oil field abandonment and other environmental matters is evolving. Currently, no Ghanaian environmental regulations expressly require that companies abandon or remove offshore assets although under international industry standards we would do so. The Petroleum Law provides for restoration that includes removal of property and abandonment of wells, but further states the manner of such removal and abandonment will be as provided in the Regulations; however, such Regulations have not been promulgated. Under the Environmental Permit for the Jubilee Field, a decommissioning plan will be prepared and submitted to the Ghana Environmental Protection Agency. ASC 410—Asset Retirement and Environmental Obligations requires the Company to recognize this liability in the period in which the liability was incurred. We have recorded an asset retirement obligation for fields that have commenced production. Additional asset retirement obligations will be recorded in the period in which wells within such producing fields are commissioned.

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

We recorded accretion on the Convertible Preferred Units of $24.4 million for the nine months ended September 30, 2011.

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

Total profit unit compensation expense recognized in income was zero and $1.2 million for the three and nine months ended
September 30, 2011, respectively.

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

The following table shows the number of shares available for issuance pursuant to awards under the Company’s LTIP at September 30, 2012:

Shares
(In thousands)
Approved and authorized awards(1)	24,503
Awards issued after May 16, 2011(1)	(18,285)
Awards forfeited(1)	86
Awards available for future grant	6,304

(1)          Excludes 10.0 million restricted stock awards that were exchanged for unvested profit units and any related forfeitures of such awards. Also, excludes forfeited restricted stock awards issued in connection with our initial public offering, which include the May 18, 2011 and June 15, 2011 award tranches, as these awards are not available for future grant.

The Company records compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. The Company recorded compensation expense from awards granted under our LTIP of $19.4 million and $20.1 million during the three months ended September 30, 2012 and 2011, respectively, and $58.2 million and $28.1 million during the nine months ended September 30, 2012 and 2011, respectively. Subsequent to May 16, 2011, the Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP.

The following table reflects the outstanding restricted stock awards as of September 30, 2012:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2011	17,195	$13.36	3,522	$13.21
Granted	578	12.06	303	9.45
Forfeited	(852)	13.77	(155)	12.92
Vested	(5,202)	9.97	—	—
Outstanding at September 30, 2012	11,719	14.77	3,670	12.91

The following table reflects the outstanding restricted stock units as of September 30, 2012:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2011	—	$—	—	$—
Granted	983	10.58	792	15.81
Forfeited	(23)	10.98	(17)	15.81
Vested	—	—	—	—
Outstanding at September 30, 2012	960	10.57	775	15.81

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

15. Income Taxes

The income tax expense was $25.9 million and $50.5 million for the three months ended September 30, 2012 and 2011, respectively, and was $64.7 million and $48.5 million for the nine months ended September 30, 2012 and 2011, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Bermuda	$(2,316)	$5,945	$(8,735)	$(2,901)
United States	3,145	3,430	9,492	4,239
Foreign—other	(11,156)	92,882	(34,661)	35,201
Income (loss) before income taxes	$(10,327)	$102,257	$(33,904)	$36,539

Our effective tax rate for the three months ended September 30, 2012 and 2011 was (251)% and 49%, respectively. For the nine months ended September 30, 2012 and 2011 our effective tax rate was (191)% and 133%. The effective tax rate for the United States is approximately 43% and 35% for the three months ended September 30, 2012 and 2011, respectively, and 116% and 36% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate in the United States resulted from the difference between the amount deductible on our tax return for vested stock awards and the amount of cumulative compensation cost recognized for accounting purposes. The effective tax rate for Ghana ranges from 32% to 39% for all periods presented. The effective tax rate for our other foreign jurisdictions is 0%. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

Basic and diluted net income (loss) per share is not presented for periods prior to the completion of our IPO as the ownership structure of the Company prior to the IPO was not a common unit of ownership. Instead, pro forma net income (loss) attributable to common shares is presented. Pro forma net income (loss) attributable to common shares reflects net income (loss) as reported and gives effect to an adjustment to remove accretion on the Convertible Preferred Units. In our pro forma basic and diluted income (loss) per share attributable to common shareholders calculation, we assumed the conversion of the Convertible Preferred Units occurred on
January 1, 2011 and, therefore, we have removed the related accretion to determine pro forma net income (loss).

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

The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders to basic and pro forma basic net income (loss) attributable to common shareholders and to diluted and pro forma diluted net income (loss) attributable to common shareholders and a reconciliation of basic and pro forma basic weighted average common shares outstanding to diluted and pro forma diluted weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders	$(36,250)	$51,776	$(98,634)	$(36,408)
Less: Basic income allocable to participating securities(1)	—	2,349	—	—
Basic net income (loss) attributable to common shareholders	(36,250)	49,427	(98,634)
Plus: Accretion to redemption value of convertible preferred units	—	—	—	24,442
Pro forma basic net loss attributable to common shareholders	—	—	—	(11,966)
Diluted adjustments to income allocable to participating securities(1)	—	3	—	—
Diluted net income (loss) attributable to common shareholders	$(36,250)	$49,430	$(98,634)
Pro forma diluted net loss attributable to common shareholders				$(11,966)

Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	373,448	368,996	371,140
Restricted stock awards(1)(2)	—	345	—
Diluted	373,448	369,341	371,140

Pro forma basic				349,792
Pro forma restricted stock awards(1)(2)				—
Pro forma diluted				349,792

Net income (loss) per share attributable to common shareholders:
Basic	$(0.10)	$0.13	$(0.27)
Diluted	$(0.10)	$0.13	$(0.27)

Pro forma basic				$(0.03)
Pro forma diluted				$(0.03)

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

(2)          Due to our basic net loss attributable to common shareholders for the three and nine months ended September 30, 2012, we excluded 17.1 million outstanding restricted stock awards and restricted stock units from the computations of diluted net loss per share because the effect would have been anti-dilutive. Due to our basic net loss attributable to common shareholders for the nine months ended September 30, 2011, we excluded 13.6 million outstanding restricted stock awards from the computations of pro forma diluted net loss per share because the effect would have been anti-dilutive.  For the three months ended September 30, 2011, we excluded 5.5 million outstanding restricted stock awards from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

Recent Highlights

Ghana

During the third quarter of 2012, we had two liftings of oil totaling 1,985 MBbl from our Jubilee Field production resulting in revenues of $222.4 million. Our average realized price per barrel was $112.01.

A total of 17 development wells have been drilled during the Jubilee Field Phase 1 development. The Jubilee Field Phase 1A PoD was approved by the Ministry of Energy in January 2012. Drilling for the Phase 1A PoD is underway and includes eight additional wells, including five production wells and three water injection wells.

In July 2012, the Wawa-1 exploration well made a hydrocarbon discovery on the DT Block.  Analysis of well results, including wireline logs, reservoir pressures and fluid samples, indicated the well encountered gas-condensate and oil-bearing pay. Fluid samples recovered from the well indicate an oil gravity of between 38 and 44 degrees API.

In August 2012, a drill stem test performed on the Akasa-1 well on the WCTP Block was successful in encountering oil flow.

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

Morocco

In October 2012, the Moroccan government issued a joint ministerial order approving our acquisition of an additional 18.75% participating interest in the Foum Assaka Offshore Block from Pathfinder Hydrocarbon Ventures Ltd. (“Pathfinder”), a wholly owned subsidiary of Fastnet Oil and Gas plc (Fastnet), one of our block partners. Upon receipt of this order, we closed the acquisition of such additional participating interest with Pathfinder. We expect final governmental processes required to officially reflect the acquisition under Moroccan law to be completed in due course. After giving effect to the acquisition, our participating interest in the Foum Assaka Offshore Block is 56.25%.

In September 2012, Kosmos entered into an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore Block from Canamens Energy Morocco SARL, one of our block partners. Certain governmental approvals and processes are still required to be completed before this acquisition can be closed. After completing the acquisition, our participating interest in the Essaouira Offshore Block will be 75%.

Suriname

In May 2012, Kosmos entered into an agreement with Chevron Global Energy Inc. (“Chevron”) under which Kosmos will assign half of its interest in Block 42 and Block 45, offshore Suriname, to Chevron. Upon receipt of approval from the Suriname government and the closing of the agreement, each party will have a 50% working interest in Block 42 and Block 45.

In October 2012, we completed a 3,800 square kilometer 3D seismic data acquisition program which covered portions of Block 42 and Block 45, both in the Suriname-Guyana Basin.

Results of Operations

Certain operating results and statistics for the comparative three and nine months ended, September 30, 2012 and 2011, are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,985	1,994	3,913	3,979

Revenues:
Oil sales	$222,375	$230,262	$450,360	$446,914
Average sales price per Bbl	112.01	115.50	115.08	112.32

Costs:
Oil production, excluding workovers	$16,936	$24,185	$33,595	$58,481
Oil production, workovers	27,937	—	38,196	—
Total oil production costs	44,873	24,185	71,791	58,481

Depletion	61,913	41,297	123,256	85,393

Average cost per Bbl:
Oil production, excluding workovers	$8.53	$12.13	$8.58	$14.70
Oil production, workovers	14.07	—	9.76	—
Total oil production costs	22.60	12.13	18.34	14.70

Depletion	31.18	20.71	31.50	21.46
Oil production cost and depletion costs	$53.78	$32.84	$49.84	$36.16

The following table shows the number of wells in the process of drilling or in active completion stages, and the number of wells suspended or awaiting completion as of September 30, 2012:

	Wells in the Process of Drilling or				Wells Suspended or
	in Active Completion				Awaiting Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	—	—	—	—	8	2.47	—	—
Deepwater Tano	—	—	—	—	12	2.16	—	—
Jubilee Unit	—	—	1	0.24	—	—	4	0.96

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

	Three Months Ended September 30,		Increase
	2012	2011	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$222,375	$230,262	$(7,887)
Interest income	137	2,492	(2,355)
Other income	725	91	634
Total revenues and other income	223,237	232,845	(9,608)
Costs and expenses:
Oil and gas production	44,873	24,185	20,688
Exploration expenses	37,359	11,005	26,354
General and administrative	40,666	39,093	1,573
Depletion and depreciation	63,794	42,593	21,201
Amortization—deferred financing costs	2,194	2,194	—
Interest expense	20,213	16,581	3,632
Derivatives, net	24,529	(4,984)	29,513
Other expenses, net	(64)	(79)	15
Total costs and expenses	233,564	130,588	102,976
Income (loss) before income taxes	(10,327)	102,257	(112,584)
Income tax expense	25,923	50,481	(24,558)
Net loss	$(36,250)	$51,776	$(88,026)

Oil and gas revenue.  Oil and gas revenue decreased $7.9 million during the three months ended September 30, 2012, as compared with the three months ended September 30, 2011 due to a lower average realized price per barrel.

Oil and gas production.  Oil and gas production costs increased $20.7 million during the three months ended September 30, 2012, as compared with the three months ended September 30, 2011 primarily due to workover costs for acid stimulations on Jubilee Field wells, offset by a decrease due to the purchase of the FPSO in December 2011. For the three months ended September 30, 2012, the amortization of costs capitalized in connection with the purchase of the FPSO were expensed as depletion.  Prior to the acquisition of the FPSO, we leased the FPSO from a third party and the lease costs were included in oil and gas production costs.

Exploration expenses.  Exploration expenses increased $26.4 million during the three months ended September 30, 2012, as compared with the three months ended September 30, 2011 primarily due to an increase in seismic costs. The increase in seismic costs is primarily related to a seismic data acquisition program offshore Suriname.

Depletion and depreciation.  Depletion and depreciation increased $21.2 million during the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, primarily due to an increase in the cost basis of our oil and gas properties related to the purchase of the FPSO and an increase in the number of completed wells.

Interest expense.  Interest expense increased $3.6 million during the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, primarily due to an accrual for transaction taxes.

Derivatives, net.  Derivatives, net increased $29.5 million during the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, due to the change in fair value of the commodity derivative instruments during each period.

Income tax expense.  Income tax expense decreased $24.6 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to a decrease in pre-tax net income from our Ghanaian and U.S. subsidiaries.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$450,360	$446,914	$3,446
Interest income	1,165	7,459	(6,294)
Other income	930	735	195
Total revenues and other income	452,455	455,108	(2,653)
Costs and expenses:
Oil and gas production	71,791	58,481	13,310
Exploration expenses	93,904	104,657	(10,753)
General and administrative	114,788	72,140	42,648
Depletion and depreciation	128,442	88,960	39,482
Amortization—deferred financing costs	6,582	13,999	(7,417)
Interest expense	43,717	55,239	(11,522)
Derivatives, net	26,407	5,250	21,157
Loss on extinguishment of debt	—	59,643	(59,643)
Doubtful accounts expense	—	(39,782)	39,782
Other expenses, net	728	(18)	746
Total costs and expenses	486,359	418,569	67,790
Income (loss) before income taxes	(33,904)	36,539	(70,443)
Income tax expense	64,730	48,505	16,225
Net loss	$(98,634)	$(11,966)	$(86,668)

Oil and gas revenue.  Oil and gas revenue increased $3.4 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011 primarily due to a higher average realized price per barrel during the nine months ended September 30, 2012.

Interest income.  Interest income decreased $6.3 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011 primarily due to a decrease in interest received on notes receivable. The related note receivable was retired in December 2011 as part of the acquisition of the Jubilee FPSO. As such, the note receivable was not outstanding during 2012.

Oil and gas production.  Oil and gas production costs increased $13.3 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011 primarily due to workover costs for acid stimulations on five Jubilee Field wells offset by a decrease related to the purchase of the FPSO in December 2011. During the nine months ended September 30, 2012, the amortization of costs capitalized in connection with the purchase of the FPSO were expensed as depletion.  Prior to the acquisition of the FPSO, we leased the FPSO from a third party and the lease costs were included in oil and gas production costs.

Exploration expenses.  Exploration expenses decreased $10.8 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we incurred $66.2 million for seismic costs for Morocco, Suriname, Ghana and Cameroon; $19.4 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well; and $7.3 million of new business costs. During the nine months ended September 30, 2011, the Company incurred $87.8 million of unsuccessful well costs primarily related to the Cameroon N’gata-1, Cameroon Mombe-1, Ghana Makore-1, Ghana Banda-1 and Ghana Odum exploration wells; $15.9 million for seismic costs primarily for Ghana and Cameroon.

General and administrative.  General and administrative costs increased $42.6 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011, due to increases in non-cash expenses of $28.9 million for equity-based compensation and an increase in staffing. Total non-cash general and administrative costs were $58.2 million and $29.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Depletion and depreciation.  Depletion and depreciation increased $39.5 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011, primarily due to an increase in the cost basis of our oil and gas properties related to the purchase of the FPSO and an increase in the number of completed wells.

Amortization—deferred financing costs and Loss on extinguishment of debt.  In March 2011, we refinanced our existing commercial debt facilities. As part of the transaction, we incurred approximately $52.3 million of deferred financing costs, in addition to our existing unamortized deferred financing costs of $68.6 million. As a result of the transaction, we recorded a $59.6 million loss on the extinguishment of debt. The remaining costs were capitalized and are being amortized over the term of our commercial debt facility (“Facility”) entered into in March 2011. The related amortization of deferred financing costs decreased by $7.4 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to the decrease in capitalized deferred financing costs and the longer term associated with the new Facility.

Interest expense.  Interest expense decreased $11.5 million during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011, primarily due to a decrease in the unrealized loss on the interest rate derivative instruments related to changes in fair value and a lower weighted average interest rate on the Facility, partially offset by an accrual for transaction taxes during the nine months ended September 30, 2012.

Income tax expense (benefit).  Income tax expense increased $16.2 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 due to an increase in pre-tax net income from our Ghanaian and U.S. subsidiaries.

Liquidity and Capital Resources

We are actively engaged in an ongoing process to anticipate and meet our funding requirements related to exploring for and developing oil and natural gas resources in Africa and South America. We have historically secured funding from equity commitments and commercial debt facilities to meet our ongoing liquidity requirements. In addition, we received our first oil revenues in January 2011 from Jubilee Field production and the cash flows generated from our operating activities should provide an additional source of future funding. Additionally, existing cash on hand will be utilized as a source to fund our operating and investing activities.

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

As of September 30, 2012, borrowings under the Facility totaled $1.0 billion. As of September 30, 2012, the undrawn availability under the Facility was an additional $160.0 million. In October 2012, as part of our normal borrowing base redetermination process, the undrawn availability under the Facility was increased $180.4 million to $340.4 million.

The interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). Kosmos pays commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees for the lenders are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. The Company recognizes interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility. Accordingly, we recognized interest expense in excess of interest currently payable of $1.2 million and $1.0 million during the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $2.2 million during the nine months ended September 30, 2012 and 2011, respectively.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014 (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility) of March 29, 2018. The available facility amount is subject to borrowing base constraints and also is constrained by the amortization schedule (once repayments under the Facility begin) commencing on May 15, 2014. The first required payment could be as early as June 15, 2014, subject to the level of outstanding borrowings.

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

We were in compliance with the financial covenants contained in the Facility as of October 15, 2012, our most recent forecast date, which requires the maintenance of:

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

2012 Capital Program

Our estimate for the 2012 capital program remains $500 million for the year ending December 31, 2012. With the success of the Company’s acid treatment program at Jubilee, we do not anticipate performing any further sidetrack operations in the current year. The 2012 capital expenditure budget consists of:

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

The following table presents our liquidity and financial position as of September 30, 2012:

September 30, 2012
(In thousands)
Cash	$399,650
Drawings under the commercial debt facility	1,000,000
Net debt	600,350

Total of unused borrowing base(1)	160,000
Unused borrowing base plus cash(1)	559,650

(1)          In October 2012, as part of the borrowing base determination process, the undrawn availability under the Facility was increased $180.4 million to $340.4 million.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$150,110	$267,146
Investing activities	(304,800)	(194,027)
Financing activities	(118,752)	482,908

Operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2012 was $150.1 million, compared with net cash provided by operating activities for the nine months ended September 30, 2011 of $267.1 million. The decrease in cash provided by operating activities in the nine months ended September 30, 2012 compared with the same period in 2011 was primarily due to timing of cash receipts for oil sales, workover costs for acid stimulations and other working capital changes.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2012 was $304.8 million, compared with net cash used in investing activities for the nine months ended September 30, 2011 of $194.0 million. The increase in cash used in investing activities in the nine months ended September 30, 2012 compared with the same period in 2011 was primarily attributable to changes in restricted cash, notes receivable and expenditures for oil and gas assets primarily in Ghana for development activities. During the nine months ended September 30, 2012, we set aside $23.1 million of restricted cash to support our exploration related activities. During the nine months ended September 30, 2011, we released $112.0 million of associated restricted cash and set aside $26.4 million primarily related to requirements under the Facility.

Financing activities.  Net cash used in financing activities for the nine months ended September 30, 2012 was $118.8 million, compared with net cash provided by financing activities for the nine months ended September 30, 2011 of $482.9 million. The decrease in cash provided by financing activities in the nine months ended September 30, 2012 compared with the same period in 2011 was primarily due net to proceeds received from the IPO of $580.4 million received in 2011.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2012:

	Payments Due By Year(3)
	Total	2012(4)	2013	2014	2015	2016	Thereafter
	(In thousands)
Commercial debt facility(1)	$1,000,000	$—	$—	$—	$—	$444,444	$555,556
Interest payments on commercial debt facility(2)	226,440	10,797	43,003	44,916	45,087	52,342	30,295
Deferred premiums on oil derivative contracts	11,142	2,941	7,598	603	—	—	—
Operating leases	21,797	234	2,821	2,921	3,022	3,122	9,677

(1)                    The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2012. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)                    Based on outstanding borrowings as noted in (1) above and the LIBOR yield curve at the reporting date.

(3)                    Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes
$12.2 million of commitments for exploration activities in our petroleum contracts. Does not include any well commitments we may have under our petroleum contracts.

(4)                    Represents payments for the period October 1, 2012 through December 31, 2012.

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

	Year Ending December 31,
	October 1 Through December 31, 2012	2013	2014	2015	2016	Thereafter	Liability Fair Value at September 30, 2012
	(In thousands, except percentages)
Variable rate debt:
Commercial debt facility maturities	$—	$—	$—	$—	$444,444	$555,556	$(1,000,000)
Weighted average interest rate	4.28%	4.30%	4.49%	4.51%	5.89%	6.62%
Interest rate swaps:
Notional debt amount(1)	$114,896	$91,683	$47,033	$16,875	$6,250	$—	$(3,388)
Fixed rate payable	2.22%	2.22%	2.22%	2.22%	2.22%
Variable rate receivable(2)	0.73%	0.53%	0.54%	0.73%	1.12%
Notional debt amount(1)	$114,896	$91,683	$47,033	$16,875	$6,250	$—	$(3,596)
Fixed rate payable	2.31%	2.31%	2.31%	2.31%	2.31%
Variable rate receivable(2)	0.73%	0.53%	0.54%	0.73%	1.12%
Notional debt amount(1)(3)	$49,751	$19,057	$1,868	$—	$—	$—	$(151)
Fixed rate payable	0.98%	0.98%	0.98%
Variable rate receivable(2)	0.73%	0.53%	0.52%
Notional debt amount(1)(4)	$26,877	$24,680	$38,434	$23,137	$—	$—	$(660)
Fixed rate payable	1.34%	1.34%	1.34%	1.34%
Variable rate receivable(2)	0.73%	0.53%	0.54%	0.66%

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

(3)                                  For 2014, represents notional amount from January — June 2014.

(4)                                  For 2015, represents notional amount from January — June 2015.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivatives and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than as described below, these policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our annual report on Form 10-K, for the year ended December 31, 2011.

Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on 100% of the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of September 30, 2012 and December 31, 2011, we had no oil and gas imbalances recorded in our consolidated financial statements.

Our oil and gas revenues are based on provisional price contracts which contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The embedded derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month after the sale occurs.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ending September 30, 2012:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2011	$(24,760)	$(8,074)	$(32,834)
Changes in contract fair value	(11,186)	(2,366)	(13,552)
Contract maturities (settlements)	16,110	2,645	18,755
Fair value of contracts outstanding as of September 30, 2012	$(19,836)	$(7,795)	$(27,631)

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of purchased puts, swaps with calls and three-way collars.

We manage market and counterparty credit risk in accordance with our policies and guidelines. In accordance with these policies and guidelines, we determine the appropriate timing and extent of derivative transactions. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification. See Note 10—Derivative Financial Instruments in our notes to consolidated financial statements for a description of the accounting procedures we follow relative to our derivative financial instruments.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2012:

			Weighted Average Price per Bbl					Liability Fair Value at
Term	Type of Contract	MBbl	Deferred Premium	Swaps	Floor	Ceiling	Calls	September 30, 2012(1)(2)
2012:
October - December	Purchased puts	426	$6.86	$—	$61.48	$—	$—	$2,821
October - December	Swaps with calls	600	—	97.21	—	—	110.00	5,687
2013(3):
January - December	Three-way collars	1,500	$4.82	$—	$95.00	$105.00	$125.00	$10,117
January - December	Three-way collars	1,004	—	—	87.50	115.00	135.00	850

(1)                    Fair values are based on the average forward Dated Brent oil prices on September 30, 2012 which are: October 1 through December 31, 2012 - $111.83; and 2013 - $107.53. These fair values are subject to changes in the forward curve of the underlying commodity price. The average forward Dated Brent oil prices based on October 31, 2012 market quotes are: November 1 through December 31, 2012 - $108.45 and 2013 - $104.30.

(2)                    Excludes $3.5 million of cash settlements made on our purchased puts and swaps with calls which were settled in the month subsequent to period end.

(3)                  In October 2012, we entered into costless three-way collar contracts for 1.0 MMBbl from January 2013 through December 2013 with a floor price of $90.00 per Bbl, a weighted average ceiling price of $115.39 per Bbl and a call price of $135.00 per Bbl. The three-way collar contracts are indexed to Dated Brent prices.

As of September 30, 2012, we had sales volumes of 995 MBbl priced at an average of $110.28 per Bbl, after differentials, which are subject to final pricing over the next month. The value attributable to the provisional oil sales derivative is based on (i) the sales volumes subject to provisional pricing and (ii) an independently sourced forward curve over the term of the provisional pricing period.

Interest Rate Sensitivity

At September 30, 2012, we had indebtedness outstanding under our Facility of $1.0 billion, of which $693.6 million bore interest at floating rates. The weighted average annual interest rate incurred on this indebtedness for the nine months ended September 30, 2012, was approximately 4.1%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.2 million in interest expense per year on our Facility.

As of September 30, 2012, the fair market value of our interest rate swaps was a net liability of approximately $7.8 million. If LIBOR increased 10%, we estimate the liability would decrease to approximately $7.5 million, and if LIBOR decreased 10%, we estimate the liability would increase to approximately $8.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” section of our annual report on Form 10-K and “Item 1A. Risk Factors” section of our quarterly report on Form 10-Q for the quarter ended June 30, 2012.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 5, 2012	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

10.1†		Form of RSU Award Agreement (Directors — Service Vesting)

10.2†		Form of RSU Award Agreement (Employees — Service Vesting)

10.3†		Form of RSU Award Agreement (Employees — Performance Vesting)

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*            Filed herewith.

**     Furnished herewith.

†             Management contract or compensatory plan or arrangement.