Form 10-K/A
period 2011-12-31
Kosmos Energy Ltd.
filed 2013-01-31
CIK 1509991

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

 EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A (the "Amended Filing") to our Annual Report on Form 10-K for the year ended December 31, 2011 originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2012 (the "Original Filing") to present net income per share attributable to common shareholders for the period from the date of our Corporate Reorganization, May 16, 2011, to December 31, 2011, and to remove the previously presented pro forma net income per share attributable to common shareholders on the face of our consolidated statements of operations, to revise the weighted average number of shares used to compute net income per share attributable to common shareholders, and to update the related disclosures found in Part II—Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

        In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

        Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing other than those associated with the presentation of net income per share attributable to common shareholders and the weighted average number of shares used to compute net income per share attributable to common shareholders on our consolidated statements of operations and in the related disclosure. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

Background of the Restatement

        We are filing this amendment to present net income per share attributable to common shareholders for the period subsequent to our Corporate Reorganization instead of the pro forma net income per share attributable to common shareholders previously presented. For the period from May 16, 2011 to December 31, 2011, the basic and diluted net income per share attributable to common shareholders of $0.09 on our consolidated statements of operations is greater than our original presentation of pro forma basic and diluted net income per share attributable to common shareholders of $0.06 even though our total earnings for the year ended December 31, 2011 have not changed. For the periods presented prior to our corporate reorganization, we do not calculate historical net income per share attributable to common shareholders because we did not have common stock outstanding, as defined in accounting literature, in those periods. For more information regarding the calculation of net income per share attributable to common shareholders, please refer to Note 16—Net Income Per Share (Restated).

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

Consolidated Statements of Operations Information:

	Year Ended December 31,
	2011(1)	2010	2009	2008	2007
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenue	$666,912	$—	$—	$—	$—
Interest income	9,093	4,231	985	1,637	1,568
Other income	775	5,109	9,210	5,956	2

Total revenues and other income	676,780	9,340	10,195	7,593	1,570
Costs and expenses:
Oil and gas production	83,551	—	—	—	—
Exploration expenses, including dry holes	126,409	73,126	22,127	15,373	39,950
General and administrative	113,579	98,967	55,619	40,015	18,556
Depletion, depreciation and amortization	140,469	2,423	1,911	719	477
Amortization—deferred financing costs	16,193	28,827	2,492	—	—
Interest expense	65,749	59,582	6,774	1	8
Derivatives, net	11,777	28,319	—	—	—
Equity in losses of joint venture	—	—	—	—	2,632
Loss on extinguishment of debt	59,643	—	—	—	—
Doubtful accounts expense	(39,782)	39,782	—	—	—
Other expenses, net	149	1,094	46	21	17

Total costs and expenses	577,737	332,120	88,969	56,129	61,640

Income (loss) before income taxes	99,043	(322,780)	(78,774)	(48,536)	(60,070)
Income tax expense (benefit)	76,686	(77,108)	973	269	718

Net income (loss)	$22,357	$(245,672)	$(79,747)	$(48,805)	$(60,788)
Accretion to redemption value of convertible preferred units	(24,442)	(77,313)	(51,528)	(21,449)	(8,505)

Net loss attributable to common shareholders/unit holders	$(2,085)	$(322,985)	$(131,275)	$(70,254)	$(69,293)

Net income per share attributable to common shareholders, as restated(2):
Basic (represents the period from May 16, 2011 to December 31, 2011)	$0.09

Diluted (represents the period from May 16, 2011 to December 31, 2011)	$0.09

Weighted average number of shares used to compute net income per share, as restated(2):
Basic (represents the period from May 16, 2011 to December 31, 2011)	368,474

Diluted (represents the period from May 16, 2011 to December 31, 2011)	368,607

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

(2)
See Notes 2 and 16 to the consolidated financial statements.

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

        As discussed in Note 2, the consolidated financial statements for the year ended December 31, 2011 have been restated to present net income per share attributable to common shareholders for the period from May 16, 2011 to December 31, 2011 instead of pro forma net income per share attributable to common shareholders for the period from January 1, 2011 to December 31, 2011.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2012, except as to the presentation of net income
per share attributable to common shareholders
as discussed in Notes 2 and 16,
as to which the date is January 28, 2013.

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

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2011	2010	2009
Revenues and other income:
Oil and gas revenue	$666,912	$—	$—
Interest income	9,093	4,231	985
Other income	775	5,109	9,210

Total revenues and other income	676,780	9,340	10,195
Costs and expenses:
Oil and gas production	83,551	—	—
Exploration expenses, including dry holes	126,409	73,126	22,127
General and administrative	113,579	98,967	55,619
Depletion and depreciation	140,469	2,423	1,911
Amortization—deferred financing costs	16,193	28,827	2,492
Interest expense	65,749	59,582	6,774
Derivatives, net	11,777	28,319	—
Loss on extinguishment of debt	59,643	—	—
Doubtful accounts expense	(39,782)	39,782	—
Other expenses, net	149	1,094	46

Total costs and expenses	577,737	332,120	88,969

Income (loss) before income taxes	99,043	(322,780)	(78,774)
Income tax expense (benefit)	76,686	(77,108)	973

Net income (loss)	22,357	(245,672)	(79,747)
Accretion to redemption value of convertible preferred units	(24,442)	(77,313)	(51,528)

Net loss attributable to common shareholders/unit holders	$(2,085)	$(322,985)	$(131,275)

Net income per share attributable to common shareholders, as restated (Notes 2 and 16):
Basic (represents the period from May 16, 2011 to December 31, 2011)	$0.09

Diluted (represents the period from May 16, 2011 to December 31, 2011)	$0.09

Weighted average number of shares used to compute net income per share, as restated (Notes 2 and 16):
Basic (represents the period from May 16, 2011 to December 31, 2011)	368,474

Diluted (represents the period from May 16, 2011 to December 31, 2011)	368,607

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

2. Accounting Policies

Restatement

        Subsequent to the issuance of the Company's fiscal 2011 consolidated financial statements, management identified an error in the presentation and disclosure of basic and diluted net income per share attributable to common shareholders and the weighted average number of shares used to compute net income per share attributable to common shareholders for the year ended December 31, 2011 as presented on the Company's consolidated statements of operations and Note 16-Net Income Per Share (Restated).

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        We did not present net income per share attributable to common shareholders for the period from the date of our Corporate Reorganization to December 31, 2011 on the consolidated statements of operations. Rather, we presented pro forma net income per share attributable to common shareholders on the statements of operations for the year ended December 31, 2011 and in the footnotes to the consolidated financial statements. We have restated the accompanying statement of operations for the year ended December 31, 2011 to remove the presentation of pro forma net income per share attributable to common shareholders and to present net income per share attributable to common shareholders from the date of our Corporate Reorganization on May 16, 2011 to December 31, 2011. For additional information, please refer to Note 16-Net Income Per Share (Restated).

        For the period from May 16, 2011 to December 31, 2011, the basic and diluted net income per share attributable to common shareholders of $0.09 on our consolidated statements of operations is greater than our original presentation of pro forma basic and diluted net income per share attributable to common shareholders of $0.06 even though our total earnings for the year ended December 31, 2011 have not changed.

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

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

        On July 22, 2011, Tullow acquired EO Group's entire 3.5% interest in the WCTP PA, including the correlative interest in the Jubilee Unit. As a result of the transaction, we received full repayment of the long-term joint interest billing receivable related to Jubilee Field development costs we paid on EO Group's behalf. The related valuation allowance of $39.8 million was reversed during the second quarter of 2011. In addition, our participation interest in the Jubilee Unit increased 0.01738%. This resulted from the elimination of EO Group's carry by the other Jubilee owners of GNPC's additional paying interest of 3.75% in the Jubilee Unit. Our working interest in the remainder of the WCTP Block was not changed by the transaction and remains 30.875% (before giving effect to GNPC's optional additional paying interest).

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Debt (Continued)

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

16. Net Income Per Share (Restated)

        In the periods prior to our Corporate Reorganization, we do not calculate net income per share attributable to common shareholders because we did not have common stock outstanding, as defined in accounting literature, in those periods. For the year ended December 31, 2011, we have presented net income per share attributable to common shareholders from the date of our Corporate Reorganization, May 16, 2011 to December 31, 2011.

        Subsequent to our Corporate Reorganization, we have outstanding participating securities in the form of service vesting restricted stock awards granted to employees and directors (Note 14). In the calculation of basic net income per share attributable to common shareholders, these participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company's participating securities do not participate in undistributed net losses because they are not contractually obligated to do so. The computation of diluted net income per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed not to occur. Diluted net income per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

        Basic net income per share attributable to common shareholders is computed as (i) net income attributable to common shareholders, (ii) less income allocable to participating securities (iii) divided by weighted average basic shares outstanding. The Company's diluted net income per share attributable to common shareholders is computed as (i) basic net income attributable to common shareholders, (ii) plus diluted adjustments to income allocable to participating securities (iii) divided by weighted average diluted shares outstanding.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

16. Net Income Per Share (Continued)

(In thousands, except per share data)	May 16, 2011 - December 31, 2011
Net loss for the year ended December 31, 2011	$(2,085)
Net loss attributable to the period from January 1, 2011 to May 15, 2011	(38,191)

Net income attributable to common shareholders	$36,106

Numerator:
Net income attributable to common shareholders	$36,106
Less: Basic income allocable to participating securities(1)	1,643

Basic net income allocable to common shareholders	34,463
Diluted adjustments to income allocable to participating securities(1)	9

Diluted net income allocable to common shareholders	$34,472

Denominator:
Weighted average number of shares used to compute net income per share:
Basic	368,474
Restricted stock awards(1)(2)	133

Diluted	368,607

Net income per share attributable to common shareholders:
Basic	$0.09
Diluted	$0.09

(1)
Our service vesting restricted stock awards represent participating securities because they participate in non-forfeitable dividends with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Our restricted stock awards with market and service vesting criteria are not considered to be participating securities and, therefore, are excluded from the basic net income per common share calculation. Restricted stock awards do not participate in net losses.

(2)
For the period from May 16, 2011 through December 31, 2011, we excluded 20.5 million outstanding restricted stock awards from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

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

(2)
Relates to an increase in our Jubilee Field unit interest (see Note 4—Jubilee Field Unitization).

KOSMOS ENERGY LTD.

Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2011
Revenues	$95,410	$126,853	$232,845	$221,672
Expenses	163,572	124,409	130,588	159,168
Net income (loss)	(54,651)	(9,091)	51,776	34,323
Net income (loss) attributable to common shareholders/unit holders	(71,498)	(16,686)	51,776	34,323
Net income (loss) attributable to common shareholders/unit holders per share, as restated(1):
Basic (the quarter ended June 30 represents the period from May 16, 2011 to June 30, 2011	N/A	(0.14)	0.13	0.09
Diluted (the quarter ended June 30 represents the period from May 16, 2011 to June 30, 2011	N/A	(0.14)	0.13	0.09
2010
Revenues	$2,443	$1,910	$1,988	$2,999
Expenses	67,422	34,788	84,543	145,367
Net income (loss)	(65,206)	(32,483)	(82,549)	(65,434)
Net income (loss) attributable to common unit holders	(80,951)	(48,679)	(99,210)	(94,145)
Net income (loss) attributable to common unit holders per share:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

(1)
See Notes 2 and 16 to the consolidated financial statements

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

KOSMOS ENERGY LTD.
Date: January 31, 2013	By:	/s/ W. GREG DUNLEVY W. Greg Dunlevy Chief Financial Officer and Executive Vice President

INDEX OF EXHIBITS

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A filed March 23, 2011 (File No. 333-171700), and incorporated herein by reference).
3.2	Memorandum of Association of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1/A filed March 23, 2011 (File No. 333-171700), and incorporated herein by reference).
3.3	Bye-laws of the Company (filed as Exhibit 4 to the Company's Registration Statement on Form 8-A filed May 6, 2011 (File No. 001-35167), and incorporated herein by reference).
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
10.33	†
Consulting Agreement dated October 31, 2011 between Kosmos Energy Ltd. and John R. Kemp (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed March 1, 2012 (File No. 001-35167), and incorporated herein by reference).
14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed March 1, 2012 (File No. 001-35167), and incorporated herein by reference).
21.1
List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed March 1, 2012 (File No. 001-35167), and incorporated herein by reference).
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
99.1
Report of Netherland, Sewell & Associates, Inc. (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed March 1, 2012 (File No. 001-35167), and incorporated herein by reference).
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