Form 10-Q/A
period 2012-09-30
Kosmos Energy Ltd.
filed 2013-01-31
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 originally filed with the Securities and Exchange Commission (“SEC”) on November 5, 2012 (the “Original Filing”) to present net income (loss) per share attributable to common shareholders for the period from the date of our Corporate Reorganization, May 16, 2011, to September 30, 2011 and for the period from May 16, 2011 to June 30, 2011, and to remove the previously presented pro forma net income (loss) per share attributable to common shareholders on the face of our consolidated statements of operations, to revise the weighted average number of shares used to compute net income (loss) per share and to update the related disclosures found in Item 1. Financial Statements.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing other than those associated with the presentation of net income (loss) per share attributable to common shareholders and the weighted average number of shares used to compute net income (loss) per share on our consolidated statements of operations and in the related disclosure. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

Background of the Restatement

We are filing this amendment to present net income (loss) per share attributable to common shareholders for periods subsequent to our Corporate Reorganization instead of the pro forma net income (loss) per share attributable to common shareholders previously presented. For the period from May 16, 2011 to September 30, 2011, the basic and diluted net income per share attributable to common shareholders of $0.00 on our consolidated statements of operations is greater than our original presentation of pro forma basic and diluted net loss per share attributable to common shareholders of $0.03 even though our total earnings for the nine month period ended September 30, 2011 have not changed. For the period from May 16, 2011 to June 30, 2011, the basic and diluted net loss per share attributable to common shareholders of $0.14 in Note 16 is greater than our original presentation of pro forma basic and diluted net loss per share attributable to common shareholders of $0.19 even though our total earnings for the six month period ended June 30, 2011 have not changed. For the periods presented prior to our corporate reorganization, we do not calculate historical net income (loss) per share attributable to common shareholders because we did not have common stock outstanding, as defined in accounting literature, in those periods. For more information regarding the calculation of net income (loss) per share attributable to common shareholders, please refer to Note 16-Net Income (Loss) Per Share (Restated).

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

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues and other income:
Oil and gas revenue	$222,375	$230,262	$450,360	$446,914
Interest income	137	2,492	1,165	7,459
Other income	725	91	930	735
Total revenues and other income	223,237	232,845	452,455	455,108

Costs and expenses:
Oil and gas production	44,873	24,185	71,791	58,481
Exploration expenses	37,359	11,005	93,904	104,657
General and administrative	40,666	39,093	114,788	72,140
Depletion and depreciation	63,794	42,593	128,442	88,960
Amortization - deferred financing costs	2,194	2,194	6,582	13,999
Interest expense	20,213	16,581	43,717	55,239
Derivatives, net	24,529	(4,984)	26,407	5,250
Loss on extinguishment of debt	—	—	—	59,643
Doubtful accounts expense	—	—	—	(39,782)
Other expenses, net	(64)	(79)	728	(18)
Total costs and expenses	233,564	130,588	486,359	418,569

Income (loss) before income taxes	(10,327)	102,257	(33,904)	36,539
Income tax expense	25,923	50,481	64,730	48,505

Net income (loss)	(36,250)	51,776	(98,634)	(11,966)

Accretion to redemption value of convertible preferred units	—	—	—	(24,442)

Net income (loss) attributable to common shareholders/unit holders	$(36,250)	$51,776	$(98,634)	$(36,408)

Net income (loss) per share attributable to common shareholders:
Basic (the period ended September 30, 2011 represents the period from May 16, 2011 to September 30, 2011, as restated) (Note 16)	$(0.10)	$0.13	$(0.27)	$0.00
Diluted (the period ended September 30, 2011 represents the period from May 16, 2011 to September 30, 2011, as restated) (Note 16)	$(0.10)	$0.13	$(0.27)	$0.00

Weighted average number of shares used to compute net income (loss) per share:
Basic (the period ended September 30, 2011 represents the period from May 16, 2011 to September 30, 2011, as restated) (Note 16)	373,448	368,996	371,140	368,035
Diluted (the period ended September 30, 2011 represents the period from May 16, 2011 to September 30, 2011, as restated) (Note 16)	373,448	369,341	371,140	369,952

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

2. Accounting Policies

Restatement

Subsequent to the issuance of the Company’s fiscal 2011 consolidated financial statements, management identified an error in the presentation and disclosure of basic and diluted net income (loss) per share attributable to common shareholders and the weighted average number of shares used to compute net income (loss) per share to common shareholders for the periods ended June 30, 2011 and September 30, 2011 as included in the Company’s consolidated statements of operations and Note 16-Net Income (Loss) Per Share (Restated).

We did not present net income (loss) per share attributable to common shareholders for the period from the date of our Corporate Reorganization to the end of the period on our Quarterly Reports filed for the periods ended June 30, 2011 and September 30, 2011 on the statements of operations.  Rather, we presented pro forma net income (loss) per share attributable to common shareholders on the statements of operations for the three and six months ended June 30, 2011 and the nine months ended September 30, 2011 and in the footnotes to the consolidated financial statements. We have restated the accompanying statement of operations for the nine months ended September 30, 2011 to remove the presentation of pro forma net income (loss) per share attributable to common shareholders and presented net income (loss) per share attributable to common shareholders from our Corporate Reorganization on May 16, 2011 through September 30, 2011. Additionally, we have included disclosure of the net income per share for the period from May 16, 2011 through June 30, 2011 in Note 16. For additional information, please refer to Note 16-Net Income (Loss) Per Share (Restated).

For the period from May 16, 2011 to September 30, 2011, the basic and diluted net income per share attributable to common shareholders of $0.00 on our consolidated statements of operations is greater than our original presentation of pro forma basic and diluted net loss per share attributable to common shareholders of $0.03 even though our total earnings for the nine month period ended September 30, 2011 have not changed. For the period from May 16, 2011 to June 30, 2011, the basic and diluted net loss per share attributable to common shareholders of $0.14 in Note 16 is greater than our original presentation of pro forma basic and diluted net loss per share attributable to common shareholders of $0.19 even though our total earnings for the six month period ended June 30, 2011 have not changed.

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

16. Net Income (Loss) Per Share (Restated)

In the periods prior to our Corporate Reorganization, we do not calculate net income (loss) per share attributable to common shareholders because we did not have common stock outstanding, as defined in accounting literature, in those periods.  For the nine months ended September 30, 2011, we have presented net income (loss) per share attributable to common shareholders from the date of our Corporate Reorganization through the end of the period, May 16, 2011 through September 30, 2011.

Subsequent to our Corporate Reorganization, we have outstanding participating securities in the form of service vesting restricted stock awards granted to employees and directors (Note 14). In the calculation of basic net income (loss) per share attributable to common shareholders, these participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so. The computation of diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed not to occur. Diluted net income (loss) per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

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

The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders and a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, and the period from May 16, 2011 through September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,	May 16, 2011 through September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net loss attributable to the nine month period ended September 30, 2011				$(36,408)
Net loss attributable to the period from January 1, 2011 to May 15, 2011				(38,191)
Net income attributable to common shareholders				$1,783

Numerator:
Net income (loss) attributable to common shareholders	$(36,250)	$51,776	$(98,634)	$1,783
Less: Basic income allocable to participating securities(1)	—	2,349	—	82
Basic net income (loss) attributable to common shareholders	(36,250)	49,427	(98,634)	1,701
Diluted adjustments to income allocable to participating securities(1)	—	3	—	—
Diluted net income (loss) attributable to common shareholders	$(36,250)	$49,430	$(98,634)	$1,701

Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	373,448	368,996	371,140	368,035
Restricted stock awards(1)(2)	—	345	—	1,917
Diluted	373,448	369,341	371,140	369,952

Net income (loss) per share attributable to common shareholders:
Basic	$(0.10)	$0.13	$(0.27)	$0.00
Diluted	$(0.10)	$0.13	$(0.27)	$0.00

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

(2)           For the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the period from May 16 through September 30, 2011, we excluded 17.1 million, 17.1 million, 17.1 million, and 17.1 million outstanding restricted stock awards, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

The following table is a reconciliation of the Company’s net income (loss) attributable to common shareholders and a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2012, and the period from May 16, 2011 through June 30, 2011:

	Three Months Ended June 30,	Six Months Ended June 30,	May 16, 2011 through June 30,
	2012	2012	2011(1)
	(In thousands, except per share data)
Net loss attributable to the six month period ended June 30, 2011			$(88,184)
Net loss attributable to the period from January 1, 2011 to May 15, 2011			(38,191)
Net loss attributable to common shareholders			$(49,993)

Numerator:
Net loss attributable to common shareholders	$(24,843)	$(62,384)	$(49,993)
Less: Basic income allocable to participating securities(2)	—	—	—
Basic net loss attributable to common shareholders	(24,843)	(62,384)	(49,993)
Diluted adjustments to income allocable to participating securities(2)	—	—	—
Diluted net loss attributable to common shareholders	$(24,843)	$(62,384)	$(49,993)

Denominator:
Weighted average number of shares used to compute net loss per share:
Basic	370,720	369,973	366,111
Restricted stock awards(2)(3)	—	—	—
Diluted	370,720	369,973	366,111

Net loss per share attributable to common shareholders:
Basic	$(0.07)	$(0.17)	$(0.14)
Diluted	$(0.07)	$(0.17)	$(0.14)

(1)           Net income (loss) per share attributable to common shareholders as computed in this column is applicable to the three and six month periods ending June 30, 2011.

(2)           Our service vesting restricted stock awards represent participating securities because they participate in non-forfeitable dividends with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Our restricted stock awards with market and service vesting criteria are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per common share calculation. Restricted stock awards do not participate in undistributed net losses.

(3)           For the three and six month periods ended June 30, 2012 and the period from May 16 through June 30, 2011, we excluded 16.9 million, and 16.9 million and 20.6 million outstanding restricted stock awards, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

Kosmos Energy Ltd.
(Registrant)

Date	January 31, 2013	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

10.1†

Form of RSU Award Agreement (Directors — Service Vesting) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 5, 2012 (File No. 001-35167), and incorporated herein by reference)

10.2†

Form of RSU Award Agreement (Employees — Service Vesting) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 5, 2012 (File No. 001-35167), and incorporated herein by reference)

10.3†

Form of RSU Award Agreement (Employees — Performance Vesting) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 5, 2012 (File No. 001-35167), and incorporated herein by reference)

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