Form 10-Q
period 2013-03-31
Kosmos Energy Ltd.
filed 2013-05-09
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Shares, $0.01 par value	388,584,981

Unless otherwise stated in this report, references to “Kosmos,” “we,” “us” or “the company” refer to Kosmos Energy Ltd. and its subsidiaries. We have provided definitions for some of the industry terms used in this report in the “Glossary and Selected Abbreviations” beginning on page 2.

KOSMOS ENERGY LTD.

GLOSSARY AND SELECTED ABBREVIATIONS

The following are abbreviations and definitions of certain terms that may be used in this report. Unless listed below, all defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings.

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
“Debt cover ratio”

The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long-term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.

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
“EBITDAX”

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

“Field life cover ratio”

The “field life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of net cash flow through the depletion of the Jubilee Field plus the net present value of certain capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility.

“FPSO”	Floating production, storage and offloading vessel.
“Ghana Obligors”

Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Finance International, Kosmos Energy Development, Kosmos Energy Ghana HC and an “Obligor” from time to time, as defined under the Facility Agreement, as amended and restated, dated November 23, 2012.

“Interest cover ratio”

The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.

“Loan life cover ratio”

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

“Reconnaissance contract”

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$497,289	$515,164
Restricted cash	20,455	21,341
Receivables:
Joint interest billings	27,747	21,539
Oil sales	106,707	108,995
Other	2,813	3,682
Inventories	30,120	33,281
Prepaid expenses and other	10,768	10,470
Current deferred tax assets	27,806	34,585
Derivatives	3,204	1,061
Total current assets	726,909	750,118

Property and equipment:
Oil and gas properties, net	1,527,267	1,510,312
Other property, net	15,046	15,450
Property and equipment, net	1,542,313	1,525,762

Other assets:
Restricted cash	29,884	29,884
Deferred financing costs, net of accumulated amortization of $16,619 and $13,922, respectively	47,484	50,214
Long-term deferred tax assets	12,088	10,145
Total assets	$2,358,678	$2,366,123

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$48,785	$128,855
Accrued liabilities	58,340	41,021
Derivatives	18,004	20,377
Total current liabilities	125,129	190,253

Long-term liabilities:
Long-term debt	1,000,000	1,000,000
Derivatives	3,785	3,226
Asset retirement obligations	29,957	27,484
Deferred tax liability	113,585	104,137
Other long-term liabilities	18,725	12,117
Total long-term liabilities	1,166,052	1,146,964

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2013 and December 31, 2012	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,447,003 and 391,423,703 issued at March 31, 2013 and December 31, 2012, respectively	3,914	3,914
Additional paid-in capital	1,731,819	1,712,880
Accumulated deficit	(663,082)	(683,176)
Accumulated other comprehensive income	3,326	3,685
Treasury stock, at cost, 2,860,229 and 2,731,941 shares at March 31, 2013 and December 31, 2012, respectively	(8,480)	(8,397)
Total shareholders’ equity	1,067,497	1,028,906
Total liabilities and shareholders’ equity	$2,358,678	$2,366,123

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues and other income:
Oil and gas revenue	$228,066	$115,771
Interest income	70	746
Other income	254	30

Total revenues and other income	228,390	116,547

Costs and expenses:
Oil and gas production	24,401	7,326
Exploration expenses	23,296	39,644
General and administrative	40,030	39,323
Depletion and depreciation	58,649	31,649
Amortization—deferred financing costs	2,698	2,194
Interest expense	8,991	13,058
Derivatives, net	5,508	3,860
Other expenses, net	632	748

Total costs and expenses	164,205	137,802

Income (loss) before income taxes	64,185	(21,255)
Income tax expense	44,091	16,286

Net income (loss)	$20,094	$(37,541)

Net income (loss) per share:
Basic	$0.05	$(0.10)
Diluted	$0.05	$(0.10)

Weighted average number of shares used to compute net income (loss) per share:
Basic	375,284	369,227
Diluted	375,651	369,227

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$20,094	$(37,541)
Other comprehensive income (loss):
Reclassification adjustments for derivative (gains) losses included in net income (loss)	(359)	214
Other comprehensive income (loss)	(359)	214
Comprehensive income (loss)	$19,735	$(37,327)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2012	391,424	$3,914	$1,712,880	$(683,176)	$3,685	$(8,397)	$1,028,906
Equity-based compensation	—	—	18,938	—	—	—	18,938
Derivatives, net	—	—	—	—	(359)	—	(359)
Restricted stock awards	23	—	—	—	—	—	—
Restricted stock forfeitures	—	—	1	—	—	(1)	—
Purchase of treasury stock	—	—	—	—	—	(82)	(82)
Net income	—	—	—	20,094	—	—	20,094
Balance as of March 31, 2013	391,447	$3,914	$1,731,819	$(663,082)	$3,326	$(8,480)	$1,067,497

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$20,094	$(37,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	61,347	33,843
Deferred income taxes	20,915	7,713
Unsuccessful well costs	9,753	8,270
Change in fair value of derivatives	534	2,045
Cash settlements on derivatives	(4,850)	(2,422)
Equity-based compensation	18,938	21,290
Other	1,396	3,097
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,382)	182,519
(Increase) decrease in inventories	3,637	(5,703)
Increase in prepaid expenses and other	(298)	(213)
Decrease in accounts payable	(80,070)	(72,185)
Increase in accrued liabilities	17,855	4,190
Net cash provided by operating activities	66,869	144,903

Investing activities
Oil and gas assets	(83,491)	(68,070)
Other property	(814)	(3,110)
Restricted cash	886	72
Net cash used in investing activities	(83,419)	(71,108)

Financing activities
Purchase of treasury stock	(82)	—
Deferred financing costs	(1,243)	(1,599)
Net cash used in financing activities	(1,325)	(1,599)

Net increase (decrease) in cash and cash equivalents	(17,875)	72,196
Cash and cash equivalents at beginning of period	515,164	673,092
Cash and cash equivalents at end of period	$497,289	$745,288

Supplemental cash flow information
Cash paid for:
Interest	$6,585	$10,177
Income taxes	$4,300	$5,013

See accompanying notes.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Kosmos Energy Ltd. was incorporated pursuant to the laws of Bermuda in January 2011 to become a holding company for Kosmos Energy Holdings. Kosmos Energy Holdings is a privately held Cayman Islands company that was formed in March 2004. As a holding company, Kosmos Energy Ltd.’s management operations are conducted through a wholly owned subsidiary, Kosmos Energy, LLC. The terms “Kosmos,” the “Company,” “we,” “us,” “our,” “ours,” and similar terms refer to Kosmos Energy Ltd. and its wholly owned subsidiaries, unless the context indicates otherwise.

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our asset portfolio includes existing production and other major project developments offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco and Suriname and onshore Cameroon. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2013, the consolidated results of operations for the three months ended March 31, 2013 and 2012, and consolidated cash flows for the three months ended March 31, 2013 and 2012. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Inventories

Inventories consisted of $29.2 million and $33.1 million of materials and supplies and $0.9 million and $0.2 million of hydrocarbons as of March 31, 2013 and December 31, 2012, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Variable Interest Entity

Our wholly owned subsidiary, Kosmos Energy Finance International, is a variable interest entity (“VIE”). The Company is the primary beneficiary of this VIE, which is consolidated in these financial statements.

Kosmos Energy Finance International’s following assets and liabilities are shown separately on the face of the consolidated balance sheet as of March 31, 2013 and December 31, 2012: current restricted cash; long-term debt; and current and long-term derivatives liabilities. At March 31, 2013, Kosmos Energy Finance International had $107.2 million in cash and cash equivalents; $0.3 million in prepaid expenses and other; $40.2 million deferred financing costs, net; $0.3 million in accrued liabilities and $6.7 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet. At December 31, 2012, Kosmos Energy Finance International had $118.8 million in cash and cash equivalents; $0.2 million in prepaid expenses and other; $42.2 million deferred financing costs, net; $0.5 million in accrued liabilities and $6.6 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet.

3. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Oil and gas properties:
Proved properties	$702,352	$682,276
Unproved properties	501,699	454,391
Support equipment and facilities	696,569	687,835
Total oil and gas properties	1,900,620	1,824,502
Less: accumulated depletion	(373,353)	(314,190)
Oil and gas properties, net	1,527,267	1,510,312

Other property	28,143	27,316
Less: accumulated depreciation	(13,097)	(11,866)
Other property, net	15,046	15,450

Property and equipment, net	$1,542,313	$1,525,762

We recorded depletion expense of $56.6 million and $30.1 million for the three months ended March 31, 2013 and 2012, respectively. The Company had depletion costs of $2.5 million and nil included in crude oil inventory and other receivables as of March 31, 2013 and December 31, 2012, respectively.

4. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2013. The table excludes $8.1 million in costs that were capitalized and subsequently expensed during the same period.

Three months ended March 31, 2013
(In thousands)
Beginning balance	$372,492
Additions to capitalized exploratory well costs pending the determination of proved reserves	937
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(1,705)
Ending balance	$371,724

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2013	December 31, 2012
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$56,903	$106,635
Exploratory well costs capitalized for a period one to two years	215,320	179,933
Exploratory well costs capitalized for a period three to four years	99,501	85,924
Ending balance	$371,724	$372,492
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	7	7

As of March 31, 2013, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to Mahogany, Teak-1, Teak-2 and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Tweneboa, Enyenra and Ntomme discoveries in the Deepwater Tano (“DT”) Block, which are all in Ghana.

Mahogany—Mahogany, a combined area covering parts of the Mahogany East discovery and the Mahogany Deep discovery, was declared commercial in September 2010, and a PoD was submitted to Ghana’s Ministry of Energy as of May 2, 2011. In a letter dated May 16, 2011, the Ministry of Energy did not approve the PoD and requested that the WCTP Block partners take certain steps regarding notifications of discovery and commerciality; and requested other information. The WCTP Block partners believe the combined submission was proper and have held meetings with Ghana National Petroleum Corporation (“GNPC”) which resolved issues relating to the PoD work program. From May 2011, the Ministry of Energy, GNPC and the WCTP Block partners continued working to resolve other differences; however, the WCTP Petroleum Agreement (“PA”) contains specific timelines for PoD approval and discussions, which expired at the end of June 2011. On June 30, 2011, we, as Operator of the WCTP Block and on behalf of the WCTP Block partners, delivered a Notice of Dispute to the Ministry of Energy and GNPC as provided under the WCTP PA, which is the initial step in triggering the formal dispute resolution process under the WCTP PA with the government of Ghana regarding approval of the Mahogany PoD. This Notice of Dispute establishes a process for negotiation and consultation for a period of 30 days (or longer if mutually agreed) among senior representatives from the Ministry of Energy, GNPC and the WCTP Block partners to resolve the matter. We and the WCTP Block partners are in discussions with the Ministry of Energy and GNPC to resolve differences on the PoD.

Teak-1 Discovery—Two appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Teak-1 discovery is expected to be made by the WCTP Block partners in 2014. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Teak-2 Discovery—We have performed a gauge installation on the well and are reprocessing seismic data. Following additional appraisal and evaluation, a decision regarding commerciality of the Teak-2 discovery is expected to be made by the WCTP Block partners in 2014. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

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

Tweneboa, Enyenra and Ntomme (“TEN”) Discoveries—During 2012, we submitted a declaration of commerciality and PoD over the TEN discoveries and are awaiting approval from the government of Ghana.

5. Accounts Payable and Accrued Liabilities

At March 31, 2013 and December 31, 2012, $48.8 million and $128.9 million, respectively, were recorded for invoices received but not paid. Accrued liabilities were $58.3 million and $41.0 million at March 31, 2013 and December 31, 2012, respectively, and consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$16,004	$20,616
Accrued general and administrative expenses	5,912	5,089
Accrued taxes other than income	12,986	11,124
Accrued interest	370	—
Income taxes	23,068	4,192
	$58,340	$41,021

6. Debt

Facility

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility was syndicated to certain participants of the existing facilities, as well as new participants. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the November 2012 amendment, the total commitments for the Facility were reduced to $1.5 billion.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014, (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and is also constrained by an amortization schedule (once repayments under the Facility begin). The Facility was amended in April 2013 to change the expiration of the availability period from May 15, 2014 to December 15, 2014 and to revise the amortization schedule. Beginning on December 15, 2014, outstanding borrowings will be subject to an amortization schedule. The final maturity date of March 29, 2018 was not changed by the amendment.

In March 2013, as part of the normal borrowing base determination process, the availability under the Facility was reduced $41.3 million to $1.3 billion. As of March 31, 2013, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $299.1 million.

Corporate Revolver

In November 2012, we secured a revolving credit facility (the “Corporate Revolver”) from a number of financial institutions. As of March 31, 2013 and December 31, 2012, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $260.0 million. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions.

At March 31, 2013, the scheduled maturities of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2013(1)	2014	2015	2016	2017	Thereafter
	(In thousands)
Facility(2)	$—	$134,759	$325,235	$35,272	$393,623	$111,111

(1)                                 Represents payments for the period April 1, 2013 through December 31, 2013.

(2)                                 The scheduled maturities of debt are based on the level of borrowings and the forecasted available borrowing base as of March 31, 2013. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

7. Derivative Financial Instruments

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of March 31, 2013.

			Weighted Average Dated Brent Price per Bbl
Term	Type of Contract	MBbl	Deferred Premium	Floor	Ceiling	Calls
2013:
April - December	Three-way collars	1,125	$4.82	$95.00	$105.00	$125.00
April - December	Three-way collars	756	—	87.50	115.00	135.00
April - December	Three-way collars	750	—	90.00	115.39	135.00
April - December	Three-way collars	750	—	90.08	115.00	135.00
2014:
January - December	Three-way collars	1,500	1.22	85.00	115.00	140.00
January - December	Three-way collars	1,000	—	85.00	115.01	140.00

Provisional Oil Sales

At March 31, 2013, we had sales volumes of 995.1 MBbl priced at an average of $110.45 per Bbl, after differentials, which are subject to final pricing over the next month.

Interest Rate Swaps Derivative Contracts

The following table summarizes our open interest rate swaps as of March 31, 2013, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
April 2013 — December 2013	$227,103	2.06%	6-month LIBOR
January 2014 — December 2014	133,434	1.99%	6-month LIBOR
January 2015 — December 2015	45,319	2.03%	6-month LIBOR
January 2016 — June 2016	12,500	2.27%	6-month LIBOR

The following tables disclose the Company’s derivative instruments as of March 31, 2013 and December 31, 2012 and gain/(loss) from derivatives during the three months ended March 31, 2013 and 2012, respectively:

		Estimated Fair Value Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2013	2012
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Commodity(1)	Derivatives assets—current	$3,204	$1,061

Derivative liability:
Commodity(2)	Derivatives liabilities—current	(14,060)	(17,005)
Interest rate	Derivatives liabilities—current	(3,944)	(3,372)
Commodity(3)	Derivatives liabilities—long-term	(1,817)	(659)
Interest rate	Derivatives liabilities—long-term	(1,968)	(2,567)
Total derivatives not designated as hedging instruments		$(18,585)	$(22,542)

(1)                                 The commodity derivative asset represents our provisional oil sales contract.

(2)                                 Includes $1.0 million and $3.4 million, as of March 31, 2013 and December 31, 2012, respectively of cash settlements made on our commodity derivative contracts which were settled in the month subsequent to period end. Also, includes deferred premiums of $6.3 million and $7.6 million related to commodity derivative contracts as of March 31, 2013 and December 31, 2012, respectively.

(3)                                 Includes deferred premiums of $1.5 million and $2.4 million related to commodity derivative contracts as of March 31, 2013 and December 31, 2012, respectively.

		Amount of Gain/(Loss)
		Three Months Ended March 31,
Type of Contract	Location of Gain/(Loss)	2013	2012
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$359	$(214)
Total derivatives in cash flow hedging relationships		$359	$(214)
Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$4,588	$2,740
Commodity	Derivatives, net	(5,508)	(3,860)
Interest rate	Interest expense	27	(710)
Total derivatives not designated as hedging instruments		$(893)	$(1,830)

(1)                                 Amounts were reclassified from AOCI into earnings upon settlement.

(2)                                 Amounts represent the mark-to-market portion of our provisional oil sales contracts.

In accordance with the mark-to-market method of accounting, the Company recognizes changes in fair values of its derivative contracts as gains or losses in earnings during the period in which they occur. The fair value of the effective portion of the interest rate derivative contracts on May 31, 2010, is reflected in AOCI and is being transferred to interest expense over the remaining term of the contracts. The Company expects to reclassify $1.6 million of gains from AOCI to interest expense within the next 12 months. See Note 8—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

Offsetting of Derivative Assets and Derivative Liabilities

The tables below provide additional information related to derivative instruments on our consolidated balance sheets which have the right of set off only when there is a defaulting party subject to master netting arrangements with our counterparties:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
	(In thousands)
March 31, 2013
Commodity derivatives	$15,877	$—	$15,877	$(15,877)	$—
Interest rate derivatives	5,912	—	5,912	(5,912)	—
Total	$21,789	$—	$21,789	$(21,789)	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
	(In thousands)
December 31, 2012
Commodity derivatives	$17,664	$—	$17,664	$(17,664)	$—
Interest rate derivatives	5,939	—	5,939	(5,939)	—
Total	$23,603	$—	$23,603	$(23,603)	$—

8. Fair Value Measurements

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2013
Assets:
Commodity derivatives	$—	$3,204	$—	$3,204
Liabilities:
Commodity derivatives	—	(15,877)	—	(15,877)
Interest rate derivatives	—	(5,912)	—	(5,912)
Total	$—	$(18,585)	$—	$(18,585)

December 31, 2012
Assets:
Commodity derivatives	$—	$1,061	$—	$1,061
Liabilities:
Commodity derivatives	—	(17,664)	—	(17,664)
Interest rate derivatives	—	(5,939)	—	(5,939)
Total	$—	$(22,542)	$—	$(22,542)

All fair values have been adjusted for nonperformance risk resulting in a decrease of the commodity derivative liabilities of approximately $0.3 million and a decrease of the interest rate derivatives of approximately of $0.2 million as of March 31, 2013.

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

Commodity Derivatives

Our commodity derivatives represent crude oil three-way collars for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to the our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the CDS market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the puts and compound options. See Note 7—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to the provisional oil sales derivative is based on (i) the sales volumes subject to provisional pricing and (ii) an independently sourced forward curve over the term of the provisional pricing period.

Interest Rate Derivatives

We have interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

9. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

March 31,
2013
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$27,484
Liabilities incurred during period	1,676
Revisions in estimated retirement obligations	—
Liabilities settled during period	—
Accretion expense	797
Ending asset retirement obligations	$29,957

10. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $18.9 million and $21.3 million during the three months ended March 31, 2013 and 2012, respectively. The total tax benefit for the three months ended March 31, 2013 and 2012 was $6.4 million and $7.3 million, respectively.

The following table reflects the outstanding restricted stock awards as of March 31, 2013:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2012	9,898	$16.92	3,534	$12.93
Granted	23	12.35	—	—
Forfeited	(121)	15.37	—	—
Vested	(57)	13.16	—	—
Outstanding at March 31, 2013	9,743	16.95	3,534	12.93

The following table reflects the outstanding restricted stock units as of March 31, 2013:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2012	1,023	$10.59	825	$15.81
Granted	178	12.09	98	15.81
Forfeited	(16)	10.98	(5)	15.81
Vested	—	—	—	—
Outstanding at March 31, 2013	1,185	10.81	918	15.81

As of March 31, 2013, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $156.9 million over a weighted average period of 2.33 years. At March 31, 2013, the Company had approximately 7.5 million shares that remain available for issuance under the LTIP.

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

11. Income Taxes

The income tax expense was $44.1 million and $16.3 million for the three months ended March 31, 2013 and 2012, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Bermuda	$(6,777)	$(3,168)
United States	2,370	3,312
Foreign—other	68,592	(21,399)
Income (loss) before income taxes	$64,185	$(21,255)

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 69% and (77)%, respectively. The effective tax rate for the United States is approximately 37% and 38% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for Ghana is approximately 37% and 34% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for our other foreign jurisdictions is 0%. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

The Company has no material unrecognized income tax benefits.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which the Company operates. The Company is open to U.S. federal income tax examinations for tax years 2009 through 2012 and to Texas margin tax examinations for the tax years 2008 through 2012. In addition, the Company is open to income tax examinations for years 2004 through 2012 in Ghana.

As of March 31, 2013, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has had no need to accrue any to date.

12. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net income (loss)	$20,094	$(37,541)
Less: Basic income allocable to participating securities(1)	512	—
Basic net income (loss) allocable to common shareholders	19,582	(37,541)
Diluted adjustments to income allocable to participating securities(1)	2	—
Diluted net income (loss) allocable to common shareholders	$19,584	$(37,541)
Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	375,284	369,227
Restricted stock awards and units(1)(2)	367	—
Diluted	375,651	369,227
Net income (loss) per share:
Basic	$0.05	$(0.10)
Diluted	$0.05	$(0.10)

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

(2)                                 For the three months ended March 31, 2013 and 2012, we excluded 13.8 million and 21.0 million outstanding restricted stock awards and units, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

13. Commitments and Contingencies

We are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s consolidated financial statements.

14. Subsequent Event

In April 2013, the Company entered into a farm-in agreement with Antrim Energy Inc., whereby Kosmos is acquiring a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs.

In April 2013, the Company entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc, whereby Kosmos is acquiring an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs. Contingent upon an election by Kosmos and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, Kosmos will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2012, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our asset portfolio includes existing production and other major project developments offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco and Suriname and onshore Cameroon.

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

Recent Developments

Debt

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014, (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and is also constrained by an amortization schedule (once repayments under the Facility begin). The Facility was amended in April 2013 to change the expiration of the availability period from May 15, 2014 to December 15, 2014 and to revise the amortization schedule. Beginning on December 15, 2014, outstanding borrowings will be subject to an amortization schedule. The final maturity date of March 29, 2018 was not changed by the amendment.

In March 2013, as part of the normal borrowing base determination process, the availability under the Facility was reduced $41.3 million to $1.3 billion. As of March 31, 2013, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $299.1 million.

In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions.

Ghana

During the first quarter of 2013, we had two liftings of oil totaling 1,991 MBbl from the Jubilee Field production resulting in revenues of $228.1 million. Our average realized price was $114.54 per barrel.

We previously received an approval for the Phase 1A PoD of the Jubilee Field, and production from Phase 1A commenced in late 2012. The Phase 1A program includes the drilling of up to eight additional wells consisting of up to five production wells and three water injection wells. Program execution is underway and expected to continue into the first half of 2014.

During the first quarter, we successfully drilled the Enyenra-6A appraisal well on the DT Block, nearly 3 kilometers south of Enyenra-4. Results of the well are being integrated into our development plans.

The Sapele-1 exploration well on the DT Block was spud in December 2012. Drilling of the well was completed in February 2013. The well was not considered a productive well and accordingly was plugged and abandoned.

In January 2013, we relinquished the discovery area associated with the Banda discovery on the WCTP Block, as we do not consider this discovery to be commercially viable. As the exploration phase of the WCTP PA has expired, we no longer have any rights to this discovery area (unless we enter into a new petroleum agreement with the Ghana Ministry of Energy and the Ghana National

Petroleum Company covering this and other relinquished areas of the WCTP Block). This relinquishment did not have a material impact on our consolidated financial statements for the quarter ended March 31, 2013, as we previously recorded the unsuccessful well costs associated with the Banda-1 exploration well as exploration expenses in 2011.

Cameroon

The Sipo-1 exploration well on the Ndian River Block was spud in February 2013 and well results are expected by the end of May 2013. As of March 31, 2013, we have capitalized approximately $47.6 million of exploratory well costs related to the Sipo-1 exploration well.

Ireland

In April 2013, the Company entered into a farm-in agreement with Antrim Energy Inc., whereby Kosmos is acquiring a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs.

In April 2013, the Company entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc, whereby Kosmos is acquiring an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs. Contingent upon an election by Kosmos and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, Kosmos will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block.

Mauritania

During the first quarter of 2013, we commenced a 2D seismic data acquisition program on approximately 6,000 line-kilometers, covering Blocks C8, C12 and C13 offshore Mauritania. A 3D seismic program over portions of the blocks will be targeted for commencement in mid-2013.

Morocco

In January 2013, Kosmos closed an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore Block from Canamens Energy Morocco SARL, one of our block partners. Certain governmental approvals and processes are still required to be completed before this acquisition is effective. After completing the acquisition, our participating interest in the Essaouira Offshore Block will be 75%.

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three months ended, March 31, 2013 and 2012, are included in the following table:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,991	931

Revenues:
Oil sales	$228,066	$115,771
Average sales price per Bbl	114.54	124.30

Costs:
Oil production, excluding workovers	$13,419	$7,326
Oil production, workovers	10,982	—
Total oil production costs	24,401	7,326

Depletion	56,621	30,055

Average cost per Bbl:
Oil production, excluding workovers	$6.73	$7.87
Oil production, workovers	5.52	—
Total oil production costs	12.25	7.87

Depletion	28.44	32.27
Oil production cost and depletion costs	$40.69	$40.14

The following table shows the number of wells in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2013:

					Wells Suspended or
	Actively Drilling or Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	—	—	—	—	8	2.47	—	—
Deepwater Tano	—	—	—	—	12	2.16	—	—
Jubilee Unit	—	—	—	—	—	—	3	0.72
Cameroon
Ndian River	1	1.00	—	—	—	—	—	—
Total	1	1.00	—	—	20	4.63	3	0.72

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$228,066	$115,771	$112,295
Interest income	70	746	(676)
Other income	254	30	224
Total revenues and other income	228,390	116,547	111,843
Costs and expenses:
Oil and gas production	24,401	7,326	17,075
Exploration expenses	23,296	39,644	(16,348)
General and administrative	40,030	39,323	707
Depletion and depreciation	58,649	31,649	27,000
Amortization—deferred financing costs	2,698	2,194	504
Interest expense	8,991	13,058	(4,067)
Derivatives, net	5,508	3,860	1,648
Other expenses, net	632	748	(116)
Total costs and expenses	164,205	137,802	26,403
Income (loss) before income taxes	64,185	(21,255)	85,440
Income tax expense	44,091	16,286	27,805
Net income (loss)	$20,094	$(37,541)	$57,635

Oil and gas revenue.  Oil and gas revenue increased by $112.3 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase is primarily due to having two liftings of oil during the three months ended March 31, 2013 as compared to having one lifting of oil during the three months ended March 31, 2012. This increase is partially offset by a lower realized price per barrel during the three months ended March 31, 2013.

Oil and gas production.  Oil and gas production costs increased by $17.1 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase is primarily due to $11.0 million of workover and rig equipment maintenance costs during the three months ended March 31, 2013, for which we did not incur during the three months ended March 31, 2012. Additionally, we had two liftings of oil and an increase in routine operating expenses during the three months ended March 31, 2013 as compared to one lifting of oil during the three months ended March 31, 2012. Our average production cost per barrel was $12.25 and $7.87 for the three months ended March 31, 2013 and 2012, respectively.

Exploration expenses.  Exploration expenses decreased by $16.3 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, we incurred $10.6 million for seismic costs for Morocco, Mauritania and new business and $9.8 million of unsuccessful well costs, primarily related to the Ghana Sapele-1 exploration well. During the three months ended March 31, 2012, we incurred $28.9 million for seismic costs for Morocco, Ghana and Cameroon and $8.3 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well.

General and administrative.  General and administrative costs increased by $0.7 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Total non-cash general and administrative costs were $18.9 million and $21.3 million for the three months ended March 31, 2013 and 2012, respectively.

Depletion and depreciation.  Depletion and depreciation increased $27.0 million during the three months ended March 31, 2013, as compared with the three months ended March 31, 2012.  The increase is primarily due to the sale of two liftings of oil during the three months ended March 31, 2013 as compared to one lifting of oil during the three months ended March 31, 2012.

Interest expense.  Interest expense decreased by $4.1 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the outstanding debt balance and a decrease in the unrealized loss on our interest rate derivative instruments related to changes in fair value.

Derivatives, net.  Derivatives, net increased $1.6 million during the three months ended March 31, 2013, as compared with March 31, 2012, due to the change in fair value and notional amounts outstanding of our commodity derivative instruments.

Income tax expense.  The Company’s effective tax rates for the three months ended March 31, 2013 and 2012 were 69% and (77%), respectively. The large effective tax rates for both periods presented are due to losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $27.8 million during the three months ended March 31, 2013, as compared with March 31, 2012, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically secured funding from issuances of equity and commercial debt facilities to meet our ongoing liquidity requirements. We received our first oil sales in January 2011 from Jubilee Field production, which generated cash flows from operations from 2011 to present. Accordingly, the cash flows generated from our operating activities may also provide an additional source of future funding.

Significant Sources of Capital

Facility

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility was syndicated to certain participants of the existing facilities, as well as new participants. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the November 2012 amendment, the total commitments for the Facility were reduced to $1.5 billion.

The Facility provides a revolving-credit and letter of credit facility for an availability period that expires on May 15, 2014, (in the case of the revolving-credit facility) and on the final maturity date (in the case of the letter of credit facility). The available facility amount is subject to borrowing base constraints and is also constrained by an amortization schedule (once repayments under the Facility begin). The Facility was amended in April 2013 to change the expiration of the availability period from May 15, 2014 to December 15, 2014 and to revise the amortization schedule. Beginning on December 15, 2014, outstanding borrowings will be subject to an amortization schedule. The final maturity date of March 29, 2018 was not changed by the amendment.

In March 2013, as part of the normal borrowing base determination process, the availability under the Facility was reduced $41.3 million to $1.3 billion. As of March 31, 2013, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $299.1 million.

Corporate Revolver

In November 2012, we secured the Corporate Revolver from a number of financial institutions. As of March 31, 2013 and December 31, 2012, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $260.0 million. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions.

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

2013 Capital Program

Our estimate for the 2013 capital program remains at $525.0 million. The 2013 capital expenditure budget consists of:

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

The following table presents our liquidity and financial position as of March 31, 2013:

March 31, 2013
(In thousands)
Cash and cash equivalents	$497,289
Drawings under the Facility	1,000,000
Net debt	502,711

Availability under the Facility	$299,141
Availability under the Corporate Revolver(1)	260,000
Available borrowings plus cash and cash equivalents	1,056,430

(1)                                 In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$66,869	$144,903
Investing activities	(83,419)	(71,108)
Financing activities	(1,325)	(1,599)

Operating activities.  Net cash provided by operating activities for the three months ended March 31, 2013 was $66.9 million compared with net cash provided by operating activities for the three months ended March 31, 2012 of $144.9 million. The decrease in cash provided by operating activities in the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to an increase in results from operations offset by a negative change in working capital items.

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2013 was 83.4 million compared with net cash used in investing activities for the three months ended March 31, 2012 of $71.1 million. The increase in cash used in investing activities in the three months ended March 31, 2013 when compared to the same period in 2012 was primarily attributable to changes in expenditures for oil and gas assets primarily in Cameroon.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2013 was $1.3 million compared with net cash used in financing activities for the three months ended March 31, 2012 of $1.6 million.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2013:

	Payments Due By Year(3)
	Total	2013(4)	2014	2015	2016	2017	Thereafter
	(In thousands)
Facility(1)	$1,000,000	$—	$134,759	$325,235	$35,272	$393,623	$111,111
Interest payments on long-term debt(2)	171,457	35,610	47,493	36,888	28,749	21,181	1,536
Operating leases	20,859	2,118	2,921	3,022	3,122	3,223	6,453

(1)                                 The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the forecasted available borrowing base as of March 31, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2013, there were no borrowings under the Corporate Revolver.

(2)                                 Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver.

(3)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts and farm-in agreements.

(4)                                 Represents payments for the period from April 1, 2013 through December 31, 2013.

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

	April 1 Through December 31,	Years Ending December 31,					Liability Fair Value at March 31,
	2013	2014	2015	2016	2017	Thereafter	2013 (5)
	(In thousands, except percentages)
Variable rate debt:
Facility(1)	$—	$134,759	$325,235	$35,272	$393,623	$111,111	$(1,000,000)
Weighted average interest rate (2)	3.56%	4.02%	4.36%	5.41%	6.28%	6.73%
Interest rate swaps:
Notional debt amount(3)	$75,208	$47,033	$16,875	$6,250	$—	$—	$(1,631)
Fixed rate payable	2.22%	2.22%	2.22%	2.22%
Variable rate receivable(4)	0.49%	0.59%	0.77%	1.08%
Notional debt amount(3)	$75,208	$47,033	$16,875	$6,250	$—	$—	$(1,739)
Fixed rate payable	2.31%	2.31%	2.31%	2.31%
Variable rate receivable(4)	0.49%	0.59%	0.77%	1.08%
Notional debt amount(3)	$24,585	$1,868	$—	$—	$—	$—	$(63)
Fixed rate payable	0.98%	0.98%
Variable rate receivable(4)	0.49%	0.56%
Notional debt amount(3)	$25,617	$38,434	$23,137	$—	$—	$—	$(464)
Fixed rate payable	1.34%	1.34%	1.34%
Variable rate receivable(4)	0.49%	0.59%	0.70%

(1)                                 The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2013, there were no borrowings under the Corporate Revolver.

(2)                                 Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date. Excludes commitment fees related to the Facility and Corporate Revolver.

(3)                                 Represents weighted average notional contract amounts of interest rate derivatives. In the final year of maturity, represents notional amount from January — June.

(4)                                 Based on implied forward rates in the yield curve at the reporting date.

(5)                                 Excludes $2.0 million of interest rate derivative liabilities in which the settlement amount has been determined, and, therefore, are not subject to market fluctuations.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2013, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivatives and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our annual report on Form 10-K, for the year ended December 31, 2012.

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

•                  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Cameroon, Ireland, Mauritania, Morocco or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

The words “believe,” “may,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report on Form 10-Q might not occur, and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We manage market and counterparty credit risk in accordance with policies and guidelines. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 10—Derivative Financial Information and Note 11—Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2013:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2012	$(16,603)	$(5,939)	$(22,542)
Changes in contract fair value	(920)	27	(893)
Contract maturities (settlements)	4,850	—	4,850
Fair value of contracts outstanding as of March 31, 2013	$(12,673)	$(5,912)	$(18,585)

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of three-way collars.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2013:

			Weighted Average Dated Brent Price per Bbl				Liability Fair Value at
Term	Type of Contract	MBbl	Deferred Premium	Floor	Ceiling	Calls	March 31, 2013(1)(2)
2013:
April—December	Three-way collar	1,125	$4.82	$95.00	$105.00	$125.00	$10,406
April—December	Three-way collar	756	—	87.50	115.00	135.00	739
April—December	Three-way collar	750	—	90.00	115.39	135.00	548
April—December	Three-way collar	750	—	90.08	115.00	135.00	608
2014:
January—December	Three-way collar	1,500	1.22	85.00	115.00	140.00	2,244
January—December	Three-way collar	1,000	—	85.00	115.01	140.00	309

(1)                                 Fair values are based on the average forward Dated Brent oil prices on March 31, 2013 which by year are: 2013—$108.11 and 2014—$103.34. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on May 6, 2013 market quotes by year are: 2013—$104.16 and 2014—$100.56.

(2)                                 Excludes $1.0 million of cash settlements made on our three-way collars which were settled in the month subsequent to period end.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At March 31, 2013, we had indebtedness outstanding under the Facility of $1.0 billion, of which $746.4 million bore interest at floating rates. The interest rate on this indebtedness as of March 31, 2013 was approximately 3.5%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.2 million in interest expense per year on the Facility. We pay commitment fees on the $299.1 million of undrawn availability and $200.9 million of unavailable commitments under the Facility and on the $260.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions.

As of March 31, 2013, the fair market value of our interest rate swaps was a net liability of approximately $5.9 million. If LIBOR increased by 10%, we estimate the liability would decrease to approximately $5.8 million, and if LIBOR decreased by 10%, we estimate the liability would increase to approximately $6.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” section of our annual report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes from the information concerning the use of proceeds from our IPO discussed in the “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section of our annual report on Form 10-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

There have been no material changes required to be reported under this Item that have not previously been disclosed in the annual report on Form 10-K other than as follows:

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal year ended December 31, 2012 or the fiscal quarter ended March 31, 2013. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such periods. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended March 31, 2013, as the case may be, additional reportable transactions may be disclosed by such companies.

As of April 1, 2013, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 29% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held  approximately 36% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently have the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal year ended December 31, 2012 and the fiscal quarter ended March 31, 2013.

Disclosure relating to Blackstone and its affiliates

Blackstone informed us that TRW Automotive Holdings Corp. (“TRW”), a company that may be considered one of Blackstone’s affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act (the “TRW Disclosure”). Because both we and TRW are controlled by Blackstone, we may be considered an “affiliate” of TRW for the purposes of Section 13(r) of the Exchange Act.

Year ended December 31, 2012

TRW Disclosure:

“Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

Blackstone also informed us that Travelport Limited (“Travelport”), a company that may be considered one of Blackstone’s affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on March 12, 2013, as required by Section 13(r) of the Exchange Act. Blackstone also informed us that Blackstone included the disclosure reproduced below in its quarterly report on Form 10-Q as filed with the SEC on May 8, 2013, as required by Section 13(r) of the Exchange Act (together, the “Travelport Disclosure”). Because both we and Travelport were controlled by Blackstone during the reporting periods referred to below, we may be considered an “affiliate” of Travelport for the reporting periods referred to below for the purposes of Section 13(r) of the Exchange Act.

Travelport Disclosure:

Year ended December 31, 2012

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. The gross revenue and net profit attributable to these activities in 2012 were approximately $127,000 and $45,000, respectively.”

Quarter ended March 31, 2013

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

Blackstone also informed us that SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively, “SunGard”), which may be considered affiliates of Blackstone, included the disclosure reproduced below in their annual report on Forms 10-K as filed with the SEC on March 20, 2013, as required by Section 13(r) of the Exchange Act. Blackstone also informed us that Blackstone included the disclosure reproduced below in its quarterly report on Form 10-Q as filed with the SEC on May 8, 2013, as required by Section 13(r) of the Exchange Act (together, the “SunGard Disclosure”). Because both we and Sunguard are controlled by Blackstone, we may be considered an “affiliate” of Sunguard for the purposes of Section 13(r) of the Exchange Act.

SunGard Disclosure:

Year ended December 31, 2012

“Pursuant to Section 13(r)(1)(D)(i) of the Exchange Act, we note that during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank’s local UK data. The gross revenue and net profits attributable to these activities in 2012 was £16,300 and approximately £5,700, respectively. During 2012, no disaster or unplanned event occurred causing Bank Saderat PLC to make use of our recovery facilities in London, but Bank Saderat PLC did perform annual testing on-site. Our subsidiary has terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.”

Quarter ended March 31, 2013

“As previously reported on our Annual Report on Form 10-K for the year ended December 31, 2012, pursuant to Section 13(r)(1) (D)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the U.K.  Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224.  Our subsidiary terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.  The gross revenue and net profits attributable to these activities in the first quarter of 2013 were less then £5,000 each.”

Blackstone also informed us that in its quarterly report on Form 10-Q as filed with the SEC on May 8, 2013, as required by Section 13(r) of the Exchange Act, included the disclosure reproduced below (the “Hilton Disclosure”) regarding Hilton Worldwide, Inc. (“Hilton”), a company that may be considered one of Blackstone’s affiliates. Because both we and Hilton are controlled by Blackstone, we may be considered an “affiliate” of Hilton for the purposes of Section 13(r) of the Exchange Act.

Hilton Disclosure:

Year ended December 31, 2012

“During the reporting period, the Iranian Ministry of Youth and Sports purchased a number of room nights at the Hilton Ankara, Turkey, which is leased by a foreign affiliate of Hilton.  Revenue received by Hilton for these hotel stays was approximately $4,360 and net profit was approximately $1,700.  During calendar year 2012, the Embassy of Iran purchased a number of room nights at the hotel and organized a concert event in the hotel ballroom.  Revenue received by Hilton for the services provided to the Embassy of Iran in 2012 was approximately $11,070 and net profit was approximately $4,300.  Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”).  The Hilton Ankara intends to continue engaging in future similar transactions to the extent they remain permissible under IEEPA.

Also during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury.  In addition, certain individual employees at these hotels received routine wage payments as direct deposits to their personal accounts at Bank Melli during calendar year 2012.  Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  In each case, these payments originated from the third-party owner’s account to the personal accounts of the employees at their chosen bank.  No revenues or net profits are associated with these transactions.  Both hotels have advised Hilton that they will discontinue making direct deposits to accounts at Bank Melli.

During the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List.  This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  Under the agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week.  Revenue received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $1,550.  The DoubleTree Kuala Lumpur also reserved a number of rooms for Mahan Air crew members during calendar year 2012.  Revenue received by Hilton attributable to Mahan Air crew hotel stays in 2012 was approximately $3,820.  Hilton considers its net profit on management fees to be approximately the same as its revenue.  The DoubleTree Kuala Lumpur has terminated the agreement and does not intend to engage in any future transactions with Mahan Air.”

The TRW Disclosure, the Travelport Disclosure, the Sunguard Disclosure and the Hilton Disclosure (collectively, the “Disclosures”) relate solely to activities conducted by TRW, Travelport, Sunguard and Hilton, respectively, and do not relate to any activities conducted by us. We have no involvement in or control over the activities of TRW, Travelport, Sunguard or Hilton, any of their respective predecessor companies or any of their respective subsidiaries. Other than as described above, we have no knowledge of the activities of TRW, Travelport, Sunguard or Hilton with respect to transactions with Iran, and we have not participated in the preparation of the Disclosures. We have not independently verified the Disclosures, are not representing to the accuracy or completeness of the Disclosures and undertake no obligation to correct or update the Disclosures.

Disclosures relating to Warburg Pincus and its affiliates

Warburg Pincus has informed us that it owns more than 10% of the equity interests of, and the right to designate members of the board of directors of, Bausch & Lomb Incorporated (“Bausch & Lomb”). Because both we and Bausch & Lomb are controlled by Warburg Pincus, we may be considered an “affiliate” of Bausch & Lomb for the purposes of Section 13(r) of the Exchange Act.

Warburg Pincus has informed us that Bausch & Lomb has provided it with the below information relevant to Section 13(r) of the Exchange Act for the fiscal year ended December 31, 2012 (the “Bausch & Lomb Information”). The Bausch & Lomb Information relates solely to activities conducted by Bausch & Lomb and its non-U.S. affiliates and does not relate to any activities conducted by us. We have no involvement in or control over the activities of Bausch & Lomb, any of its predecessor companies or any of its subsidiaries. Other than as described below, we have no knowledge of the activities of Bausch & Lomb with respect to the transactions with Iran, and we have not participated in the preparation of the Bausch & Lomb Information. We have not independently verified the Bausch & Lomb Information, are not representing to the accuracy or completeness of the Bausch & Lomb Information and undertake no obligation to correct or update the Bausch & Lomb Information.

Bausch & Lomb Information:

Year ended December 31, 2012

“Bausch & Lomb, an eye health company, makes sales of human healthcare products to benefit patients in Iran under licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).  In 2012, Bausch & Lomb was granted licenses by OFAC, extending to its foreign affiliates doing business in Iran.  Before the U.S. Government extended OFAC sanctions to entities controlled by U.S. persons in October 2012, it was permissible under U.S. law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances.  In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb’s non-U.S. affiliates engaged in sales to Iran from its Surgical — Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight.  Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran.  These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch & Lomb’s products.  The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity.  However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government.  The entire gross revenues attributable to Bausch & Lomb’s Surgical — Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000.  The entire gross revenues attributable to TPV’s sales to Iran during 2012 not under OFAC license were € 1,738,900 and the gross profits were € 958,624.  Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor.  The purpose of Bausch & Lomb’s Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people. For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.”

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	May 9, 2013	/s/ W. GREG DUNLEVY
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