Form 10-Q
period 2013-06-30
Kosmos Energy Ltd.
filed 2013-08-05
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Shares, $0.01 par value	387,852,126

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

“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.

“Structural trap”	A structural trap is a topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural-stratigraphic trap”	A structural-stratigraphic trap is a combination trap with structural and stratigraphic features.

“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$508,874	$515,164
Restricted cash	19,376	21,341
Receivables:
Joint interest billings	36,032	21,539
Oil sales	—	108,995
Other	9,710	3,682
Inventories	53,482	33,281
Prepaid expenses and other	14,409	10,470
Current deferred tax assets	9,275	34,585
Derivatives	1,254	1,061
Total current assets	652,412	750,118

Property and equipment:
Oil and gas properties, net	1,465,723	1,510,312
Other property, net	16,241	15,450
Property and equipment, net	1,481,964	1,525,762

Other assets:
Restricted cash	29,884	29,884
Deferred financing costs, net of accumulated amortization of $19,405 and $13,922 at June 30, 2013 and December 31, 2012, respectively	45,682	50,214
Long-term deferred tax assets	13,653	10,145
Derivatives	2,135	—
Total assets	$2,225,730	$2,366,123

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63,955	$128,855
Accrued liabilities	71,812	41,021
Derivatives	7,000	20,377
Total current liabilities	142,767	190,253

Long-term liabilities:
Long-term debt	900,000	1,000,000
Derivatives	1,202	3,226
Asset retirement obligations	32,602	27,484
Deferred tax liability	129,241	104,137
Other long-term liabilities	18,492	12,117
Total long-term liabilities	1,081,537	1,146,964

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2013 and December 31, 2012	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,867,410 and 391,423,703 issued at June 30, 2013 and December 31, 2012, respectively	3,919	3,914
Additional paid-in capital	1,749,461	1,712,880
Accumulated deficit	(733,898)	(683,176)
Accumulated other comprehensive income	2,968	3,685
Treasury stock, at cost, 4,041,831 and 2,731,941 shares at June 30, 2013 and December 31, 2012, respectively	(21,024)	(8,397)
Total shareholders’ equity	1,001,426	1,028,906
Total liabilities and shareholders’ equity	$2,225,730	$2,366,123

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues and other income:
Oil and gas revenue	$193,413	$112,214	$421,479	$227,985
Interest income	44	282	114	1,028
Other income	321	175	575	205

Total revenues and other income	193,778	112,671	422,168	229,218

Costs and expenses:
Oil and gas production	22,674	19,592	47,075	26,918
Exploration expenses	93,050	16,901	116,346	56,545
General and administrative	43,111	34,799	83,141	74,122
Depletion and depreciation	58,562	32,999	117,211	64,648
Amortization—deferred financing costs	2,785	2,194	5,483	4,388
Interest expense	10,017	10,446	19,008	23,504
Derivatives, net	(12,707)	(1,982)	(7,199)	1,878
Other expenses, net	849	44	1,481	792

Total costs and expenses	218,341	114,993	382,546	252,795

Income (loss) before income taxes	(24,563)	(2,322)	39,622	(23,577)
Income tax expense	46,253	22,521	90,344	38,807

Net loss	$(70,816)	$(24,843)	$(50,722)	$(62,384)

Net loss per share:
Basic	$(0.19)	$(0.07)	$(0.13)	$(0.17)
Diluted	$(0.19)	$(0.07)	$(0.13)	$(0.17)

Weighted average number of shares used to compute net loss per share:
Basic	376,563	370,720	375,927	369,973
Diluted	376,563	370,720	375,927	369,973

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(70,816)	$(24,843)	$(50,722)	$(62,384)
Other comprehensive income (loss):
Reclassification adjustments for derivative (gains) losses included in net loss	(358)	214	(717)	428
Other comprehensive income (loss)	(358)	214	(717)	428
Comprehensive loss	$(71,174)	$(24,629)	$(51,439)	$(61,956)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2012	391,424	$3,914	$1,712,880	$(683,176)	$3,685	$(8,397)	$1,028,906
Equity-based compensation	—	—	37,000	—	—	—	37,000
Derivatives, net	—	—	—	—	(717)	—	(717)
Restricted stock awards and units	443	5	(5)	—	—	—	—
Restricted stock forfeitures	—	—	2	—	—	(2)	—
Purchase of treasury stock	—	—	(416)	—	—	(12,625)	(13,041)
Net loss	—	—	—	(50,722)	—	—	(50,722)
Balance as of June 30, 2013	391,867	$3,919	$1,749,461	$(733,898)	$2,968	$(21,024)	$1,001,426

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(50,722)	$(62,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	122,694	69,036
Deferred income taxes	52,646	33,447
Unsuccessful well costs	85,668	19,237
Change in fair value of derivatives	(3,302)	14
Cash settlements on derivatives	(15,144)	(7,081)
Equity-based compensation	37,000	38,851
Other	2,827	4,983
Changes in assets and liabilities:
Decrease in receivables	88,092	155,884
Increase in inventories	(11,927)	(14,075)
Increase in prepaid expenses and other	(3,939)	(1,344)
Decrease in accounts payable	(64,900)	(66,536)
Increase (decrease) in accrued liabilities	37,877	(9,347)
Net cash provided by operating activities	276,870	160,685

Investing activities
Oil and gas assets	(166,581)	(188,075)
Other property	(3,278)	(6,912)
Restricted cash	1,965	793
Net cash used in investing activities	(167,894)	(194,194)

Financing activities
Payment on long-term debt	(100,000)	—
Purchase of treasury stock	(13,041)	(8,378)
Deferred financing costs	(2,225)	(1,254)
Net cash used in financing activities	(115,266)	(9,632)

Net decrease in cash and cash equivalents	(6,290)	(43,141)
Cash and cash equivalents at beginning of period	515,164	673,092
Cash and cash equivalents at end of period	$508,874	$629,951

Supplemental cash flow information
Cash paid for:
Interest	$17,198	$21,339
Income taxes	$28,722	$16,620

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

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our asset portfolio includes existing production and other major project developments offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco and Suriname. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of June 30, 2013, the changes in the consolidated statements of shareholders’ equity for the six months ended June 30, 2013, the consolidated results of operations for the three and six months ended June 30, 2013 and 2012, and consolidated cash flows for the six months ended June 30, 2013 and 2012. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net loss, current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Restricted Cash

In accordance with our commercial debt facility, we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period. As of June 30, 2013 and December 31, 2012, we had $19.4 million and $21.3 million, respectively, in current restricted cash to meet this requirement. In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post letters of credit will be satisfied and the cash collateral will be released. As of June 30, 2013 and December 31, 2012, we had $29.9 million of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum agreements.

Inventories

Inventories consisted of $32.4 million and $33.1 million of materials and supplies and $21.1 million and $0.2 million of hydrocarbons as of June 30, 2013 and December 31, 2012, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Kosmos Energy Finance International’s following assets and liabilities are shown separately on the face of the consolidated balance sheet as of June 30, 2013 and December 31, 2012: current restricted cash; long-term derivatives assets; long-term debt; and current and long-term derivatives liabilities. At June 30, 2013, Kosmos Energy Finance International had $37.5 million in cash and cash equivalents; $0.5 million in prepaid expenses and other; $1.3 million current derivative assets; $38.2 million deferred financing costs, net; $0.3 million in accounts payable; $0.2 million in accrued liabilities and $7.6 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet. At December 31, 2012, Kosmos Energy Finance International had $118.8 million in cash and cash equivalents; $0.2 million in prepaid expenses and other; $42.2 million deferred financing costs, net; $0.5 million in accrued liabilities and $6.6 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet.

3. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Oil and gas properties:
Proved properties	$730,977	$682,276
Unproved properties	465,900	454,391
Support equipment and facilities	706,090	687,835
Total oil and gas properties	1,902,967	1,824,502
Less: accumulated depletion	(437,244)	(314,190)
Oil and gas properties, net	1,465,723	1,510,312

Other property	30,366	27,316
Less: accumulated depreciation	(14,125)	(11,866)
Other property, net	16,241	15,450

Property and equipment, net	$1,481,964	$1,525,762

We recorded depletion expense of $56.4 million and $31.2 million for the three months ended June 30, 2013 and 2012, respectively and $113.1 million and $61.3 million for the six months ended June 30, 2013 and 2012, respectively.

4. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the six months ended June 30, 2013. The table excludes $56.5 million in costs that were capitalized and subsequently expensed during the same period.

Six months ended June 30, 2013
(In thousands)
Beginning balance	$372,492
Additions to capitalized exploratory well costs pending the determination of proved reserves	30,395
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(26,997)
Ending balance	$375,890

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2013	December 31, 2012
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$41,289	$106,635
Exploratory well costs capitalized for a period one to two years	214,593	179,933
Exploratory well costs capitalized for a period three to four years	120,008	85,924
Ending balance	$375,890	$372,492
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	7	7

As of June 30, 2013, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to Mahogany, Teak-1, Teak-2 and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Tweneboa, Enyenra and Ntomme discoveries in the Deepwater Tano (“DT”) Block, which are all in Ghana.

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

Tweneboa, Enyenra and Ntomme (“TEN”) Discoveries—In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells designed as producers and the remainder for water and gas injection to support ultimate field recoveries. The TEN project is expected to deliver first oil in 2016. The costs associated with the TEN development will remain as unproved property pending the determination of whether the discoveries are associated with proved reserves.

5. Accounts Payable and Accrued Liabilities

At June 30, 2013 and December 31, 2012, accounts payable of $64.0 million and $128.9 million, respectively, were recorded for invoices received but not paid. Accrued liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$25,978	$20,616
Accrued general and administrative expenses	11,173	5,089
Accrued taxes other than income	13,635	11,124
Accrued interest	248	—
Income taxes	20,778	4,192
	$71,812	$41,021

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

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in April 2013, expires on December 15, 2014 and the letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on December 15, 2014, outstanding borrowings will also be constrained by an amortization schedule. The final maturity date is March 29, 2018. As of June 30, 2013, borrowings under the Facility totaled $900.0 million and the undrawn availability under the Facility was $399.1 million.

Corporate Revolver

In November 2012, we secured a revolving credit facility (the “Corporate Revolver”). In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million and $260.0 million, respectively.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if existing lenders increase their commitments or if commitments from new financial institutions are added. The LC Facility provides that we maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of July 29, 2013, there were three outstanding letters of credit totaling $27.0 million under the LC Facility.

At June 30, 2013, the estimated repayments of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2013(1)	2014	2015	2016	2017	Thereafter
	(In thousands)
Facility(2)	$—	$34,759	$325,235	$35,272	$393,623	$111,111

(1)                                 Represents payments for the period July 1, 2013 through December 31, 2013.

(2)                                 The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2013. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of June 30, 2013.

			Weighted Average Dated Brent Price per Bbl
Term	Type of Contract	MBbl	Deferred Premium	Floor	Ceiling	Call
2013:
July - December	Three-way collars	750	$4.82	$95.00	$105.00	$125.00
July - December	Three-way collars	506	—	87.50	115.00	135.00
July - December	Three-way collars	500	—	90.00	115.39	135.00
July - December	Three-way collars	500	—	90.08	115.00	135.00
2014:
January - December	Three-way collars	1,500	1.22	85.00	115.00	140.00
January - December	Three-way collars	1,000	—	85.00	115.01	140.00

Interest Rate Swaps Derivative Contracts

The following table summarizes our open interest rate swaps as of June 30, 2013, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
July 2013 — December 2013	$200,617	1.99%	6-month LIBOR
January 2014 — December 2014	133,434	1.99%	6-month LIBOR
January 2015 — December 2015	45,319	2.03%	6-month LIBOR
January 2016 — June 2016	12,500	2.27%	6-month LIBOR

The following tables disclose the Company’s derivative instruments as of June 30, 2013 and December 31, 2012 and gain/(loss) from derivatives during the three and six months ended June 30, 2013 and 2012, respectively:

		Estimated Fair Value Asset (Liability)
		June 30,	December 31,
Type of Contract	Balance Sheet Location	2013	2012
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$1,254	$1,061
Commodity (2)	Derivatives assets—long-term	2,135	—

Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(4,330)	(17,005)
Interest rate	Derivatives liabilities—current	(2,670)	(3,372)
Commodity(4)	Derivatives liabilities—long-term	—	(659)
Interest rate	Derivatives liabilities—long-term	(1,202)	(2,567)
Total derivatives not designated as hedging instruments		$(4,813)	$(22,542)

(1)                                 The commodity derivative asset represents $1.3 million of our oil derivative contracts as of June 30, 2013 and $1.1 million of our provisional oil sales contract as of December 31, 2012.

(2)                                 Includes deferred premiums of $1.1 million related to commodity derivative contracts as of June 30, 2013.

(3)                                 Includes $0.6 million and $3.4 million, as of June 30, 2013 and December 31, 2012, respectively of cash settlements made on our commodity derivative contracts which were settled in the month subsequent to period end. Also, includes deferred premiums of $5.0 million and $7.6 million related to commodity derivative contracts as of June 30, 2013 and December 31, 2012, respectively.

(4)                                 Includes deferred premiums of $2.4 million related to commodity derivative contracts as of December 31, 2012.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Type of Contract	Location of Gain/(Loss)	2013	2012	2013	2012
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$358	$(214)	$717	$(428)
Total derivatives in cash flow hedging relationships		$358	$(214)	$717	$(428)

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(9,252)	$987	$(4,664)	$3,727
Commodity	Derivatives, net	12,707	1,982	7,199	(1,878)
Interest rate	Interest expense	23	(725)	50	(1,435)
Total derivatives not designated as hedging instruments		$3,478	$2,244	$2,585	$414

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

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default.  As of June 30, 2013 and December 31, 2012, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, there were no material rights of offset available, if an event of default occurred, as of June 30, 2013 and December 31, 2012.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2013
Assets:
Commodity derivatives	$—	$3,389	$—	$3,389
Liabilities:
Commodity derivatives	—	(4,330)	—	(4,330)
Interest rate derivatives	—	(3,872)	—	(3,872)
Total	$—	$(4,813)	$—	$(4,813)

December 31, 2012
Assets:
Commodity derivatives	$—	$1,061	$—	$1,061
Liabilities:
Commodity derivatives	—	(17,664)	—	(17,664)
Interest rate derivatives	—	(5,939)	—	(5,939)
Total	$—	$(22,542)	$—	$(22,542)

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

9. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $18.1 million and $17.6 million during the three months ended June 30, 2013 and 2012, respectively, and $37.0 million and $38.9 million during the six months ended June 30, 2013 and 2012, respectively. The tax benefit resulting from equity-based compensation expense for the three months ended June 30, 2013 and 2012 was $6.3 million and $6.1 million, respectively, and for the six months ended June 30, 2013 and 2012 was $12.7 million and $13.5 million, respectively. Additionally, we expensed a tax shortfall (the difference between the estimated tax deduction on the grant date and the actual tax deduction on the vest date) of $6.9 million and $7.4 million for the three months ended June 30, 2013 and 2012, respectively, and  $6.9 million and $7.4 million during the six months ended June 30, 2013 and 2012, respectively

The following table reflects the outstanding restricted stock awards as of June 30, 2013:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2012	9,898	$16.92	3,534	$12.93
Granted	351	10.73	—	—
Forfeited	(187)	15.14	(16)	8.21
Vested	(3,336)	17.27	—	—
Outstanding at June 30, 2013	6,726	16.48	3,518	12.95

The following table reflects the outstanding restricted stock units as of June 30, 2013:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2012	1,023	$10.59	825	$15.81
Granted	1,310	10.83	990	15.44
Forfeited	(56)	10.58	(34)	15.81
Vested	(133)	10.98	—	—
Outstanding at June 30, 2013	2,144	10.72	1,781	15.60

As of June 30, 2013, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $164.9 million over a weighted average period of 2.42 years. At June 30, 2013, the Company had approximately 5.4 million shares that remain available for issuance under the LTIP.

For restricted stock awards with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 100% of the awards granted. The grant date fair value of these awards ranged from $6.70 to $13.57 per award. The Monte Carlo simulation model used to estimate the grant-date fair value utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 41.3% to 56.7%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.1%.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value of these awards ranged from $15.44 to $15.81 per award. The Monte Carlo simulation model used to estimate the grant-date fair value utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 53.0% to 54.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 0.7%.

10. Income Taxes

Income tax expense was $46.3 million and $22.5 million for the three months ended June 30, 2013 and 2012, respectively, and was $90.3 million and $38.8 million for the six months ended June 30, 2013 and 2012, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Bermuda	$(6,663)	$(3,251)	$(13,440)	$(6,419)
United States	2,903	3,035	5,273	6,347
Foreign—other	(20,803)	(2,106)	47,789	(23,505)
Income (loss) before income taxes	$(24,563)	$(2,322)	$39,622	$(23,577)

Our effective tax rate for the three months ended June 30, 2013 and 2012 is (188)% and (970)%, respectively. For the six months ended, June 30, 2013 and 2012, our effective tax rate is 228% and (165)%. The effective tax rate for the United States is approximately 274% and 277% for the three months ended June 30, 2013 and 2012, respectively, and 167% and 152% for the six months ended June 30, 2013 and 2012, respectively. The high effective tax rates in the United States are due to the deferred tax impact related to equity-based compensation. The effective tax rate for Ghana is approximately 34% and 38% for the three months ended June 30, 2013 and 2012, respectively, and 36% for the six months ended June 30, 2013 and 2012. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

As of June 30, 2013, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has not accrued any material amounts to date.

11. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(70,816)	$(24,843)	$(50,722)	$(62,384)
Less: Basic income allocable to participating securities(1)	—	—	—	—
Basic net income (loss) allocable to common shareholders	(70,816)	(24,843)	(50,722)	(62,384)
Diluted adjustments to income allocable to participating securities(1)	—	—	—	—
Diluted net income (loss) allocable to common shareholders	$(70,816)	$(24,843)	$(50,722)	$(62,384)
Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	376,563	370,720	375,927	369,973
Restricted stock awards and units(1)(2)	—	—	—	—
Diluted	376,563	370,720	375,927	369,973
Net income (loss) per share:
Basic	$(0.19)	$(0.07)	$(0.13)	$(0.17)
Diluted	$(0.19)	$(0.07)	$(0.13)	$(0.17)

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

(2)                                 We excluded outstanding restricted stock awards and units of 14.2 million and 16.9 million for the three months ended June 30, 2013 and 2012, respectively, and 14.2 million and 16.9 million for the six months ended June 30, 2013 and 2012, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

12. Commitments and Contingencies

We are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s consolidated financial statements; however, an unfavorable outcome could have a material adverse effect on our results from operations for a specific interim period or year.

In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build drillship “Atwood Achiever.” Currently under construction, the rig is scheduled for completion in June 2014 and expected to commence drilling operations in the second half of 2014. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term.

The estimated future minimum commitments under this contract as of June 30, 2013, are:

	Payments Due By Year(1)
	Total	2013(2)	2014	2015	2016	2017	Thereafter
	(In thousands)
Drilling rig contract (3)	651,525	—	90,440	217,175	217,770	126,140	—

(1)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator, excludes commitments for development activities under our petroleum contracts where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts and farm-in agreements.

(2)                                 Represents payments for the period from July 1, 2013 through December 31, 2013.

(3)                                 Commitments calculated using a day rate of $595,000 and an estimated rig delivery date of August 1, 2014.

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

Overview

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our asset portfolio includes existing production and other major project developments offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco and Suriname.

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

Recent Developments

Debt

Our $2.0 billion commercial debt facility (“Facility”) provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in April 2013, expires on December 15, 2014 and the letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on December 15, 2014, outstanding borrowings will also be constrained by an amortization schedule. The final maturity date is March 29, 2018.

In April 2013, the availability under our revolving credit facility (“Corporate Revolver”) was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions.

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if existing lenders increase their commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of July 29, 2013, there were three outstanding letters of credit totaling $27.0 million under the LC Facility.

Rig Agreement

In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build drillship “Atwood Achiever.” Currently under construction, the rig is scheduled for completion in June 2014 and expected to commence drilling operations in the second half of 2014. The rig’s capabilities include drilling to total depths of up to 40,000 feet, and in water depths of up to 12,000 feet. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term.

Ghana

During the second quarter of 2013, we had two liftings of oil totaling 1,944 MBbl from the Jubilee Field production resulting in revenues of $193.4 million. Our average realized price was $99.51 per barrel.

We previously received an approval for the Phase 1A PoD of the Jubilee Field, and production from Phase 1A commenced in late 2012. The Phase 1A program includes the drilling of up to eight additional wells consisting of up to five production wells and three water injection wells. Three wells, two producers and one injector, are online. Program execution is expected to continue into the first half of 2014.

In May 2013, the government of Ghana approved the PoD over the Tweneboa, Enyenra and Ntomme (“TEN”) discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells designed as producers and the remainder for water and gas injection to support ultimate field recoveries. The TEN development is expected to deliver first oil in 2016. Future development of gas resources at TEN is anticipated following the commencement of oil startup. Our net portion of the estimated cost for the TEN development is approximately $931.0 million.

Cameroon

Drilling of the Sipo-1 exploration well on the Ndian River Block was completed in May 2013. Oil and gas shows evidenced during drilling indicated a working petroleum system; however, the well failed to encounter commercial reservoirs and accordingly was plugged and abandoned. Total well and other related costs of $75.6 million are included in exploration expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2013.

In July 2013, we informed the government of Cameroon that we do not intend to enter into the next phase of our petroleum contracts in Cameroon.

Ireland

In April 2013, the Company entered into a farm-in agreement with Antrim Energy Inc., whereby Kosmos acquired a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs. In July 2013, Ireland granted a Frontier Exploration License 1-13, pursuant to Licensing Option 11/5.

In April 2013, the Company entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc, whereby Kosmos acquired an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs. Contingent upon an election by Kosmos and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, Kosmos will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block. In July 2013, Ireland granted Frontier Exploration Licenses 2-13 and 3-13, pursuant to Licensing Options 11/7 and 11/8.  In July 2013, we commenced a 3D seismic program over these blocks which is expected to be completed during 2013.

Mauritania

In May 2013, we completed a 2D seismic data acquisition program on approximately 6,000 line-kilometers, covering Blocks C8, C12 and C13 offshore Mauritania. In June 2013, we commenced a 3D seismic program over portions of Blocks C8 and C12 which is expected to be completed during 2013.

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

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three and six months ended June 30, 2013 and 2012, are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,944	997	3,935	1,928

Revenues:
Oil sales	$193,413	$112,214	$421,479	$227,985
Average sales price per Bbl	99.51	112.60	107.11	118.25

Costs:
Oil production, excluding workovers	$12,700	$9,333	$26,119	$16,659
Oil production, workovers	9,974	10,259	20,956	10,259
Total oil production costs	22,674	19,592	47,075	26,918

Depletion	56,448	31,288	113,069	61,343

Average cost per Bbl:
Oil production, excluding workovers	6.54	9.37	6.63	8.64
Oil production, workovers	5.13	10.29	5.33	5.32
Total oil production costs	11.67	19.66	11.96	13.96

Depletion	29.04	31.39	28.73	31.82
Oil production cost and depletion costs	$40.71	$51.05	$40.69	$45.78

The following table shows the number of wells in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2013:

					Wells Suspended or
	Actively Drilling or Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	—	—	—	—	8	2.47	—	—
Deepwater Tano	—	—	1	0.18	12	2.16	—	—
Jubilee Unit	—	—	—	—	—	—	3	0.72
Total	—	—	1	0.18	20	4.63	3	0.72

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$193,413	$112,214	$81,199
Interest income	44	282	(238)
Other income	321	175	146
Total revenues and other income	193,778	112,671	81,107
Costs and expenses:
Oil and gas production	22,674	19,592	3,082
Exploration expenses	93,050	16,901	76,149
General and administrative	43,111	34,799	8,312
Depletion and depreciation	58,562	32,999	25,563
Amortization—deferred financing costs	2,785	2,194	591
Interest expense	10,017	10,446	(429)
Derivatives, net	(12,707)	(1,982)	(10,725)
Other expenses, net	849	44	805
Total costs and expenses	218,341	114,993	103,348
Loss before income taxes	(24,563)	(2,322)	(22,241)
Income tax expense	46,253	22,521	23,732
Net loss	$(70,816)	$(24,843)	$(45,973)

Oil and gas revenue.  Oil and gas revenue increased by $81.2 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase is primarily due to having two liftings of oil during the three months ended June 30, 2013 as compared to having one lifting of oil during the three months ended June 30, 2012. This increase is partially offset by a lower realized price per barrel during the three months ended June 30, 2013.

Oil and gas production.  Oil and gas production costs increased by $3.1 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase is primarily due to two liftings in the three months ended June 30, 2013 as compared to one lifting in the three months ended June 30, 2012 offset by a reduction in well workover costs on a per barrel basis.

Exploration expenses.  Exploration expenses increased by $76.1 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. During the three months ended June 30, 2013, we incurred $75.6 million for unsuccessful well and other related costs for the Cameroon Sipo-1 exploration well and $17.1 million for seismic costs for Morocco, Mauritania and new ventures. During the three months ended June 30, 2012, we incurred $10.1 million of unsuccessful well costs related to the Ghana Teak-4A appraisal well.

General and administrative.  General and administrative costs increased by $8.3 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to an increase in headcount. Total non-cash general and administrative costs were $18.1 million and $17.6 million for the three months ended June 30, 2013 and 2012, respectively, which was primarily related to equity-based compensation.

Depletion and depreciation.  Depletion and depreciation increased $25.6 million during the three months ended June 30, 2013, as compared with the three months ended June 30, 2012. The increase is primarily due to the sale of two liftings of oil during the three months ended June 30, 2013 as compared to one lifting of oil during the three months ended June 30, 2012.

Derivatives, net.  During the three months ended June 30, 2013 and 2012, we recorded gains of $12.7 million and $2.0 million, respectively, on our outstanding hedge positions. The gains recorded were a result of $11.3 million of unrealized gains on the change in fair value of our outstanding contracts and $1.4 million of realized gains on contracts that settled during the quarter.

Income tax expense.  The Company’s effective tax rates for the three months ended June 30, 2013 and 2012 were (188)% and (970%), respectively. The large effective tax rates for the periods presented are due to losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $23.7 million during the three months ended June 30, 2013, as compared with June 30, 2012, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

	Six months Ended June 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$421,479	$227,985	$193,494
Interest income	114	1,028	(914)
Other income	575	205	370
Total revenues and other income	422,168	229,218	192,950
Costs and expenses:
Oil and gas production	47,075	26,918	20,157
Exploration expenses	116,346	56,545	59,801
General and administrative	83,141	74,122	9,019
Depletion and depreciation	117,211	64,648	52,563
Amortization—deferred financing costs	5,483	4,388	1,095
Interest expense	19,008	23,504	(4,496)
Derivatives, net	(7,199)	1,878	(9,077)
Other expenses, net	1,481	792	689
Total costs and expenses	382,546	252,795	129,751
Income (loss) before income taxes	39,622	(23,577)	63,199
Income tax expense	90,344	38,807	51,537
Net loss	$(50,722)	$(62,384)	$11,662

Oil and gas revenue.  Oil and gas revenue increased $193.4 million during the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. The increase is primarily due to having four liftings of oil during the six months ended
June 30, 2013 as compared to having two liftings of oil during the six months ended June 30, 2012. This increase is partially offset by a lower realized price per barrel during the six months ended June 30, 2013.

Oil and gas production.  Oil and gas production costs increased $20.2 million during the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. The increase is primarily due to an increase in routine operating expenses related to the increase in production volumes and liftings during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, higher workover and rig equipment costs were incurred during2013 ascompared to  2012.

Exploration expenses.  Exploration expenses increased $59.8 million during the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company incurred $83.9 million of unsuccessful well and other related costs primarily related to the Cameroon Sipo-1 exploration well and the Ghana Sapele-1 exploration well and $32.4 million for seismic costs primarily for Mauritania, Morocco and new ventures. During the six months ended June 30, 2012, we incurred $33.4 million for seismic costs for Morocco, Ghana and Cameroon and $19.2 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well.

General and administrative.  General and administrative costs increased $9.0 million during the six months ended June 30, 2013, as compared with the six months ended June 30, 2012, due to increase an increase in headcount. Total non-cash general and administrative costs were $37.0 million and $38.9 million for the six months ended June 30, 2013 and 2012, respectively, which was primarily related to equity-based compensation.

Depletion and depreciation.  Depletion and depreciation increased $52.6 million during the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. The increase is primarily due to depletion recognized related to the sale of four liftings of oil during the six months ended June 30, 2013 as compared to two liftings of oil during the six months ended June 30, 2012.

Interest expense.  Interest expense decreased $4.5 million during the six months ended June 30, 2013, as compared with the six months ended June 30, 2012, primarily due to a decrease in the outstanding debt balance and a decrease in the mark to market loss on our interest rate swaps .

Derivatives, net.  During the six months ended June 30, 2013 and 2012, we recorded a gain of $7.2 million and a loss of $1.9 million, respectively, on our outstanding hedge positions. The gains recorded were a result of $5.2 million of unrealized gains on the change in fair value of our outstanding contracts and $2.0 million of realized gains on contracts that settled during the six months ended June 30, 2013.

Income tax expense.  The Company’s effective tax rates for the six months ended June 30, 2013 and 2012 were 228% and (165%), respectively. The large effective tax rates for the periods presented are due to losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits as well as losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $51.5 million during the six months ended June 30, 2013, as compared with June 30, 2012, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically secured funding from issuances of equity and commercial debt facilities to meet our ongoing liquidity requirements. We received our first oil sales in January 2011 from Jubilee Field production, which generated cash flows from operations from 2011 to present. Accordingly, the cash flows generated from our operating activities may also provide an additional source of funding.

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

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in April 2013, expires on December 15, 2014 and the letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on December 15, 2014, outstanding borrowings will also be constrained by an amortization schedule. The final maturity date is March 29, 2018. As of June 30, 2013, borrowings under the Facility totaled $900.0 million and the undrawn availability under the Facility was $399.1 million.

Corporate Revolver

In November 2012, we secured the Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions. As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million and $260.0 million, respectively.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if existing lenders increase their commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of July 29, 2013, there were three outstanding letters of credit totaling $27.0 million under the LC Facility.

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

2013 Capital Program

Our estimate for the 2013 capital program increased from $525.0 million to $560.0 million. The 2013 capital expenditure budget consists of:

•                  approximately 50% for developmental related expenditures offshore Ghana; and

•                  approximately 50% for exploration and appraisal related expenditures, including new venture opportunities.

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

The following table presents our liquidity and financial position as of June 30, 2013:

June 30, 2013
(In thousands)
Cash and cash equivalents	$508,874
Drawings under the Facility	900,000
Net debt	391,126

Availability under the Facility	$399,141
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,208,015

Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$276,870	$160,685
Investing activities	(167,894)	(194,194)
Financing activities	(115,266)	(9,632)

Operating activities.  Net cash provided by operating activities for the six months ended June 30, 2013 was $276.9 million compared with net cash provided by operating activities for the six months ended June 30, 2012 of $160.7 million. The increase in cash provided by operating activities in the six months ended June 30, 2013 when compared to the same period in 2012 was primarily due to an increase in oil and gas revenues offset by a negative change in working capital items.

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2013 was $167.9 million compared with net cash used in investing activities for the six months ended June 30, 2012 of $194.2 million. The decrease in cash used in investing activities in the six months ended June 30, 2013 when compared to the same period in 2012 was primarily attributable to a decrease in expenditures for oil and gas assets in Ghana, offset by an increase in expenditures for oil and gas activities in Cameroon.

Financing activities.  Net cash used in financing activities for the six months ended June 30, 2013 was $115.3 million compared with net cash used in financing activities for the six months ended June 30, 2012 of $9.6 million. The increase in cash used in financing activities in the six months ended June 30, 2013 when compared to the same period in 2012 was primarily due to the payment on our long-term debt.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2013:

	Payments Due By Year(3)
	Total	2013(4)	2014	2015	2016	2017	Thereafter
	(In thousands)
Facility(1)	$900,000	$—	$34,759	$325,235	$35,272	$393,623	$111,111
Interest payments on long-term debt(2)	166,580	22,716	45,730	38,738	33,007	24,605	1,784
Operating leases	20,156	1,415	2,921	3,022	3,122	3,223	6,453
Drilling rig contract(5)	651,525	—	90,440	217,175	217,770	126,140	—

(1)                                 The estimated repayments of debt are based on the level of borrowings and the available borrowing base as of June 30, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of June 30, 2013, there were no borrowings under the Corporate Revolver.

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

(4)                                 Represents payments for the period from July 1, 2013 through December 31, 2013.

(5)                                 Commitments calculated using a day rate of $595,000 and an estimated rig delivery date of August 1, 2014.

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

	July 1 Through December 31,	Years Ending December 31,					Liability Fair Value at June 30,
	2013(1)	2014	2015	2016	2017	Thereafter	2013
	(In thousands, except percentages)
Variable rate debt:
Facility(2)	$—	$34,759	$325,235	$35,272	$393,623	$111,111	$(900,000)
Weighted average interest rate (3)	3.54%	4.06%	4.63%	6.21%	7.30%	7.81%
Interest rate swaps:
Notional debt amount(4)	$—	$47,033	$16,875	$6,250	$—	$—	$(1,621)
Fixed rate payable		2.22%	2.22%	2.22%
Variable rate receivable(5)		0.60%	1.08%	1.77%
Notional debt amount(4)	$—	$47,033	$16,875	$6,250	$—	$—	$(1,727)
Fixed rate payable		2.31%	2.31%	2.31%
Variable rate receivable(5)		0.60%	1.08%	1.77%
Notional debt amount(4)	$—	$1,868	$—	$—	$—	$—	$(73)
Fixed rate payable		0.98%
Variable rate receivable(5)		0.53%
Notional debt amount(4)	$—	$38,434	$23,137	$—	$—	$—	$(451)
Fixed rate payable		1.34%	1.34%
Variable rate receivable(5)		0.60%	0.89%

(1)                                 The interest rate swaps’ variable rate receivable for the period July 1 through December 31, 2013 locked on June 26, 2013, therefore the notional amounts are not subject to changes in interest rates.

(2)                                 The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of June 30, 2013, there were no borrowings under the Corporate Revolver.

(3)                                 Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves plus applicable margin at the reporting date. Excludes commitment fees related to the Facility and Corporate Revolver.

(4)                                 Represents weighted average notional contract amounts of interest rate derivatives. In the final year of maturity, represents notional amount from January — June.

(5)                                 Based on implied forward rates in the yield curve at the reporting date.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2013, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

•                  the amount of collateral, if any, required to be posted from time to time in our hedging transactions;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2013:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2012	$(16,603)	$(5,939)	$(22,542)
Changes in contract fair value	2,535	50	2,585
Contract maturities (settlements)	13,127	2,017	15,144
Fair value of contracts outstanding as of June 30, 2013	$(941)	$(3,872)	$(4,813)

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of three-way collars.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2013:

			Weighted Average Dated Brent Price per Bbl				Asset (Liability) Fair Value at
Term	Type of Contract	MBbl	Deferred Premium	Floor	Ceiling	Call	June 30, 2013(1)(2)
2013:
July—December	Three-way collars	750	$4.82	$95.00	$105.00	$125.00	$(3,519)
July—December	Three-way collars	506	—	87.50	115.00	135.00	175
July—December	Three-way collars	500	—	90.00	115.39	135.00	313
July—December	Three-way collars	500	—	90.08	115.00	135.00	312
2014:
January—December	Three-way collars	1,500	1.22	85.00	115.00	140.00	716
January—December	Three-way collars	1,000	—	85.00	115.01	140.00	1,665

(1)                                 Fair values are based on the average forward Dated Brent oil prices on June 30, 2013 which by year are: 2013—$100.99 and 2014—$97.81. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on July 29, 2013 market quotes by year are: 2013—$106.05 and 2014—$101.67.

(2)                                 Excludes $0.6 million of cash settlements made on our three-way collars which were settled in the month subsequent to period end.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At June 30, 2013, we had indebtedness outstanding under the Facility of $900.0 million, of which $699.4 million bore interest at floating rates. The interest rate on this indebtedness as of June 30, 2013 was approximately 3.4%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $399.1 million of undrawn availability and $200.9 million of unavailable commitments under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of June 30, 2013, the fair market value of our interest rate swaps was a net liability of approximately $3.9 million. If LIBOR increased by 10%, we estimate the liability would decrease to approximately $3.7 million, and if LIBOR decreased by 10%, we estimate the liability would increase to approximately $4.0 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information.

There have been no material changes required to be reported under this Item that have not previously been disclosed in the annual report on Form 10-K, other than as follows:

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended June 30, 2013. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such periods. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended June 30, 2013, as the case may be, additional reportable transactions may be disclosed by such companies.

As of April 1, 2013, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 29% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held  approximately 36% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently have the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended June 30, 2013.

Disclosure relating to Blackstone and its affiliates

Blackstone also informed us of the information reproduced below (the “Hilton Disclosure”) regarding Hilton Worldwide, Inc. (“Hilton”), a company that may be considered one of Blackstone’s affiliates. Because both we and Hilton are controlled by Blackstone, we may be considered an “affiliate” of Hilton for the purposes of Section 13(r) of the Exchange Act.

Hilton Disclosure:

Quarter ended June 30, 2013

“As previously disclosed, during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury.  Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner’s account to the personal accounts of the employees at their chosen bank.  During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.

Also as previously disclosed, during the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. The rate agreement was terminated as of May 2, 2013. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the rate agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue and net profit received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $430.”

The Hilton Disclosure relates solely to activities conducted by Hilton and do not relate to any activities conducted by us. We have no involvement in or control over the activities of Hilton, any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of Hilton with respect to transactions with Iran, and we have not participated in the preparation of the Hilton Disclosure. We have not independently verified the Hilton Disclosure, are not representing to the accuracy or completeness of the Hilton Disclosure and undertake no obligation to correct or update the Hilton Disclosure.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	August 5, 2013	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number		Description of Document
10.1*

Multi-Currency Revolving Letter of Credit Facility Agreement , dated as of July 3, 2013, among Kosmos Energy Credit International, as the Original Borrower, Kosmos Energy Ltd., as the Original Guarantor, and Societe Generale, London Branch, as the Original Lender, Facility Agent, Security Agent and Account Bank.

10.2*		Charge on Cash Deposits and Account Bank Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International and Societe Generale, London Branch, as Security Agent and Account Bank.

10.3*+		Deepwater Drilling Unit Contract Agreement, dated as of June 9, 2013, between Kosmos Energy Ventures and Alpha Offshore Drilling Services Company.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith.

**                                  Furnished herewith.

+                                         Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.