Form 10-Q
period 2013-09-30
Kosmos Energy Ltd.
filed 2013-11-05
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Shares, $0.01 par value	387,559,187

Unless otherwise stated in this report, references to “Kosmos,” “we,” “us” or “the company” refer to Kosmos Energy Ltd. and its subsidiaries. We have provided definitions for some of the industry terms used in this report in the “Glossary and Selected Abbreviations” beginning on page 3.

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

“Farm-out”

An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash or for the assignee taking on a portion of the drilling costs of one or more specific wells and/or other work as a condition of the assignment.

“FPSO”	Floating production, storage and offloading vessel.

“Ghana Obligors”

Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Finance International, Kosmos Energy Development, Kosmos Energy Ghana HC and an “Obligor” from time to time, as defined under the Facility Agreement, as amended and restated.

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

“MBbl”	Thousand barrels of oil.

“Mcf”	Thousand cubic feet of natural gas.

“Mcfpd”	Thousand cubic feet per day of natural gas.

“MMBbl”	Million barrels of oil.

“MMBoe”	Million barrels of oil equivalent.

“MMcf”	Million cubic feet of natural gas.

“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.

“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$440,267	$515,164
Restricted cash	19,377	21,341
Receivables:
Joint interest billings	71,591	21,539
Oil sales	113,067	108,995
Other	4,995	3,682
Inventories	33,118	33,281
Prepaid expenses and other	11,596	10,470
Current deferred tax assets	14,515	34,585
Derivatives	917	1,061
Total current assets	709,443	750,118

Property and equipment:
Oil and gas properties, net	1,486,224	1,510,312
Other property, net	15,490	15,450
Property and equipment, net	1,501,714	1,525,762

Other assets:
Restricted cash	24,634	29,884
Deferred financing costs, net of accumulated amortization of $22,191 and $13,922 at September 30, 2013 and December 31, 2012, respectively	42,897	50,214
Long-term deferred tax assets	14,808	10,145
Derivatives	1,583	—
Total assets	$2,295,079	$2,366,123

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$98,818	$128,855
Accrued liabilities	115,866	41,021
Derivatives	9,458	20,377
Total current liabilities	224,142	190,253

Long-term liabilities:
Long-term debt	900,000	1,000,000
Derivatives	1,335	3,226
Asset retirement obligations	35,226	27,484
Deferred tax liability	145,193	104,137
Other long-term liabilities	18,886	12,117
Total long-term liabilities	1,100,640	1,146,964

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2013 and December 31, 2012	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,956,419 and 391,423,703 issued at September 30, 2013 and December 31, 2012, respectively	3,920	3,914
Additional paid-in capital	1,763,227	1,712,880
Accumulated deficit	(778,386)	(683,176)
Accumulated other comprehensive income	2,563	3,685
Treasury stock, at cost, 4,397,232 and 2,731,941 shares at September 30, 2013 and December 31, 2012, respectively	(21,027)	(8,397)
Total shareholders’ equity	970,297	1,028,906
Total liabilities and shareholders’ equity	$2,295,079	$2,366,123

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues and other income:
Oil and gas revenue	$215,169	$222,375	$636,648	$450,360
Interest income	77	137	191	1,165
Other income	133	725	708	930

Total revenues and other income	215,379	223,237	637,547	452,455

Costs and expenses:
Oil and gas production	32,576	44,873	79,651	71,791
Exploration expenses	78,038	38,127	194,384	96,134
General and administrative	35,646	39,898	118,787	112,558
Depletion and depreciation	58,367	63,794	175,578	128,442
Amortization—deferred financing costs	2,786	2,194	8,269	6,582
Interest expense	8,781	20,213	27,789	43,717
Derivatives, net	7,585	24,529	386	26,407
Other expenses, net	1,864	(64)	3,345	728

Total costs and expenses	225,643	233,564	608,189	486,359

Income (loss) before income taxes	(10,264)	(10,327)	29,358	(33,904)
Income tax expense	34,224	25,923	124,568	64,730

Net loss	$(44,488)	(36,250)	$(95,210)	(98,634)

Net loss per share:
Basic	$(0.12)	(0.10)	$(0.25)	(0.27)
Diluted	$(0.12)	(0.10)	$(0.25)	(0.27)

Weighted average number of shares used to compute net loss per share:
Basic	377,654	373,448	376,509	371,140
Diluted	377,654	373,448	376,509	371,140

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(44,488)	$(36,250)	$(95,210)	$(98,634)
Other comprehensive income (loss):
Reclassification adjustments for derivative (gains) losses included in net loss	(405)	(133)	(1,122)	295
Other comprehensive income (loss)	(405)	(133)	(1,122)	295
Comprehensive loss	$(44,893)	$(36,383)	$(96,332)	$(98,339)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2012	391,424	$3,914	$1,712,880	$(683,176)	$3,685	$(8,397)	$1,028,906
Equity-based compensation	—	—	50,792	—	—	—	50,792
Derivatives, net	—	—	—	—	(1,122)	—	(1,122)
Restricted stock awards and units	532	6	(6)	—	—	—	—
Restricted stock forfeitures	—	—	6	—	—	(6)	—
Purchase of treasury stock	—	—	(445)	—	—	(12,624)	(13,069)
Net loss	—	—	—	(95,210)	—	—	(95,210)
Balance as of September 30, 2013	391,956	$3,920	$1,763,227	$(778,386)	$2,563	$(21,027)	$970,297

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(95,210)	$(98,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	183,847	135,024
Deferred income taxes	62,757	51,867
Unsuccessful well costs	98,912	19,357
Change in fair value of derivatives	4,752	13,847
Cash settlements on derivatives	(18,658)	(18,755)
Equity-based compensation	50,792	58,215
Other	4,468	7,739
Changes in assets and liabilities:
(Increase) decrease in receivables	(56,725)	89,102
Increase in inventories	(2,419)	(7,812)
(Increase) decrease in prepaid expenses and other	(1,126)	4,112
Decrease in accounts payable	(30,037)	(127,025)
Increase in accrued liabilities	79,996	23,073
Net cash provided by operating activities	281,349	150,110

Investing activities
Oil and gas assets	(244,452)	(272,681)
Other property	(3,712)	(9,030)
Restricted cash	7,214	(23,089)
Net cash used in investing activities	(240,950)	(304,800)

Financing activities
Payment on long-term debt	(100,000)	(110,000)
Purchase of treasury stock	(13,069)	(8,378)
Deferred financing costs	(2,227)	(374)
Net cash used in financing activities	(115,296)	(118,752)

Net decrease in cash and cash equivalents	(74,897)	(273,442)
Cash and cash equivalents at beginning of period	515,164	673,092
Cash and cash equivalents at end of period	$440,267	$399,650

Supplemental cash flow information
Cash paid for:
Interest	$27,046	$30,247
Income taxes	$49,716	$16,620

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

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our asset portfolio includes existing production and other major project developments offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara) and Suriname. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are currently related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2013, the changes in the consolidated statements of shareholders’ equity for the nine months ended September 30, 2013, the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and consolidated cash flows for the nine months ended September 30, 2013 and 2012. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net loss, current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Restricted Cash

In accordance with our commercial debt facility, we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period. As of September 30, 2013 and December 31, 2012, we had $19.4 million and $21.3 million, respectively, in current restricted cash to meet this requirement. In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post letters of credit will be satisfied and the cash collateral will be released. As of September 30, 2013 and December 31, 2012, we had $24.6 million and $29.9 million, respectively, of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $32.3 million and $33.1 million of materials and supplies and $0.8 million and $0.2 million of hydrocarbons as of September 30, 2013 and December 31, 2012, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or market. Hydrocarbon inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Variable Interest Entity

Our wholly owned subsidiary, Kosmos Energy Finance International, is a variable interest entity (“VIE”). The Company is the primary beneficiary of this VIE, which is consolidated in these financial statements.

Kosmos Energy Finance International’s following assets and liabilities are shown separately on the face of the consolidated balance sheet as of September 30, 2013 and December 31, 2012: current restricted cash; long-term derivatives assets; long-term debt; and current and long-term derivatives liabilities. At September 30, 2013, Kosmos Energy Finance International had $36.9 million in cash and cash equivalents; $0.4 million in prepaid expenses and other; $0.9 million current derivative assets; $36.2 million deferred financing costs, net; $1.5 million in accrued liabilities and $7.6 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet. At December 31, 2012, Kosmos Energy Finance International had $118.8 million in cash and cash equivalents; $0.2 million in prepaid expenses and other; $42.2 million deferred financing costs, net; $0.5 million in accrued liabilities and $6.6 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet.

3. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Oil and gas properties:
Proved properties	$767,288	$682,276
Unproved properties	489,874	454,391
Support equipment and facilities	712,415	687,835
Total oil and gas properties	1,969,577	1,824,502
Less: accumulated depletion	(483,353)	(314,190)
Oil and gas properties, net	1,486,224	1,510,312

Other property	30,978	27,316
Less: accumulated depreciation	(15,488)	(11,866)
Other property, net	15,490	15,450

Property and equipment, net	$1,501,714	$1,525,762

We recorded depletion expense of $56.1 million and $61.9 million for the three months ended September 30, 2013 and 2012, respectively and $169.2 million and $123.3 million for the nine months ended September 30, 2013 and 2012, respectively.

4. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the nine months ended September 30, 2013. The table excludes $69.8 million in costs that were capitalized and subsequently expensed during the same period.

Nine Months Ended September 30, 2013
(In thousands)
Beginning balance	$372,492
Additions to capitalized exploratory well costs pending the determination of proved reserves	30,415
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(26,997)
Ending balance	$375,910

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2013	December 31, 2012
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$11,470	$106,635
Exploratory well costs capitalized for a period one to two years	228,842	179,933
Exploratory well costs capitalized for a period three to four years	135,598	85,924
Ending balance	$375,910	$372,492
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	8	7

As of September 30, 2013, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak-1, Teak-2 and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Tweneboa, Enyenra, Ntomme and Wawa discoveries in the Deepwater Tano (“DT”) Block, which are all in Ghana.

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

Akasa Discovery—We have performed a drill stem test and gauge installation on the discovery well and are currently drilling the Akasa-2A appraisal well (see Note 13—Subsequent Events). Following additional appraisal and evaluation, a decision regarding commerciality of the Akasa discovery is expected to be made by the WCTP Block partners in 2014. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

Tweneboa, Enyenra and Ntomme (“TEN”) Discoveries—In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells are designed as producers and the remainder are for water and gas injection to support ultimate field recoveries. The TEN project is expected to deliver first oil in 2016. The costs associated with the TEN development will remain as unproved property pending the determination of whether the discoveries are associated with proved reserves.

Wawa Discovery—We are currently reprocessing seismic data and plan to acquire a high resolution seismic survey over the discovery area in 2014. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery is expected to be made by the DT Block partners in 2014. Within six months of such declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

5. Accounts Payable and Accrued Liabilities

At September 30, 2013 and December 31, 2012, accounts payable of $98.8 million and $128.9 million, respectively, were recorded for invoices received but not paid. Accrued liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$65,561	$20,616
Accrued general and administrative expenses	14,896	5,089
Accrued taxes other than income	15,667	11,124
Accrued derivative settlements	1,465	—
Income taxes	18,277	4,192
	$115,866	$41,021

6. Debt

Facility

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility was syndicated to certain participants of the existing facilities, as well as new participants. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of an amendment in November 2012, the total commitments for the Facility were reduced to $1.5 billion.

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

In September 2013, as part of the normal borrowing base determination process, the availability under the facility was reduced by $89.6 million to $1.2 billion. As of September 30, 2013, borrowings under the Facility totaled $900.0 million, the undrawn availability under the Facility was $309.5 million, and there were no letters of credit drawn under the facility.

Corporate Revolver

In November 2012, we secured a revolving credit facility (the “Corporate Revolver”). In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. As of September 30, 2013, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. The LC Facility provides that we maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of September 30, 2013, there were four outstanding letters of credit totaling $29.0 million under the LC Facility.

At September 30, 2013, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	2013(1)	2014	2015	2016	2017	Thereafter
	(In thousands)
Facility(2)	$—	$—	$346,693	$149,428	$292,768	$111,111

(1)                                 Represents payments for the period October 1, 2013 through December 31, 2013.

(2)                                 The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of
September 30, 2013. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of September 30, 2013.

			Weighted Average Dated Brent Price per Bbl
Term(1)	Type of Contract	MBbl	Deferred Premium Receivable/ (Payable)	Floor	Ceiling	Call
2013:
October - December	Three-way collars	375	$(4.82)	$95.00	$105.00	$125.00
October - December	Three-way collars	253	—	87.50	115.00	135.00
October - December	Three-way collars	250	—	90.00	115.39	135.00
October - December	Three-way collars	250	—	90.08	115.00	135.00
2014:
January - December	Three-way collars	1,500	(1.22)	85.00	115.00	140.00
January - December	Three-way collars	1,000	—	85.00	115.01	140.00
January - December	Three-way collars	1,000	—	88.09	110.00	125.00
January - December	Three-way collars	1,500	1.15	90.00	113.00	135.00

(1)                                 In October 2013, we entered into put contracts for 1.7 MMBbl from January 2015 through December 2015 with a floor price of $85.00 per Bbl. The put contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $3.78 per Bbl.

Interest Rate Swaps Derivative Contracts

The following table summarizes our open interest rate swaps as of September 30, 2013, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
October 2013 — December 2013	$200,617	1.99%	6-month LIBOR
January 2014 — December 2014	133,434	1.99%	6-month LIBOR
January 2015 — December 2015	45,319	2.03%	6-month LIBOR
January 2016 — June 2016	12,500	2.27%	6-month LIBOR

The following tables disclose the Company’s derivative instruments as of September 30, 2013 and December 31, 2012 and gain/(loss) from derivatives during the three and nine months ended September 30, 2013 and 2012, respectively:

		Estimated Fair Value Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2013	2012
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$917	$1,061
Commodity(2)	Derivatives assets—long-term	1,583	—

Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(6,284)	(17,005)
Interest rate	Derivatives liabilities—current	(3,174)	(3,372)
Commodity(4)	Derivatives liabilities—long-term	(319)	(659)
Interest rate	Derivatives liabilities—long-term	(1,016)	(2,567)
Total derivatives not designated as hedging instruments		$(8,293)	$(22,542)

(1)                                 The commodity derivative asset represents $0.9 million of our oil derivative contracts as of September 30, 2013 and $1.1 million of our provisional oil sales contract as of December 31, 2012. Includes deferred premiums receivable of $1.1 million and zero related to commodity derivative contracts as of September 30, 2013 and December 31, 2012, respectively.

(2)                                 Includes deferred premiums receivable of $0.6 million related to commodity derivative contracts as of September 30, 2013.

(3)                                 Includes zero and $3.4 million, as of September 30, 2013 and December 31, 2012, respectively of cash settlements made on our commodity derivative contracts which were settled in the month subsequent to period end. Also, includes deferred premiums payable of $3.0 million and $7.6 million related to commodity derivative contracts as of September 30, 2013 and December 31, 2012, respectively.

(4)                                 Includes deferred premiums payable of $0.6 million and $2.4 million related to commodity derivative contracts as of September 30, 2013 and December 31, 2012, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Contract	Location of Gain/(Loss)	2013	2012	2013	2012
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$405	$133	$1,122	$(295)
Total derivatives in cash flow hedging relationships		$405	$133	$1,122	$(295)

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(554)	$11,494	$(5,220)	$15,221
Commodity	Derivatives, net	(7,585)	(24,529)	(386)	(26,407)
Interest rate	Interest expense	(318)	(931)	(268)	(2,366)
Total derivatives not designated as hedging instruments		$(8,457)	$(13,966)	$(5,874)	$(13,552)

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

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default.  As of September 30, 2013 and December 31, 2012, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, there were no material rights of offset available, if an event of default occurred, as of September 30, 2013 and December 31, 2012.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2013
Assets:
Commodity derivatives	$—	$2,500	$—	$2,500
Liabilities:
Commodity derivatives	—	(6,603)	—	(6,603)
Interest rate derivatives	—	(4,190)	—	(4,190)
Total	$—	$(8,293)	$—	$(8,293)

December 31, 2012
Assets:
Commodity derivatives	$—	$1,061	$—	$1,061
Liabilities:
Commodity derivatives	—	(17,664)	—	(17,664)
Interest rate derivatives	—	(5,939)	—	(5,939)
Total	$—	$(22,542)	$—	$(22,542)

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

9. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $13.8 million and $19.4 million during the three months ended September 30, 2013 and 2012, respectively, and $50.8 million and $58.2 million during the nine months ended September 30, 2013 and 2012, respectively. The tax benefit resulting from equity-based compensation expense for the three months ended September 30, 2013 and 2012 was $4.8 million and $6.7 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $17.4 million and $20.2 million, respectively. Additionally, we expensed a tax shortfall (the difference between the estimated tax deduction on the grant date and the actual tax deduction on the vest date) of $6.9 million and $7.4 million during the nine months ended September 30, 2013 and 2012, respectively. No shortfall occurred during the three months ended September 30, 2013 and 2012.

The following table reflects the outstanding restricted stock awards as of September 30, 2013:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2012	9,898	$16.92	3,534	$12.93
Granted	351	10.73	—	—
Forfeited	(462)	16.51	(93)	12.45
Vested	(3,358)	17.26	—	—
Outstanding at September 30, 2013	6,429	16.44	3,441	12.94

The following table reflects the outstanding restricted stock units as of September 30, 2013:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2012	1,023	$10.59	825	$15.81
Granted	1,512	10.80	1,074	15.44
Forfeited	(133)	10.53	(73)	15.74
Vested	(225)	10.51	—	—
Outstanding at September 30, 2013	2,177	10.75	1,826	15.60

As of September 30, 2013, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $144.7 million over a weighted average period of 2.20 years. At September 30, 2013, the Company had approximately 5.5 million shares that remain available for issuance under the LTIP.

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

10. Income Taxes

Income tax expense was $34.2 million and $25.9 million for the three months ended September 30, 2013 and 2012, respectively, and was $124.6 million and $64.7 million for the nine months ended September 30, 2013 and 2012, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Bermuda	$(5,880)	$(2,316)	$(19,320)	$(8,735)
United States	2,740	3,145	8,014	9,492
Foreign—other	(7,124)	(11,156)	40,664	(34,661)
Income (loss) before income taxes	$(10,264)	$(10,327)	$29,358	$(33,904)

Our effective tax rate for the three months ended September 30, 2013 and 2012 is (333)% and (251)%, respectively. For the nine months ended, September 30, 2013 and 2012, our effective tax rate is 424% and (191)%. The effective tax rate for the United States is approximately 42% and 43% for the three months ended September 30, 2013 and 2012, respectively, and 125% and 116% for the nine months ended September 30, 2013 and 2012, respectively. The high effective tax rates in the United States are due to the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 36% and 39% for the three months ended September 30, 2013 and 2012, respectively, and 36% and 37% for the nine months ended September 30, 2013 and 2012, respectively. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

As of September 30, 2013, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has not accrued any material amounts to date.

11. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(44,488)	$(36,250)	$(95,210)	$(98,634)
Less: Basic income allocable to participating securities(1)	—	—	—	—
Basic net income (loss) allocable to common shareholders	(44,488)	(36,250)	(95,210)	(98,634)
Diluted adjustments to income allocable to participating securities(1)	—	—	—	—
Diluted net income (loss) allocable to common shareholders	$(44,488)	$(36,250)	$(95,210)	$(98,634)
Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	377,654	373,448	376,509	371,140
Restricted stock awards and units(1)(2)	—	—	—	—
Diluted	377,654	373,448	376,509	371,140
Net income (loss) per share:
Basic	$(0.12)	$(0.10)	$(0.25)	$(0.27)
Diluted	$(0.12)	$(0.10)	$(0.25)	$(0.27)

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

(2)                                 We excluded outstanding restricted stock awards and units of 13.9 million and 17.1 million for the three months ended September 30, 2013 and 2012, respectively, and 13.9 million and 17.1 million for the nine months ended September 30, 2013 and 2012, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

The estimated future minimum commitments under this contract as of September 30, 2013, are:

	Payments Due By Year(1)
	Total	2013(2)	2014	2015	2016	2017	Thereafter
	(In thousands)

Atwood Achiever drilling rig contract (3)	$651,525	$—	$90,440	$217,175	$217,770	$126,140	$—

(1)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator, excludes commitments for development activities under our petroleum contracts where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts and farm-in agreements.

(2)                                 Represents payments for the period from October 1, 2013 through December 31, 2013.

(3)                                 Commitments calculated using a day rate of $595,000 and an estimated rig delivery date of August 1, 2014.

13. Subsequent Events

In October 2013, we entered into three farm-out agreements with BP plc (“BP”) covering three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP will acquire a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos’ share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. BP shall also pay $36.3 million for their share of past costs. Completion of the transactions is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira, Foum Assaka and Tarhazoute Offshore blocks, respectively, and we will remain the operator.

In October 2013, we entered into a farm-out agreement with Capricorn Exploration & Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”), covering the Cap Boujdour Contract Area, offshore Western Sahara. Under the terms of the agreement, Cairn will acquire a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Contract Area. Cairn will pay 150% of its share of costs of a 3D seismic survey and one exploration well capped at $125.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs. Completion of the transaction is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interest in the Cap Boujdour Contract Area will be 55.0% and we will remain the operator.

Drilling of the Akasa-2A appraisal well on the WCTP Block was completed in October 2013. The Akasa-2A appraisal well did not encounter oil or gas reserves sufficient to be utilized as a producing well. Accounting rules require that the costs associated with the Akasa-2A appraisal well be impaired, which are $11.5 million and included in exploration expenses in the accompanying consolidated statement of operations. We estimate we will incur an additional $8.9 million of related well costs, which will be expensed as incurred.

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

Overview

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our asset portfolio includes existing production and other major project developments offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara) and Suriname.

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

In September 2013, as part of the normal borrowing base determination process, the availability under the facility was reduced $89.6 million to $1.2 billion. As of September 30, 2013, borrowings under the Facility totaled $900.0 million, the undrawn availability under the Facility was $309.5 million and there were no letters of credit drawn under the facility.

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of September 30, 2013, there were four outstanding letters of credit totaling $29.0 million under the LC Facility.

Ghana

We previously received an approval for the Phase 1A PoD of the Jubilee Field, and production from Phase 1A commenced in late 2012. The Phase 1A program includes the drilling of up to eight additional wells consisting of up to five production wells and three water injection wells. Four wells, three producers and one injector, are online. Program execution is expected to be completed in the latter part of 2014.

Drilling of the Akasa-2A appraisal well on the WCTP Block was completed in October 2013. We believe that the well successfully identified the down dip water contact associated with the Akasa-1 discovery as intended. Should the Akasa discovery progress to a development, the Akasa-2A appraisal well is expected to be utilized in the development as a water injector well. However, since the Akasa-2A appraisal well did not encounter oil or gas reserves sufficient to be utilized as a producing well, accounting rules require that the costs associated with the Akasa-2A appraisal well be impaired. As such, $11.5 million is included in exploration expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2013. We estimate we will incur an additional $8.9 million of related well costs, which will be expensed as incurred.

Cameroon

In July 2013, we informed the government of Cameroon that we do not intend to enter into the next phase of our petroleum contracts in Cameroon and expect to relinquish our rights to the blocks.

Ireland

In July 2013, Ireland granted us Frontier Exploration Licenses 1-13, 2-13, and 3-13 pursuant to Licensing Options 11/5, 11/7 and 11/8. We commenced a 3D seismic program of approximately 5,000 square kilometers over these blocks in July 2013, which was completed in October 2013.

Mauritania

In June 2013, we commenced a 3D seismic program of approximately 10,300 square kilometers over portions of Blocks C8 and C12 which is expected to be completed in the fourth quarter of 2013.

Morocco

In January 2013, we closed on an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore Block from Canamens Energy Morocco SARL, one of our block partners. Certain governmental approvals and processes are still required to be completed before this acquisition is effective.

In August 2013, final government approvals and processes were completed for the acquisition of the additional 18.75% participating interest in the Foum Assaka Block in the Agadir Basin offshore Morocco from Pathfinder, a wholly owned subsidiary of Fastnet, one of our block partners.

In October 2013, Kosmos executed a petroleum agreement with the Office National des Hydrocarbures et des Mines (“ONHYM”), the national oil company of the Kingdom of Morocco, covering the Tarhazoute Offshore block, to which the Company previously held certain exploration rights under a 2011 reconnaissance contract. Under the terms of the petroleum contract, the Company is the operator of the Tarhazoute Offshore block. ONHYM holds a 25% carried interest in the block through the exploration period. The initial exploration period will last for two years and six months and will commence from the date specified in the exploration permits, which have yet to be finalized with the Government of Morocco and ONHYM. The exploration period may be extended for additional exploration extension periods of two years and six months and three years respectively. In the event of commercial success, the Company has the right to develop and produce oil or gas for a period of 25 years from the grant of an exploitation concession from the Government of Morocco, which may be extended for an additional period of 10 years under certain circumstances. The petroleum contract is subject to customary government approvals.

We are filing our new petroleum contract for the Tarhazoute Offshore block as well as our existing petroleum contracts to which we are a party and which have not otherwise been previously filed as exhibits to this Quarterly Report on Form 10-Q.

In October 2013, we entered into three farm-out agreements with BP plc (“BP”) covering three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP will acquire a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos’ share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. BP shall also pay $36.3 million for their share of past costs. Completion of the transactions is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira, Foum Assaka and Tarhazoute Offshore blocks, respectively, and we will remain the operator.

In October 2013, we entered into a farm-out agreement with Capricorn Exploration & Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”), covering the Cap Boujdour Contract Area, offshore Western Sahara. Under the terms of the agreement, Cairn will acquire a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Contract Area. Cairn will pay 150% of its share of costs of a 3D seismic survey and one exploration well capped at $125.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs. Completion of the transaction is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interest in the Cap Boujdour Contract Area will be 55.0% and we will remain the operator.

Suriname

In August 2013, we completed a 2D seismic program of approximately 1,400 line kilometers over a portion of Block 42, outside of the existing 3D seismic survey.

Results of Operations

All of our production-related results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three and nine months ended September 30, 2013 and 2012, are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,912	1,985	5,847	3,913

Revenues:
Oil sales	$215,169	$222,375	$636,648	$450,360
Average sales price per Bbl	112.52	112.01	108.88	115.08

Costs:
Oil production, excluding workovers	$13,026	$16,936	$39,145	$33,595
Oil production, workovers	19,550	27,937	40,506	38,196
Total oil production costs	$32,576	$44,873	$79,651	$71,791

Depletion	$56,094	$61,913	$169,163	$123,256

Average cost per Bbl:
Oil production, excluding workovers	$6.82	$8.53	$6.69	$8.58
Oil production, workovers	10.22	14.07	6.93	9.76
Total oil production costs	17.04	22.60	13.62	18.34

Depletion	29.33	31.18	28.93	31.50
Oil production cost and depletion costs	$46.37	$53.78	$42.55	$49.84

The following table shows the number of wells in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2013:

					Wells Suspended or
	Actively Drilling or Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
West Cape Three Points	1	0.31	—	—	8	2.47	—	—
Deepwater Tano	—	—	—	—	1	0.18	—	—
TEN	—	—	—	—	12	2.16	—	—
Jubilee Unit	—	—	1	0.24	—	—	1	0.24
Total	1	0.31	1	0.24	21	4.81	1	0.24

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$215,169	$222,375	$(7,206)
Interest income	77	137	(60)
Other income	133	725	(592)
Total revenues and other income	215,379	223,237	(7,858)
Costs and expenses:
Oil and gas production	32,576	44,873	(12,297)
Exploration expenses	78,038	38,127	39,911
General and administrative	35,646	39,898	(4,252)
Depletion and depreciation	58,367	63,794	(5,427)
Amortization—deferred financing costs	2,786	2,194	592
Interest expense	8,781	20,213	(11,432)
Derivatives, net	7,585	24,529	(16,944)
Other expenses, net	1,864	(64)	1,928
Total costs and expenses	225,643	233,564	(7,921)
Loss before income taxes	(10,264)	(10,327)	63
Income tax expense	34,224	25,923	8,301
Net loss	$(44,488)	$(36,250)	$(8,238)

Oil and gas revenue.  Oil and gas revenue decreased by $7.2 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease is primarily due to the slight decrease in sales volumes during the three months ended September 30, 2013 as compared to three months ended September 30, 2012.

Oil and gas production.  Oil and gas production costs decreased by $12.3 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease is primarily due to a reduction in well workover costs and non-routine operating costs in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Exploration expenses.  Exploration expenses increased by $39.9 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. During the three months ended September 30, 2013, we incurred $59.9 million for seismic costs primarily for Mauritania and Ireland and $13.2 million for unsuccessful well for the Ghana Akasa-2 appraisal well and the Cameroon Sipo-1 exploration well. During the three months ended September 30, 2012, we incurred $32.8 million for seismic costs primarily for Suriname.

General and administrative.  General and administrative costs decreased by $4.3 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Total non-cash general and administrative costs were $13.8 million and $19.4 million for the three months ended September 30, 2013 and 2012, respectively, which was primarily related to equity-based compensation.

Depletion and depreciation.  Depletion and depreciation decreased $5.4 million during the three months ended September 30, 2013, as compared with the three months ended September 30, 2012 primarily due to the slight decrease in barrels lifted.

Interest expense.  Interest expense decreased $11.4 million during the three months ended September 30, 2013, as compared with the three months ended September 30, 2012, primarily due to an accrual for transaction taxes during the three months ended September 30, 2012 and decreases in our outstanding debt balance and in the mark-to-market loss on our interest rate swaps during the three months ended September 30, 2013.

Derivatives, net.  During the three months ended September 30, 2013 and 2012, we recorded losses of $7.6 million and $24.5 million, respectively, on our outstanding hedge positions. The losses recorded were a result of an increase in oil prices during the respective periods.

Income tax expense.  The Company’s effective tax rates for the three months ended September 30, 2013 and 2012 were (333)% and (251)%, respectively. The large effective tax rates for the periods presented are due to losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $8.3 million during the three months ended September 30, 2013, as compared with September 30, 2012, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$636,648	$450,360	$186,288
Interest income	191	1,165	(974)
Other income	708	930	(222)
Total revenues and other income	637,547	452,455	185,092
Costs and expenses:
Oil and gas production	79,651	71,791	7,860
Exploration expenses	194,384	96,134	98,250
General and administrative	118,787	112,558	6,229
Depletion and depreciation	175,578	128,442	47,136
Amortization—deferred financing costs	8,269	6,582	1,687
Interest expense	27,789	43,717	(15,928)
Derivatives, net	386	26,407	(26,021)
Other expenses, net	3,345	728	2,617
Total costs and expenses	608,189	486,359	121,830
Income (loss) before income taxes	29,358	(33,904)	63,262
Income tax expense	124,568	64,730	59,838
Net loss	$(95,210)	$(98,634)	$3,424

Oil and gas revenue.  Oil and gas revenue increased $186.3 million during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. The increase is primarily due to having six liftings of oil during the nine months ended September 30, 2013 as compared to having four liftings of oil during the nine months ended September 30, 2012. This increase is partially offset by a lower realized price per barrel during the nine months ended September 30, 2013.

Oil and gas production.  Oil and gas production costs increased $7.9 million during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. The increase is primarily due to an increase in routine operating expenses related to the increase in production volumes and liftings during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. In addition, higher workover and rig equipment costs were incurred during 2013 as compared to 2012.

Exploration expenses.  Exploration expenses increased $98.3 million during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company incurred $97.2 million of unsuccessful well and other related costs primarily related to the Cameroon Sipo-1 exploration well, the Ghana Sapele-1 exploration well, and the Ghana Akasa-2 appraisal well and $84.9 million for seismic costs primarily for Mauritania, Ireland, Morocco and new ventures. During the nine months ended September 30, 2012, we incurred $66.2 million for seismic costs for Suriname, Morocco, Ghana and Cameroon and $19.4 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well.

General and administrative.  General and administrative costs increased $6.2 million during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, due to an increase in headcount. Total non-cash general and administrative costs were $50.8 million and $58.2 million for the nine months ended September 30, 2013 and 2012, respectively, which was primarily related to equity-based compensation.

Depletion and depreciation.  Depletion and depreciation increased $47.1 million during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. The increase is primarily due to depletion recognized related to the sale of six liftings of oil during the nine months ended September 30, 2013 as compared to four liftings of oil during the nine months ended September 30, 2012.

Interest expense.  Interest expense decreased $15.9 million during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, primarily due to reduced transaction taxes during the nine months ended September 30, 2012,  decreases in our outstanding debt balance and in the mark-to-market loss on our interest rate swaps during the nine months ended September 30, 2013.

Derivatives, net.  During the nine months ended September 30, 2013 and 2012, we recorded a loss of $0.4 million and $26.4 million, respectively, on our outstanding hedge positions. The losses recorded were a result of an increase in oil prices during the respective periods.

Income tax expense.  The Company’s effective tax rates for the nine months ended September 30, 2013 and 2012 were 424% and (191%), respectively. The large effective tax rates for the periods presented are due to losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits as well as losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $59.8 million during the nine months ended September 30, 2013, as compared with September 30, 2012, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and secured funding from issuances of equity and commercial debt facilities to meet our ongoing liquidity requirements.

Significant Sources of Capital

Facility

In March 2011, the Company secured a $2.0 billion commercial debt facility (the “Facility”) from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility was syndicated to certain participants of the existing facilities, as well as new participants. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of an amendment in November 2012, the total commitments for the Facility were reduced to $1.5 billion.

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

In September 2013, as part of the normal borrowing base determination process, the availability under the facility was reduced $89.6 million to $1.2 billion. As of September 30, 2013, borrowings under the Facility totaled $900.0 million, the undrawn availability under the Facility was $309.5 million and there were no letters of credit drawn under the facility.

Corporate Revolver

In November 2012, we secured the Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions. As of September 30, 2013, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving LC Facility. The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of September 30, 2013, there were four outstanding letters of credit totaling $29.0 million under the LC Facility.

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

2013 Capital Program

Our estimate for the 2013 capital program remains at $560.0 million. The 2013 capital expenditure budget consists of:

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

The following table presents our liquidity and financial position as of September 30, 2013:

September 30, 2013
(In thousands)
Cash and cash equivalents	$440,267
Drawings under the Facility	900,000
Net debt	459,733

Availability under the Facility	$309,504
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,049,771

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$281,349	$150,110
Investing activities	(240,950)	(304,800)
Financing activities	(115,296)	(118,752)

Operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2013 was $281.3 million compared with net cash provided by operating activities for the nine months ended September 30, 2012 of $150.1 million. The increase in cash provided by operating activities in the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to an increase in oil and gas revenues offset by a negative change in working capital items.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2013 was $241.0 million compared with net cash used in investing activities for the nine months ended September 30, 2012 of $304.8 million. The decrease in cash used in investing activities in the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily attributable to a decrease in expenditures for oil and gas assets and the release of restricted cash during 2013.

Financing activities.  Net cash used in financing activities for the nine months ended September 30, 2013 was $115.3 million compared with net cash used in financing activities for the nine months ended September 30, 2012 of $118.8 million. The cash used in financing activities in the nine months ended September 30, 2013 was consistent with the prior period.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2013:

	Payments Due By Year(3)
	Total	2013(4)	2014	2015	2016	2017	Thereafter
	(In thousands)
Facility(1)	$900,000	$—	$—	$346,693	$149,428	$292,768	$111,111
Interest payments on long-term debt(2)	147,468	11,237	47,858	39,494	25,167	21,957	1,755
Operating leases	22,205	1,562	4,306	3,502	3,158	3,223	6,454
Atwood Achiever drilling rig contract(5)	651,525	—	90,440	217,175	217,770	126,140	—

(1)                                 The estimated repayments of debt are based on the level of borrowings and the available borrowing base as of September 30, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2013, there were no borrowings under the Corporate Revolver.

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

(4)                                 Represents payments for the period from October 1, 2013 through December 31, 2013.

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

	October 1 Through December 31,	Years Ending December 31,					Liability Fair Value at September 30,
	2013(1)	2014	2015	2016	2017	Thereafter	2013
	(In thousands, except percentages)
Variable rate debt:
Facility(2)	$—	$—	$346,693	$149,428	$292,768	$111,111	$(900,000)
Weighted average interest rate(3)	3.43%	3.94%	4.56%	5.70%	7.05%	7.68%
Interest rate swaps:
Notional debt amount(4)	$—	$47,033	$16,875	$6,250	$—	$—	$(1,746)
Fixed rate payable		2.22%	2.22%	2.22%
Variable rate receivable(5)		0.47%	0.83%	1.46%
Notional debt amount(4)	$—	$47,033	$16,875	$6,250	$—	$—	$(1,846)
Fixed rate payable		2.31%	2.31%	2.31%
Variable rate receivable(5)		0.47%	0.83%	1.46%
Notional debt amount(4)	$—	$1,868	$—	$—	$—	$—	$(74)
Fixed rate payable		0.98%
Variable rate receivable(5)		0.53%
Notional debt amount(4)	$—	$38,434	$23,137	$—	$—	$—	$(524)
Fixed rate payable		1.34%	1.34%
Variable rate receivable(5)		0.47%	0.68%

(1)                                 The interest rate swaps’ variable rate receivable for the period October 1 through December 31, 2013 locked on June 26, 2013, therefore the notional amounts are not subject to changes in interest rates.

(2)                                 The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2013, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2013, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2013:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2012	$(16,603)	$(5,939)	$(22,542)
Changes in contract fair value	(5,606)	(268)	(5,874)
Contract maturities	18,106	2,017	20,123
Fair value of contracts outstanding as of September 30, 2013	$(4,103)	$(4,190)	$(8,293)

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of three-way collars.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2013:

			Weighted Average Dated Brent Price per Bbl
Term (1)	Type of Contract	MBbl	Deferred Premium Receivable/ (Payable)	Floor	Ceiling	Call	Asset (Liability) Fair Value at September 30, 2013(2)
2013:
October—December	Three-way collars	375	$(4.82)	$95.00	$105.00	$125.00	$(3,245)
October—December	Three-way collars	253	—	87.50	115.00	135.00	(115)
October—December	Three-way collars	250	—	90.00	115.39	135.00	(91)
October—December	Three-way collars	250	—	90.08	115.00	135.00	(102)
2014:
January—December	Three-way collars	1,500	(1.22)	85.00	115.00	140.00	(1,999)
January—December	Three-way collars	1,000	—	85.00	115.01	140.00	(131)
January—December	Three-way collars	1,000	—	88.09	110.00	125.00	(535)
January—December	Three-way collars	1,500	1.15	90.00	113.00	135.00	2,115

(1)                                 In October 2013, we entered into put contracts for 1.7 MMBbl from January 2015 through December 2015 with a floor price of $85.00 per Bbl. The put contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $3.78 per Bbl.

(2)                                 Fair values are based on the average forward Dated Brent oil prices on September 30, 2013 which by year are: 2013—$107.57, 2014—$102.77 and 2015 — $97.38. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on October 28, 2013 market quotes by year are: 2013—$109.05, 2014—$105.31 and 2015 — $99.30.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At September 30, 2013, we had indebtedness outstanding under the Facility of $900.0 million, of which $699.4 million bore interest at floating rates. The interest rate on this indebtedness as of September 30, 2013 was approximately 3.4%. If LIBOR changed by 10% at this level of floating rate debt, our cash paid for interest would increase or decrease by $0.1 million per year on the Facility. We pay commitment fees on the $309.5 million of undrawn availability and $290.5 million of unavailable commitments under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of September 30, 2013, the fair market value of our interest rate swaps was a net liability of approximately $4.2 million. If LIBOR increased by 10%, we estimate the liability would decrease to approximately $4.1 million, and if LIBOR decreased by 10%, we estimate the liability would increase to approximately $4.3 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended September 30, 2013. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended September 30, 2013, as the case may be, additional reportable transactions may be disclosed by such companies.

As of April 1, 2013, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 29% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone pursuant to which, among other things, Blackstone currently has the right to designate three members of our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended September 30, 2013.

Blackstone informed us of the information reproduced below (the “Travelport Disclosure”) regarding Travelport Limited (“Travelport”), a company that may be considered one of Blackstone’s affiliates. Because both we and Travelport are controlled by Blackstone, we may be considered an “affiliate” of Travelport for the purposes of Section 13(r) of the Exchange Act.

Travelport Disclosure:

Quarter ended September 30, 2013

“As part of our global business in the travel industry, we provide certain passenger travel related GDS and Airline IT Solutions services to Iran Air. We also provide certain Airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Quarter ended June 30, 2013

“As part of our global business in the travel industry, we provide certain passenger travel related GDS and airline IT Solutions services to Iran Air. We also provide certain airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Prior to and during the reporting period, we also provided airline IT Solutions services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.

The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2013 were approximately $248,000 and $176,000, respectively.”

The Travelport Disclosure relates solely to activities conducted by Travelport and do not relate to any activities conducted by us. We have no involvement in or control over the activities of Travelport, any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of Travelport with respect to transactions with Iran, and we have not participated in the preparation of the Travelport Disclosure. We have not independently verified the Travelport Disclosure, are not representing to the accuracy or completeness of the Travelport Disclosure and undertake no obligation to correct or update the Travelport Disclosure.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	November 5, 2013	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*

Multi-Currency Revolving Letter of Credit Facility Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International, as Original Borrower, Kosmos Energy Ltd., as Original Guarantor, and Societe Generale, London Branch, as Original Lender, Facility Agent, Security Agent and Account Bank.

10.2*	Charge on Cash Deposits and Account Bank Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International and Societe Generale, London Branch, as Security Agent.

10.3*	Letter of Resignation from John R. Kemp III, dated as of July 18, 2013.

10.4*	Amendment No. 2, effective as of January 1, 2013, to Consulting Agreement between Kosmos Energy Ltd. and John R. Kemp III

10.5*	Amendment No. 3, effective as of October 1, 2013, to Consulting Agreement between Kosmos Energy Ltd. and John R. Kemp III

10.6*	Offer Letter, dated November 22, 2011, between Kosmos Energy, LLC and Darrell McKenna

10.7*	Offer Letter, dated March 2, 2012, between Kosmos Energy, LLC and Tyner Gaston

10.8*	Offer Letter, dated May 16, 2012, between Kosmos Energy, LLC and Paul Nobel

10.9*	Form of RSU Award Agreement (Directors — Service-Vesting)

10.10*	Form of RSU Award Agreement (Employees —Service-Vesting)

10.11*	Form of RSU Award Agreement (Employees —Performance-Vesting)

10.12*

Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco, Kosmos Energy Deepwater Morocco and Canamens Energy Morocco SARL in the area of interest named “Essaouira Offshore” dated September 9, 2011

10.13*

Deed of Assignment in Petroleum Agreement for the Exploration for and Exploitation of Hydrocarbons in the zone of interest named “Essaouira Offshore” between Canamens Energy Morocco SARL and Kosmos Energy Deepwater Morocco dated December 19, 2012

10.14*

Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco, Kosmos Energy Deepwater Morocco and Pathfinder Hydrocarbon Ventures Limited in the area of interest named “Foum Assaka Offshore” dated May 4, 2011

10.15*

Deed of Assignment in Petroleum Agreement for the Exploration for and Exploitation of Hydrocarbons in the zone of interest named “Foum Assaka Offshore” between Pathfinder Hydrocarbon Ventures Limited and Kosmos Energy Deepwater Morocco dated June 11, 2012

10.16*

Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco and Kosmos Energy Deepwater Morocco in the area of interest named “Tarhazoute Offshore” dated October 10, 2013

10.17*	Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C8) dated April 5, 2012

10.18*	Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C12) dated April 5, 2012

10.19*	Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C13) dated April 5, 2012

10.20*

Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 42 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011

10.21*

Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 45 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011

10.22*	Deed of Assignment and Transfer relating to Blocks 42 and 45 Offshore Suriname between Kosmos Energy Suriname and Chevron Suriname Exploration Limited dated May 31, 2012

10.23*

Irish Continental Shelf — Petroleum Exploration License No. 1/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Antrim Exploration (Ireland) Ltd dated August 28, 2013

10.24*

Irish Continental Shelf — Petroleum Exploration License No. 2/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Europa Oil and Gas (Holdings) Plc. dated August 23, 2013

10.25*

Irish Continental Shelf — Petroleum Exploration License No. 3/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Europa Oil and Gas (Holdings) Plc. dated August 23, 2013

10.26*	Licensing Terms for Offshore Oil and Gas Exploration, Development and Production 2007, relating to the Petroleum Exploration Licenses No. 1/13, No. 2/13 and No. 3/13 offshore Ireland

10.27*

Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons between Office National Des Hydrocarbures Et Des Mines acting on behalf of the State and Kosmos Energy Offshore Morocco HC in the area of interest named “Cap Boujdour Offshore” dated July 7, 2011

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