Form 10-K
period 2013-12-31
Kosmos Energy Ltd.
filed 2014-02-24
CIK 1509991

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common shares held by non-affiliates, based on the per-share closing price of the registrant's common shares as of the last business day of the registrant's most recently completed second fiscal quarter was $951,286,205.

          The number of the registrant's Common Shares outstanding as of February 18, 2014 was 387,595,931.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III, Items 10-14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

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
"Farm-out"
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

"MBbl"	Thousand barrels of oil.
"Mcf"	Thousand cubic feet of natural gas.
"Mcfpd"	Thousand cubic feet per day of natural gas.
"MMBbl"	Million barrels of oil.
"MMBoe"	Million barrels of oil equivalent.
"MMcf"	Million cubic feet of natural gas.
"Natural gas liquid" or "NGL"	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
"Petroleum contract"	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
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
"Reconnaissance contract"
A contract in which the owner of hydrocarbons gives an E&P company rights to perform evaluation of existing data or potentially acquire additional data but does not convey an exclusive option to explore for, develop, and/or produce hydrocarbons from the lease area.
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

  •
  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Cameroon, Ireland, Mauritania, Morocco (including Western Sahara) or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

  •
  other competitive pressures;

  •
  potential liabilities inherent in oil and natural gas operations, including drilling and production risks and other operational and environmental hazards;

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

PART I

Item 1.    Business

General

        We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara) and Suriname. Kosmos is listed on the New York Stock Exchange ("NYSE") and is traded under the ticker symbol KOS.

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

        In the near-term, we are focused on maximizing production and cash flow from the Jubilee Field; developing the Tweneboa-Enyenra-Ntomme ("TEN") project which was approved by the Ministry of Energy in 2013; appraising our other discoveries in Ghana; and beginning a multi-year, exploration drilling program targeting several high impact opportunities.

Our Business Strategy

  Grow proved reserves and production through exploration, appraisal and development

        We plan to optimize production and further develop the Jubilee Field, bring the TEN development project to production and appraise the Mahogany, Teak, Akasa and Wawa discoveries. In May 2013, the government of Ghana approved the PoD over the TEN discoveries. The TEN project is expected to deliver first oil in 2016. In the event of a declaration of commerciality and approval of a plan of development over our Mahogany, Teak, Akasa and/or Wawa discoveries, we intend to develop these discoveries to grow proved reserves and production. We also plan to drill exploration prospects, with the intent to further grow proved reserves and production should discoveries be made.

  Successfully open and develop our offshore exploration plays

        We believe the prospects and leads potentially existing offshore Morocco, Mauritania, Suriname and Ireland provide a favorable opportunity to meaningfully create value. We anticipate drilling two to three play-opening exploratory wells per year in these basins beginning in 2014, depending on our analysis of seismic data covering the blocks, initial exploration drilling results and availability of drilling rigs and other required equipment and services. Depending on the results of these exploratory wells, additional wells may be drilled. Given the potential size of these prospects and leads, we believe that exploratory success in our operating areas could be significantly accretive to shareholder value.

  Apply our technically-driven culture, which fosters innovation and creativity, to continue our successful exploration and development program

        We differentiate ourselves from other E&P companies through our approach to exploration and development. Our geoscientists, petroleum engineers and development personnel are critical to the success of our business strategy. We have created an environment that enables them to focus their knowledge, skills and experience on finding and developing oil fields. Culturally, we have an open, team-oriented work environment that fosters both creative and contrarian thinking. This approach enables us to fully consider and understand both risk and reward, as well as deliberately and collectively pursue strategies that maximize value. We used this philosophy and approach to make discoveries in and produce from the Tano Basin offshore Ghana, a significant new petroleum system the industry previously did not consider either prospective or commercially viable.

  Focus on optimally developing our discoveries to initial production

        We focus on field developments designed to deliver early learnings and accelerate production. There are numerous benefits to pursuing a phased development to support our production growth plan. Importantly, a phased development strategy can provide for first oil production earlier than could otherwise be possible using traditional development techniques, which are disadvantaged by more time-consuming, costly and sequential appraisal and pre-development activities. In certain circumstances, we believe a phased approach can optimize full-field development through a better understanding of dynamic reservoir behavior and allows numerous activities to be performed in a parallel rather than a sequential manner. In contrast, a traditional development approach consists of full appraisal, conceptual engineering, preliminary engineering, detail engineering, procurement and fabrication of facilities, development drilling and installation of facilities for the full-field development, all performed in sequence, before first production is achieved. This adds considerably more time to the development timeline. A phased approach also refines the appraisal and development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phase are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves in the most economic manner. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phase of production to fund a portion of capital costs for subsequent phases.

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

  Identify, access and explore emerging regions and hydrocarbon plays

        Our management and exploration team has demonstrated an ability to identify regions and hydrocarbon plays that yield multiple large commercial discoveries. We will continue to use our systematic and proven geologically-focused approach to frontier and emerging petroleum systems where geological data suggests hydrocarbon accumulations are likely to exist, but where commercial discoveries have yet to be made. We believe this approach reduces the exploratory risk in poorly understood, under-explored or otherwise overlooked hydrocarbon basins that offer significant oil potential. This was the case with respect to the Late Cretaceous stratigraphy of West Africa, the niche in which we chose to initially focus. Many of our licenses share similar geologic characteristics focused on untested structural-stratigraphic traps. This exploration focus has proved successful, with the discovery of the Jubilee Field ushering in a new level of industry interest in Cretaceous petroleum systems across the Atlantic Margin, including play types that had previously been largely ignored. In addition, our exploration portfolio includes sub-salt plays, which has been the other recent successful play concept along the Atlantic Margin.

        This approach and focus, coupled with a first mover advantage and our management and technical teams' reputation and relationships, provide a competitive advantage in identifying and accessing new strategic growth opportunities. We expect to continue seeking new opportunities where oil has not been discovered or produced in meaningful quantities by leveraging the skills of our experienced technical team. This includes our existing areas of interest as well as selectively expanding our reach into other locations along the Atlantic Margin. We may farm-in to new venture opportunities to undertake exploration in emerging basins, new plays and fairways to enhance and optimize our portfolio.

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

        Once an area of interest has been identified, Kosmos targets licenses over the particular basin or fairway to achieve an early mover or in many cases a first-mover advantage. In terms of license selection, Kosmos targets specific regions that have sufficient size to provide scale should the exploration concept prove successful. Kosmos also looks for long-term contract duration to enable the "right" exploration program to be executed, play type diversity to provide multiple exploration concept options, prospect dependency to enhance the chance of replicating success and sufficiently attractive fiscal terms to maximize the commercial viability of discovered hydrocarbons.

Operations by Geographic Area

        We currently have operations in Africa, Europe and South America. Currently, all revenues are generated from our operations offshore Ghana.

  Ghana

        The West Cape Three Points Block ("WCTP Block") and Deepwater Tano Block ("DT Block") are located within the Tano Basin, offshore Ghana. This basin contains a proven world-class petroleum system as evidenced by our discoveries.

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

        The Tano Basin sediments comprise a thick Upper Cretaceous, deepwater turbidite sequence which, in combination with a modest Tertiary section, provided sufficient thickness to mature an early to mid-Cretaceous source rock in the central part of the Tano Basin. This well-defined reservoir and charge fairway forms the play which, when draped over the South Tano high (a structural high dipping into the basin), resulted in the formation of trapping geometries.

        The primary reservoir types consist of well imaged Turonian and Campanian aged submarine fans situated along the steeply dipping shelf margin and trapped in an up dip direction by thinning of the reservoir and/or faults. Many of our discoveries have similar trap geometries.

  Our Ghanaian Discoveries

        Information about our Ghanaian discoveries is summarized in the following table.

Discoveries	License	Kosmos Participating Interest	Block Operator(s)	Stage	Type	Expected Year of PoD Submission(11)
Ghana
Jubilee Field Phase 1 and Phase 1A(1)(2)	WCTP/DT(3)	24.0771%(5)	Tullow/Kosmos(7)	Production	Deepwater	2008/2011	(2)
Jubilee Field subsequent phases(1)	WCTP/DT(3)	24.0771%(5)	Tullow/Kosmos(7)	Development	Deepwater	2014	(8)
Mahogany	WCTP	30.8750%(4)	Kosmos	Appraisal	Deepwater	2015	(9)
Teak	WCTP	30.8750%(4)	Kosmos	Appraisal	Deepwater	2015	(9)
Akasa	WCTP	30.8750%(4)	Kosmos	Appraisal	Deepwater	2015	(9)
TEN	DT	17.0000%(6)	Tullow	Development	Deepwater	2012	(10)
Wawa	DT	18.0000%(4)	Tullow	Appraisal	Deepwater	2015

(1)
For information concerning our estimated proved reserves in the Jubilee Field as of December 31, 2013, see "—Our Reserves."

(2)
The Jubilee Phase 1 and Phase 1A PoDs were approved by Ghana's Ministry of Energy in 2009 and 2012, respectively. The Jubilee Phase 1 and Phase 1A PoDs detail the necessary wells and infrastructure to develop three of the reservoirs within the Jubilee Field. Oil production from the Jubilee Field offshore Ghana commenced in November 2010, and we received our first oil revenues in early 2011.

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

(6)
In February 2013, GNPC exercised its DT PA option, with respect to TEN, to acquire an additional paying interest of 5.0%. The TEN interest percentage gives effect to the exercise of such option. Our paying interest on development activities in TEN is 19%.

(7)
Kosmos is the Technical Operator and Tullow Ghana Limited, a subsidiary of Tullow Oil plc ("Tullow"), is the Unit Operator of the Jubilee Unit. See "—Significant License Agreements—Jubilee Field Unitization."

(8)
We submitted the Jubilee Full Field Development Plan ("JFFDP") to Ghana's Minister of Energy in December 2012 and subsequently withdrew based on discussions with the government of Ghana. A PoD providing for development of the next phase within the Jubilee Field is expected to be submitted during 2014, although we can give no assurance that such approvals will be forthcoming in a timely manner or at all.

(9)
Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the WCTP PA Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD and the Cedrela Notice of Force Majeure, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries. As a result of the settlement, a portion of the WCTP PA area which contained the Cedrela prospect has been relinquished.

(10)
The DT Block partners submitted a declaration of commerciality and a PoD to Ghana's Ministry of Energy in November 2012. In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN will include the drilling and completion of up to 24 development wells; half of the wells are designed as producers and the remainder as water or gas injectors to support ultimate field recoveries. The TEN project is expected to deliver first oil in 2016.

(11)
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

    Jubilee Discovery

          The Jubilee Field was discovered by Kosmos in 2007 within the WCTP Block. An appraisal well was subsequently drilled in the offsetting DT Block, confirming a large accumulation of oil underlying areas within both blocks. The Jubilee Field is located approximately 37 miles (60 kilometers) offshore Ghana in water depths of 3,250 to 5,800 feet (991 to 1,707 meters). Pursuant to the terms of the UUOA, the discovery area was unitized for purposes of joint development by the WCTP and DT Block participating interest holders. The UUOA specifies a split operatorship role. Kosmos was the Technical Operator for Development and Tullow was designated as the Unit Operator. The initial tract participations were 50% for each block. Pursuant to the terms of the Jubilee Field UUOA, the percentage is subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Jubilee Unit Interest may call for a second redetermination after December 1, 2013. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow's acquisition of EO Group Limited ("EO Group")—see "Item 8. Financial Statements and Supplementary Data—Note 4—Joint Interest Billings") to 24.07710%. See "Item 1A. Risk Factors—The unit partners' respective interests in the Jubilee Unit are subject to redetermination and our interests in such unit may decrease as a result."

          The Jubilee Field is a combination structural-stratigraphic trap with reservoir intervals consisting of a series of stacked Upper Cretaceous Turonian-aged, deepwater turbidite fan lobe and channel deposits.

          The location of the Jubilee Field led to the decision to implement an FPSO based development plan. The FPSO is designed to provide water and natural gas injection to support reservoir pressure and to process and store oil. The Phase 1 development focused on partial development of certain reservoirs in the Jubilee Field. The Kosmos-led integrated project team successfully executed an initial 17 well development plan, which included nine producing wells, six water injection wells and two natural gas injection wells, the "Kwame Nkrumah" FPSO and subsea infrastructure. This initial phase provided infrastructure capacity for additional production and injection wells that could potentially be drilled in future phases of development. Future phases include the further development of the two existing producing reservoirs and development of the three remaining reservoirs to maximize ultimate recovery and asset value.

          Production from the Phase 1 development commenced in November 2010, with Kosmos' first lifting in early 2011. As production from the field grew through 2011, certain near-wellbore productivity issues were identified, impacting several of the Phase 1 production wells. The Jubilee Unit partners identified a means of successfully mitigating the near-wellbore productivity issues experienced in the Jubilee production wells through stimulation treatments. We received approval for the Phase 1A PoD of the Jubilee Field and production from Phase 1A development commenced in late 2012. The Phase 1A development includes the drilling of up to eight additional wells consisting of up to five production wells and three water injection wells. Five wells (three producers and two water injection wells) are online. Program execution is expected to be completed in 2014.

          The Government of Ghana is in the process of completing the construction and connection of a gas pipeline from the Jubilee Field to transport natural gas to the mainland for processing and sale; however, to date, the construction of the pipeline and the onshore plant has not been completed and the Company is presently unable to predict with certainty when completion will occur, as several previous completion dates have passed. In the absence of a pipeline to remove large quantities of natural gas from the Jubilee Field in order to maximize production levels it is anticipated that we will need to flare such natural gas. Currently, we have not been issued an amended permit from the Ghana Environmental Protection Agency ("Ghana EPA") to flare natural gas produced from the Jubilee Field in substantial quantities. If we are unable to resolve issues related to the continuous removal of associated natural gas in large quantities from the Jubilee Field, our oil production will be negatively impacted. See "Risk Factors—Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our oil and natural gas production."

          During 2013, we experienced mechanical issues in the Jubilee Field, including failures of our water injection facilities on the FPSO and water and gas injection wells. This equipment downtime negatively impacted oil production during the year.

          Oil production from the Jubilee Field averaged approximately 97,500 barrels of oil per day during 2013. We submitted the JFFDP to Ghana's Minister of Energy in December 2012 and subsequently withdrew based on discussions with the government of Ghana. A PoD providing for development of the next phase within the Jubilee Field is expected to be submitted during 2014, although we can give no assurance that such approvals will be forthcoming in a timely manner or at all.

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

          Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the WCTP PA Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD and the Cedrela Notice of Force Majeure, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries. As a result of the settlement, a portion of the WCTP PA area which contained the Cedrela prospect has been relinquished.

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

          The Akasa discovery is located in the western portion of the WCTP Block approximately 31 miles (50 kilometers) offshore Ghana in water depths of approximately 3,200 to 5,050 feet (950 to 1,550 meters). The discovery is southeast of the Jubilee Field. We believe the target reservoirs are channels and lobes that are stratigraphically trapped. The Akasa-1 well intersected oil bearing reservoirs in the Turonian zones. We believe that the Akasa-2A appraisal well successfully identified the down dip water contact associated with the Akasa-1 discovery as intended. Should the Akasa discovery progress to a development, the Akasa-2A appraisal well is expected to be utilized in the development as a water injection well. However, since the Akasa-2A appraisal well did not encounter oil or gas reserves sufficient to be utilized as a producing well, accounting rules require that the costs associated with the Akasa-2A appraisal well be impaired. Fluid samples recovered from the well indicate an oil gravity of 38 degrees API.

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

          Kosmos is the operator of the WCTP Block and holds a 30.875% participating interest. The WCTP PA, which governs our activities related to the WCTP Block, and for commercial development areas, has a duration of 30 years from its effective date of July 22, 2004; however, in July 2011, at the end of the seven-year exploration phase, parts of the WCTP Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished ("WCTP Relinquishment Area"). Our existing discoveries within the WCTP Block (Akasa, Mahogany and Teak) have not been relinquished, as the WCTP PA remains in effect after the end of the exploration phase for these areas while commerciality is being established. Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the WCTP PA Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD and the Cedrela Notice of Force Majeure, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries. As a result of the settlement, a portion of the WCTP PA area which contained the Cedrela prospect has been relinquished.

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

          The Enyenra discovery is located in the Western portion of the DT Block. The field is approximately 28 miles (45 kilometers) offshore Ghana in water depths of approximately 3,300 to 5,000 feet (1,000 to 1,500 meters). We believe the field is primarily a stratigraphic trap with reservoir intervals contained within a series of stacked Upper Cretaceous Turonian-aged, deepwater channel deposits. The Owo-1, Owo-1 ST1, Owo-1RA, Enyenra-2A, Enyenra-3A, Enyenra-4A and Enyenra-6A wells have intersected multiple oil and natural gas condensate bearing reservoirs in a Turonian turbidite sequence. Fluid samples recovered from the wells indicate an approximate oil gravity of 32 degrees API, and a natural gas condensate gravity of between 42 and 48 degrees API. We believe Enyenra is predominantly an oil accumulation.

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

          In November 2012, we submitted a declaration of commerciality and PoD over the TEN discoveries (includes Tweneboa, Enyenra and Ntomme). In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells designed as producers and the remainder as water or gas injectors to support ultimate field recoveries. The TEN development is expected to deliver first oil in 2016. Future development of gas resources at TEN is anticipated following the commencement of oil startup.

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

          Kosmos holds a non-operated 18.0% participating interest in the DT Block. The DT PA, which governs our activities relating to the DT Block and for commercial development areas therein, has a duration of 30 years from its effective date of July 19, 2006. The seven-year exploration phase of the DT PA expired in January 2013. Our existing discoveries within the DT Block (Tweneboa, Enyenra, Ntomme and Wawa) are not subject to relinquishment upon expiration of the exploration phase of the DT PA, as the DT PA remains in effect after the end of the exploration phase for these areas while commerciality is being determined.

  Ireland

        We have identified the Porcupine Basin Offshore Ireland as an underexplored basin with the potential for large oil hydrocarbon accumulations in our core Cretaceous stratigraphic play concept.

        The Porcupine Basin is a Jurassic aged rift basin located on the eastern Atlantic margin offshore Southwest Ireland. Previous exploration was focused on Jurassic and Tertiary aged sandstones located in the shallow water portions of the basin. These wells encountered Jurassic, Cretaceous and Tertiary reservoirs, Jurassic source rocks and oil and gas; however, no commercial developments have taken place in the basin. We have identified a number of geologic features of Cretaceous age on vintage 2D seismic data which have play potential similar to the features identified in our Atlantic Margin acreage.

        In April 2013, we entered into a farm-in agreement with Antrim Energy Inc. ("Antrim"), whereby we acquired a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, we reimbursed a portion of previously-incurred exploration costs and are paying the partner's share of 3D seismic costs.

        In April 2013, we entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc ("Europa"), whereby we acquired an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, we reimbursed a portion of previously-incurred exploration costs and are paying the partner's share of 3D seismic costs. Contingent upon an election by us and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, we will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block.

        In July 2013, Ireland granted us Frontier Exploration Licenses 1-13, 2-13, and 3-13 pursuant to Licensing Options 11/5, 11/7 and 11/8. The term of each contract is 15 years unless surrendered or revoked, and is divided into an initial phase of three years, and three subsequent phases of four years each. Relinquishment of 25% of the existing area is required at the end of the first phase and 50% of the existing area at the end of the second phase. Three months before the end of each phase, we must propose a work program for the subsequent phase for the approval of the Minister of Communications, Energy and Natural Resources. The second phase work program must include an exploration well. The contract area must be surrendered if a second exploration well has not been commenced by the end of the third phase. Upon entering these Frontier Exploration Licenses, we and the other block partners relinquished approximately 25% of the acreage covered by the Licensing Options.

        We completed a 3D seismic data acquisition program of approximately 5,000 square kilometers over these blocks and in the surrounding area in October 2013. The processing of this seismic data is expected to be completed in 2014.

        We are currently assessing prospectivity on license areas in Ireland, and accordingly information concerning prospects, if any, on such recently acquired license areas is not yet available. We currently are, and plan to continue, processing seismic information to assess the prospectivity for these license areas.

  Mauritania

        In June 2012, we successfully acquired three new petroleum contracts offshore Mauritania. The new petroleum contracts are Offshore Blocks C8, C12 and C13. We are the operator and hold a 90% participating interest in all blocks. The initial period of each contract is four years and may be extended to June 2022 at our election if certain requirements are met. We are currently in the first exploration period of the blocks, expiring in June 2016. In the event of commercial success, we have the right to develop and produce oil for 25 years and gas for 30 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        Offshore Blocks C8, C12 and C13 are located on the western margin of the Mauritania Salt Basin. The blocks are adjacent to a proven petroleum system with the primary targets being Cretaceous sediments in structural and stratigraphic traps. Available geologic and geophysical data has led to the interpretation and mapping of possible Cretaceous basin floor fans in possible trapping geometries outboard of the Salt Basin. The Cretaceous source rocks penetrated by wells and typed to oils in the Mauritania Salt Basin are believed to be the same age as those which charge other oil and gas fields in the Late Cretaceous of West Africa.

        Mauritania is located in Northwest Africa and its continental shelf is part of the Mauritania-Senegal-Guinea Bissau (MSGBC) Atlantic margin basin. This is a Triassic salt basin which formed at the onset of rifting and contains an overlying Jurassic, Cretaceous and Tertiary passive margin sequence of limestones, sandstone and shales.

        A number of exploration wells have been drilled in shallow to moderate water depths in the basin and have resulted in oil and gas discoveries in both Tertiary and Cretaceous aged features. One of these, the Chinguetti Field is currently producing.

        Our acreage is located outboard of the producing area in three licenses which vary in water depth from 1,500 to 3,000 meters. These blocks cover an aggregate area of approximately 6.6 million acres and are focused beyond the edge of the salt province on the basin floor where potentially reservoir bearing Mid to Late Cretaceous aged stratigraphy has been identified on vintage 2D seismic data in areas where there is evidence for trapping geometries. Our understanding of the blocks will be refined with additional seismic data acquisition over the areas where a number of leads with considerable petroleum potential have been identified.

        In May 2013, we completed a 2D seismic data acquisition program on approximately 6,000 line-kilometers, covering Blocks C8, C12 and C13. In November 2013, we completed a 3D seismic program of approximately 10,300 square kilometers over portions of Blocks C8 and C12. Processing of this seismic data is expected to be completed in 2014.

        We are currently assessing prospectivity on license areas in Mauritania, and accordingly information concerning prospects, if any, on such recently acquired license areas is not yet available. We currently are, and plan to continue, processing seismic information to assess the prospectivity for these license areas.

  Morocco (including Western Sahara)

        During 2011, we acquired two new petroleum contracts, renewed an existing petroleum contract and acquired a new reconnaissance contract (which was subsequently converted to a new petroleum contract) in Morocco. Our petroleum contracts include the Cap Boujdour Offshore block, which is within the Aaiun Basin, and the Essaouira Offshore block, the Foum Assaka Offshore block and the Tarhazoute Offshore block, which are within the Agadir Basin. We are the operator of these petroleum contracts and our initial participating interests were 75%, 37.5%, 37.5% and 75% for the Cap Boujdour Offshore block, the Essaouira Offshore block, the Foum Assaka Offshore block and the Tarhazoute Offshore block, respectively.

  Aaiun Basin

        The Cap Boujdour Offshore block is located within the Aaiun Basin, along the Atlantic passive margin and covers a high-graded area within the original Boujdour Offshore block which expired in February 2011. Detailed seismic sequence analysis suggests the possible existence of stacked deepwater turbidite systems throughout the region. The scale of the license area has allowed us to identify distinct exploration fairways in this block, which provide substantial exploration opportunities. The main play elements of the prospectivity within the Cap Boujdour Offshore block consist of a Late Jurassic source rock, charging Early to Mid Cretaceous deepwater sandstones trapped in a number of different structural trends. In the inboard area a number of three-way fault closures are present which contain Early to Mid Cretaceous sandstone sequences some of which have been penetrated in wells on the continental shelf. Outboard of these fault trap trends, large four-way closure and combination structural stratigraphic traps are present in discrete northeast to southwest trending structurally defined fairways.

        We are the operator of the Cap Boujdour Offshore block. We are currently in the first exploration period, which was recently extended to March 2014. The exploration phase may be extended up to eight years from the September 2011 effective date, or to September 2019. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        In October 2013, we entered into a farm-out agreement with Capricorn Exploration & Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC ("Cairn"), covering the Cap Boujdour Offshore block, offshore Western Sahara. Under the terms of the agreement, Cairn will acquire a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Offshore block. Cairn will pay 150% of its share of costs of a 3D seismic survey capped at $25.0 million and one exploration well capped at $100.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs and, upon close of the transaction, $0.6 million for their share of costs incurred from the effective date of the contract through December 31, 2013. Completion of the transaction is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interest in the Cap Boujdour Offshore block will be 55.0% and we will remain the operator.

  Agadir Basin

        We are the operator of the Foum Assaka Offshore, Essaouira Offshore and Tarhazoute Offshore blocks, which are located in the Agadir Basin. A working petroleum system has been established in the onshore area of the Agadir Basin based on onshore and shallow offshore wells. Existing well data and geological and geochemical studies have demonstrated the presence of Cretaceous source rocks in the acreage. Onshore production suggests that possible Jurassic source rocks are also present in the offshore Agadir Basin. The offshore Agadir Basin sediments are interpreted to comprise thick sequences of Lower to Upper Cretaceous age formations consisting of deep water channels and lobes. The interpreted prospects' trapping styles are varied and include pre-salt ponded slope fans, salt domes, salt cored anticlines and sub-salt structures.

        In January 2013, we closed on an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore block from Canamens Energy Morocco SARL, one of our block partners. Governmental approvals and processes for this acquisition were finalized in November 2013.

        In August 2013, final government approvals and processes were completed for the acquisition of an additional 18.75% participating interest in the Foum Assaka block in the Agadir Basin offshore Morocco from Pathfinder Hydrocarbon Ventures Limited ("Pathfinder"), a wholly owned subsidiary of Fastnet Oil and Gas plc ("Fastnet"), one of our block partners.

        In October 2013, we entered into three farm-out agreements with BP plc ("BP") covering our three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP will acquire a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos' share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. Upon close of the transaction, BP shall also pay $36.3 million for their share of past costs and $8.9 million for their portion of shared costs incurred from the effective date of the contract through December 31, 2013. Completion of the transactions is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we will remain the operator.

        We have recently completed interpretation of approximately 7,800 square kilometers of new and reprocessed 3D seismic data in our Foum Assaka Offshore and Essaouira Offshore blocks. During 2014, we plan to begin a seismic data acquisition program over the Tarhazoute Offshore and Essaouira Offshore blocks. We have identified numerous prospects in the Foum Assaka Offshore and Essaouira Offshore blocks. We plan to drill the FA-1 exploration well on the Eagle prospect during 2014.

        The Foum Assaka Offshore block is currently in the first extension period of the exploration permit, which is for two and one-half years from its effective date (January 1, 2014) ending in June 2016. The exploration phase may be extended to July 2019 at our election. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        The Essaouira Offshore block is currently in the first exploration period, which is for two and one-half years from its effective date (November 8, 2011) ending in May 2014. The exploration phase may be extended to November 2019 at our election. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        In October 2013, Kosmos executed a petroleum agreement with the Office National des Hydrocarbures et des Mines ("ONHYM"), the national oil company of the Kingdom of Morocco, covering the Tarhazoute Offshore block, to which the Company previously held certain exploration rights under a 2011 reconnaissance contract. Under the terms of the petroleum contract, the Company is the operator of the Tarhazoute Offshore block. ONHYM holds a 25% carried interest in the block through the exploration period. The Tarhazoute Offshore block is currently in the first exploration period, which is for two and one-half years from its effective date (December 9, 2013) ending in June 2016. The exploration phase may be extended for a total duration of eight years at our election and subject to our fulfilling specific work obligations, which include acquisition of 3D seismic data during the first period and drilling an exploration well in each of the subsequent periods. In the event of commercial success, the Company has the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation concession from the Government of Morocco, which may be extended for an additional period of 10 years under certain circumstances.

        We are currently assessing prospectivity on the Tarhazoute Offshore block in Morocco, and accordingly information concerning prospects, if any, on such recently acquired license areas is not yet available. We currently are, and plan to continue, processing seismic information to assess the prospectivity for these license areas.

  Suriname

        Our blocks in Suriname are located within the Guyana-Suriname Basin, along the Atlantic transform margin of northern South America. The basin resulted from rock deformation caused by tensional forces associated with the opening of the Atlantic Ocean, as South America separated from Africa in the mid-Cretaceous period. This basin has experienced the same geologic forces which occurred along the transform margin of Africa. Therefore, we believe the basin's petroleum system to be analogous to petroleum systems seen in West Africa. A petroleum system in Suriname has been proven by the presence of onshore producing fields.

        We believe the play types offshore Suriname are relatively similar to those offshore West Africa and may contain subtle stratigraphic traps similar to those discovered offshore Ghana in the Jubilee field. Target reservoirs are Upper and Middle Cretaceous age basin floor fans and mid-slope channel sands which may have good lateral continuity. The Tambaredjo and Calcutta Fields onshore Suriname demonstrate that a working petroleum system exists in the area. Geological and geochemical studies suggest the hydrocarbons in these fields were generated in source rocks located in the offshore basin. The source rocks are believed to be similar in age to those which charged some of the fields offshore West Africa. Suriname lies on the Atlantic transform margin of South America located between Guyana and French Guyana. The deep water basin is subdivided by the Demerara high, a platform area which separates the Suriname deep water basin from the French Guyana Basin where the recent Zaedyus oil discovery was made in Late Cretaceous sandstones in a stratigraphic trap. Block 42 and Block 45 sit in the deep water area west of the Demerara Platform in the center of a thick Cretaceous and Tertiary succession associated with the post rift subsidence of the Atlantic continental margin.

        A number of onshore and shelf wells have encountered oil and, as previously noted, the Tamberedjo and Calcutta fields are currently producing. These fields are believed to be sourced from deep water Cretaceous source rocks. Seismic evidence suggests thick Late Cretaceous and Tertiary reservoir systems have been deposited in the deep water area and this stratigraphy may contain stratigraphic and structural trapping geometries analogous to both the Zaedyus and Jubilee discoveries.

        During 2012, we completed a 3D seismic data acquisition program which covered approximately 3,900 square kilometers of portions of Block 42 and Block 45 offshore Suriname. In August 2013, we completed a 2D seismic program of approximately 1,400 line kilometers over a portion of Block 42, outside of the existing 3D seismic survey. The processing of these seismic data programs is expected to be completed by mid-2014.

        The initial period for Block 42 offshore Suriname is for four years from its effective date (December 13, 2011). The Block 42 exploration phase may be extended to December 2020 at our election. We are currently in the first exploration period ending on December 12, 2015. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.

        The initial period for Block 45 offshore Suriname is for three years from its effective date (December 13, 2011). The Block 45 exploration phase may be extended to December 2018 at our election. We are currently in the first exploration period ending on December 12, 2014. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.w

        We have petroleum contracts covering Block 42 and Block 45 offshore Suriname. In November 2012, we finalized the assignment of a 50% participating interest in Block 42 and Block 45 to Chevron Global Energy Inc. ("Chevron") reducing our original interest from 100%. We retain a 50% participating interest in the blocks and remain the operator for the exploration phase of the petroleum contracts.

        We are currently assessing prospectivity on license areas in Suriname, and accordingly information concerning prospects, if any, on such recently acquired license areas is not yet available. We currently are, and plan to continue, processing seismic information to assess the prospectivity for these license areas.

Our Reserves

        The following table sets forth summary information about our estimated proved reserves as of December 31, 2013. See "Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)" for additional information.

        All of our estimated proved reserves as of December 31, 2013, 2012 and 2011 were associated with our Jubilee Field in Ghana.

Summary of Oil and Gas Reserves

	2013 Net Proved Reserves(1)			2012 Net Proved Reserves(1)			2011 Net Proved Reserves(1)
	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed	36	10	38	32	9	33	23	16	26
Proved undeveloped	9	1	9	10	1	10	25	8	26

Total	45	11	47	42	9	43	47	24	51

(1)
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

        Changes for the year ended December 31, 2013, include an increase of 11 MMBbl of proved reserves as a result of drilling and reservoir performance, which is partially offset by 8 MMBbl of production during 2013. During 2013, approximately 1 MMBbl of proved undeveloped reserves from December 31, 2012 converted to proved developed reserves as of December 31, 2013. During the year ended December 31, 2013, we incurred $116.6 million of capital expenditures related to the Jubilee Field Phase 1A development.

        Changes for the year ended December 31, 2012, include a reclassification of 15 MMBbl of proved undeveloped reserves to proved developed reserves related to the successful remediation efforts in treating the near wellbore productivity issues on certain of the producing wells in the Jubilee Field and continued field developmental drilling through the Phase 1A development of the Jubilee Field. These successful remediation efforts reduced the number of future drilling locations for the Jubilee Field (which included drilling locations related to our proved undeveloped reserves) and, as a result, approximately 5 MMBbl of proved undeveloped reserves from December 31, 2011 converted to proved developed reserves as of December 31, 2012. Additional changes include a decrease of 14 Bcf in proved gas reserves due to a decrease in our estimate of fuel gas which will be utilized for operating the FPSO. As a result of progress on the Phase 1A development, approximately 10 MMBbl of proved undeveloped reserves from December 31, 2011 converted to proved developed reserves as of December 31, 2012. During the year ended December 31, 2012, we incurred $163.7 million of capital expenditures related to Phase 1A.

        Changes for the year ended December 31, 2011, include an increase of 8 MMBbl of proved undeveloped oil reserves due to the reclassification of some of the proved developed producing volumes to proved undeveloped for volumes related to the remediation efforts to mitigate the near wellbore productivity issues on certain of the producing wells in the Jubilee Field and an increase in our Jubilee Field unit interest. Additional changes include an increase of 4 Bcf in proved undeveloped gas reserves due to an increase in our Jubilee Field unit interest (see "Item 8. Financial Statements and Supplementary Data—Note 3—Jubilee Field Unitization") and an increase in the estimated gas reserves to be used as fuel gas for operating the FPSO.

        The following table sets forth the estimated future net revenues, excluding derivatives contracts, from net proved reserves and the expected benchmark prices used in projecting net revenues at December 31, 2013. All estimated future net revenues are attributable to projected production from the Jubilee Field in Ghana. If we are unable to resolve issues related to continuous removal of associated natural gas in large quantities from the Jubilee Field, and the production restraints caused thereby, then the field's future net revenues discussed herein will be adversely affected. See "Item 1A. Risk Factors—Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our oil and natural gas production."

Projected Net Revenues
(in millions except $/Bbl)
Future net revenues	$2,836

Present value of future net revenues:
PV-10(1)	$2,237
Future income tax expense (levied at a corporate parent and intermediate subsidiary level)	—
Discount of future income tax expense (levied at a corporate parent and intermediate subsidiary level) at 10% per annum	—

Standardized Measure(2)	$2,237

Benchmark and differential oil price($/Bbl)(3)	$108.76

(1)
PV-10 represents the present value of estimated future revenues to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, royalties, additional oil entitlements and future tax expense levied at an asset level (in our case, future Ghanaian tax expense levied under the WCTP and DT PAs), using prices based on an average of the first-day-of-the-months throughout 2013 and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect the timing of future cash flows. PV-10 is a non-GAAP financial measure and often differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of future income tax expense related to proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level on future net revenues. However, it does include the effects of future tax expense levied at an asset level (in our case, it does include the effects of future Ghanaian tax expense levied under the WCTP and DT PAs). Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas assets. PV-10 should not be considered as an alternative to the Standardized Measure as computed under GAAP; however, we and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific corporate tax characteristics of such entities.

(2)
Standardized Measure represents the present value of estimated future cash inflows to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, future income tax expense related to our proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level, royalties, additional oil entitlements and future tax expense levied at an asset level (in our case, future Ghanaian tax expense levied under the WCTP and DT PAs), without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure often differs from PV-10 because Standardized Measure includes the effects of future income tax expense related to our proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level on future net revenues. However, as we are a tax exempted company incorporated pursuant to the laws of Bermuda and as the Company's intermediate subsidiaries positioned between it and the subsidiary that is a signatory to the WCTP and DT PAs continue to be tax exempted companies, we do not expect to be subject to future income tax expense related to our proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level on future net revenues. Therefore, the year-end 2013 estimate of PV-10 is equivalent to the Standardized Measure.

(3)
The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months was $108.02/Bbl for Dated Brent at December 31, 2013. The price was adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the high quality of the crude, these adjustments are estimated to add a $0.74/Bbl premium relative to Dated Brent. This differential is utilized in our reserve estimates. The adjusted price utilized to derive the PV-10 is $108.76/Bbl.

  Estimated proved reserves

        Unless otherwise specifically identified in this report, the summary data with respect to our estimated proved reserves presented above has been prepared by Netherland, Sewell & Associates, Inc. ("NSAI"), our independent reserve engineering firm, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12-month historical unweighted first-day-of-the-month average prices, rather than year-end prices. For a definition of proved reserves under the SEC rules, see the "Glossary and Selected Abbreviations." For more information regarding our independent reserve engineers, please see "—Independent petroleum engineers" below.

        Our estimated proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil, without giving effect to derivative transactions, and were held constant throughout the life of the assets.

        Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2013 are based on costs in effect at December 31, 2013 and the 12-month unweighted arithmetic average of the first-day-of-the-month price for the fiscal year ended December 31, 2013, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or that prices and costs will remain constant. See "Item 1A. Risk Factors—The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves."

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

        For the years ended December 31, 2013, 2012 and 2011, we engaged NSAI to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV-10 for the periods indicated therein. Our estimated reserves at December 31, 2013 and related future net revenues and PV-10 at December 31, 2013 are taken from reports prepared by NSAI, in accordance with petroleum engineering and evaluation principles which NSAI believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2013 reserve report was completed on January 15, 2014, and a copy is included as an exhibit to this report.

        In connection with the preparation of the December 31, 2013, 2012 and 2011 reserves reports, NSAI prepared its own estimates of our proved reserves. In the process of the reserves evaluation, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of NSAI which brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. NSAI independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(2) of Regulation S-X. NSAI issued a report on our proved reserves at December 31, 2013, based upon its evaluation. NSAI's primary economic assumptions in estimates included an ability to sell oil at a price of $108.76/Bbl, a certain level of capital expenditures necessary to complete the Jubilee Field development program and the exercise of GNPC's back-in right on the Jubilee Field development. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and NSAI used all methods and procedures as it considered necessary under the circumstances to prepare the report.

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

  Internal controls over reserves estimation process

        In our technical services team, we currently maintain an internal staff of eight petroleum engineering and geoscience professionals with significant international experience that contribute to our internal reserve and resource estimates. This team works closely with NSAI to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve and resource estimation process. Our technical services team is responsible for overseeing the preparation of our reserves estimates. Our technical services team has over 100 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a Bachelor of Science degree in petroleum engineering or geology. The NSAI technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Joseph J. Spellman and Mr. Daniel T. Walker. Mr. Spellman has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Spellman is a Licensed Professional Engineer in the State of Texas (No. 73709) and has over 30 years of practical experience in petroleum engineering. He graduated from University of Wisconsin-Platteville in 1980 with a Bachelor of Science Degree in Civil Engineering. Mr. Walker has been practicing consulting petroleum geology at NSAI since 1993. Mr. Walker is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 1272) and has over 30 years of practical experience in petroleum geoscience. He graduated from Michigan State University in 1980 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        The Audit Committee provides oversight on the processes utilized in the development of our internal reserve and resource estimates on an annual basis. In addition, our technical services team meets with representatives of our independent reserve engineers to review our assets and discuss methods and assumptions used in preparation of the reserve and resource estimates. Finally, our senior technical/operations management review reserves and resource estimates on an annual basis.

  License Areas

        The following table sets forth certain information regarding the developed and undeveloped portions of our license areas as of December 31, 2013 for the countries in which we currently operate.

	Developed Area (Acres)		Undeveloped Area (Acres)		Total Area (Acres)
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
	(In thousands)
Ghana
Jubilee Unit	27.1	6.5	—	—	27.1	6.5
West Cape Three Points(2)	—	—	113.1	35.0	113.1	35.0
Deepwater Tano	—	—	137.8	24.8	137.8	24.8
Ireland
FEL 1/13	—	—	259.9	194.9	259.9	194.9
FEL 2/13	—	—	189.8	161.3	189.8	161.3
FEL 3/13	—	—	193.2	164.2	193.2	164.2
Mauritania
Block C8	—	—	2,940.6	2,646.5	2,940.6	2,646.5
Block C12	—	—	1,748.3	1,573.4	1,748.3	1,573.4
Block C13	—	—	1,927.4	1,734.7	1,927.4	1,734.7
Morocco(3)
Cap Boujdour	—	—	7,349.1	5,511.8	7,349.1	5,511.8
Essaouira	—	—	2,898.7	2,174.1	2,898.7	2,174.1
Foum Assaka	—	—	1,199.7	674.8	1,199.7	674.8
Tarhazoute(4)	—	—	1,915.9	1,436.9	1,915.9	1,436.9
Suriname
Block 42	—	—	1,526.1	763.1	1,526.1	763.1
Block 45	—	—	1,266.7	633.3	1,266.7	633.3

Total	27.1	6.5	23,666.3	17,728.8	23,693.4	17,735.1

(1)
Net acreage based on Kosmos' participating interest, before the exercise of any options or back-in rights. Our net acreage in Ghana may be affected by any redetermination of interests in the Jubilee Unit. See "Item 1A. Risk Factors—The unit partners' respective interests in the Jubilee Unit are subject to redetermination and our interests in such unit may decrease as a result."

(2)
The seven-year exploration phase of the WCTP PA expired on July 21, 2011. The WCTP "Undeveloped Area" reflected in the table above represents acreage within three discovery areas (Teak, Akasa and Mahogany) that were not subject to relinquishment on the expiry of the exploration phase.

(3)
We have entered into farm-out agreements covering our four license areas in Morocco. The net acres shown do not reflect these farm-outs, as the agreements were not closed as of December 31, 2013. Once these farm-out agreements become effective, our estimated net acres in the Cap Boujdour, Essaouira, Foum Assaka and Tarhazoute license areas is 4,042.0 thousand acres, 869.6 thousand acres, 359.0 thousand acres and 574.8 thousand acres, respectively.

(4)
In October 2013, Kosmos executed a petroleum agreement with the ONHYM, the national oil company of the Kingdom of Morocco, covering the Tarhazoute Offshore block, to which the Company previously held certain exploration rights under a 2011 reconnaissance contract. Under the terms of the petroleum contract, the Company is the operator of the Tarhazoute Offshore block. ONHYM holds a 25% carried interest in the block through the exploration period. We are currently in the first exploration period, which is for two and one-half years from its effective date (December 9, 2013) ending in June 2016. The exploration phase may be extended for a total duration of eight years at our election and subject to our fulfilling specific work obligations, which include acquisition of 3D seismic data during the first period and drilling an exploration well in each of the subsequent periods. In the event of commercial success, the Company has the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation concession from the Government of Morocco, which may be extended for an additional period of 10 years under certain circumstances. The petroleum contract is subject to customary government approvals.

  Drilling activity

        The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total
													Total Gross	Total Net
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2013
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48	—	—	2	0.48	2	0.48
Deepwater Tano	—	—	1	0.18	1	0.18	—	—	—	—	—	—	1	0.18
Cameroon
N'dian River	—	—	1	1.00	1	1.00	—	—	—	—	—	—	1	1.00

Total	—	—	2	1.18	2	1.18	2	0.48	—	—	2	0.48	4	1.66

Year Ended December 31, 2012
Ghana
Jubilee Unit	—	—	—	—	—	—	5	1.20	—	—	5	1.20	5	1.20
West Cape Three Points	—	—	1	0.31	1	0.31	—	—	—	—	—	—	1	0.31
Deepwater Tano	—	—	1	0.18	1	0.18	—	—	—	—	—	—	1	0.18

Total	—	—	2	0.49	2	0.49	5	1.20	—	—	5	1.20	7	1.69

Year Ended December 31, 2011
Ghana
Jubilee Unit	—	—	—	—	—	—	1	0.24	—	—	1	0.24	1	0.24
West Cape Three Points	—	—	4	1.24	4	1.24	—	—	—	—	—	—	4	1.24
Cameroon
Kombe-N'sepe	—	—	1	0.35	1	0.35	—	—	—	—	—	—	1	0.35

Total	—	—	5	1.59	5	1.59	1	0.24	—	—	1	0.24	6	1.83

(1)
As of December 31, 2013, 10 exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Thirteen development wells awaiting completion have also been excluded. These wells are shown as "Wells Suspended or Waiting on Completion" in the table below.

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

        The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2013.

	Actively Drilling or Completing				Wells Suspended or Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	—	—
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	1	0.17	—	—	13	2.21
Deepwater Tano	—	—	—	—	1	0.18	—	—

Total	—	—	1	0.17	10	2.96	13	2.21

  Undeveloped license area expirations

        The WCTP PA has a duration of 30 years from its effective date (July 2004); however, in July 22, 2011, at the end of the seven-year exploration phase, the WCTP Relinquishment Area was relinquished. We maintain rights to our three existing discoveries within the WCTP Block (Akasa, Mahogany and Teak) as the WCTP PA remains in effect after the end of the exploration phase. Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the the WCTP PA Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD and the Cedrela Notice of Force Majeure, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries. As a result of the settlement, a portion of the WCTP PA area which contained the Cedrela prospect has been relinquished. We and our WCTP Block partners have certain rights to negotiate a new petroleum contract with respect to the WCTP Relinquishment Area. We and our WCTP Block partners, the Ghana Ministry of Energy and GNPC have agreed such WCTP PA rights to negotiate extends from July 21, 2011 until such time as either a new petroleum agreement is negotiated and entered into with us or we decline to match a bona fide third party offer GNPC may receive for the WCTP Relinquishment Area.

        The exploration phase of the DT PA expired in January 2013. Our existing Wawa discovery within the DT Block was not subject to relinquishment upon expiration of the exploration phase of the DT PA, as the DT PA remains in effect after the end of the exploration phase. Evaluation and appraisal activities continue on the Wawa discovery. Additionally, the TEN development project was not subject to relinquishment. We and our DT Block partners exercised certain rights of first refusal for the granting of a new petroleum contract and certain rights to negotiate a new petroleum contract with respect to the DT Relinquishment Area.

        During 2013, we took all actions required to voluntarily relinquish all of the area under the Ndian River Block and Fako Block in Cameroon.

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

  West Cape Three Points Block

        Effective July 22, 2004, Kosmos, the EO Group and GNPC entered into the WCTP PA covering the WCTP Block offshore Ghana in the Tano Basin. As a result of farm-out agreements and other sales of partners' interests for the WCTP Block, Kosmos, Anadarko WCTP Company ("Anadarko"), Tullow and Sabre Oil and Gas Limited ("Sabre"), a wholly owned subsidiary of Petro S.A., participating interests are 30.875%, 30.875%, 26.396% and 1.854%, respectively. Kosmos is the operator. GNPC has a 10% participating interest and will be carried through the exploration and development phases. GNPC has the option to acquire additional paying interests in a commercial discovery on the WCTP Block of 2.5%. In order to acquire the additional paying interests, GNPC must notify the contractor of its intention to do so within sixty to ninety days of the contractor's notice to Ghana's Ministry of Energy of a commercial discovery. Under the WCTP PA, GNPC exercised its option in December 2008 to acquire an additional paying interest of 2.5% in the Jubilee Field development (see "—Jubilee Field Unitization"). GNPC is obligated to pay its 2.5% share of all future petroleum costs as well as certain historical development and production costs attributable to its 2.5% additional paying interests in the Jubilee Unit. Furthermore, it is obligated to pay 10% of the production costs of the Jubilee Field development, as allocated to the WCTP Block. In August 2009, GNPC notified us and our unit partners it would exercise its right for the contractor group to pay its 2.5% WCTP Block share of the Jubilee Field development costs and be reimbursed for such costs plus interest out of GNPC's production revenues under the terms of the WCTP PA. Kosmos is required to pay a fixed royalty of 5% and a sliding-scale royalty ("additional oil entitlement") which escalates as the nominal project rate of return increases. These royalties are to be paid in-kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.

        The WCTP PA has a duration of 30 years from its effective date (July 2004); however, in July 22, 2011, at the end of the seven-year exploration phase, the WCTP Relinquishment Area was relinquished. We maintain rights to our three existing discoveries within the WCTP Block (Akasa, Mahogany and Teak) as the WCTP PA remains in effect after the end of the exploration phase. Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the the WCTP PA Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD and the Cedrela Notice of Force Majeure, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries. As a result of the settlement, a portion of the WCTP PA area which contained the Cedrela prospect has been relinquished. We and our WCTP Block partners have certain rights to negotiate a new petroleum contract with respect to the WCTP Relinquishment Area. We and our WCTP Block partners, the Ghana Ministry of Energy and GNPC have agreed such WCTP PA rights to negotiate extend from July 21, 2011 until such time as either a new petroleum agreement is negotiated and entered into with us or we decline to match a bona fide third party offer GNPC may receive for the WCTP Relinquishment Area.

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

        The exploration phase of the DT PA expired in January 2013 and all work and financial obligations for the exploration periods under the DT PA have been met. Our existing Wawa discovery within the DT Block was not subject to relinquishment upon expiration of the exploration phase of the DT PA, as the DT PA remains in effect after the end of the exploration phase. Evaluation and appraisal activities continue on the Wawa discovery. Additionally, the TEN development project was not subject to relinquishment. We and our DT Block partners exercised certain rights of first refusal for the granting of a new petroleum contract and certain rights to negotiate a new petroleum contract with respect to the DT Relinquishment Area.

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

  Jubilee Field Unitization

        The Jubilee Field, discovered by the Mahogany-1 well in June 2007, covers an area within both the WCTP and DT Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT PAs and as required by Ghana's Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. A Pre Unit Agreement was agreed to between the contractors groups of the WCTP and DT Blocks in 2008, with a more comprehensive unit agreement, the UUOA, agreed to in 2009 which govern each party's respective rights and duties in the Jubilee Unit. Tullow is the Unit Operator, while Kosmos is the Technical Operator for Development of the Jubilee Unit. The Jubilee Unit holders' interests are subject to redetermination in accordance with the terms of the UUOA. See "Item 1A. Risk Factors—The unit partners' respective interests in the Jubilee Unit are subject to redetermination and our interests in such unit may decrease as a result." The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow's acquisition of EO Group—see "Item 8. Financial Statements and Supplementary Data—Note 4—Joint Interest Billings")

to 24.07710%. The accounting for the Jubilee Unit is in accordance with the redetermined tract participation stated. Although the Jubilee Field is unitized, Kosmos' participating interests in each block outside the boundary of the Jubilee Unit remains the same. Kosmos remains operator of the WCTP Block outside the Jubilee Unit area.

        We, as the Technical Operator, led the Integrated Project Team ("IPT"), which consisted of geoscience, engineering, commercial, project services, and operations disciplines from within the Jubilee Unit partnership. We evaluated the resource base and developed an optimized reservoir depletion plan. This plan included the design and placement of wells and the selection of topside and subsea facilities. Our responsibilities also extended to project management of the design and implementation of the complete field development system. The Unit Operator is responsible for drilling and completing the development wells for the Jubilee Field development, according to the specifications outlined by the IPT, and providing other in-country support. Upon first production, the Unit Operator assumed responsibility for the day-to-day operations and maintenance of the FPSO as well as overseeing and optimizing the reservoir management plan based on field performance, including any well workover activity or additional infill drilling and subsequent phases. The responsibility of the Technical Operator and the IPT for the Jubilee Field Phase 1 development was completed upon commissioning of the gas compression and injection systems and project administrative close out.

        First oil from the Jubilee Field Phase 1 development commenced on November 28, 2010, and we received approval from Ghana's Ministry of Energy for the Jubilee Field Phase 1A development in January 2012. We submitted the JFFDP to Ghana's Minister of Energy in December 2012 and subsequently withdrew based on discussions with the government of Ghana. A PoD providing for the next development of reservoirs within the Jubilee Field is expected to be submitted during 2014, although we can give no assurance that such approvals will be forthcoming in a timely manner or at all.

  Morocco Exploration Agreements

        Effective September 1, 2011, we entered into the Cap Boujdour Offshore Petroleum Agreement as the operator. In October 2013, we entered into a farm-out agreement with Cairn, covering the Cap Boujdour Offshore block, offshore Western Sahara. Under the terms of the agreement, Cairn will acquire a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Offshore block. Cairn will pay 150% of its share of costs of a 3D seismic survey capped at $25.0 million and one exploration well capped at $100.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs and, upon completion of the transaction, $0.6 million for their share of costs incurred from the effective date of the contract through December 31, 2013. Completion of the transaction is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interest in the Cap Boujdour Offshore block will be 55.0% and we will remain the operator. The Moroccan national oil company, ONHYM, has a carried 25% participating interest. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production, if any. The Cap Boujdour Offshore block comprises approximately 7.35 million acres (29,741 square kilometers) (See "Item 1A. Risk Factors—A portion of our asset portfolio is in Western Sahara, and we could be adversely affected by the political, economic, and military conditions in that region. Our exploration licenses in this region conflict with exploration licenses issued by the Sahrawai Arab Democratic Republic.") The exploration term of the Cap Boujdour Offshore Permits, beginning on September 5, 2011, is eight years and includes an initial exploration period of one year and six months, which was extended for one year to March 5, 2014, followed by the first extension period of two years and the second extension period of four years and six months. We recently gave notice to enter the first extension period to be effective March 5, 2014. By entering the first extension period we are obligated to drill one exploration well. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        Effective July 1, 2011, we entered into the Foum Assaka Offshore Petroleum Agreement as operator. In August 2013, final government approvals and processes were completed for the acquisition of an additional 18.75% participating interest in the Foum Assaka block in the Agadir Basin offshore Morocco from Pathfinder, a wholly owned subsidiary of Fastnet, one of our block partners. Pathfinder has retained an 18.75% participating interest. The Moroccan national oil company, ONHYM, has a 25% carried participating interest and is carried by us and Pathfinder proportionately during the exploration phase. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production. The term of the Foum Assaka Offshore Permits, beginning on July 1, 2011, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of two years and six months and the second extension period of three years. We recently entered the first extension period effective January 1, 2014. By entering the first extension period we are obligated to drill one exploration well. After the required relinquishment of acreage to enter the first extension period, the Foum Assaka Offshore block comprises approximately 1.2 million acres (4,855 square kilometers). In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        Effective April 2, 2012, we entered into the Essaouria Offshore Petroleum Agreement as operator. In January 2013, we closed on an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore block from Canamens Energy Morocco SARL, one of our block partners. Governmental approvals and processes for this acquisition were finalized in November 2013 and our participating interest in the Essaouira Offshore block is 75%. The Moroccan national oil company, ONHYM, has a 25% carried participating interest and is carried by the block partners proportionately during the exploration phase. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production. The Essaouria Offshore Block comprises approximately 2.9 million acres (11,731 square kilometers). The term of the Essaouria Offshore Permits, beginning November 8, 2011, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of three years and the second extension period of two years and six months. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances. In late 2011 and early 2012, we acquired approximately 2,363 square kilometers of 3D seismic data in Essaouira Offshore block and processing is ongoing.

        Effective December 6, 2013, we entered into the Tarhazoute Offshore Petroleum Agreement as operator with a 75% participating interest. The Moroccan national oil company, ONHYM, has a 25% carried participating interest and is carried by Kosmos. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production. The Tarhazoute Offshore block comprises approximately 1.9 million acres (7,753 square kilometers). The exploration term of the Tarhazoute Offshore Permits, beginning December 9, 2013, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of two years and six months and the second extension period of three years. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        In October 2013, we entered into three farm-out agreements with BP covering our three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP will acquire a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos' share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. Upon close of the transaction, BP shall also pay $36.3 million for their share of past costs and $8.9 million for their portion of shared costs incurred from the effective date of the contract through December 31, 2013. Completion of the transactions is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we will remain the operator.

  Suriname Exploration Agreements

        On December 13, 2011, we signed a petroleum contract covering Offshore Block 42 located offshore Suriname. We have a 50% participating interest in the block and are the operator. Staatsolie Maatschappij Suriname N.V. ("Staatsolie"), Suriname's national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan. The Block 42 petroleum contract provides for us to recover our share of expenses incurred ("cost recovery oil") and our share of remaining oil ("profit oil"). Cost recovery oil is apportioned to Kosmos from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon "R-factor" tranches, where the R-factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. The initial period of the exploration phase is four years and there are two renewal periods consisting of three years for the first renewal period and two years for the second renewal period. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer. Block 42 comprises approximately 1.5 million acres (approximately 6,176 square kilometers). In November 2012, Kosmos closed an agreement with Chevron under which Kosmos assigned half of its interest in Block 42, offshore Suriname, to Chevron. Each party now has a 50% participating interest in Block 42.

        On December 13, 2011, we signed a petroleum contract covering Offshore Block 45 located offshore Suriname. We have a 50% participating interest in the block and are the operator. Staatsolie, Suriname's national oil company, will be carried through the exploration and appraisal phases and has the option to back into the contract with an interest of not more than 15% upon approval of a development plan. The Block 45 petroleum contract provides for us to recover our share of expenses incurred ("cost recovery oil") and our share of remaining oil ("profit oil"). Cost recovery oil is apportioned to Kosmos from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon "R-factor" tranches, where the R-factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. The initial period of the exploration phase is three years and there are two renewal periods consisting of two years each. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer. Block 45 comprises approximately 1.3 million acres (approximately 5,126 square kilometers). In November 2012, Kosmos closed an agreement with Chevron under which Kosmos assigned half of its interest in Block 45, offshore Suriname, to Chevron. Each party now has a 50% participating interest in Block 45.

        In October 2012, we completed a 3D seismic data acquisition program which covered approximately 3,900 square kilometers of portions of Block 42 and Block 45, both in the Suriname-Guyana Basin. Processing of the data is ongoing.

  Mauritania Exploration Agreements

        Effective June 15, 2012, we entered into three petroleum contracts covering offshore Mauritania blocks C8, C12 and C13 with the Islamic Republic of Mauritania. We have a 90% participating interest and are the operator. The Mauritanian national oil company, Société Mauritanienne des Hydrocarbures ("SMH") now called Société Mauritanienne des Hydrocarbures et de Patrimoine Minier ("SMHPM"), currently has a 10% carried participating interest during the exploration period only. Should a commercial discovery be made, SMHPM's 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest of 10% to 14%. SMHPM's interest in a commercial development will not be carried as to appraisal and development costs. Cost recovery oil is apportioned to Kosmos from up to 55% of total production prior to profit oil being split between the government of Mauritania and the contractor. Profit oil is then apportioned based upon "R-factor" tranches, where the R-factor is cumulative net revenues divided by the cumulative investment. We are required to pay a royalty of 7%. These royalties are to be paid in-kind or, at the election of the government of Mauritania, in cash. A corporate tax rate of 27% is applied to profits at the license level. The Blocks C8, C12 and C13 currently comprise approximately 2.9 million acres (11,900 square kilometers), 1.7 million acres (7,075 square kilometers) and 1.9 million acres (7,800 square kilometers) respectively. The terms of exploration periods of these Offshore Blocks are all ten years and include an initial exploration period of four years followed by the first extension period of three years and the second extension period of three years. Kosmos is currently in the first exploration period of the blocks, expiring in June 2016. In the event of commercial success, we have the right to develop and produce oil for 25 years and gas for 30 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

  Ireland Exploration Agreements

        Effective April 17, 2013, we entered into three farm-in agreements, whereby we have an 85% participating interest in Frontier Exploration License 2/13 and 3/13, and a 75% participating interest in Frontier Exploration License 1/13, all part of the Porcupine Basin, offshore Ireland. We are the operator of the three blocks. We completed 3D seismic acquisition over the blocks and processing of the data is underway.

        In Frontier Exploration License 2/13 and 3/13, Europa has a 15% participating interest in the areas. Each License comprises approximately 0.2 million acres (700 square kilometers). In addition to the fully funded 3D seismic acquisition, we will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap. The per-well investment cap for the first well is

$90.0 million on Frontier Exploration License 2/13 and $110.0 million on Frontier Exploration License 3/13.

        In Frontier Exploration License 1/13, Antrim has a 25% participating interest in the area. The License comprises approximately 0.3 million acres (1,000 square kilometers). We have fully funded the 3D seismic program on the block.

        We are required to pay a corporate income tax rate of 25% and potentially a petroleum resource rent tax of between 0% and 15% as determined by a profitability-based sliding scale.

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

Competition

        The oil and gas industry is competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring and developing licenses. Many of these competitors have financial and technical resources and staff that are substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and natural gas assets, or to evaluate, bid for and purchase a greater number of licenses than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful wells, sustained periods of volatility in financial and commodities markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which may adversely affect our competitive position.

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

        For example, the Macondo spill in the Gulf of Mexico in 2010 has resulted and will likely continue to result in increased scrutiny and regulation in the United States. The governments of the countries in which we currently, or in the future may, operate may also impose increased regulation as a result of this or similar incidents, which could materially delay, restrict or prevent our operations in those countries.

  Capping and Containment

        We entered into an agreement with a third party service provider to supply subsea capping and containment equipment on a global basis. The equipment includes capping stacks, debris removal, subsea dispersant and auxillary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. We also developed an emergency response plan and response organization to prepare and demonstrate the Company's readiness to respond to a subsea well control incident.

  Oil Spill Response

        To complement our agreement discussed above for subsea capping and containment equipment, we became a charter member of the Global Dispersant Stockpile. The new dispersant stockpile, which is managed by Oil Spill Response Limited ("OSRL") of Southampton, United Kingdom ("UK"), an oil spill response contractor, consists of 5,000 cubic meters of dispersant strategically located at OSRL bases around the world. The total volume of the stockpile located at OSRL bases around the world is approximate to the amount used in the Macondo response.

  Ghana

        Kosmos has developed and adopted an Oil Spill Contingency Plan ("OSCP") for the coordination of responses to oil spills arising from its operations in Ghana, including the WCTP Block. In addition, Tullow maintains an OSCP covering the Jubilee Field and DT Block. Both plans are based on the principle of "Tiered Response" to oil spills ("Guide to Tiered Response and Preparedness", IPIECA Report Series, Volume 14, 2007). A Tier 1 spill is defined as a small-scale operational incident which can be addressed with resources that are immediately available to Kosmos. A Tier 2 spill is a larger incident which would need to be addressed with regionally based shared resources. A Tier 3 spill is a large incident which would require assistance from national or world-wide spill co-operatives. Under the OSCPs, emergency response teams may be activated to respond to oil spill incidents. We maintain a tiered response system for the mobilization of resources depending on the severity of an incident. More than 200 personnel (composed primarily of Tullow and Kosmos employees, Ghanaian Navy, Ghana EPA, Maritime Authority, Petroleum Commission, Ports and Harbor personnel, local contractors and community representatives) have been trained on the assembly and operation of Tier 1 and Tier 2 onshore, nearshore and harbor response equipment. In the case of a Tier 3 incident, we would engage the services of OSRL.

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

        In the case of a Tier 3 event, our associate membership in OSRL provides us with access to the large stockpile of equipment in Southampton, United Kingdom along with access to additional dispersant spraying aircraft. Kosmos could hire additional resources such as boats, earth moving equipment and personnel as necessary to respond to such an event. While we have the above in place, we can make no assurance that these resources will be available or respond in a timely manner as intended, perform as designed or be able to fully contain or cap any oil spill, blow-out or uncontrolled flow of hydrocarbons.

  Morocco

        We recently developed an Oil Spill Contingency Plan to support our drilling operations. The plan calls for the addition of Tier 1 spill equipment to our shorebase in Agadir, Morocco to respond to a harbor or shoreline incident in the area. We will have access to additional Tier 2 and Tier 3 equipment from the Southampton, UK location.

        Per common industry practice, under the agreements currently in place, or agreements we may enter into during the future, governing the terms of use of the drilling rigs used by us or our block partners, the drilling rig contractors indemnify us and our block partners in respect of pollution and environmental damage arising out of operations which originate above the surface of the water and from a drilling rig contractor's property, including, but not limited to, their drilling rig and other related equipment. Furthermore, pursuant to the terms of the operating agreements covering the blocks in which we or our block partners are currently drilling, except in certain circumstances, each block partner is responsible for the share of liabilities in proportion to its respective participating interest in the block incurred as a result of pollution and environmental damage, containment and clean-up activities, loss or damage to any well, loss of oil or natural gas resulting from a blowout, crater, fire, or uncontrolled well, loss of stored oil and natural gas, and liabilities incurred in connection with plugging or bringing under control any well. We maintain, or expect to maintain, upon commencement of drilling operations, insurance coverage typical of the industry in the areas we operate in; these include property damage insurance, loss of production insurance, wreck removal insurance, control of well insurance, general liability including pollution liability to cover pollution from wells and other operations. We also participate in an insurance coverage program for the Jubilee FPSO. Our insurance is, or will be, carried in amounts typical for the industry and relative to our size and operations and in accordance with our contractual and regulatory obligations.

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

        Ghana's Parliament is considering the enactment of a new Petroleum Exploration and Production Act and has enacted a new Petroleum Revenue Management Act and the Petroleum Commission Act of 2011. The new Petroleum Exploration and Production Act remains in a draft form, with industry comments having been submitted. The new Petroleum Revenue Management Act of 2011 pertains primarily to the collection, allocation, and management by the government of Ghana of the petroleum revenue. The Petroleum Commission Act creates the Petroleum Commission, whose objective is to regulate and manage the use of petroleum resources and coordinate the policies thereto. The Petroleum Commission became effective in January 2012. Among the Petroleum Commission's functions are advising the Minister of Energy on matters such as appraisal plans, field development plans, recommending to the Minister national policies related to petroleum, and storing and managing data. We understand the primary purpose of the Petroleum Commission is to fulfill the regulatory functions previously undertaken by GNPC. We currently believe that such laws will only have prospective application, and as such will not modify the terms of (or interests under) the agreements governing our license interests in Ghana, including the WCTP and DT PAs (which include stabilization clauses) and the UUOA, and will not impose additional restrictions on the direct or indirect transfer of our license interests, including upon a change of control. See "Item 1A. Risk Factors—Participants in the oil and gas industry are subject to numerous laws that can affect the cost, manner or feasibility of doing business." The Petroleum (Local Content and Local Participation in Petroleum Activities) Regulations comes into effect in February 2014. The Regulations mandate certain levels of local participation in service companies, in-country manufacturing of goods and the provision of services, and certain reporting requirements.

  Ireland

        The primary legislative acts relevant to our operations in the Republic of Ireland are: (1) The Petroleum and Other Minerals Development Act, 1960 (the "Irish Petroleum Act") and (2) the Gas Act, 1960. The Ministry of Communications, Energy and Natural Resources is the regulatory authority tasked with maximizing the benefits to the Irish State from exploration for and production of indigenous oil and gas resources. The Irish Petroleum Act vests all State petroleum in the Minister. Only the Minister, licensees under an exploration license, a petroleum prospecting license, or a reserved area license, and lessees under a valid petroleum lease may search for petroleum. The Ministry enters into petroleum agreements (licenses for exploration and leases for development and production) on behalf of the State. Assignments of interests in licenses also require the consent of The Ministry. The relevant tax law is the Taxes Consolidation Act, 1997, as amended by the Finance Act, 1999. The current license and lease terms are found in the Licensing Terms for Offshore Oil and Gas Exploration, Development & Production, 2007.

  Mauritania

        The main legislative acts in the Islamic Republic of Mauritania relevant to petroleum exploration and production are Law No. 2010-033 dated July 20, 2010 and its amendment (the "Hydrocarbon Laws"). The regulatory authority in Mauritania is the Ministry of Petroleum, Energy and Mines and the national oil company acting on its behalf is SMHPM. SMHPM was instituted by Decree No. 2005-106 of November 7, 2005 and modified by Decree No. 2009-168 of May 3, 2009 and Decree No. 2014-01. Pursuant to the Hydrocarbon Laws, Mauritania or SMHPM may undertake petroleum operations and may authorize other legal entities to undertake petroleum operations under exploration-production contracts. The Ministry shall sign petroleum contracts on behalf of Mauritania. Assignments of interests in petroleum contracts also require the consent of The Ministry. The exploration period shall not be more than ten years, subject to certain permitted extensions and the exploitation period shall not be more than 25 years. Petroleum contracts may provide that Mauritania has a carried interest of up to 10% during the exploration period. Petroleum contracts shall grant Mauritania the option to participate for a percentage not less than 10% in the rights of the contractor during the exploitation period.

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

        Pursuant to the Law 21-90, it is provided that the granting of an exploration permit is subject to the conclusion of a petroleum contract with the Moroccan State. Therefore, companies who wish to gain rights to explore and produce in Morocco can only do so by entering into a petroleum contract with ONHYM acting on behalf of the State. It is further provided that the State of Morocco (via ONHYM) shall retain a participation in exploration permits or exploitation concessions which shall not be in excess of 25%. More generally, ONHYM is representing the State of Morocco for licensing, exploration and exploitation matters within the limit of its prerogatives set out pursuant to the Law 33-01. Assignments of interests in exploration permits also require the consent of the administration pursuant to the Law 21-90.

        The Sahrawai Arab Democratic Republic (the "SADR") has claimed sovereignty over the Western Sahara territory, including the area offshore, and has issued exploration licenses which conflict with those issued by Morocco, including certain licenses which conflict with the Cap Boujdour Offshore block license issued to Kosmos. See "Item 1A. Risk Factors—A portion of our asset portfolio is in Western Sahara, and we could be adversely affected by the political, economic, and military conditions in that region. Our exploration licenses in this region conflict with exploration licenses issued by the Sahrawai Arab Democratic Republic."

  Suriname

        The three sets of rules governing petroleum exploration and production in Suriname are (i) Staatsolie's Concession Agreement (Decree E8-B, Official Gazette 1981 no. 59), (ii) the Mining Decree of 1986 (Official Gazette 1986 no. 28) and (iii) the Petroleum Law 1990 (Official Gazette 1991 no. 7, as amended in 2001).

        The Mining Decree granted concession rights for petroleum activities to state enterprises. Staatsolie was founded in 1980 as a state enterprise and holds mining rights onshore and offshore in

Suriname. The Suriname Petroleum Law granted state enterprises with petroleum concession rights the authority, upon the approval of the Minister of Natural Resources, to enter into petroleum contracts with petroleum companies. Therefore, companies who wish to gain rights to explore and produce in Suriname can only do so by entering into a petroleum contract with Staatsolie, subject to approval by the Minister of Natural Resources. Assignments of interests in petroleum contracts also require the consent of Staatsolie and/or The Minister of Natural Resources.

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

Employees

        As of December 31, 2013, we had approximately 250 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Corporate Information

        We were incorporated pursuant to the laws of Bermuda as Kosmos Energy Ltd. in January 2011 to become a holding company for Kosmos Energy Holdings. Kosmos Energy Holdings was formed as an exempted company limited by guarantee pursuant to the laws of the Cayman Islands in March 2004. Pursuant to the terms of a corporate reorganization that was completed simultaneously with the closing of our IPO, all of the interests in Kosmos Energy Holdings were exchanged for newly issued common shares of Kosmos Energy Ltd. and as a result, Kosmos Energy Holdings became a wholly owned subsidiary of Kosmos Energy Ltd.

        We maintain a registered office in Bermuda at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The telephone number of our registered offices is (441) 295-5950. Our U.S. subsidiary maintains its headquarters at 8176 Park Lane, Suite 500, Dallas, Texas 75231 and its telephone number is (214) 445-9600.

Available Information

        Kosmos is listed on the NYSE and our common shares are traded under the symbol KOS. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any reports, statements or other information at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains documents we file electronically with the SEC.

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

        We have limited proved reserves. A portion of our oil and natural gas assets consists of discoveries without approved PoDs and with limited well penetrations, as well as identified yet unproven prospects based on available seismic and geological information that indicates the potential presence of hydrocarbons. However, the areas we decide to drill may not yield oil or natural gas in commercial quantities or quality, or at all. Many of our current discoveries and all of our prospects are in various stages of evaluation that will require substantial additional analysis and interpretation. Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our discoveries or prospects will contain oil or natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil or natural gas is found on our discoveries or prospects in commercial quantities, construction costs of gathering lines, subsea infrastructure and floating production systems and transportation costs (or analogous developmental costs associated with onshore production in the case of our onshore licenses) may prevent such discoveries or prospects from being economically viable, and approval of PoDs by various regulatory authorities, a necessary step in order to designate a discovery as "commercial," may not be forthcoming. Additionally, the analogies drawn by us using available data from other wells, more fully explored discoveries or producing fields may not prove valid with respect to our drilling prospects. We may terminate our drilling program for a discovery or prospect if data, information, studies and previous reports indicate that the possible development of a discovery or prospect is not commercially viable and, therefore, does not merit further investment. If a significant number of our discoveries or prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

        The deepwater offshore Ghana, an area in which we focus a substantial amount of our appraisal and development efforts, has only recently been considered potentially economically viable for hydrocarbon production due to the costs and difficulties involved in drilling for oil at such depths and the relatively recent discovery of commercial quantities of oil in the region. Likewise, our deepwater offshore Morocco, Suriname, Mauritania and Ireland licenses have not yet proved to be economically viable production areas, as to date we do not have a commercially viable discovery or production in these regions. We have limited proved reserves, and we may not be successful in developing additional commercially viable production from our other discoveries and prospects.

We face substantial uncertainties in estimating the characteristics of our unappraised discoveries and our prospects.

        In this report we provide numerical and other measures of the characteristics of our discoveries and prospects. These measures may be incorrect, as the accuracy of these measures is a function of available data, geological interpretation and judgment. To date, a limited number of our prospects have been drilled. Any analogies drawn by us from other wells, discoveries or producing fields may not prove to be accurate indicators of the success of developing proved reserves from our discoveries and prospects. Furthermore, we have no way of evaluating the accuracy of the data from analog wells or prospects produced by other parties which we may use.

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

        Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services or unanticipated geologic conditions. Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons, or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field. A variety of factors, including geologic and market-related, can cause a field to become uneconomic or only marginally economic. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. The successful drilling of a single well may not be indicative of the potential for the development of a commercially viable field. In addition, a successful discovery would require significant capital expenditure in order to develop and produce oil, even if we deemed such discovery to be commercially viable. See "—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities." In the areas in which we operate, we face higher above-ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See "—Our operations may be adversely affected by political and economic circumstances in the countries in which we operate." Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.

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

        We are currently in the initial exploration phase for our petroleum contract in Cap Boujdour Offshore block, Western Sahara, and have provided notice to enter the first extension period commencing March 5, 2014 and expiring March 5, 2016. Also in Morocco, we are currently in the initial exploration phase of the Essaouira Offshore block (expiring May 8, 2014) and the Tarhazoute Offshore block (the Tarhazoute Petroleum Agreement effective on December 6, 2013, however, permits have not yet been issued to establish term of the initial exploration phase). Additionally, we are currently in the first extension period for the Foum Assaka Offshore block in Morocco expiring on July 1, 2016. Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the license.

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

        We are currently in the initial exploration phases under our Frontier Exploration Licenses 1-13, 2-13, and 3-13 offshore Ireland. Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the license.

        The exploration phase of the WCTP and DT PAs have expired. Pursuant to the terms of such PAs, while we and our respective block partners have certain rights to negotiate new petroleum agreements with respect to the WCTP Relinquishment Area and the DT Relinquishment Area, we cannot assure you that we will determine to enter any such new petroleum agreements. For each of our license areas, we cannot assure you that any renewals or extensions will be granted or whether any new agreements will be available on commercially reasonable terms, or, in some cases, at all. For additional detail regarding the status of our operations with respect to our various licenses, please see "Item 1. Business—Operations by Geographic Area."

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

        The interests in and development of the Jubilee Field are governed by the terms of the UUOA. The parties to the UUOA, the collective interest holders in each of the WCTP and DT Blocks, initially agreed that interests in the Jubilee Unit will be shared equally, with each block deemed to contribute 50% of the area of such unit. The respective interests in the Jubilee Unit were therefore initially determined by the respective interests in such contributed block interests. Pursuant to the terms of the UUOA, the percentage of such contributed interests is subject to a process of redetermination once sufficient development work has been completed in the unit. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest (participating interest in the Jubilee Unit) was increased from 23.50868% (our percentage after Tullow's acquisition of EO Group's interest in July 2011) to 24.07710%. An additional redetermination could occur sometime if requested by a party that holds greater than a 10% interest in the unit. We cannot assure you that any redetermination pursuant to the terms of the UUOA will not negatively affect our interests in the Jubilee Unit or that such redetermination will be satisfactorily resolved.

We are not, and may not be in the future, the operator on all of our license areas and do not, and may not in the future, hold all of the working interests in certain of our license areas. Therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated and to an extent, any non-wholly owned, assets.

        As we carry out our exploration and development programs, we have arrangements with respect to existing license areas and may have agreements with respect to future license areas that result in a greater proportion of our license areas being operated by others. Currently, we are not the Unit Operator on the Jubilee Field and do not hold operatorship in one of our two blocks offshore Ghana (the DT Block). In addition, the terms of the UUOA governing the unit partners' interests in the Jubilee Field require certain actions be approved by at least 80% of the unit voting interests and the terms of our other current or future license or venture agreements may require at least the majority of working interests to approve certain actions. As a result, we may have limited ability to exercise influence over the operations of the discoveries or prospects operated by our block or unit partners, or which are not wholly owned by us, as the case may be. Dependence on block or unit partners could prevent us from realizing our target returns for those discoveries or prospects. Further, because we do not have majority ownership in all of our properties, we may not be able to control the timing, or the scope, of exploration or development activities or the amount of capital expenditures and, therefore, may not be able to carry out one of our key business strategies of minimizing the cycle time between discovery and initial production. The success and timing of exploration and development activities operated by our block partners will depend on a number of factors that will be largely outside of our control, including:

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

        The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See "Item 1. Business—Our Reserves" for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate ("PV-10") and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2013.

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

        Actual future prices and costs may differ materially from those used in the present value estimates included in this report. If oil prices decline by $1.00 per Bbl, then the PV-10 and the Standardized Measure as of December 31, 2013 would each decrease by approximately $21.5 million. See "Item 1. Business—Our Reserves."

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

        We expect our capital outlays and operating expenditures to be substantial as we expand our operations. Obtaining seismic data, as well as exploration, appraisal, development and production activities entail considerable costs, and we may need to raise substantial additional capital through additional debt financing, strategic alliances or future private or public equity offerings if our cash flows from operations, or the timing of, are not sufficient to cover such costs.

        Our future capital requirements will depend on many factors, including:

  •
  the scope, rate of progress and cost of our exploration, appraisal, development and production activities;

  •
  the success of our exploration, appraisal, development and production activities;

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

        All of our proved reserves, oil production and cash flows from operations are currently associated with our licenses offshore Ghana. Should any event occur which adversely affects such proved reserves, oil production and cash flows from these licenses, including, without limitation, any event resulting from the risks and uncertainties outlined in this "Risk Factors" section, our business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.

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

        In addition, our bank borrowing base is subject to periodic redeterminations. We could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. Redeterminations may occur as a result of a variety of factors, including commodity price assumptions, assumptions regarding future production from our oil and natural gas assets, operating costs and tax burdens or assumptions concerning our future holdings of proved reserves. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

        In Ghana, we currently produce associated gas from the Jubilee Field. While the Government of Ghana is in the process of constructing a gas pipeline from the Jubilee Field to transport such natural gas for processing and sale, to date the pipeline has not been completed. Further, even if the pipeline was completed, we granted the first 200 BCF of natural gas from the Jubilee Phase 1 to Ghana at no cost. Thus, in Ghana, even if the infrastructure was in place for natural gas processing and sales, it would still be quite some time before we would be able to commercialize our Ghana natural gas.

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

        Additionally, the future exploitation and sale of associated and non-associated natural gas and liquids will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. The Government of Ghana is in the process of completing the construction and connection of a gas pipeline from the Jubilee Field to transport such natural gas to the mainland for processing and sale; however, to date, the construction of the pipeline and the onshore plant has not been completed and the Company is presently unable to predict with certainty when completion will occur, as several previous completion dates have passed. Even if such pipeline is constructed, it would only give us access to a limited natural gas market. In addition, in connection with the approval of the Jubilee Phase 1 PoD, we granted the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to Ghana at no cost.

The Jubilee Phase 1 PoD provided an initial period during commencement of production for which natural gas could be flared. Subsequent to such period, the Jubilee Phase 1 PoD provided that a portion of the natural gas would be reinjected and the balance of the natural gas would be transported to shore via the pipeline to be built. While reinjection improves the recoverability of oil from such reservoirs in the short term, in order to maintain maximum oil production levels, eventually we will need to remove excess natural gas from the reservoirs' production system via such pipeline or by flaring it. We expect that we will need to flare large quantities of natural gas prior to the completion of the pipeline. However, we have not been issued a permit from the Ghana EPA to flare natural gas produced from the Jubilee Field in substantial quantities. Our petroleum agreements allow the operator to flare gas in certain circumstances to include, without limitation, in circumstances where reinjection is not possible. Ghanaian regulators may claim regulatory uncertainty exists as to whether Ghana EPA or other permits are also needed to conduct such flaring. In the absence of completion of a natural gas pipeline or if we are unable to flare such natural gas for the long-term prior to reaching the Jubilee Field's reinjection capacity, the field's oil production capacity may be adversely affected. Alternatively, if we flare without an amended Ghana EPA permit, we may be subject to regulatory action.

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

        Furthermore, the marketability of expected oil and natural gas production from our discoveries and prospects will also be affected by numerous factors. These factors include, but are not limited to, market fluctuations of prices, proximity, capacity and availability of drilling rigs and related equipment, qualified personnel and support vessels, processing facilities, transportation vehicles and pipelines, equipment availability, access to markets and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, allowable production, domestic supply requirements, importing and exporting of oil and natural gas, the ability to flare or vent natural gas, environmental protection and climate change). The effect of these factors, individually or jointly, may result in us not receiving an adequate return on invested capital.

        In the event that our currently undeveloped discoveries and prospects are developed and become operational, they may not produce oil and natural gas in commercial quantities or at the costs anticipated, and our projects may cease production, in part or entirely, in certain circumstances. Discoveries may become uneconomic as a result of an increase in operating costs to produce oil and natural gas. Our actual operating costs and rates of production may differ materially from our current estimates. Moreover, it is possible that other developments, such as increasingly strict environmental, climate change, health and safety laws and regulations and enforcement policies thereunder and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities, delays, an inability to complete the development of our discoveries or the abandonment of such discoveries, which could cause a material adverse effect on our financial condition and results of operations.

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

        These risks are particularly acute in deepwater drilling and exploration. Any of these events could result in loss of human life, significant damage to property, environmental or natural resource damage, impairment, delay or cessation of our operations, lower production rates, adverse publicity, substantial losses and civil or criminal liability. In accordance with customary industry practice, we expect to maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events, whether or not covered by insurance, could have a material adverse effect on our financial position and results of operations.

The development schedule of oil and natural gas projects, including the availability and cost of drilling rigs, equipment, supplies, personnel and oilfield services, is subject to delays and cost overruns.

        Historically, some oil and natural gas development projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and oilfield services, as well as mechanical and technical issues. The cost to develop our projects has not been fixed and remains dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Our construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the projects, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.

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

        Deepwater exploration generally involves greater operational and financial risks than exploration in shallower waters. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of equipment failure and usually higher drilling costs. In addition, there may be production risks of which we are currently unaware. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in loss of production, significant liabilities, cost overruns or delays.

For example, during 2013, we experienced mechanical issues in the Jubilee Field, including failures of our water injection facilities on the FPSO and water and gas injection wells. This equipment downtime negatively impacted oil production during the year. Furthermore, deepwater operations generally, and operations in Africa and South America, in particular, lack the physical and oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Because of the lack of and the high cost of this infrastructure, further discoveries we may make in Africa, South America and Europe may never be economically producible.

We had disagreements with the Republic of Ghana and the Ghana National Petroleum Corporation regarding certain of our rights and responsibilities under the WCTP and DT Petroleum Agreements.

        All of our proved reserves and our discovered fields are located offshore Ghana. The WCTP PA, the DT PA and the UUOA cover the two blocks and the Jubilee Unit that form the basis of our current operations in Ghana. Pursuant to these petroleum agreements, most significant decisions, including our plans for development and annual work programs, must be approved by GNPC and/or Ghana's Ministry of Energy. We have previously had disagreements with the Ministry of Energy and GNPC regarding certain of our rights and responsibilities under these petroleum agreements, the Petroleum Law of 1984 (PNDCL 84) (the "Ghanaian Petroleum Law") and the Internal Revenue Act, 2000 (Act 592) (the "Ghanaian Tax Law"). These included disagreements over sharing information with prospective purchasers of our interests, pledging our interests to finance our development activities, potential liabilities arising from discharges of small quantities of drilling fluids into Ghanaian territorial waters, the failure to approve the proposed sale of our Ghanaian assets, assertions that could be read to give rise to taxes payable under the Ghanaian Tax Law in connection with our IPO, failure to approve PoDs relating to certain discoveries offshore Ghana and the relinquishment of certain exploration areas on our licensed blocks offshore Ghana. These past disagreements have been resolved. The resolution of certain of these disagreements required us to pay agreed settlement costs to GNPC and/or the government of Ghana.

        There can be no assurance that future disagreements will not arise with any host government and/or national oil companies that may have a material adverse effect on our exploration or development activities, our ability to operate, our rights under our licenses and local laws or our rights to monetize our interests.

The geographic locations of our licenses in Africa, South America and Europe subject us to an increased risk of loss of revenue or curtailment of production from factors specifically affecting those areas.

        Our current exploration licenses are located in Africa, South America and Europe. Some or all of these licenses could be affected should either region experience any of the following factors (among others):

  •
  severe weather, natural or man-made disasters or acts of God;

  •
  delays or decreases in production, the availability of equipment, facilities, personnel or services;

  •
  delays or decreases in the availability of capacity to transport, gather or process production; and/or

  •
  military conflicts or civil unrest.

        For example, oil and natural gas operations in our license areas in Africa and South America may be subject to higher political and security risks than those operations under the sovereignty of the United States. We plan to maintain insurance coverage for only a portion of the risks we face from doing business in these regions. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss.

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

        Oil and natural gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes in energy policies or the personnel administering them), changes in laws and policies governing operations of foreign-based companies, expropriation of property, cancellation or modification of contract rights, revocation of consents or approvals, obtaining various approvals from regulators, foreign exchange restrictions, currency fluctuations, royalty increases and other risks arising out of foreign governmental sovereignty, as well as risks of loss due to civil strife, acts of war, guerrilla activities, terrorism, acts of sabotage, territorial disputes and insurrection. In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities, as it is the case in Ghana, where the Ghanaian Revenue Authority (the "GRA") has disputed certain tax deductions we have claimed in our Ghanaian tax returns covering the past seven fiscal years as non-allowable under the terms of the Ghanaian Petroleum Income Tax Law, as well as non-payment of certain transactional taxes.

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

        Our operations may also be adversely affected by laws and policies of the jurisdictions, including Ghana, Mauritania, Morocco, Suriname, Ireland, the United States, the United Kingdom, Bermuda and the Cayman Islands and other jurisdictions in which we do business, that affect foreign trade and taxation. Changes in any of these laws or policies or the implementation thereof could materially and adversely affect our financial position, results of operations and cash flows.

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

        We own a 55% participating interest in the Cap Boujdour Offshore block located geographically offshore Western Sahara. Our license was granted by the government of Morocco; however, the SADR has issued its own offshore exploration licenses which, in some areas, conflict with our licenses. As a result of SADR's conflicting claim of rights to oil and natural gas licenses granted by Morocco, and the SADR's claims that Morocco's exploitation of Western Sahara's natural resources violates international law, our interests could decrease in value or be lost. Any political instability, terrorism, changes in government, or escalation in hostilities involving the SADR, Morocco or neighboring states could adversely affect our operations and assets. In addition, Morocco has recently experienced political and social disturbances that could affect its legal and administrative institutions. A change in U.S. foreign policy or the policies of other countries regarding Western Sahara could also adversely affect our operations and assets. We are not insured against political or terrorism risks because management deems the premium costs of such insurance to be currently prohibitively expensive relative to the limited coverage provided thereby.

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

The oil and gas industry, including the acquisition of exploratory licenses, is intensely competitive and many of our competitors possess and employ substantially greater resources than us.

        The international oil and gas industry is highly competitive in all aspects, including the exploration for, and the development of, new license areas. We operate in a highly competitive environment for acquiring exploratory licenses and hiring and retaining trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than us, which can be particularly important in the areas in which we operate. These companies may be better able to withstand the financial pressures of unsuccessful drilling efforts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which could adversely affect our competitive position. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable licenses and to consummate transactions in a highly competitive environment. Also, there is substantial competition for available capital for investment in the oil and gas industry. As a result of these and other factors, we may not be able to compete successfully in an intensely competitive industry, which could cause a material adverse effect on our results of operations and financial condition.

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

        Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change, or their interpretations could change, in ways that could substantially increase our costs. These risks may be higher in the developing countries in which we conduct a majority of our operations, where there could be a lack of clarity or lack of consistency in the application of these laws and regulations. Any resulting liabilities, penalties, suspensions or terminations could have a material adverse effect on our financial condition and results of operations.

        For example, Ghana's Parliament has enacted the Petroleum Revenue Management Act and is considering the enactment of a new Petroleum Exploration and Production Act. There can be no assurance that these laws will not seek to retroactively, either on their face or as interpreted, modify the terms of the agreements governing our license interests in Ghana, including the WCTP and DT PAs and the UUOA, require governmental approval for transactions that effect a direct or indirect change of control of our license interests or otherwise affect our current and future operations in Ghana. Any such changes may have a material adverse effect on our business. We also cannot assure you that government approval will not be needed for direct or indirect transfers of our petroleum agreements or interests thereunder based on existing legislation. See "Item 1. Business—Other Regulation of the Oil and Gas Industry—Ghana."

        The SEC promulgated final rules under the Dodd-Frank Act requiring SEC reporting companies that engage in the commercial development of oil, natural gas or minerals, to disclose payments (including taxes, royalties, fees and other amounts) made by such companies or an entity controlled by such companies to the United States or to any non-U.S. government for the purpose of commercial development of oil, natural gas or minerals. The final rules do not contain an exception that would allow companies to exclude payments which may not be disclosed pursuant to foreign laws or confidentiality agreements. However, in July 2013, the United States District Court for the District of Columbia vacated the final rules and the SEC has not as yet proposed revised rules implementing the applicable section of the Dodd-Frank Act. There can be no assurance that we will be able to comply with these regulations, once promulgated, without creating disagreements with these partners or governments. Further, such regulations may place us at a disadvantage to our non-U.S. competitors in doing business in the international oil and gas industry. Any of these consequences could have a material adverse effect on our financial condition and our results of operations.

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

        In addition, we expect continued and increasing attention to climate change issues. Various countries and regions, including Ghana, Ireland, Mauritania, Morocco and Suriname, have agreed to reduce emissions of greenhouse gases ("GHGs"), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion) under the Kyoto Protocol. While the Kyoto Protocol was set to expire in 2012, it has been extended by amendment until 2020 with the understanding among the parties that a new climate change regime will be negotiated by 2015 and succeed the Kyoto Protocol in 2020. Ireland is also a party to the European Union Emissions Trading Scheme that seeks, among other things, to meet the European Union's commitments under the Kyoto Protocol through a "cap and trade" GHG emissions framework. The increased regulation of GHGs by any of the areas in which we, our customers and the end-users of our products operate may increase our compliance costs, such as for monitoring, sequestering or reducing emissions and may have an adverse impact on the global supply and demand for oil and natural gas, which could have a material adverse impact on our business or results of operations. The physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including through increased severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process-related services provided by our third-party contractors.

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

        Our commercial debt facility, and revolving credit facility include certain covenants that, among other things, restrict:

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

  •
  the sale of assets (other than production sold in the ordinary course of business); and

  •
  our capital expenditures that we can fund with our commercial debt facility, and revolving credit facility.

        Our commercial debt facility, and revolving credit facility require us to maintain certain financial ratios, such as debt service coverage ratios and cash flow coverage ratios. All of these restrictive covenants may limit our ability to expand or pursue our business strategies. Our ability to comply with these and other provisions of our commercial debt facility, and revolving credit facility may be impacted by changes in economic or business conditions, our results of operations or events beyond our control. The breach of any of these covenants could result in a default under our commercial debt facility, and revolving credit facility, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under our commercial debt facility and revolving credit facility, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders, successors or assignees could proceed against their collateral. If the indebtedness under our commercial debt facility and, revolving credit facility were to be accelerated, our assets may not be sufficient to repay in full such indebtedness.

Our level of indebtedness may increase and thereby reduce our financial flexibility.

        At December 31, 2013, we had $900.0 million outstanding and $600.0 million of committed undrawn capacity under our commercial debt facility, of which $309.5 million was available. As of December 31, 2013, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability was $300.0 million As of December 31, 2013, there were six outstanding letters of credit totaling $42.0 million under the letter of credit facility agreement. In the future, we may incur significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.

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

        We are an exempted company incorporated pursuant to the laws of Bermuda and operate through subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States, Bermuda, Ghana, and other jurisdictions in which we or any of our subsidiaries operate or are resident. In the past, legislation has been introduced in the Congress of the United States that would reform the U.S. tax laws as they apply to certain non-U.S. entities and operations, including legislation that would treat a foreign corporation as a U.S. corporation for U.S. federal income tax purposes if substantially all of its senior management is located in the United States. If this or similar legislation is passed that changes our U.S. tax position, it could have a material adverse effect on our net income, our cash flow and our financial condition.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.

        The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons who ordinarily reside in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda.

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

        We use derivative instruments to manage our commodity price and interest rate risk. The United States Congress adopted comprehensive financial reform legislation in 2010 that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as ours, that participate in that market. The Dodd-Frank Act was signed into law by the President on July 21, 2010. Many of the provisions of the Dodd-Frank Act require implementing regulations by agencies including the Commodity Futures Trading Commission (the "CFTC") and the SEC. The adopting and implementation of these regulations is underway but has not yet been completed.

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

        On January 10, 2012, a lawsuit was filed in the 68th Judicial District Court of Dallas County, Texas, against Kosmos Energy Ltd., all of our directors, certain officers of the Company, Warburg Pincus LLC, Blackstone Capital Partners and the underwriters of our IPO, alleging violations of the federal securities laws. Specifically, the plaintiff alleged, among other things, that the defendants made materially false statements and omissions in the documents related to the IPO concerning anticipated gross oil production from the Jubilee Field and that the defendants failed to disclose that several wells were not producing as expected due to design defects that will purportedly cost hundreds of millions of dollars to remediate and will purportedly keep such wells from producing as expected for several years. We are vigorously defending against the lawsuit and do not believe it will have a material adverse effect on our business. However, if we are unsuccessful in this litigation and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

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

        Our two largest shareholders collectively own approximately 63% of our issued and outstanding common shares. Consequently, these shareholders have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

  •
  the compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  there be an annual self-assessment evaluation of the nominating and corporate governance and compensation committees.

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

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Some of our directors are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on that person in the United States or to enforce in the United States judgments obtained in U.S. courts against us or that person based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        See "Item 1. Business." We also have various operating leases for rental of office space, office and field equipment, and vehicles. See Note 15 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for the future minimum rental payments. Such information is incorporated herein by reference.

Item 3.    Legal Proceedings

        On January 10, 2012, a lawsuit was filed in the 68th Judicial District Court of Dallas County, Texas, against Kosmos Energy Ltd., all of our directors, certain officers of the Company, Warburg Pincus LLC, Blackstone Capital Partners and the underwriters of our IPO, alleging violations of the federal securities laws. Specifically, the plaintiff alleged, among other things, that the defendants made materially false statements and omissions in the documents related to the IPO concerning anticipated gross oil production from the Jubilee Field and that the defendants failed to disclose that several wells were not producing as expected due to design defects that will purportedly cost hundreds of millions of dollars to remediate and will purportedly keep such wells from producing as expected for several years. The plaintiff seeks to certify the lawsuit as a class action lawsuit. This lawsuit has been removed from the Dallas County State court in which it was originally filed to the United States Federal District Court for the Northern District of Texas, Dallas Division and has been consolidated along with three substantially similar lawsuits into one lawsuit. Additionally, Warburg Pincus LLC and Blackstone Capital Partners were subsequently dismissed as defendants from these lawsuits. We believe that these claims are without merit and intend to defend this lawsuit vigorously. We are cooperating with our directors and officers liability insurance carrier regarding the vigorous defense of the lawsuit. We currently believe that the potential amount of losses resulting from this lawsuit in the future, if any, will not exceed the policy limits of our directors' and officers' insurance.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Trading Summary

        Our common shares are traded on the NYSE under the symbol KOS. The following table shows the quarterly high and low sale prices of our common shares.

	2013		2012
	High	Low	High	Low
First Quarter	$13.05	$10.15	$15.13	$12.30
Second Quarter	12.17	10.09	13.70	10.03
Third Quarter	11.15	9.71	11.75	8.19
Fourth Quarter	11.42	10.03	12.65	9.55

        As of February 18, 2014, based on information from the Company's transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos' common shares was 212. On February 18, 2014, the last reported sale price of Kosmos' common shares, as reported on the NYSE, was $10.66 per share.

        We have never paid any dividends on our common shares. At the present time, we intend to retain all of our future earnings, if any, generated by our operations for the development and growth of our business. Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act, we may not declare or pay a dividend if there are reasonable grounds for believing that we are, or would after the payment be, unable to pay our liabilities as they become due or that the realizable value of our assets would thereafter be less than the aggregate of our liabilities, issued share capital and share premium accounts. Certain of our subsidiaries are also currently restricted in their ability to pay dividends to us pursuant to the terms of the Facility and the Corporate Revolver unless we meet certain conditions, financial and otherwise. Any decision to pay dividends in the future is at the discretion of our board of directors and depends on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. Currently we do not anticipate paying any dividends in the foreseeable future.

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

        During 2013, we used net proceeds to repay indebtedness under our Facility and for exploration activities and general corporate purposes. Pending use of the remaining net proceeds, we have invested these net proceeds in institutionally-managed accounts that consist of highly rated investment funds.

Issuer Purchases of Equity Securities

        Under the terms of our Long Term Incentive Plan ("LTIP"), we have issued shares of restricted shares and restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during fiscal year 2013 and the average price paid per share.

	Total Number of Share Withheld/Purchased	Average Price Paid per Share
	(In thousands)
January 1, 2013—January 31, 2013	—	$—
February 1, 2013—February 28, 2013	—	—
March 1, 2013—March 31, 2013	6	12.51
April 1, 2013—April 30, 2013	189	10.91
May 1, 2013—May 31, 2013	899	11.52
June 1, 2013—June 30, 2013	12	10.32
July 1, 2013—July 31, 2013	—	—
August 1, 2013—August 31, 2013	—	—
September 1, 2013—September 30, 2013	—	—
October 1, 2013—October 31, 2013	3	10.42
November 1, 2013—November 30, 2013	—	—
December 1, 2013—December 31, 2013	—	—

Total	1,109	11.41

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

        The following graph illustrates changes over the period from May 11, 2011 (date our common shares commenced trading on the NYSE) through December 31, 2013, in cumulative total stockholder return on our common shares as measured against the cumulative total return of the S&P 500 Index and the SIG Oil Exploration & Production Index. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends).

		December 31,
	May 11, 2011
		2011	2012	2013
Kosmos Energy Ltd. (KOS)	$100.00	$68.11	$68.61	$62.11
S&P 500 (SPX)	100.00	94.55	109.36	143.24
SIG Oil Exploration & Production Index (EPX)	100.00	84.33	78.53	99.03

Item 6.    Selected Financial Data

        The following selected consolidated financial information set forth below as of and for the five years ended, December 31, 2013, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Consolidated Statements of Operations Information:

	Years Ended December 31,
	2013	2012	2011(1)	2010	2009
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenue	$851,212	$667,951	$666,912	$—	$—
Interest income	275	1,108	9,093	4,231	985
Other income	941	3,150	775	5,109	9,210

Total revenues and other income	852,428	672,209	676,780	9,340	10,195
Costs and expenses:
Oil and gas production	96,791	95,109	83,551	—	—
Exploration expenses	230,314	100,652	128,753	73,126	22,127
General and administrative	158,421	157,087	111,235	98,967	55,619
Depletion and depreciation	222,544	185,707	140,469	2,423	1,911
Amortization—deferred financing costs	11,054	8,984	16,193	28,827	2,492
Interest expense	36,811	52,207	65,749	59,582	6,774
Derivatives, net	17,027	31,490	11,777	28,319	—
Loss on extinguishment of debt	—	5,342	59,643	—	—
Doubtful accounts expense	—	—	(39,782)	39,782	—
Other expenses, net	3,512	1,475	149	1,094	46

Total costs and expenses	776,474	638,053	577,737	332,120	88,969

Income (loss) before income taxes	75,954	34,156	99,043	(322,780)	(78,774)
Income tax expense (benefit)	166,998	101,184	76,686	(77,108)	973

Net income (loss)	$(91,044)	$(67,028)	$22,357	$(245,672)	$(79,747)
Accretion to redemption value of convertible preferred units	—	—	(24,442)	(77,313)	(51,528)

Net loss attributable to common shareholders/unit holders	$(91,044)	$(67,028)	$(2,085)	$(322,985)	$(131,275)

Net income (loss) per share attributable to common shareholders (the year ended December 31, 2011 represents the period from May 16, 2011 to December 31, 2011)(2):
Basic	$(0.24)	$(0.18)	$0.09

Diluted	$(0.24)	$(0.18)	$0.09

Weighted average number of shares used to compute net income (loss) per share (the year ended December 31, 2011 represents the period from May 16, 2011 to December 31, 2011)(2):
Basic	376,819	371,847	368,474

Diluted	376,819	371,847	368,607

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

Consolidated Balance Sheets Information:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents	$598,108	$515,164	$673,092	$100,415	$139,505
Total current assets	734,961	750,118	1,112,481	559,920	256,728
Total property and equipment, net	1,522,962	1,525,762	1,377,041	998,000	604,007
Total other assets	87,903	90,243	62,412	133,615	161,322
Total assets	2,345,826	2,366,123	2,551,934	1,691,535	1,022,057
Total current liabilities	219,324	190,253	339,607	482,057	139,647
Total long-term liabilities	1,134,167	1,146,964	1,191,601	845,383	287,022
Total convertible preferred units	—	—	—	978,506	813,244
Total shareholders' equity/unit holdings equity	992,335	1,028,906	1,020,726	(614,411)	(217,856)
Total liabilities, convertible preferred units and shareholders' equity/unit holdings equity	2,345,826	2,366,123	2,551,934	1,691,535	1,022,057

Consolidated Statements of Cash Flows Information:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$522,404	$371,530	$364,909	$(191,800)	$(27,591)
Investing activities	(324,133)	(402,662)	(385,140)	(589,975)	(500,393)
Financing activities	(115,327)	(126,796)	592,908	742,685	519,695

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

Overview

        We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara) and Suriname.

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

Recent Developments

Debt

        Our commercial debt facility ("Facility") provides a revolving-credit and letter of credit facility with a total commitment of $1.5 billion. The availability period for the revolving-credit facility, as amended in April 2013, expires on December 15, 2014 and the letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on December 15, 2014, outstanding borrowings will also be constrained by an amortization schedule. The first required payment could be as early as March 31, 2015, subject to the level of outstanding borrowings and the borrowing base constraints.

        In September 2013, as part of the normal borrowing base determination process, the availability under the Facility was reduced to $1.2 billion. As of December 31, 2013, borrowings under the Facility totaled $900.0 million, the undrawn availability under the Facility was $309.5 million and there were no letters of credit drawn under the facility.

        In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million by additional commitments from existing and new financial institutions.

        In July 2013, we entered into a revolving letter of credit facility agreement ("LC Facility"). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2013, there were six outstanding letters of credit totaling $42.0 million under the LC Facility.

Rig Agreement

        In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build drillship "Atwood Achiever." Currently under construction, the rig is expected to commence drilling operations in the second half of 2014. The rig's capabilities include drilling to total depths of up to 40,000 feet (12,200 meters), and in water depths of up to 12,000 feet (3,660 meters). The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term.

Ghana

        During 2013, we had eight liftings of oil totaling 7,778 MBbl from the Jubilee Field production resulting in revenues of $851.2 million. Our average realized price was $109.44 per barrel.

        We previously received an approval for the Phase 1A PoD of the Jubilee Field, and production from Phase 1A commenced in late 2012. The Phase 1A program includes the drilling of up to eight additional wells consisting of up to five production wells and three water injection wells. Five wells (three producers and two injectors) are online. Program execution is expected to be completed in 2014.

        In January 2013, we relinquished the discovery area associated with the Banda discovery on the WCTP Block, as we do not consider this discovery to be commercially viable. As the exploration phase of the WCTP PA has expired, we no longer have any rights to this discovery area (unless we enter into a new petroleum agreement with the Ghana Ministry of Energy and the Ghana National Petroleum Company covering this and other relinquished areas of the WCTP Block). This relinquishment did not have a material impact on our consolidated financial statements for the year ended December 31, 2013 or 2012, as we previously recorded the unsuccessful well costs associated with the Banda-1 exploration well as exploration expenses in 2011.

        The Sapele-1 exploration well on the DT Block was completed in February 2013. The well was not considered a productive well and accordingly was plugged and abandoned.

        In May 2013, the government of Ghana approved the PoD over the Tweneboa, Enyenra and Ntomme ("TEN") discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells designed as producers and the remainder as water or gas injectors to support ultimate field recoveries. The TEN development is expected to deliver first oil in 2016. Future development of gas resources at TEN is anticipated following the commencement of oil startup.

        Drilling of the Akasa-2A appraisal well on the WCTP Block was completed in October 2013. We believe that the well successfully identified the down dip water contact associated with the Akasa-1 discovery as intended. Should the Akasa discovery progress to a development, the Akasa-2A appraisal well is expected to be utilized in the development as a water injection well. However, since the Akasa-2A appraisal well did not encounter oil or gas reserves sufficient to be utilized as a producing well, accounting rules require that the costs associated with the Akasa-2A appraisal well be impaired. As such, $20.0 million is included in exploration expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

Morocco

        In January 2013, we closed on an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore block from Canamens Energy Morocco SARL, one of our block partners. Governmental approvals and processes for this acquisition were finalized in November 2013.

        In August 2013, final government approvals and processes were completed for the acquisition of the additional 18.75% participating interest in the Foum Assaka block in the Agadir Basin offshore Morocco from Pathfinder, a wholly owned subsidiary of Fastnet, one of our block partners.

        In October 2013, Kosmos executed a petroleum agreement with the Office National des Hydrocarbures et des Mines ("ONHYM"), the national oil company of the Kingdom of Morocco, covering the Tarhazoute Offshore block, to which the Company previously held certain exploration rights under a 2011 reconnaissance contract. Under the terms of the petroleum contract, the Company is the operator of the Tarhazoute Offshore block. ONHYM holds a 25% carried interest in the block through the exploration period. The initial exploration period will last for two years and six months and will commence from the date specified in the exploration permits, which have yet to be finalized with the Government of Morocco and ONHYM. The exploration period may be extended for additional exploration extension periods of two years and six months and three years respectively. The petroleum contract is subject to customary government approvals.

        In October 2013, we entered into three farm-out agreements with BP plc ("BP") covering three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP will acquire a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos' share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. Upon close of the transaction, BP shall also pay $36.3 million for their share of past costs and $8.9 million for their portion of shared costs incurred from the effective date of the contract through December 31, 2013. Completion of the transactions is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we will remain the operator.

        In October 2013, we entered into a farm-out agreement with Capricorn Exploration & Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC ("Cairn"), covering the Cap Boujdour Offshore block, offshore Western Sahara. Under the terms of the agreement, Cairn will acquire a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Offshore block. Cairn will pay 150% of its share of costs of a 3D seismic survey capped at $25.0 million and one exploration well capped at $100.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs and, upon completion of the transaction, $0.6 million for their share of costs incurred from the effective date of the contract through December 31, 2013. Completion of the transaction is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interest in the Cap Boujdour Offshore block will be 55.0% and we will remain the operator.

Ireland

        In April 2013, the Company entered into a farm-in agreement with Antrim Energy Inc., whereby Kosmos acquired a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs.

        In April 2013, the Company entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc, whereby Kosmos acquired an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, Kosmos will reimburse a portion of previously incurred exploration costs, as well as carry the partner on future

3D seismic costs. Contingent upon an election by Kosmos and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, Kosmos will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block.

        In July 2013, Ireland granted us Frontier Exploration Licenses 1-13, 2-13, and 3-13 pursuant to Licensing Options 11/5, 11/7 and 11/8. The term of each contract is 15 years unless surrendered or revoked, and is divided into an initial phase of three years, and three subsequent phases of four years each. Relinquishment of 25% of the existing area is required at the end of the first phase and 50% of the existing area at the end of the second phase. Three months before the end of each phase, we must propose a work program for the subsequent phase for the approval of the Minister of Communications, Energy and Natural Resources. The second phase work program must include an exploration well. The contract area must be surrendered if a second exploration well has not been commenced by the end of the third phase. Upon entering these Frontier Exploration Licenses, we and the other block partners relinquished approximately 25% of the acreage covered by the Licensing Options.

        We completed a 3D seismic data acquisition program of approximately 5,000 square kilometers over these blocks in October 2013. The processing of this seismic data is expected to be completed in 2014.

Mauritania

        In May 2013, we completed a 2D seismic data acquisition program on approximately 6,000 line-kilometers, covering Blocks C8, C12 and C13 offshore Mauritania. In November 2013, we completed a 3D seismic program of approximately 10,300 square kilometers over portions of Blocks C8 and C12. The processing of this seismic data is expected to be completed in 2014.

Suriname

        In August 2013, we completed a 2D seismic program of approximately 1,400 line kilometers over a portion of Block 42, outside of the existing 3D seismic survey. Processing and interpretation of the data continues.

Cameroon

        Drilling of the Sipo-1 exploration well on the Ndian River Block was completed in May 2013. Oil and gas shows evidenced during drilling indicated a working petroleum system; however, the well failed to encounter commercial reservoirs and accordingly was plugged and abandoned. Total well and other related costs of $75.6 million are included in exploration expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

        During 2013, we took all actions required to voluntarily relinquish all of the area under the Ndian River Block and Fako Block in Cameroon.

Results of Operations

        All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the years ended December 31, 2013, 2012 and 2011 are included in the following table:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per barrel data)
Sales volumes:
MBbl	7,778	5,905	5,971
Revenues:
Oil sales	$851,212	$667,951	$666,912
Average sales price per Bbl	109.44	113.12	111.70
Costs:
Oil production, excluding workovers	$57,608	$50,640	$83,551
Oil production, workovers	39,183	44,469	—

Total oil production costs	$96,791	$95,109	$83,551
Depletion	$213,732	$178,568	$135,532
Average cost per Bbl:
Oil production, excluding workovers	$7.41	$8.58	$13.99
Oil production, workovers	5.04	7.53	—

Total oil production costs	12.45	16.11	13.99
Depletion	27.48	30.24	22.70

Oil production cost and depletion costs	$39.93	$46.35	$36.69

        The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

  Year Ended December 31, 2013 vs. 2012

	Years Ended December 31,
			Increase (Decrease)
	2013	2012
	(In thousands)
Revenues and other income:
Oil and gas revenue	$851,212	$667,951	$183,261
Interest income	275	1,108	(833)
Other income	941	3,150	(2,209)

Total revenues and other income	852,428	672,209	180,219
Costs and expenses:
Oil and gas production	96,791	95,109	1,682
Exploration expenses	230,314	97,712	132,602
General and administrative	158,421	160,027	(1,606)
Depletion and depreciation	222,544	185,707	36,837
Amortization—deferred financing costs	11,054	8,984	2,070
Interest expense	36,811	52,207	(15,396)
Derivatives, net	17,027	31,490	(14,463)
Loss on extinguishment of debt	—	5,342	(5,342)
Other expenses, net	3,512	1,475	2,037

Total costs and expenses	776,474	638,053	138,421

Income (loss) before income taxes	75,954	34,156	41,798
Income tax expense	166,998	101,184	65,814

Net income (loss)	$(91,044)	$(67,028)	$(24,016)

        Oil and gas revenue.    Oil and gas revenue increased by $183.3 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to an increase in sales volumes. We lifted and sold approximately 7,778 MBbl at an average realized price per barrel of $109.44 in 2013 and approximately 5,905 MBbl at an average realized price per barrel of $113.12 in 2012.

        Oil and gas production.    Oil and gas production costs increased by $1.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The change is due to an increase in routine operating expenses offset by a reduction in workover and rig equipment costs. During the year ended December 31, 2013, we incurred workover costs for two water injection wells. During the year ended December 31, 2012, we incurred workover costs related to acid jobs for six producing wells.

        Exploration expenses.    Exploration expenses increased by $132.6 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. During the year ended December 31, 2013, we incurred $105.8 million of unsuccessful well and other related costs primarily related to the Cameroon Sipo-1 exploration well; the Ghana Sapele-1 exploration well; and the Ghana Akasa-2A appraisal well and $110.4 million for seismic costs primarily for Mauritania, Ireland, Morocco and new business activities. During the year ended December 31, 2012, we incurred $53.9 million for seismic costs for Morocco, Suriname, Ghana and Cameroon; $32.2 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well and Ghana Okure-1 exploration well; and $9.9 million of new business costs.

        General and administrative.    General and administrative costs decreased by $1.6 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. Cash General and administrative costs increased $16.0 million during the year due to an increase in professional fees and compensation and benefits; however, this was partially offset by a $14.4 million decrease in non-cash general and administrative costs associated with our long-term incentive plan.

        Depletion and depreciation.    Depletion and depreciation increased $36.8 million during the year ended December 31, 2013, as compared with the year ended December 31, 2012, primarily due to depletion related to an increase in production volumes during the year.

        Interest expense.    Interest expense decreased by $15.4 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to reduced transaction taxes, decreases in our outstanding debt balance and the mark-to-market changes on our interest rate swaps during the year ended December 31, 2013.

        Derivatives, net.    The decrease in Derivatives, net is due to the change in fair value of the commodity derivative instruments. The change in fair value includes the impact of increases and decreases in the Dated Brent forward curve compared to our executed hedging arrangements and derivatives entered into or settled during each period.

        Income tax expense.    The Company recognized an income tax provision attributable to earnings of $167.0 million and $101.2 million during 2013 and 2012, respectively. The Company's effective tax rates for 2013 and 2012 were 219.9% and 296.2%, respectively. The large effective tax rates for the periods presented are due to losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits as well as losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $65.8 million during the year ended December 31, 2013, as compared with December 31, 2012, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

  Year Ended December 31, 2012 vs. 2011

	Years Ended December 31,
			Increase (Decrease)
	2012	2011
	(In thousands)
Revenues and other income:
Oil and gas revenue	$667,951	$666,912	$1,039
Interest income	1,108	9,093	(7,985)
Other income	3,150	775	2,375

Total revenues and other income	672,209	676,780	(4,571)
Costs and expenses:
Oil and gas production	95,109	83,551	11,558
Exploration expenses	100,652	128,753	(28,101)
General and administrative	157,087	111,235	45,852
Depletion and depreciation	185,707	140,469	45,238
Amortization—deferred financing costs	8,984	16,193	(7,209)
Interest expense	52,207	65,749	(13,542)
Derivatives, net	31,490	11,777	19,713
Loss on extinguishment of debt	5,342	59,643	(54,301)
Doubtful accounts expense	—	(39,782)	39,782
Other expenses, net	1,475	149	1,326

Total costs and expenses	638,053	577,737	60,316

Income before income taxes	34,156	99,043	(64,887)
Income tax expense	101,184	76,686	24,498

Net income (loss)	$(67,028)	$22,357	$(89,385)

        Oil and gas revenue.    Oil and gas revenue increased by $1.0 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a higher realized price per barrel. We lifted and sold approximately 5,905 MBbl at an average realized price per barrel of $113.12 in 2012 and approximately 5,971 MBbl at an average realized price per barrel of $111.70 in 2011.

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

        Oil and gas production.    Oil and gas production costs increased by $11.6 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to $44.5 million of workover costs related to acid stimulations on Jubilee Field wells, offset by a decrease due to the purchase of the FPSO in December 2011. During the year ended December 31, 2012, the amortization of costs capitalized in connection with the purchase of the FPSO were expensed as depletion. Our average production cost per barrel was $16.11 and $13.99 for the years ended December 31, 2012 and 2011, respectively.

        Exploration expenses.    Exploration expenses decreased by $28.1 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011. During the year ended December 31, 2012, we incurred $53.9 million for seismic costs for Morocco, Suriname, Ghana and Cameroon; $32.2 million of unsuccessful well costs, primarily related to the Ghana Teak-4A appraisal well and Ghana Okure-1 exploration well; and $9.9 million of new business costs. During the year ended December 31, 2011, we incurred $32.8 million for seismic costs and $91.3 million of unsuccessful well costs, primarily related to the Cameroon N'gata-1, Ghana Makore-1, Ghana Banda-1 and Ghana Odum exploration wells.

        General and administrative.    General and administrative costs increased by $45.9 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to increases in non-cash expenses of $32.4 million for equity-based compensation and an increase in staffing. Total non-cash general and administrative costs were $83.4 million and $51.0 million for the years ended December 31, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

        We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and secured funding from issuances of equity and commercial debt facilities to meet our ongoing liquidity requirements. In relation to cash flow generated from our operating activities, if we are unable to resolve issues related to the continuous removal of associated natural gas in large quantities from the Jubilee Field, and the production restraints caused thereby, then the Company's cash flows from operations will be adversely affected. See "Item 1A. Risk Factors—Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our oil and natural gas production."

Significant Sources of Capital

Facility

        The Company maintains a commercial debt facility, as amended, (the "Facility") with a number of financial institutions, including the International Finance Corporation with a total commitment of $1.5 billion.

        As of December 31, 2013, borrowings under the Facility totaled $900.0 million and the undrawn availability under the Facility was $309.5 million.

        Interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into), LIBOR and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determine the effective interest rate based on the estimated level of future borrowings under the Facility.

        The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in April 2013 expires on December 15, 2014 and the letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on December 15, 2014, outstanding borrowings will be constrained by an amortization schedule as well. The first required payment could be as early as March 31, 2015, subject to the level of outstanding borrowings and the borrowing base constraints. The Facility has a final maturity date of March 29, 2018.

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

        If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us. The Facility contains cross default provisions related to the Corporate Revolver and Revolving Credit Facility.

        We were in compliance with the financial covenants contained in the Facility as of the September 30, 2013 forecast (the most recent assessment date), which requires the maintenance of:

  •
  the field life cover ratio (as defined in the glossary), not less than 1.30x; and

  •
  the loan life cover ratio (as defined in the glossary), not less than 1.10x.

        In connection with the Facility, as amended, certain terms of the Facility were amended as follows:

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

  •
  the cancellation of $500 million of commitments and the right of the Company to increase the Facility commitments beyond $2.0 billion (i.e. the cancellation of the uncommitted $1.0 billion accordion);

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

  •
  the exclusion of certain of the Company's Morocco and Cameroon subsidiaries from (i) certain restrictions related to granting of security in those subsidiaries' and (ii) the receipt of funds from draws under the Facility; and

  •
  to make certain other amendments to the terms of the Facility.

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

        As of December 31, 2013, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million.

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

        We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2013 (the most recent assessment date), which requires the maintenance of:

  •
  the debt cover ratio (as defined in the glossary), not more than 3.5x; and

  •
  the interest cover ratio (as defined in the glossary), not less than 2.25x.

        The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various other markets. If any of the financial institutions within our Facility or Corporate Revolver are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all of the financial institutions participating in our Facility and Corporate Revolver. None of the financial institutions have indicated to us that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our banks will be able to perform on their commitments. The Corporate Revolver contains cross default provisions related to the Facility and the Revolving Credit Facility.

Letter of Credit Facility

        In July 2013, we entered into a revolving letter of credit facility agreement ("LC Facility"). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2013, there were six outstanding letters of credit totaling $42.0 million under the LC Facility. The LC Facility contains cross default provisions related to the Facility and the Corporate Revolver.

Capital Expenditures and Investments

        We expect to incur substantial costs as we continue to develop our oil and natural gas prospects and as we:

  •
  complete our 2014 exploration and appraisal drilling program in our license areas;

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

2014 Capital Program

        We estimate we will incur approximately $575.0 million of capital expenditures for the year ending December 31, 2014. This capital expenditure budget consists of:

  •
  approximately $400 million for developmental related expenditures offshore Ghana; and

  •
  approximately $175 million for exploration and appraisal related expenditures, including new venture opportunities.

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

        The following table presents our liquidity and financial position as of December 31, 2013:

December 31, 2013
(In thousands)
Cash and cash equivalents	$598,108
Drawings under the Facility	900,000

Net debt	301,892
Availability under the Facility	$309,504
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,207,612

Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$522,404	$371,530	$364,909
Investing activities	(324,133)	(402,662)	(385,140)
Financing activities	(115,327)	(126,796)	592,908

        Operating activities.    Net cash provided by operating activities in 2013 was $522.4 million compared with net cash provided by operating activities of $371.5 million in 2012 and $364.9 million in 2011, respectively. The increase in cash provided by operating activities in 2013 when compared to 2012 was primarily due to an increase in oil and gas revenues and a positive change in working capital items. The increase in cash provided by operating activities in 2012 when compared to 2011 was primarily due to positive change in working capital items which offset a decrease in results from operations.

        Investing activities.    Net cash used in investing activities in 2013 was $324.1 million compared with $402.7 million and $385.1 million in 2012 and 2011, respectively. The decrease in cash used in investing activities in 2013 when compared to 2012 was primarily attributable to a decrease in expenditures for oil and gas assets. The increase in cash used in investing activities in 2012 when compared to 2011 was primarily attributable to changes in restricted cash, notes receivable and expenditures for oil and gas assets primarily in Ghana for development activities. During 2012, we set aside $23.7 million of restricted cash to support our exploration related activities. During 2011, we released $112.0 million of restricted cash and set aside $26.4 million primarily related to requirements under the Facility.

        Financing activities.    Net cash used in financing activities in 2013 was $115.3 million compared with net cash used in financing activities of $126.8 million in 2012 and net cash provided by financing activities of $592.9 million in 2011. The decrease in cash used in financing activities for 2013 when compared to 2012 was primarily due to a decrease in deferred financing costs. The decrease in cash provided by financing activities for 2012 when compared to 2011 was primarily due to net proceeds received from the IPO of $580.4 million received in 2011 and an increase in net payments under long-term debt.

Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2013:

	Payments Due By Year(4)
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Facility(1)	$900,000	$—	$346,693	$149,428	$292,768	$111,111	$—
Interest payments on long-term debt(2)	134,746	47,417	38,001	25,562	22,005	1,761	—
Operating leases	20,718	4,365	3,518	3,158	3,223	3,323	3,131
Atwood Achiever drilling rig contract(3)	652,120	91,035	217,175	217,770	126,140	—	—

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of December 31, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2013, there were no borrowings under the Corporate Revolver.

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

        In December 2013, we signed a short-term rig share agreement for the drillship "Maersk Discoverer." The Maersk Discoverer is expected to commence drilling operations in the first half of 2014. The rig share agreement covers a period to drill one exploration well in Morocco at a day rate of approximately $0.6 million. The well is expected to take approximately 90 days.

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

							Liability Fair Value at December 31, 2013
	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
	(In thousands, except percentages)
Variable rate debt:
Facility(1)	$—	$346,693	$149,428	$292,768	$111,111	$—	$(900,000)
Weighted average interest rate(2)	3.90%	4.35%	5.79%	7.07%	7.71%	—
Interest rate swaps:
Notional debt amount(3)	$47,033	$16,875	$6,250	$—	$—	$—	$(1,116)
Fixed rate payable	2.22%	2.22%	2.22%	—	—	—
Variable rate receivable(4)	0.40%	0.74%	1.41%	—	—	—
Notional debt amount(3)	$47,033	$16,872	$6,250	$—	$—	$—	$(1,175)
Fixed rate payable	2.31%	2.31%	2.31%	—	—	—
Variable rate receivable(4)	0.40%	0.74%	1.41%	—	—	—
Notional debt amount(3)	$1,868	$—	$—	$—	$—	$—	$(6)
Fixed rate payable	0.98%	—	—	—	—	—
Variable rate receivable(4)	0.35%	—	—	—	—	—
Notional debt amount(3)	$38,434	$23,137	$—	$—	$—	$—	$(437)
Fixed rate payable	1.34%	1.34%	—	—	—	—
Variable rate receivable(4)	0.40%	0.59%	—	—	—	—

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of December 31, 2013. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2013, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

        We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2013, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos' liquidity or availability of or requirements for capital resources.

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

        Revenue Recognition.    We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2013 and 2012, we had no oil and gas imbalances recorded in our consolidated financial statements.

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

        Receivables.    Our receivables consist of joint interest billings, oil sales and other receivables. For our oil sales receivable, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor's ownership interest in oil and natural gas properties we operate, and the owner's ability to pay its obligation, among other things.

        Income Taxes.    We account for income taxes as required by the ASC 740—Income Taxes ("ASC 740"). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2013 and 2012, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.

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

  •
  the existence, or lack thereof, of statutory limitations on the period that net operating losses may be carried forward in a jurisdiction; and

  •
  the creation and timing of future taxable income associated with the turn around of deferred tax liabilities in excess of deferred tax assets.

        Derivative Instruments and Hedging Activities.    We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of three-way collars, swaps with calls and purchased puts. We also use interest rate swap contracts to mitigate our exposure to interest rate fluctuations related to our long-term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or a liabilities measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts and accordingly the changes in the fair value of the instruments are recognized in earnings in the period of change. The effective portions of the discontinued hedges as of May 31, 2010, are included in accumulated other comprehensive income or loss ("AOCI") in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings when the hedged transactions settle.

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

New Accounting Pronouncements

        We do not expect the adoption of recently issued accounting pronouncements to have a material effect on our consolidated financial statements.

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

        We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See "Item 8. Financial Statements and Supplementary Data—Note 2— Accounting Policies, Note 9—Derivative Financial Information and Note 10—Fair Value Measurements" for a description of the accounting procedures we follow relative to our derivative financial instruments.

        The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2013:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2012	$(16,603)	$(5,939)	$(22,542)
Changes in contract fair value	(24,183)	(437)	(24,620)
Contract maturities	29,769	3,642	33,411

Fair value of contracts outstanding as of December 31, 2013	$(11,017)	$(2,734)	$(13,751)

Commodity Derivative Instruments

        We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of three-way collars, purchased puts and swaps with calls. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to our commodity derivative instruments would increase.

Commodity Price Sensitivity

        The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2013:

			Weighted Average Dated Brent Price per Bbl
								Liability Fair Value at December 31, 2013(2)
Term(1)	Type of Contract	MBbl	Deferred Premium Receivable/ (Payable)	Swap	Floor	Ceiling	Call
2014:
January—December	Three-way collars	1,500	$(1.22)	$—	$85.00	$115.00	$140.00	$3,721
January—December	Three-way collars	1,000	—	—	85.00	115.01	140.00	1,294
January—December	Three-way collars	1,000	—	—	88.10	110.00	125.00	2,548
January—December	Three-way collars	1,500	1.15	—	90.00	113.00	135.00	619
January—December	Three-way collars	1,000	—	—	95.00	115.47	130.00	166
2015:
January—December	Purchased puts	1,730	$(3.78)	$—	$85.00	$—	$—	$1,943
January—December	Swaps with calls	2,000	—	99.00	—	—	115.00	726

(1)
In January 2014, we entered into call spread contracts for 1.7 MMBbl from January 2015 through December 2015 in which we sold a call with a strike price of $110.00 per Bbl and we purchased a call with a strike price of $135.00 per Bbl, effectively creating three-way collars using the previously purchased puts that mature during 2015. The call contracts are indexed to Dated Brent prices and have a weighted average deferred premium receivable of $3.35 per Bbl. We also entered into three-way collar contracts for 1.5 MMBbl from January 2015—December 2015 with a floor price of $90.00 per Bbl, a ceiling price of $110.00 per Bbl and a call price of $135.00 per Bbl. The three-way collar contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $0.80 per Bbl.

(2)
Fair values are based on the average forward Dated Brent oil prices on December 31, 2013 which by year are: 2014—$108.45 and 2015—$102.33. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on February 18, 2014 market quotes by year are: 2014—$108.27 and 2015—$102.82.

        At December 31, 2013, our open commodity derivative instruments were in a net liability position of $11.0 million. As of December 31, 2013, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $48.1 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $36.1 million.

Interest Rate Derivative Instruments

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

        At December 31, 2013, we had indebtedness outstanding under the Facility of $900.0 million, of which $743.7 million bore interest at floating rates. The interest rate on this indebtedness as of December 31, 2013 was approximately 3.4%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $309.5 million of undrawn availability and $290.5 million of unavailable commitments under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

        As of December 31, 2013, the fair market value of our interest rate swaps was a net liability of approximately $2.7 million. If LIBOR increased by 10%, we estimate the liability would decrease to approximately $2.6 million, and if LIBOR decreased by 10%, we estimate the liability would increase to approximately $2.8 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kosmos Energy Ltd.

        We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity/unit holdings equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules included at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kosmos Energy Ltd. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the financial information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kosmos Energy Ltd.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kosmos Energy Ltd.

        We have audited Kosmos Energy Ltd.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Kosmos Energy Ltd.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Kosmos Energy Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kosmos Energy Ltd. as of December 31, 2012 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity/unit holdings equity and cash flows for each of the three years in the period ended December 31, 2013 of Kosmos Energy Ltd. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
February 24, 2014

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$598.108	$515,164
Restricted cash	21,475	21,341
Receivables:
Joint interest billings	19,930	21,539
Oil sales	281	108,995
Other	1,115	3,682
Inventories	47,424	33,281
Prepaid expenses and other	27,010	10,470
Current deferred tax assets	19,618	34,585
Derivatives	—	1,061

Total current assets	734,961	750,118
Property and equipment:
Oil and gas properties, net	1,508,062	1,510,312
Other property, net	14,900	15,450

Total property and equipment, net	1,522,962	1,525,762
Other assets:
Restricted cash	31,500	29,884
Deferred financing costs, net of accumulated amortization of $24,976 and $13,922 at December 31, 2013 and 2012, respectively	40,111	50,214
Long-term deferred tax assets	16,292	10,145

Total assets	$2,345,826	$2,366,123

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$94,172	$128,855
Accrued liabilities	115,212	41,021
Derivatives	9,940	20,377

Total current liabilities	219,324	190,253
Long-term liabilities:
Long-term debt	900,000	1,000,000
Derivatives	3,811	3,226
Asset retirement obligations	39,596	27,484
Deferred tax liability	170,226	104,137
Other long-term liabilities	20,534	12,117

Total long-term liabilities	1,134,167	1,146,964
Shareholders' equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2013 and 2012	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,974,287 and 391,423,703 issued at December 31, 2013 and 2012, respectively	3,920	3,914
Additional paid-in capital	1,781,535	1,712,880
Accumulated deficit	(774,220)	(683,176)
Accumulated other comprehensive income	2,158	3,685
Treasury stock, at cost, 4,400,135 and 2,731,941 shares at December 31, 2013 and 2012, respectively	(21,058)	(8,397)

Total shareholders' equity	992,335	1,028,906

Total liabilities and shareholders' equity	$2,345,826	$2,366,123

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2013	2012	2011
Revenues and other income:
Oil and gas revenue	$851,212	$667,951	$666,912
Interest income	275	1,108	9,093
Other income	941	3,150	775

Total revenues and other income	852,428	672,209	676,780
Costs and expenses:
Oil and gas production	96,791	95,109	83,551
Exploration expenses	230,314	100,652	128,753
General and administrative	158,421	157,087	111,235
Depletion and depreciation	222,544	185,707	140,469
Amortization—deferred financing costs	11,054	8,984	16,193
Interest expense	36,811	52,207	65,749
Derivatives, net	17,027	31,490	11,777
Loss on extinguishment of debt	—	5,342	59,643
Doubtful accounts expense	—	—	(39,782)
Other expenses, net	3,512	1,475	149

Total costs and expenses	776,474	638,053	577,737

Income before income taxes	75,954	34,156	99,043
Income tax expense	166,998	101,184	76,686

Net income (loss)	(91,044)	(67,028)	22,357
Accretion to redemption value of convertible preferred units	—	—	(24,442)

Net loss attributable to common shareholders/unit holders	$(91,044)	$(67,028)	$(2,085)

Net income (loss) per share attributable to common shareholders (the year ended December 31, 2011 represents the period from May 16, 2011 to December 31, 2011) (Note 14):
Basic	$(0.24)	$(0.18)	$0.09

Diluted	$(0.24)	$(0.18)	$0.09

Weighted average number of shares used to compute net income (loss) per share (the year ended December 31, 2011 represents the period from May 16, 2011 to December 31, 2011) (Note 14):
Basic	376,819	371,847	368,474

Diluted	376,819	371,847	368,607

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(91,044)	$(67,028)	$22,357
Other comprehensive income :
Reclassification adjustments for derivative (gains) losses included in net income (loss)	(1,527)	163	2,934
Income tax benefit	—	1,027	(1,027)

Other comprehensive income (loss)	(1,527)	1,190	1,907

Comprehensive income (loss)	$(92,571)	$(65,838)	$24,264

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/UNIT HOLDINGS EQUITY

(In thousands)

	Common Units		Common Shares				Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	Units	Amount	Shares	Amount					Total
Balance as of December 31, 2010	19,070	$516	—	$—	$—	$(615,515)	$588	$—	$(614,411)
Issuance of profit units	1,783	—	—	—	—	—	—	—	—
Relinquishments of profit units	(2,686)	—	—	—	—	—	—	—	—
Accrete convertible preferred units to redemption amount	—	—	—	—	(1,452)	(22,990)	—	—	(24,442)
Common and restricted shares issued upon corporate reorganization	(18,167)	(516)	341,177	3,412	1,000,052	—	—	—	1,002,948
Common shares issued at initial public offering, net of offering costs	—	—	34,518	345	580,029	—	—	—	580,374
Equity-based compensation	—	—	—	—	50,966	—	—	—	50,966
Derivatives, net	—	—	—	—	—	—	2,934	—	2,934
Restricted stock awards	—	—	14,836	148	(148)	—	—	—	—
Restricted stock forfeitures	—	—	—	—	6	—	—	(6)	—
Net income	—	—	—	—	—	22,357	—	—	22,357

Balance as of December 31, 2011	—	—	390,531	3,905	1,629,453	(616,148)	3,522	(6)	1,020,726
Equity-based compensation	—	—	—	—	83,423	—	—	—	83,423
Derivatives, net	—	—	—	—	—	—	163	—	163
Restricted stock awards	—	—	893	9	(9)	—	—	—	—
Restricted stock forfeitures	—	—	—	—	13	—	—	(13)	—
Purchase of treasury stock	—	—	—	—	—	—	—	(8,378)	(8,378)
Net loss	—	—	—	—	—	(67,028)	—	—	(67,028)

Balance as of December 31, 2012			391,424	3,914	1,712,880	(683,176)	3,685	(8,397)	1,028,906
Equity-based compensation	—	—	—	—	69,101	—	—	—	69,101
Derivatives, net	—	—	—	—	—	—	(1,527)	—	(1,527)
Restricted stock awards and units	—	—	550	6	(6)	—	—	—	—
Restricted stock forfeitures	—	—	—	—	6	—	—	(6)	—
Purchase of treasury stock	—	—	—	—	(446)	—	—	(12,655)	(13,101)
Net loss	—	—	—	—	—	(91,044)	—	—	(91,044)

Balance as of December 31, 2013	—	$—	391,974	$3,920	$1,781,535	$(774,220)	$2,158	$(21,058)	$992,335

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(91,044)	$(67,028)	$22,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	233,598	194,691	156,662
Deferred income taxes	82,380	80,036	56,457
Unsuccessful well costs	107,565	32,229	91,254
Change in fair value of derivatives	23,093	18,465	21,014
Cash settlements on derivatives	(33,411)	(28,594)	(19,203)
Equity-based compensation	69,026	83,423	50,966
Doubtful accounts expense	—	—	(39,782)
Loss on extinguishment of debt	—	5,342	59,643
Other	4,916	7,890	2,953
Changes in assets and liabilities:
(Increase) decrease in receivables	111,677	176,905	(122,859)
(Increase) decrease in inventories	(16,763)	(7,385)	4,176
(Increase) decrease in prepaid expenses and other	(16,540)	3,443	(635)
Increase (decrease) in accounts payable	(34,683)	(126,401)	89,214
Increase (decrease) in accrued liabilities	82,590	(1,486)	(7,308)

Net cash provided by operating activities	522,404	371,530	364,909
Investing activities
Oil and gas assets	(317,413)	(368,990)	(478,943)
Other property	(4,970)	(9,994)	(4,303)
Notes receivable	—	—	13,653
Restricted cash	(1,750)	(23,678)	84,453

Net cash used in investing activities	(324,133)	(402,662)	(385,140)
Financing activities
Borrowings under long-term debt	—	—	1,503,000
Payments on long-term debt	(100,000)	(110,000)	(1,438,000)
Net proceeds from the initial public offering	—	—	580,374
Purchase of treasury stock	(13,101)	(8,378)	—
Deferred financing costs	(2,226)	(8,418)	(52,466)

Net cash provided by (used in) financing activities	(115,327)	(126,796)	592,908

Net increase (decrease) in cash and cash equivalents	82,944	(157,928)	572,677
Cash and cash equivalents at beginning of period	515,164	673,092	100,415

Cash and cash equivalents at end of period	$598,108	$515,164	$673,092

Supplemental cash flow information
Cash paid for:
Interest	$36,313	$41,234	$56,845

Income taxes	$68,437	$22,020	$15,550

Non-cash activities:
Notes receivable applied to FPSO purchase	$—	$—	$(102,783)

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

        We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara) and Suriname. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

        In May 2011, contemporaneous with Kosmos Energy Ltd.'s initial public offering ("IPO"), the then outstanding Series A Convertible Preferred Units, Series B Convertible Preferred Units and Series C Convertible Preferred Units (collectively the "Convertible Preferred Units") and common units of Kosmos Energy Holdings were exchanged into common shares of Kosmos Energy Ltd. based on the pre-offering equity value of such interests in our corporate reorganization (the "corporate reorganization"). This resulted in the Convertible Preferred Units and the common units being exchanged into 277.7 million and 63.5 million common shares of Kosmos Energy Ltd., respectively, or 341.2 million common shares in the aggregate. The 341.2 million common shares included 10.0 million service vesting restricted stock awards issued to management and employees in exchange for unvested profit units in connection with our corporate reorganization. The common shares have one vote per share and a par value of $0.01. As a result of this corporate reorganization, Kosmos Energy Holdings became wholly owned by Kosmos Energy Ltd. Subsequent to this exchange, we have one class of common stock with issued and outstanding shares.

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

        We recorded accretion on the Convertible Preferred Units of $24.4 million for the year ended December 31, 2011.

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

Restricted Cash

        In accordance with our commercial debt facility, we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period. As of December 31, 2013 and 2012, we had $18.6 million and $21.3 million, respectively, in current restricted cash to meet this requirement. In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post letters of credit will be satisfied and the cash collateral will be released. As of December 31, 2013 and 2012, we had $2.9 million and zero, respectively, of current restricted cash and $31.5 million and $29.9 million, respectively, of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.

Receivables

        Our receivables consist of joint interest billings, oil sales and other receivables. For our oil sales receivable, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor's ownership interest in oil and natural gas properties we operate, and the owner's ability to pay its obligation, among other things. We did not have any allowances for doubtful accounts as of December 31, 2013 and 2012.

Inventories

        Inventories consisted of $45.8 million and $33.1 million of materials and supplies and $1.6 million and $0.2 million of hydrocarbons as of December 31, 2013 and 2012, respectively. The Company's materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or market. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

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

        Kosmos Energy Finance International's following assets and liabilities are shown on the face of the consolidated balance sheet as of December 31, 2013 and 2012: long-term debt and current and long-term derivatives liabilities. At December 31, 2013, Kosmos Energy Finance International had $38.1 million in cash and cash equivalents, $18.6 million in current restricted cash, $0.2 million in prepaid expenses and other, $34.2 million in deferred financing costs, net; $1.4 million in accrued liabilities and $8.2 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet. At December 31, 2012, Kosmos Energy Finance International had $118.8 million in cash and cash equivalents, $21.3 million in current restricted cash, $0.2 million in prepaid expenses and other, $42.2 million in deferred financing costs, net; $0.5 million in accrued liabilities and $6.6 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheet.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

Impairment of Long-lived Assets

        The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or at least annually. ASC 360—Property, Plant and Equipment requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

Derivative Instruments and Hedging Activities

        We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of three-way collars, swaps with calls and purchased puts. We also use interest rate swap contracts to mitigate our exposure to interest rate fluctuations related to our long-term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts. Therefore, from that date forward, the changes in the fair value of the instruments are recognized in earnings during the period of change. The effective portions of the discontinued hedges as of May 31, 2010, are included in accumulated other comprehensive income or loss ("AOCI") in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings when the hedged transactions settle. See Note 9—Derivative Financial Instruments.

Estimates of Proved Oil and Natural Gas Reserves

        Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and assessment of impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. As additional proved reserves are discovered, reserve quantities and future cash flows will be estimated by independent petroleum consultants and prepared in accordance with guidelines established by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board ("FASB"). The accuracy of these reserve estimates is a function of:

  •
  the engineering and geological interpretation of available data;

  •
  estimates of the amount and timing of future operating cost, production taxes, development cost and workover cost;

  •
  the accuracy of various mandated economic assumptions; and

  •
  the judgments of the persons preparing the estimates.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

Revenue Recognition

        We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2013 and 2012, we had no oil and gas imbalances recorded in our consolidated financial statements.

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

Foreign Currency Translation

        The U.S. dollar is the functional currency for all of the Company's material foreign operations. Foreign currency transaction gains and losses and adjustments resulting from translating monetary assets and liabilities denominated in foreign currencies are included in other expenses. Cash balances held in foreign currencies are not significant, and as such, the effect of exchange rate changes is not material to any reporting period.

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

Recent Accounting Standards

        We do not expect the adoption of recently issued accounting pronouncements to have a material effect on our consolidated financial statements.

3. Jubilee Field Unitization

        The Jubilee Field in Ghana covers an area within both the West Cape Three Points ("WCTP") and Deepwater Tano ("DT") Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT Petroleum Agreements ("PAs") and as required by Ghana's Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners negotiated a comprehensive unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party's respective rights and duties in the Jubilee Unit. The Jubilee UUOA was executed by all parties and was effective July 16, 2009. The tract participations were 50% for each block. Tullow is the Unit Operator, and Kosmos is the Technical Operator for the development of the Jubilee Field. Pursuant to the terms of the Jubilee UUOA, the tract participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. Any party to the Jubilee UUOA with more than a 10% Jubilee Unit Interest may call for a second redetermination after December 1, 2013. As a result of the initial redetermination process, the tract participation was determined to be 54.36660% for the WCTP Block and 45.63340% for the DT Block. Our Unit Interest was increased from 23.50868% (our percentage after Tullow's acquisition of EO Group Limited ("EO Group")—see Note 4—Joint Interest Billings) to 24.07710%. These consolidated financial statements are based on these re-determined tract participations. Although the Jubilee Field is unitized, our participating interest in each block outside the Jubilee Unit area did not change. We remain operator of the WCTP Block outside the Jubilee Unit area.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

4. Joint Interest Billings

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

5. Property and Equipment

        Property and equipment is stated at cost and consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Oil and gas properties:
Proved properties	$801,348	$682,276
Unproved properties	524,257	454,391
Support equipment and facilities	710,289	687,835

Total oil and gas properties	2,035,894	1,824,502
Less: accumulated depletion	(527,832)	(314,190)

Oil and gas properties, net	1,508,062	1,510,312
Other property	31,658	27,316
Less: accumulated depreciation	(16,758)	(11,866)

Other property, net	14,900	15,450

Total property and equipment, net	$1,522,962	$1,525,762

        We recorded depletion expense of $213.7 million, $178.6 million and $135.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        In November 2012, we finalized the assignment of a 50% participating interest in our blocks offshore Suriname, Block 42 and Block 45, to Chevron Global Energy Inc. ("Chevron"). We retain a 50% participating interest in the blocks and remain the operator for the exploration phase of the petroleum contracts. In the fourth quarter of 2012, we received $23.7 million in reimbursement of previously incurred expenses as a result of closing the transaction. Accordingly, exploration expense and general and administrative expense were reduced by $22.7 million and $1.0 million, respectively.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment (Continued)

        In January 2013, we closed on an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore block from Canamens Energy Morocco SARL, one of our block partners. Government approvals for this acquisition were finalized in November 2013.

        In April 2013, we entered into a farm-in agreement with Antrim Energy Inc., whereby we acquired a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, we reimbursed a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs.

        In April 2013, we entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc, whereby we acquired an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, we reimbursed a portion of previously incurred exploration costs, as well as carry the partner on future 3D seismic costs. Contingent upon an election by us and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, we will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block.

        In August 2013, final government approvals and processes were completed for the acquisition of the additional 18.75% participating interest in the Foum Assaka block in the Agadir Basin offshore Morocco from Pathfinder Hydrocarbon Ventures Limited ("Pathfinder"), a wholly owned subsidiary of Fastnet Oil and Gas Plc ("Fastnet"), one of our block partners.

        In October 2013, we entered into three farm-out agreements with BP plc ("BP") covering our three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP will acquire a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos' share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. Upon close of the transaction, BP shall also pay $36.3 million for their share of past costs and $8.9 million for their portion of shared costs incurred from the effective date of the contract through December 31, 2013. Completion of the transactions is subject to customary closing conditions, including Moroccan Government approvals. After completing the transaction, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we will remain the operator.

        In October 2013, we entered into a farm-out agreement with Capricorn Exploration & Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC ("Cairn"), covering the Cap Boujdour Offshore block, offshore Western Sahara. Under the terms of the agreement, Cairn will acquire a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Offshore block. Cairn will pay 150% of its share of costs of a 3D seismic survey capped at $25.0 million and one exploration well capped at $100.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs and, upon close of the transaction, $0.6 million for their share of costs incurred from the effective date of the contract through December 31, 2013. Completion of the transaction is subject to customary closing conditions, including

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment (Continued)

Moroccan Government approvals. After completing the transaction, our participating interest in the Cap Boujdour Offshore block will be 55.0% and we will remain the operator.

6. Suspended Well Costs

        The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired.

        The following table reflects the Company's capitalized exploratory well costs on completed wells as of and during years ended December 31, 2013, 2012 and 2011. The table excludes $78.5 million, $29.6 million and $51.4 million in costs that were capitalized and subsequently expensed during the same year for the years ended December 31, 2013, 2012 and 2011, respectively.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$372,492	$267,592	$167,511
Additions to capitalized exploratory well costs pending the determination of proved reserves	32,804	107,527	139,949
Reclassification due to determination of proved reserves	—	—	—
Capitalized exploratory well costs charged to expense	(29,130)	(2,627)	(39,868)

Ending balance	$376,166	$372,492	$267,592

        The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$11,426	$106,635	$132,838
Exploratory well costs capitalized for a period one to two years	229,140	179,933	134,754
Exploratory well costs capitalized for a period three to four years	135,600	85,924	—

Ending balance	$376,166	$372,492	$267,592

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	8	7	3

        As of December 31, 2013, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to Mahogany, Teak-1, Teak-2 and Akasa discoveries in the WCTP Block and the Tweneboa, Enyenra, Ntomme and Wawa discoveries in the DT Block, which are all in Ghana.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

6. Suspended Well Costs (Continued)

        Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the WCTP PA Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries.

        Mahogany—Three appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Mahogany discovery is expected to be made by the WCTP Block partners in 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP PA.

        Teak-1 Discovery—Two appraisal wells have been drilled. Following additional appraisal and evaluation, a decision regarding commerciality of the Teak-1 discovery is expected to be made by the WCTP Block partners in 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP PA.

        Teak-2 Discovery—We have performed a gauge installation on the well and are reprocessing seismic data. Following additional appraisal and evaluation, a decision regarding commerciality of the Teak-2 discovery is expected to be made by the WCTP Block partners in 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP PA.

        Akasa Discovery—We performed a drill stem test and gauge installation on the discovery well and drilled one appraisal well, the Akasa-2A. We believe the Akasa-2A appraisal well successfully identified the down dip water contact associated with the Akasa-1 discovery as intended. Should the Akasa discovery progress to a development, the Akasa-2A appraisal well is expected to be utilized in the development as a water injection well. However, since the Akasa-2A appraisal well did not encounter oil or gas reserves sufficient to be utilized as a producing well, accounting rules require that the costs associated with the Akasa-2A appraisal well be impaired. As such, $20.0 million is included in exploration expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013. Following additional appraisal and evaluation, a decision regarding commerciality of the Akasa discovery is expected to be made by the WCTP Block partners in 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP PA.

        Tweneboa, Enyenra and Ntomme ("TEN") Discoveries—In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells are designed as producers and the remainder are for water or gas injection to support ultimate field recoveries. The TEN project is expected to deliver first oil in the second half of 2016. The costs associated with the TEN development will remain as unproved property pending the determination of whether the discoveries are associated with proved reserves.

        Wawa Discovery—We are currently reprocessing seismic data and plan to acquire a high resolution seismic survey over the discovery area in 2014. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery is expected to be made by the DT Block partners in 2015. Within six months of such declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the DT PA.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

7. Accounts Payable and Accrued Liabilities

        Accrued liabilities consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$73,976	$20,616
Income taxes	20,379	4,192
Accrued taxes other than income	15,188	11,124
Accrued general and administrative expenses	4,255	5,089
Accrued other	1,414	—

	$115,212	$41,021

8. Debt

Facility

        In March 2011, the Company secured a commercial debt facility (the "Facility") with a total commitment of $2.0 billion from a number of financial institutions and extinguished the then existing commercial debt facilities. The Facility was syndicated to certain participants of the existing facilities, as well as new participants.

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

        In February 2012, the Company amended the Facility to allow the International Finance Corporation to enter the Facility. The terms and conditions of the Facility remained consistent with the original terms and conditions. The total commitment under the Facility remained unchanged at $2.0 billion.

        In November 2012, the Company again amended the Facility. As part of the amendment, we cancelled $500.0 million of unused commitments from the Facility, reducing the total commitments to $1.5 billion. As a result of the transaction, $5.3 million of deferred financing costs were written off as a loss on extinguishment of debt. As of December 31, 2013, we have $34.2 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility.

        As of December 31, 2013, borrowings under the Facility totaled $900.0 million and the undrawn availability under the Facility was $309.5 million. Interest expense was $21.4 million, $31.6 million and $45.2 million (net of capitalized interest of $13.1 million, $10.3 million and $4.2 million) and commitment fees were $6.0 million, $6.7 million and $8.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        Interest is the aggregate of the applicable margin (3.25% to 4.75%, depending on the amount of the Facility that is being utilized and the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility. Accordingly, we recognized $1.7 million, $3.6 million and $3.0 million of additional interest expense, which is included in the Facility interest expense amounts disclosed above, during the years ended December 31, 2013, 2012 and 2011, respectively.

        The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in April 2013 expires on December 15, 2014 and the letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on December 15, 2014, outstanding borrowings will be constrained by an amortization schedule. The first required payment could be as early as March 31, 2015, subject to the level of outstanding borrowings and the borrowing base constraints. The Facility has a final maturity date of March 29, 2018. As of December 31, 2013, we had no letters of credit issued under the Facility.

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

        If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us. The Facility contains cross default provisions related to the Corporate Revolver and Revolving Credit Facility.

        We were in compliance with the financial covenants contained in the Facility as of the September 30, 2013 (the most recent assessment date).

Corporate Revolver

        In November 2012, we secured a Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs; and corporate activities. As of December 31, 2013, we have $5.9 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term, or November 20, 2015.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        As of December 31, 2013, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. Commitment fees were $7.0 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

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

        We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2013 (the most recent assessment date). The Corporate Revolver contains cross default provisions related to the Facility and the Revolving Credit Facility.

Revolving Letter of Credit Facility

        In July 2013, we entered into a revolving letter of credit facility agreement ("LC Facility"). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. The LC Facility provides that we maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2013, there were six outstanding letters of credit totaling $42.0 million under the LC Facility. The LC Facility contains cross default provisions related to the Facility and the Corporate Revolver.

        At December 31, 2013, the scheduled maturities of debt during the five year period and thereafter are as follows:

	Payments Due by Year
	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Facility(1)	$—	$346,693	$149,428	$292,768	$111,111	$—

(1)
The scheduled maturities of debt are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2013. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments

        We use financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for trading purposes.

        We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. We have included an estimate of nonperformance risk in the fair value measurement of our derivative contracts as required by ASC 820—Fair Value Measurements and Disclosures.

Oil Derivative Contracts

        The following table sets forth the volumes in barrels underlying the Company's outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of December 31, 2013.

			Weighted Average Dated Brent Price per Bbl
Term(1)	Type of Contract	MBbl	Deferred Premium Receivable/ (Payable)	Swap	Floor	Ceiling	Call
2014:
January—December	Three-way collars	1,500	$(1.22)	$—	$85.00	$115.00	$140.00
January—December	Three-way collars	1,000	—	—	85.00	115.01	140.00
January—December	Three-way collars	1,000	—	—	88.10	110.00	125.00
January—December	Three-way collars	1,500	1.15	—	90.00	113.00	135.00
January—December	Three-way collars	1,000	—	—	95.00	115.47	130.00
2015:
January—December	Purchased puts	1,730	$(3.78)	$—	$85.00	$—	$—
January—December	Swaps with calls	2,000	—	99.00	—	—	115.00

(1)
In January 2014, we entered into call spread contracts for 1.7 MMBbl from January 2015 through December 2015 in which we sold a call with a strike price of $110.00 per Bbl and we purchased a call with a strike price of $135.00 per Bbl, effectively creating three-way collars using the previously purchased puts that mature during 2015. The call contracts are indexed to Dated Brent prices and have a weighted average deferred premium receivable of $3.35 per Bbl. We also entered into three-way collar contracts for 1.5 MMBbl from January 2015—December 2015 with a floor price of $90.00 per Bbl, a ceiling price of $110.00 per Bbl and a call price of $135.00 per Bbl. The three-way collar contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $0.80 per Bbl.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

Interest Rate Swaps Derivative Contracts

        The following table summarizes our open interest rate swaps as of December 31, 2013, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
January 2014—December 2014	$133,434	1.99%	6-month LIBOR
January 2015—December 2015	45,319	2.03%	6-month LIBOR
January 2016—June 2016	12,500	2.27%	6-month LIBOR

        Effective June 1, 2010, we discontinued hedge accounting on all interest rate derivative instruments. Therefore, from that date forward, changes in the fair value of the instruments are recognized in earnings during the period of change. The effective portions of the discontinued hedges as of May 31, 2010, are included in AOCI in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings when the hedged transaction settles. The Company expects to reclassify $1.4 million of gains from AOCI to interest expense within the next 12 months. See Note 10—Fair Value Measurements for additional information regarding the Company's derivative instruments.

        The following tables disclose the Company's derivative instruments as of December 31, 2013 and 2012 and gain/(loss) from derivatives during the years ended December 31, 2013, 2012 and 2011:

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2013	2012
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$—	$1,061
Derivative liabilities:
Commodity(2)	Derivatives liabilities—current	(7,873)	(17,005)
Interest rate	Derivatives liabilities—current	(2,067)	(3,372)
Commodity(3)	Derivatives liabilities—long-term	(3,144)	(659)
Interest rate	Derivatives liabilities—long-term	(667)	(2,567)

Total derivatives not designated as hedging instruments		$(13,751)	$(22,542)

(1)
The commodity derivative asset represents our provisional oil sales contract as of December 31, 2012.

(2)
Includes zero and $3.4 million, as of December 31, 2013 and 2012, respectively of cash settlements made on our commodity derivative contracts which were settled in the month subsequent to period end. Also, includes net deferred premiums payable of $0.1 million and $7.6 million related to commodity derivative contracts as of December 31, 2013 and 2012, respectively.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

(3)
Includes net deferred premiums payable of $6.5 million and $2.4 million related to commodity derivative contracts as of December 31, 2013 and 2012, respectively.

		Amount of Gain/(Loss)
		Years Ended December 31,
	Location of Gain/ (Loss)
Type of Contract		2013	2012	2011
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$1,527	$(163)	$(2,934)

Total derivatives in cash flow hedging relationships		$1,527	$(163)	$(2,934)

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(7,156)	$15,652	$3,246
Commodity	Derivatives, net	(17,027)	(31,490)	(11,777)
Interest rate	Interest expense	(437)	(2,464)	(9,548)

Total derivatives not designated as hedging instruments		$(24,620)	$(18,302)	$(18,079)

(1)
Amounts were reclassified from AOCI into earnings upon settlement.

(2)
Amounts represent the mark-to-market portion of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

        Our derivative instruments subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2013 and 2012, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, there were no material rights of offset available, if an event of default occurred, as of December 31, 2013 and 2012.

10. Fair Value Measurements

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

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

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2013
Liabilities:
Commodity derivatives	$—	$(11,017)	$—	$(11,017)
Interest rate derivatives	—	(2,734)	—	(2,734)

Total	$—	$(13,751)	$—	$(13,751)

December 31, 2012
Assets:
Commodity derivatives	$—	$1,061	$—	$1,061
Liabilities:
Commodity derivatives	—	(17,664)	—	(17,664)
Interest rate derivatives	—	(5,939)	—	(5,939)

Total	$—	$(22,542)	$—	$(22,542)

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

Commodity Derivatives

        Our commodity derivatives represent crude oil three-way collars, purchased puts and swaps with calls for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the CDS market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 9—Derivative Financial Instruments for additional information regarding the Company's derivative instruments.

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

11. Asset Retirement Obligations

        The following table summarizes the changes in the Company's asset retirement obligations:

	December 31,
	2013	2012
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$27,484	$20,670
Liabilities incurred during period	8,558	1,775
Revisions in estimated retirement obligations	—	2,345
Accretion expense	3,554	2,694

Ending asset retirement obligations	$39,596	$27,484

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation

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

        The following is a summary of the Kosmos Energy Holdings' profit unit activity (vested and unvested) immediately prior to the corporate reorganization:

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

        Total profit unit compensation expense recognized in income was $1.2 million for the year ended December 31, 2011. There was no income tax benefit realized related to the profit unit compensation expense.

        The significant assumptions used to calculate the fair values of the profit units granted, as calculated using a binomial tree, were as follows: no dividend yield, expected volatility ranging from approximately 25% to 66%; risk-free interest rate ranging from 1.3% to 5.1%; expected life ranging from 1.2 to 8.1 years; and projected turnover rates ranging from 7.0% to 27.0% for employees and none for management.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation (Continued)

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

        In April 2011, the Board of Directors approved a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. The LTIP provides for the issuance of 24.5 million shares pursuant to awards under the plan, in addition to the 10.0 million restricted stock awards exchanged for unvested profit units. As of December 31, 2013, the Company had approximately 5.3 million shares that remain available for issuance under the LTIP.

        We record compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $69.0 million, $83.4 million and $49.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. The total tax benefit for the years ended December 31, 2013, 2012 and 2011 was $23.5 million, $28.8 million and $17.3 million, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $7.0 million, $8.1 million and zero for the years ended December 31, 2013, 2012 and 2011, respectively. Subsequent to May 16, 2011, the Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation (Continued)

        The following table reflects the outstanding restricted stock awards as of December 31, 2013:

	Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at May 16, 2011	—	$—	—	$—
Exchanged	10,033	2.79	—	—
Granted	11,314	18.10	3,522	13.30
Forfeited	(650)	2.70	—	—
Vested	(3,502)	0.36	—	—

Outstanding at December 31, 2011	17,195	13.36	3,522	13.30

Granted	590	12.05	303	9.45
Forfeited	(994)	13.87	(291)	12.68
Vested	(6,893)	8.05	—	—

Outstanding at December 31, 2012	9,898	16.92	3,534	12.93

Granted	351	10.73	—	—
Forfeited	(462)	16.51	(96)	12.35
Vested	(3,403)	17.18	—	—

Outstanding at December 31, 2013	6,384	16.48	3,438	12.95

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation (Continued)

        The following table reflects the outstanding restricted stock units as of December 31, 2013:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at May 16, 2011	—	$—	—	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding at December 31, 2011	—	—	—	—
Granted	1,070	10.60	854	15.81
Forfeited	(47)	10.88	(29)	15.81
Vested	—	—	—	—

Outstanding at December 31, 2012	1,023	10.59	825	15.81
Granted	1,591	10.79	1,105	15.44
Forfeited	(133)	10.51	(72)	15.74
Vested	(243)	10.59	—	—

Outstanding at December 31, 2013	2,238	10.74	1,858	15.59

        As of December 31, 2013, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $124.2 million over a weighted average period of 1.65 years.

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation (Continued)

our historical volatility and the historical volatilities of our peer companies and ranged from 53.0% to 54.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 0.7%.

13. Income Taxes

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

        The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Bermuda	$(26,492)	$(11,651)	$(4,826)
United States	11,872	14,342	8,808
Foreign—other	90,574	31,465	95,061

Income before income taxes	$75,954	$34,156	$99,043

        The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Bermuda	$—	$—	$—
United States	14,182	21,148	20,229
Foreign—other	70,436	—	—

Total current	84,618	21,148	20,229
Deferred:
Bermuda	—	—	—
United States	(2,665)	(7,908)	(16,857)
Foreign—other	85,045	87,944	73,314

Total deferred	82,380	80,036	56,457

Income tax expense	$166,998	$101,184	$76,686

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Our reconciliation of income tax expense, as computed by applying our Bermuda statutory rate and the reported effective tax rate, is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxed at different rates	127,301	73,277	52,922
Change in valuation allowance(1)	(4,065)	14,103	19,362
Non-deductible and other items(1)	36,664	5,669	4,402
Tax shortfall on equity-based compensation	7,098	8,135	—

Total tax expense	$166,998	$101,184	$76,686

Effective tax rate(2)	219.9%	296.2%	77.4%

(1)
We took all actions required to voluntarily relinquish the Ndian River Block and Fako Block in Cameroon; therefore, the deferred tax asset and its corresponding valuation allowance were written off in 2013. As of December 31, 2012, we had a $40.1 million deferred tax asset and related valuation allowance, which were written off during 2013. The write off of the deferred tax asset and the related valuation allowance does not have an impact on the income tax expense.

(2)
The effective tax rate during the years ended December 31, 2013, 2012 and 2011 was also impacted by losses of $178.8 million, $168.5 million and $86.2 million, respectively, incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits.

        The effective tax rate for the United States is approximately 97% and 92% for the years ended December 31, 2013 and 2012, respectively. The high effective tax rates in the United States are due to the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 36% for the years ended December 31, 2013 and 2012. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

13. Income Taxes (Continued)

differences become deductible. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses(1)(2)	$46,087	$38,453
Foreign net operating losses(2)	17,579	41,569
Equity compensation	28,112	26,033
Unrealized derivative losses	10,197	5,714
Other	9,582	11,047

Total deferred tax assets	111,557	122,816
Valuation allowance(2)	(59,540)	(63,605)

Total deferred tax assets, net	52,017	59,211
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment(1)	(186,333)	(118,618)

Total deferred tax liabilities	(186,333)	(118,618)

Net deferred tax asset (liability)	$(134,316)	$(59,407)

(1)
As reported in our annual report on Form 10-K for the year ended 2012, a $34.2 million deferred tax asset was netted against the deferred tax liability. We reclassed this amount from the deferred tax liability on depletion, depreciation and amortization related to property and equipment to the deferred tax asset capitalized operating expenses.

(2)
We took all actions required to voluntarily relinquish the Ndian River Block and Fako Block in Cameroon; therefore, the deferred tax asset and its corresponding valuation allowance were written off in 2013. As of December 31, 2012, we had a $40.1 million deferred tax asset and related valuation allowance, which were written off during 2013. The write off of the deferred tax asset and the related valuation allowance does not have an impact on the income tax expense.

        As of December 31, 2013, our Ghana operations are in a net deferred tax liability position. The Ghana net operating loss carryforward existing as of December 31, 2012 was utilized during 2013.

        The Company has recorded a full valuation allowance against the net deferred tax assets in Morocco, Suriname, Ireland and Mauritania. During 2013, we took all actions required to voluntarily relinquish the Ndian River Block and Fako Block in Cameroon and therefore, wrote off the $32.1 million deferred tax asset (and the related valuation allowance) related to the blocks. The net change in the valuation allowance of $(4.1) million includes the $32.1 million write off of the Cameroon valuation allowance, with the remaining change due to additional losses generated in Morocco, Suriname, Ireland and Mauritania.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The Company has entered into various petroleum agreements in Morocco. These agreements provide for a tax holiday, at a 0% tax rate, for a period of 10 years beginning on the date of first production, if any. The Company currently has recorded deferred tax assets of $27.4 million, recorded at the Moroccan statutory rate of 30%, with an offsetting valuation allowance of $27.4 million. We will re-evaluate our deferred tax position upon entering the tax holiday period and at such time may reduce the statutory rate applied to the deferred tax assets in Morocco to the extent those deferred tax assets are realized within the tax holiday period.

        The Company has foreign net operating loss carryforwards of $52.0 million, which begin to expire in 2014, and $5.8 million, which do not expire.

        A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which the Company operates. The Company is open to U.S. federal income tax examinations for tax years 2012 through 2013 and to Texas margin tax examinations for the tax years 2009 through 2013. In addition, the Company is open to income tax examinations for years 2004 through 2013 in its significant other foreign jurisdictions (Ghana, Cameroon and Morocco).

        As of December 31, 2013, the Company had no material uncertain tax positions. The Company's policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has had no need to accrue any to date.

14. Net Income (Loss) Per Share

        In the calculation of basic net income per common share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. We calculate basic net income per common share attributable to common shareholders under the two-class method. The Company's participating securities, which consist solely of service vesting restricted stock awards (See See Note 12—Equity-based Compensation), do not participate in undistributed net losses because they are not contractually obligated to do so. The computation of diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed not to occur. Diluted net income (loss) per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

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

14. Net Income (Loss) Per Share (Continued)

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

	Year Ended December 31,
			May 16, 2011 - December 31, 2011
(In thousands, except per share data)	2013	2012
Net loss attributable to common shareholders/unit holders for the year ended December 31, 2011			$(2,085)
Net loss attributable to unit holders for the period from January 1, 2011 to May 15, 2011			(38,191)

Net income attributable to common shareholders for the period May 16, 2011 to December 31, 2011			$36,106

Numerator:
Net income (loss) attributable to common shareholders	$(91,044)	$(67,028)	$36,106
Less: Basic income allocable to participating securities(1)	—	—	1,643

Basic net income (loss) allocable to common shareholders	(91,044)	(67,028)	34,463
Diluted adjustments to income allocable to participating securities(1)	—	—	9

Diluted net income (loss) allocable to common shareholders	$(91,044)	$(67,028)	$34,472

Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	376,819	371,847	368,474
Restricted stock awards(1)(2)	—	—	133

Diluted	376,819	371,847	368,607

Net income (loss) per share attributable to common shareholders:
Basic	$(0.24)	$(0.18)	$0.09
Diluted	$(0.24)	$(0.18)	$0.09

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

14. Net Income (Loss) Per Share (Continued)

(2)
For the years ended December 31, 2013 and 2012 and for the period from May 16, 2011 through December 31, 2011, we excluded 13.9 million, 15.3 million and 20.5 million outstanding restricted stock awards, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

15. Commitments and Contingencies

        We are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company's financial position; however, an unfavorable outcome could have a material adverse effect on our results from operations for a specific interim period or year.

        The Company leases facilities under various operating leases that expire through 2019, including our office space. Rent expense under these agreements, was $4.1 million, $4.3 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build drillship "Atwood Achiever." Currently under construction, the rig is expected to commence drilling operations in the second half of 2014. The rig's capabilities include drilling to total depths of up to 40,000 feet (12,200 meters), and in water depths of up to 12,000 feet (3,660 meters). The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. The estimated rig delivery date is August 2014.

        In December 2013, we signed a short-term rig share agreement for the drillship "Maersk Discoverer." The Maersk Discoverer is expected to commence drilling operations in the first half of 2014. The rig share agreement covers a period to drill one exploration well offshore Morocco at a day rate of approximately $0.6 million. The well is expected to take approximately 90 days.

        Future minimum rental commitments under these leases at December 31, 2013, are as follows:

	Payments Due By Year(1)
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating leases	$20,718	$4,365	$3,518	$3,158	$3,223	$3,323	$3,131
Atwood Achiever drilling rig contract (2)	$652,120	$91,035	$217,175	$217,770	$126,140	$—	$—

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)
Commitments calculated using a day rate of $595,000 and an estimated rig delivery date of August 1, 2014.

KOSMOS ENERGY LTD.

Supplemental Oil and Gas Data (Unaudited)

        Net proved oil and gas reserve estimates presented were prepared by Netherland, Sewell & Associates, Inc. ("NSAI"), independent petroleum engineers located in Dallas, Texas. NSAI have prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.

Net Proved Developed and Undeveloped Reserves

        The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos' interest in the Jubilee Field in Ghana.

	Oil	Gas	Total
	(MMBbl)	(Bcf)	(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2010	52	22	56
Extensions and discoveries	—	—	—
Production	(6)	(2)	(6)
Revision in estimate(1)	1	4	1
Purchases of minerals-in-place	—	—	—

Net proved developed and undeveloped reserves at December 31, 2011(2)	47	24	51
Extensions and discoveries	—	—	—
Production	(6)	(1)	(6)
Revision in estimate(3)	1	(14)	(2)
Purchases of minerals-in-place	—	—	—

Net proved developed and undeveloped reserves at December 31, 2012	42	9	43
Extensions and discoveries	—	—	—
Production	(8)	(1)	(8)
Revision in estimate(4)	11	3	12
Purchases of minerals-in-place	—	—	—

Net proved developed and undeveloped reserves at December 31, 2013(2)	45	11	47

Proved developed reserves(2)
December 31, 2011	23	16	26
December 31, 2012	32	9	33
December 31, 2013	36	10	38
Proved undeveloped reserves(2)
December 31, 2011	25	8	26
December 31, 2012	10	1	10
December 31, 2013	9	1	9

(1)
The increase in estimated oil reserves is due to an increase in our Jubilee Field unit interest (see Note 3—Jubilee Field Unitization). The estimated increase in gas reserves represents our increased Jubilee Field unit interest and an increase in estimated gas reserves to be utilized as fuel gas for the FPSO.

(2)
The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves due to rounding.

(3)
The estimated decrease in gas reserves represents a decrease in estimated gas reserves to be utilized as fuel gas for the FPSO.

(4)
The increase in proved reserves is a result of drilling and reservoir performance.

        Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first-day-of-the-month oil price for each month for Brent crude in the period January through December 2013. The average 2013 Brent crude price of $108.02 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be an additional $0.74 per barrel; therefore, the adjusted oil price is $108.76 per barrel. This oil price is held constant throughout the lives of the properties. There is no gas price used because gas reserves are consumed in operations as fuel.

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

Capitalized Costs Related to Oil and Gas Activities

        The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Other(1)	Total
	(In thousands)
As of December 31, 2013
Unproved properties	$492,065	$32,192	$524,257
Proved properties	1,511,637	—	1,511,637

	2,003,702	32,192	2,035,894
Accumulated depletion, depreciation and amortization	(527,832)	—	(527,832)

Net capitalized costs	$1,475,870	$32,192	$1,508,062

As of December 31, 2012
Unproved properties	$421,918	$32,473	$454,391
Proved properties	1,370,111	—	1,370,111

	1,792,029	32,473	1,824,502
Accumulated depletion, depreciation and amortization	(314,190)	—	(314,190)

Net capitalized costs	$1,477,839	$32,473	$1,510,312

(1)
Includes Africa, excluding Ghana, Europe and South America.

Costs Incurred in Oil and Gas Activities

        The following table reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Other(1)	Total
	(In thousands)
Year ended December 31, 2013
Property acquisition:
Unproved	$—	$13,787	$13,787
Proved	—	—	—
Exploration	183,635	183,213	366,848
Development	61,071	—	61,071

Total costs incurred	$244,706	$197,000	$441,706

Year ended December 31, 2012
Property acquisition:
Unproved	$—	$5,000	$5,000
Proved	—	—	—
Exploration	173,463	78,939	252,402
Development	161,925	—	161,925

Total costs incurred	$335,388	$83,939	$419,327

Year ended December 31, 2011
Property acquisition:
Unproved	$—	$1,932	$1,932
Proved	—	—	—
Exploration	187,272	33,758	221,030
Development	410,035	—	410,035

Total costs incurred	$597,307	$35,690	$632,997

(1)
Includes Africa, excluding Ghana, Europe and South America.

Standardized Measure for Discounted Future Net Cash Flows

        The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first-day-of-the-month oil price for Brent crude in the period January through December 2013. The average 2013 Brent crude price of $108.02 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be an additional $0.74 per barrel; therefore, the adjusted oil price is $108.76 per barrel. Because prices used in the calculation are average prices for that year, the standardized measure could vary significantly from year to year based on market conditions that occur.

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

Ghana
(In millions)
At December 31, 2013
Future cash inflows	$4,921
Future production costs	(617)
Future development costs	(300)
Future Ghanaian tax expenses(1)	(1,168)

Future net cash flows	2,836
10% annual discount for estimated timing of cash flows	(599)

Standardized measure of discounted future net cash flows	$2,237

At December 31, 2012
Future cash inflows	$4,708
Future production costs	(599)
Future development costs	(429)
Future Ghanaian tax expenses(1)	(1,068)

Future net cash flows	2,612
10% annual discount for estimated timing of cash flows	(540)

Standardized measure of discounted future net cash flows	$2,072

At December 31, 2011
Future cash inflows	$5,230
Future production costs	(655)
Future development costs	(698)
Future Ghanaian tax expenses(1)	(1,027)

Future net cash flows	2,850
10% annual discount for estimated timing of cash flows	(834)

Standardized measure of discounted future net cash flows	$2,016

(1)
Standardized Measure includes the effects of both future income tax expense related to the Company's proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level on future net revenues and future tax expense levied at an asset level (in the Company's case, future Ghanaian tax expense levied under the WCTP and DT PAs). As the Company has been a tax exempted company incorporated pursuant to the laws of the Cayman Islands to date and is now a tax exempted company incorporated pursuant to the laws of Bermuda since the completion of the corporate reorganization, and as the Company's intermediate subsidiaries positioned between it and the subsidiary that is a signatory to the WCTP and DT PAs will continue to be tax exempted companies, the Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level. Accordingly, the Company's Standardized Measure for the years ended December 31, 2013, 2012 and 2011, respectively, only reflect the effects of future Ghanaian tax expense levied under the WCTP and DT PAs.

Changes in the Standardized Measure for Discounted Cash Flows

Ghana
(In millions)
Balance at December 31, 2010	$1,530
Sales and Transfers 2011	(583)
Net changes in prices and costs	1,547
Previous estimated development costs incurred during the period	175
Net changes in development costs	(489)
Revisions of previous quantity estimates	2
Changes in production timing	(66)
Net changes in Ghanaian tax expenses(1)	(248)
Accretion of discount	199
Redetermination(2)	92
Changes in timing and other	(143)

Balance at December 31, 2011	$2,016
Sales and Transfers 2012	(573)
Net changes in prices and costs	32
Previously estimated development costs incurred during the period	158
Net changes in development costs	122
Revisions of previous quantity estimates	49
Net changes in Ghanaian tax expenses(1)	(105)
Accretion of discount	274
Changes in timing and other	99

Balance at December 31, 2012	$2,072
Sales and Transfers 2013	(754)
Net changes in prices and costs	(95)
Previously estimated development costs incurred during the period	123
Net changes in development costs	53
Revisions of previous quantity estimates	804
Changes in production timing	(41)
Net changes in Ghanaian tax expenses(1)	(32)
Accretion of discount	289
Changes in timing and other	(182)

Balance at December 31, 2013	$2,237

(1)
Standardized Measure includes the effects of both future income tax expense related to the Company's proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level on future net revenues and future tax expense levied at an asset level (in the Company's case, future Ghanaian tax expense levied under the WCTP and DT PAs). As the Company has been a tax exempted company incorporated pursuant to the laws of the Cayman Islands to date and is now a tax exempted company incorporated pursuant to the laws of Bermuda since the completion of the corporate reorganization, and as the Company's intermediate subsidiaries positioned between it and the subsidiary that is a signatory to the WCTP and DT PAs will continue to be tax exempted companies, the Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level. Accordingly, the Company's Standardized Measure for the years ended December 31, 2013, 2012and 2011, respectively, only reflect the effects of future Ghanaian tax expense levied under the WCTP and DT PAs.

(2)
Relates to an increase in our Jubilee Field unit interest (see Note 3—Jubilee Field Unitization).

KOSMOS ENERGY LTD.

Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2013
Revenues	$228,390	$193,778	$215,379	$214,881
Expenses	164,205	218,341	225,643	168,285
Net income (loss)	20,094	(70,816)	(44,488)	4,166
Net income (loss) attributable to common shareholders	20,094	(70,816)	(44,488)	4,166
Net income (loss) attributable to common shareholders per share:
Basic(1)	0.05	(0.19)	(0.12)	0.01
Diluted(1)	0.05	(0.19)	(0.12)	0.01
2012
Revenues	$116,547	$112,671	$223,237	$219,754
Expenses	137,802	114,993	233,564	151,694
Net income (loss)	(37,541)	(24,843)	(36,250)	31,606
Net income (loss) attributable to common shareholders	(37,541)	(24,843)	(36,250)	31,606
Net income (loss) attributable to common shareholders per share:
Basic(1)	(0.10)	(0.07)	(0.10)	0.08
Diluted(1)	(0.10)	(0.07)	(0.10)	0.08

(1)
The sum of the quarterly earnings per share information may not add to the annual earnings per share information due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2013 which is included in "Item 8. Financial Statements and Supplementary Data."

Item 9B.    Other Information

        While the Kyoto Protocol was set to expire in 2012, it has been extended by amendment until 2020 with the understanding among the parties that a new climate change regime will be negotiated by 2015 and succeed the Kyoto Protocol in 2020. Ireland is also a party to the European Union Emissions Trading Scheme that seeks, among other things, to meet the European Union's commitments under the Kyoto Protocol through a "cap and trade" GHG emissions framework.

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

        Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission ("SEC") defines the term "affiliate" broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us ("control" is also construed broadly by the SEC).

        We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended December 31, 2013. In addition, except as described below, at the time of filing this annual report on Form 10-K, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended December 31, 2013, as the case may be, additional reportable transactions may be disclosed by such companies.

        As of December 31, 2013, funds affiliated with The Blackstone Group ("Blackstone") held approximately 29% of our outstanding common shares, and funds affiliated with Warburg Pincus ("Warburg Pincus") held approximately 36% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently have the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an "affiliate" of us, both currently and during the fiscal quarter ended December 31, 2013.

Disclosure relating to Blackstone and its affiliates

        Blackstone informed us of the information reproduced below (the "Travelport Disclosure") regarding Travelport Limited ("Travelport"), a company that may be considered one of Blackstone's affiliates. Because both we and Travelport may be deemed to be controlled by Blackstone, we may be considered an "affiliate" of Travelport for the purposes of Section 13(r) of the Exchange Act.

  Travelport Disclosure:

  Quarter ended September 30, 2013

  "As part of our global business in the travel industry, we provide certain passenger travel related GDS and Airline IT Solutions services to Iran Air. We also provide certain Airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control ("OFAC"). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

  The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2013 were approximately $164,000 and $122,000, respectively."

  Quarter ended December 31, 2013

  "As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals."

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

Disclosure relating to Warburg Pincus and its affiliates

        Warburg Pincus informed us of the information reproduced below (the "EIG Disclosure") regarding Endurance International Group ("EIG"), a company that may be considered one of Warburg Pincus's affiliates. Because both we and EIG may be deemed to be controlled by Warburg Pincus, we may be considered an "affiliate" of EIG for the purposes of Section 13(r) of the Exchange Act.

  EIG Disclosure:

  Quarter ended December 31, 2013

  "Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control, or OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

  Although we take precautions to prevent transactions with U.S. sanctions targets, we have in the past identified limited instances of non-compliance with these rules and believe we have taken appropriate corrective actions in such instances. For example, on May 1, 2013, during a routine compliance scan of our new and existing subscriber accounts, we discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as a Specially Designated National, or SDN, under the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. We had charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue. Upon discovery of the potential SDN match, we promptly suspended the subscriber account, deactivated the website, locked the domain name to prevent it from being transferred and ceased providing services to the subscriber. We also promptly reported the potential SDN match to OFAC. To date, we have not received any correspondence from OFAC regarding the matter.

  Although we have implemented compliance measures that are designed to prevent transactions with U.S. sanction targets, there is risk that in the future we or our resellers could provide our solutions or services to such targets despite such compliance measures. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

  Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions or decreased ability to export or sell our solutions to existing or potential subscribers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, financial condition and operating results."

        The EIG Disclosure relates solely to activities conducted by EIG and do not relate to any activities conducted by us. We have no involvement in or control over the activities of EIG, any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of EIG with respect to transactions with Iran, and we have not participated in the preparation of the EIG Disclosure. We have not independently verified the EIG Disclosure, are not representing to the accuracy or completeness of the EIG Disclosure and undertake no obligation to correct or update the EIG Disclosure.

        Warburg Pincus informed us of the information reproduced below (the "SAMIH Disclosure") regarding Santander Asset Management Investment Holdings Limited, ("SAMIH"), a company that may be considered one of Warburg Pincus's affiliates. Because both we and SAMIH may be deemed to be controlled by Warburg Pincus, we may be considered an "affiliate" of SAMIH for the purposes of Section 13(r) of the Exchange Act.

  SAMIH Disclosure:

  Quarter ended December 31, 2013

  "Warburg Pincus understands that SAMIH's affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, holds two investment accounts with Santander Asset Management UK Limited, a subsidiary of SAMIH and part of the Banco Santander group. The accounts have remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts in 2013 was £247 and net profits in 2013 were negligible relative to the overall profits of Banco Santander, S.A."

        The SAMIH Disclosure relates solely to activities conducted by SAMIH and do not relate to any activities conducted by us. We have no involvement in or control over the activities of SAMIH, any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of SAMIH with respect to transactions with Iran, and we have not participated in the preparation of the SAMIH Disclosure. We have not independently verified the SAMIH Disclosure, are not representing to the accuracy or completeness of the SAMIH Disclosure and undertake no obligation to correct or update the SAMIH Disclosure.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

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

(2)   Financial statement schedules

Schedule I—Condensed Parent Company Financial Statements

        Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2013, 2012 and 2011 (collectively "KEL," the "Parent Company"), such subsidiaries are restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

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

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$35,092	$132,574
Receivables from subsidiaries	—	373
Prepaid expenses and other	524	375

Total current assets	35,616	133,322
Investment in subsidiaries at equity	955,460	888,473
Deferred financing costs, net of accumulated amortization of $3,300 and $283, respectively	5,950	7,992

Total assets	$997,026	$1,029,787

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35	$—
Accounts payable to subsidiaries	3,761	—
Accrued liabilities	895	881

Total current liabilities	4,691	881
Shareholders' equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2013 and 2012	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 391,974,287 and 391,423,703 issued at December 31, 2013 and 2012, respectively	3,920	3,914
Additional paid-in capital	1,781,535	1,712,880
Accumulated deficit	(774,220)	(683,176)
Accumulated other comprehensive income	2,158	3,685
Treasury stock, at cost, 4,400,135 and 2,731,941 shares at December 31, 2013 and 2012, respectively	(21,058)	(8,397)

Total shareholders' equity	992,335	1,028,906

Total liabilities and shareholders' equity	$997,026	$1,029,787

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(In thousands)

	December 31,
	2013	2012	2011
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Interest income	59	400	248

Total revenues and other income	59	400	248

Costs and expenses:
General and administrative	84,306	93,472	54,442
General and administrative recoveries—related party	(67,865)	(82,370)	(49,378)
Amortization—deferred financing costs	3,017	283	—
Interest expense	7,039	659	—
Other expenses, net	54	6	10
Equity in (earnings) losses of subsidiaries	64,552	55,378	(27,183)

Total costs and expenses	91,103	67,428	(22,109)

Income (loss) before income taxes	(91,044)	(67,028)	22,357
Income tax expense	—	—	—

Net income (loss)	$(91,044)	$(67,028)	$22,357

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(91,044)	$(67,028)	$22,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	64,552	55,378	(27,183)
Equity-based compensation	69,101	83,423	50,966
Amortization	3,017	283	—
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other	(149)	19	(394)
(Increase) decrease due to/from related party	4,134	(1,531)	1,158
Increase in accounts payable and accrued liabilities	794	136	—

Net cash provided by operating activities	50,405	70,680	46,904
Investing activities
Investment in subsidiaries	(133,066)	(275,070)	(274,406)

Net cash used in investing activities	(133,066)	(275,070)	(274,406)
Financing activities
Net proceeds from the initial public offering	—	—	580,374
Purchase of treasury stock	(13,101)	(8,378)	—
Deferred financing costs	(1,720)	(7,530)	—

Net cash provided by financing activities	(14,821)	(15,908)	580,374

Net increase (decrease) in cash and cash equivalents	(97,482)	(220,298)	352,872
Cash and cash equivalents at beginning of period	132,574	352,872	—

Cash and cash equivalents at end of period	$35,092	$132,574	$352,872

Schedule II

Kosmos Energy Ltd.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2013
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax asset	$63,605	$28,040	$—	$32,105	$59,540
2012
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax asset	$49,502	$14,103	$—	$—	$63,605
2011
Allowance for doubtful receivables	$39,782	$(39,782)	$—	$—	$—
Allowance for deferred tax asset	$30,140	$19,362	$—	$—	$49,502

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

KOSMOS ENERGY LTD.
Date: February 24, 2014	By:	/s/ W. GREG DUNLEVY W. Greg Dunlevy Chief Financial Officer and Executive Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN F. MAXTED Brian F. Maxted	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2014
/s/ W. GREG DUNLEVY W. Greg Dunlevy	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 24, 2014
/s/ PAUL M. NOBEL Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2014
/s/ JOHN R. KEMP John R. Kemp	Chairman of the Board of Directors	February 24, 2014
/s/ SIR RICHARD B. DEARLOVE Sir Richard B. Dearlove	Director	February 24, 2014
/s/ DAVID I. FOLEY David I. Foley	Director	February 24, 2014
/s/ DAVID B. KRIEGER David B. Krieger	Director	February 24, 2014

Signature	Title	Date

/s/ JOSEPH P. LANDY Joseph P. Landy	Director	February 24, 2014
/s/ PRAKASH A. MELWANI Prakash A. Melwani	Director	February 24, 2014
/s/ ADEBAYO O. OGUNLESI Adebayo O. Ogunlesi	Director	February 24, 2014
/s/ LARS H. THUNELL Lars H. Thunell	Director	February 24, 2014
/s/ CHRIS TONG Chris Tong	Director	February 24, 2014
/s/ CHRISTOPHER A. WRIGHT Christopher A. Wright	Director	February 24, 2014

INDEX OF EXHIBITS

Exhibit Number	Description of Document
Governing Documents
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
Operating Agreements
Ghana
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

Exhibit Number	Description of Document
10.7	Settlement Agreement, dated December 18, 2010 among Kosmos Ghana, Ghana National Petroleum Corporation and the Government of the Republic of Ghana (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1/A filed April 14, 2011 (File No. 333-171700), and incorporated herein by reference).
Cameroon
10.8
Ndian River Production Sharing Contract dated November 20, 2006 between the Republic of Cameroon and Kosmos Cameroon (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1/A filed March 3, 2011 (File No. 333-171700), and incorporated herein by reference).
Morocco
10.9
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
10.12
Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco, Kosmos Energy Deepwater Morocco and Canamens Energy Morocco SARL in the area of interest named "Essaouira Offshore" dated September 9, 2011 (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.13
Deed of Assignment in Petroleum Agreement for the Exploration for and Exploitation of Hydrocarbons in the zone of interest named "Essaouira Offshore" between Canamens Energy Morocco SARL and Kosmos Energy Deepwater Morocco dated December 19, 2012 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.14
Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco, Kosmos Energy Deepwater Morocco and Pathfinder Hydrocarbon Ventures Limited in the area of interest named "Foum Assaka Offshore" dated May 4, 2011 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).

Exhibit Number	Description of Document
10.15	Deed of Assignment in Petroleum Agreement for the Exploration for and Exploitation of Hydrocarbons in the zone of interest named "Foum Assaka Offshore" between Pathfinder Hydrocarbon Ventures Limited and Kosmos Energy Deepwater Morocco dated June 11, 2012 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.16
Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco and Kosmos Energy Deepwater Morocco in the area of interest named "Tarhazoute Offshore" dated October 10, 2013 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.17
Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons between Office National Des Hydrocarbures Et Des Mines acting on behalf of the State and Kosmos Energy Offshore Morocco HC in the area of interest named "Cap Boujdour Offshore" dated July 7, 2011 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
Suriname
10.18
Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 42 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011 (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.19
Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 45 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011 (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.20
Deed of Assignment and Transfer relating to Blocks 42 and 45 Offshore Suriname between Kosmos Energy Suriname and Chevron Suriname Exploration Limited dated May 31, 2012 (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
Mauritania
10.21
Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C8) dated April 5, 2012 (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.22
Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C12) dated April 5, 2012 (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).

Exhibit Number	Description of Document
10.23	Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C13) dated April 5, 2012 (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
Ireland
10.24
Irish Continental Shelf—Petroleum Exploration License No. 1/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Antrim Exploration (Ireland) Ltd dated August 28, 2013 (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.25
Irish Continental Shelf—Petroleum Exploration License No. 2/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Europa Oil and Gas (Holdings) Plc. dated August 23, 2013 (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.26
Irish Continental Shelf—Petroleum Exploration License No. 3/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Europa Oil and Gas (Holdings) Plc. dated August 23, 2013 (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.27
Licensing Terms for Offshore Oil and Gas Exploration, Development and Production 2007, relating to the Petroleum Exploration Licenses No. 1/13, No. 2/13 and No. 3/13 offshore Ireland (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
Drilling Rigs
10.28
Deepwater Drilling Unit Contract Agreement, dated as of June 9, 2013, between Kosmos Energy Ventures and Alpha Offshore Drilling Services Company (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).
Financing Agreements
10.29
Facility Agreement, dated March 28, 2011 among Kosmos Finance International, Kosmos Operating, Kosmos International, Kosmos Development and Kosmos Ghana and the various financial institutions and others party thereto (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1/A filed April 25, 2011 (File No. 333-171700), and incorporated herein by reference).
10.30
Intercreditor Agreement, dated March 28, 2011 among BNP Paribas, Kosmos Finance International, Kosmos Operating, Kosmos International, Kosmos Development, Kosmos Ghana and the various financial institutions and others party thereto (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed April 25, 2011 (File No. 333-171700), and incorporated herein by reference).

Exhibit Number	Description of Document
10.31	Facility Agreement, dated February 17, 2012, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC and International Finance Corporation (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).
10.32
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
10.33
Revolving Credit Facility Agreement, dated as of November 23, 2012, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Original Guarantors, HSBC Bank plc, Société Générale, London Branch, Standard Chartered Bank, BNP Paribas, The Standard Bank of South Africa Limited and Banc of America Securities Limited, as Mandated Lead Arrangers, Standard Chartered Bank, as Facility Agent, BNP Paribas, as Security and Intercreditor Agent, and the financial institutions listed therein, as Original Lenders (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.34
Deed of Guarantee and Indemnity, dated as of November 23, 2012, among Kosmos Energy Ltd., and Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC and Kosmos Energy Finance International, as Original Guarantors, and BNP Paribas, as Security and Intercreditor Agent (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.35
Deed of Amendment and Restatement relating to the Facility Agreement and a Charge over Shares in Kosmos Energy Operating, dated November 23, 2012, among Kosmos Energy Finance International, as Original Borrower, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development and Kosmos Energy Ghana HC, as Original Guarantors, Kosmos Energy Holdings, as Chargor, and BNP Paribas, as Facility Agent and Security Agent (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.36
Intercreditor Agreement, dated as of November 23, 2012, among Kosmos Energy Ltd., as HY Note Issuer and RCF Borrower, Kosmos Energy Finance International, as Original Senior Borrower, BNP Paribas, as Security Agent, Security and Intercreditor Agent and Proceeds Agent, and Standard Chartered Bank, as RCF Agent (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.37
Multi-Currency Revolving Letter of Credit Facility Agreement , dated as of July 3, 2013 and amended and restated on July 29, 2013, among Kosmos Energy Credit International, as the Original Borrower, Kosmos Energy Ltd., as the Original Guarantor, and Societe Generale, London Branch, as the Original Lender, Facility Agent, Security Agent and Account Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).

Exhibit Number		Description of Document
10.38		Charge on Cash Deposits and Account Bank Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International and Societe Generale, London Branch, as Security Agent and Account Bank (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).
10.39
Underwriting Agreement dated February 14, 2013 among the Company, the Underwriters named therein and certain Selling Shareholders named therein (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed February 21, 2013 (File No. 001-35167), and incorporated herein by reference).
Agreements with Shareholders and Directors
10.40
Form of Director Indemnification Agreement (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1/A filed April 14, 2011 (File No. 333-171700), and incorporated herein by reference).
10.41
Shareholders Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.42
Registration Rights Agreement, dated as of October 7, 2009, among Kosmos Energy Holdings and the other parties signatory thereto (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.43
Joinder Agreement to the Registration Rights Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.44
Amendment No. 1 to the Registration Rights Agreement, dated as of February 8, 2013, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
Management Contracts/Compensatory Plans or Arrangements
10.45	†	Form of Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed May 16, 2011 (File No. 333-174234), and incorporated herein by reference).
10.46	†	Form of Annual Incentive Plan (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).
10.47	†
Form of Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).
10.48	†
Form of Restricted Stock Award Agreement (Exchange) (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).
10.49	†
Form of Restricted Stock Award Agreement (Service Vesting) (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).

Exhibit Number		Description of Document
10.50	†	Form of Restricted Stock Award Agreement (Performance Vesting) (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).
10.51	†
Form of RSU Award Agreement (Directors—Service Vesting) (field as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference).
10.52	†
Form of RSU Award Agreement (Employees—Service Vesting) (field as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference).
10.53	†
Form of RSU Award Agreement (Employees—Performance Vesting) (field as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference).
10.54	†
Letter of Resignation from John R. Kemp III, dated as of July 18, 2013 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.55	†
Offer Letter, dated November 22, 2011, between Kosmos Energy, LLC and Darrell McKenna (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.56	†
Offer Letter, dated March 2, 2012, between Kosmos Energy, LLC and Tyner Gaston (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.57	†
Offer Letter, dated May 16, 2012, between Kosmos Energy, LLC and Paul Nobel (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.58	†*	Offer Letter, dated January 10, 2014, between Kosmos Energy, LLC and Andrew Inglis.
10.59	†
Form of RSU Award Agreement (Directors—Service-Vesting) (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.60	†
Form of RSU Award Agreement (Employees—Service-Vesting) (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.61	†
Form of RSU Award Agreement (Employees—Performance-Vesting) (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.62	†
Consulting Agreement dated October 31, 2011 between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).
10.63	†
Amendment No. 1 to Consulting Agreement dated February 23, 2012 between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

Exhibit Number		Description of Document
10.64	†	Amendment No. 2, effective as of January 1, 2013, to Consulting Agreement between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference)
10.65	†
Amendment No. 3, effective as of October 1, 2013, to Consulting Agreement between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.66	†*	Kosmos Energy Ltd. Change in Control Severance Policy for U.S. Employees, dated December 19, 2013.
Other Exhibits
14.1		Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
23.2	*	Consent of Netherland, Sewell & Associates, Inc.
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.