Form 10-Q
period 2014-03-31
Kosmos Energy Ltd.
filed 2014-05-05
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2014
Common Shares, $0.01 par value	387,593,151

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$528,028	$598,108
Restricted cash	20,135	21,475
Receivables:
Joint interest billings	102,843	19,930
Oil sales	—	281
Other	5,783	1,115
Inventories	42,490	47,424
Prepaid expenses and other	37,494	27,010
Current deferred tax assets	22,806	19,618
Derivatives	510	—
Total current assets	760,089	734,961

Property and equipment:
Oil and gas properties, net	1,530,666	1,508,062
Other property, net	14,155	14,900
Property and equipment, net	1,544,821	1,522,962

Other assets:
Restricted cash	35,250	31,500
Deferred financing costs, net of accumulated amortization of $25,626 and $24,976 at March 31, 2014 and December 31, 2013, respectively	55,216	40,111
Long-term deferred tax assets	17,985	16,292
Total assets	$2,413,361	$2,345,826

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$103,563	$94,172
Accrued liabilities	150,524	115,212
Derivatives	8,107	9,940
Total current liabilities	262,194	219,324

Long-term liabilities:
Long-term debt	800,000	900,000
Derivatives	4,195	3,811
Asset retirement obligations	40,643	39,596
Deferred tax liability	205,509	170,226
Other long-term liabilities	16,093	20,534
Total long-term liabilities	1,066,440	1,134,167

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2014 and December 31, 2013	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 392,025,211 and 391,974,287 issued at March 31, 2014 and December 31, 2013, respectively	3,920	3,920
Additional paid-in capital	1,799,435	1,781,535
Accumulated deficit	(699,251)	(774,220)
Accumulated other comprehensive income	1,752	2,158
Treasury stock, at cost, 4,426,769 and 4,400,135 shares at March 31, 2014 and December 31, 2013, respectively	(21,129)	(21,058)
Total shareholders’ equity	1,084, 727	992,335
Total liabilities and shareholders’ equity	$2,413,361	$2,345,826

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues and other income:
Oil and gas revenue	$212,853	$228,066
Gain on sale of assets	23,769	—
Interest income	58	70
Other income	439	254

Total revenues and other income	237,119	228,390

Costs and expenses:
Oil and gas production	16,323	24,401
Exploration expenses	12,809	24,255
General and administrative	27,413	39,071
Depletion and depreciation	46,378	58,649
Amortization—deferred financing costs	2,786	2,698
Interest expense	3,511	8,991
Derivatives, net	(2,028)	5,508
Loss on extinguishment of debt	2,898	—
Other expenses, net	1,277	632

Total costs and expenses	111,367	164,205

Income before income taxes	125,752	64,185
Income tax expense	50,783	44,091

Net income	$74,969	$20,094

Net income per share:
Basic	$0.20	$0.05
Diluted	$0.19	$0.05

Weighted average number of shares used to compute net income per share:
Basic	377,830	375,284
Diluted	381,472	375,651

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$74,969	$20,094
Other comprehensive loss:
Reclassification adjustments for derivative gains included in net income	(406)	(359)
Other comprehensive loss	(406)	(359)
Comprehensive income	$74,563	$19,735

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2013	391,974	$3,920	$1,781,535	$(774,220)	$2,158	$(21,058)	$992,335
Equity-based compensation	—	—	17,900	—	—	—	17,900
Derivatives, net	—	—	—	—	(406)	—	(406)
Restricted stock awards and units	51	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(71)	(71)
Net income	—	—	—	74,969	—	—	74,969
Balance as of March 31, 2014	392,025	$3,920	$1,799,435	$(699,251)	$1,752	$(21,129)	$1,084,727

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$74,969	$20,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	49,164	61,347
Deferred income taxes	30,267	20,915
Unsuccessful well costs	(245)	9,753
Change in fair value of derivatives	(810)	534
Cash settlements on derivatives	(1,555)	(4,850)
Equity-based compensation	17,900	18,938
Gain on sale of assets	(23,769)	—
Loss on extinguishment of debt	2,898	—
Other	(4,220)	1,396
Changes in assets and liabilities:
Increase in receivables	(63,566)	(2,382)
Decrease in inventories	4,872	3,637
Increase in prepaid expenses and other	(10,484)	(298)
Increase (decrease) in accounts payable	9,391	(80,070)
Increase in accrued liabilities	28,774	17,855
Net cash provided by operating activities	113,586	66,869

Investing activities
Oil and gas assets	(96,486)	(83,491)
Other property	(428)	(814)
Proceeds on sale of assets	34,581	—
Restricted cash	(2,410)	886
Net cash used in investing activities	(64,743)	(83,419)

Financing activities
Payments on long-term debt	(100,000)	—
Purchase of treasury stock	(71)	(82)
Deferred financing costs	(18,852)	(1,243)
Net cash used in financing activities	(118,923)	(1,325)

Net decrease in cash and cash equivalents	(70,080)	(17,875)
Cash and cash equivalents at beginning of period	598,108	515,164
Cash and cash equivalents at end of period	$528,028	$497,289

Supplemental cash flow information
Cash paid for:
Interest	$7,280	$6,585
Income taxes	$20,431	$4,300

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

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2014, the changes in the consolidated statements of shareholders’ equity for the three months ended March 31, 2014, the consolidated results of operations for the three months ended March 31, 2014 and 2013, and consolidated cash flows for the three months ended March 31, 2014 and 2013. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net loss, current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Restricted Cash

In accordance with our commercial debt facility, we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period. As of March 31, 2014 and December 31, 2013, we had $19.1 million and $18.6 million, respectively, in current restricted cash to meet this requirement. In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of March 31, 2014 and December 31, 2013, we had $1.0 million and $2.9 million, respectively, of current restricted cash and $35.3 million and $31.5 million, respectively, of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $37.5 million and $45.8 million of materials and supplies and $5.0 million and $1.6 million of hydrocarbons as of March 31, 2014 and December 31, 2013, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Kosmos Energy Finance International’s following assets and liabilities are shown separately on the face of the consolidated balance sheets as of March 31, 2014 and December 31, 2013: current derivatives asset; long-term debt and current and long-term derivatives liabilities. At March 31, 2014, Kosmos Energy Finance International had $18.6 million in cash and cash equivalents; $19.1 million in current restricted cash; $50.0 million deferred financing costs, net; $2.0 million in accrued liabilities and $4.1 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheets. At December 31, 2013, Kosmos Energy Finance International had $38.1 million in cash and cash equivalents; $18.6 million in current restricted cash; $0.2 million in prepaid expenses and other; $34.2 million deferred financing costs, net; $1.4 million in accrued liabilities and $8.2 million in other long-term liabilities, which are included in the amounts shown on the face of the consolidated balance sheets.

3. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Oil and gas properties:
Proved properties	$832,569	$801,348
Unproved properties	555,145	524,257
Support equipment and facilities	714,803	710,289
Total oil and gas properties	2,102,517	2,035,894
Less: accumulated depletion	(571,851)	(527,832)
Oil and gas properties, net	1,530,666	1,508,062

Other property	32,225	31,658
Less: accumulated depreciation	(18,070)	(16,758)
Other property, net	14,155	14,900

Property and equipment, net	$1,544,821	$1,522,962

We recorded depletion expense of $44.0 million and $56.6 million for the three months ended March 31, 2014 and 2013, respectively.

In the first quarter of 2014, the Moroccan government issued a joint ministerial order approving a partial sale of our participating interests to BP plc (“BP”) covering our three blocks in the Agadir Basin, offshore Morocco. Upon receipt of this order, we closed the transactions with BP. Certain governmental administrative processes required to officially reflect the transactions under Moroccan law are expected to be completed in due course. Under the terms of the agreements, BP acquired a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. The sales price of the farm-outs was $56.9 million. As of March 31, 2014, we received $34.6 million, with the remaining $22.3 million recorded as a joint interest billings receivable. After giving effect to these farm-outs, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we will remain the operator. As part of the transaction, the proceeds on the sale of the interests exceeded our book basis in the assets, resulting in a $23.8 million gain on the transaction.

In the first quarter of 2014, the Moroccan government issued a joint ministerial order approving a partial sale of our participating interest to Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”), covering the Cap Boujdour Offshore block, offshore Western Sahara. Upon receipt of this order, we closed the transaction with Cairn. Certain governmental administrative processes required to officially reflect the transaction under Moroccan law are expected to be completed in due course. Cairn will pay $1.5 million for their share of costs incurred from the effective date of the farm-out agreement through the closing date. After giving effect to the farm-out, our participating interest in the Cap Boujdour Offshore block will be 55.0% and we will remain the operator.

4. Suspended Well Costs

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2014	December 31, 2013
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$11,456	$11,426
Exploratory well costs capitalized for a period one to two years	175,162	229,140
Exploratory well costs capitalized for a period three to five years	189,335	135,600
Ending balance	$375,953	$376,166
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	8	8

As of March 31, 2014, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak-1, Teak-2 and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Tweneboa, Enyenra, Ntomme and Wawa discoveries in the Deepwater Tano (“DT”) Block, which are all in Ghana.

Effective January 14, 2014, the Ministry of Energy and Ghana National Petroleum Corporation (“GNPC”) entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the WCTP Petroleum Agreement (“PA”) Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries.

Mahogany— Three appraisal wells have been drilled. Additionally, we deepened a development well in the Jubilee Field to further appraise the Mahogany discovery. Following additional appraisal and evaluation, a decision regarding commerciality of the Mahogany discovery is expected to be made by the WCTP Block partners in 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP PA.

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

Tweneboa, Enyenra and Ntomme (“TEN”) Discoveries—In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN will include the drilling and completion of up to 24 development wells, half of the wells are designed as producers, with the remaining wells designed for water or gas injection. The TEN project is expected to deliver first oil in the second half of 2016. The costs associated with the TEN development will remain as unproved property pending the determination of whether the discoveries are associated with proved reserves.

Wawa Discovery—We are currently reprocessing seismic data and acquiring a high resolution seismic survey over the discovery area. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery is expected to be made by the DT Block partners in 2015. Within six months of such declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$101,360	$73,976
Income taxes	20,463	20,379
Accrued taxes other than income	16,560	15,188
Accrued general and administrative expenses	9,462	4,255
Accrued other	2,679	1,414
	$150,524	$115,212

6. Debt

Facility

In March 2014, the Company amended and restated the then existing commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of March 31, 2014, we have $50.0 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of March 31, 2014, borrowings under the Facility totaled $800.0 million and the undrawn availability under the Facility was $700.0 million.

Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. As part of the March 2014 amendment, the Facility’s estimated effective interest rate was changed and, accordingly, we adjusted our estimate of deferred interest previously recorded during prior years by $4.5 million, which was recorded as a reduction to interest expense.

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of March 31, 2014, we had no letters of credit issued under the Facility.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31 and September 30 as part of a forecast that is prepared by and agreed to by us and the Technical and Modeling Bank and the Facility Agent. The formula to calculate the borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us. The Facility contains cross default provisions related to the Corporate Revolver and Revolving Letter of Credit Facility (“LC Facility”).

We were in compliance with the financial covenants contained in the Facility as of the March 31, 2014 (the most recent assessment date).

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. As of March 31, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. The Corporate Revolver contains cross default provisions related to the Facility and the LC Facility.

Revolving Letter of Credit Facility

In July 2013, we entered into a LC Facility. The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. As of March 31, 2014, we had $35.3 million of restricted cash collateralizing seven outstanding letters of credit under the LC Facility. The LC Facility contains cross default provisions related to the Facility and the Corporate Revolver.

At March 31, 2014, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	2014(1)	2015	2016	2017	2018	Thereafter
	(In thousands)
Facility(2)	$—	$—	$—	$—	$35,812	$764,188

(1)                                 Represents payments for the period April 1, 2014 through December 31, 2014.

(2)                                 The scheduled maturities of debt are based on the level of borrowings and the estimated future available borrowing base as of March 31, 2014. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of March 31, 2014.

			Weighted Average Dated Brent Price per Bbl
Term(1)	Type of Contract	MBbl	Deferred Premium Receivable/ (Payable)	Swap	Floor	Ceiling	Call
2014:
April - December	Three-way collars	1,125	$(1.22)	$—	$85.00	$115.00	$140.00
April - December	Three-way collars	753	—	—	85.00	115.01	140.00
April - December	Three-way collars	752	—	—	88.10	110.00	125.00
April - December	Three-way collars	1,129	1.15	—	90.00	113.00	135.00
April - December	Three-way collars	752	—	—	95.00	115.47	130.00
2015:
January - December	Three-way collars	1,730	$(0.43)	$—	$85.00	$110.00	$135.00
January - December	Three-way collars	1,500	(0.80)	—	90.00	110.00	135.00
January - December	Swaps with calls	2,000	—	99.00	—	—	115.00

(1)         In April 2014, we entered into put contracts for 1.0 MMBbl from January 2016 through December 2016 with a floor price of $85.00 per Bbl. The put contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $3.82 per Bbl.

Interest Rate Swap Derivative Contracts

The following table summarizes our open interest rate swaps as of March 31, 2014, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
April 2014 — December 2014	$133,434	1.99%	6-month LIBOR
January 2015 — December 2015	45,319	2.03%	6-month LIBOR
January 2016 — June 2016	12,500	2.27%	6-month LIBOR

The following tables disclose the Company’s derivative instruments as of March 31, 2014 and December 31, 2013 and gain/(loss) from derivatives during the three months ended March 31, 2014 and 2013, respectively:

		Estimated Fair Value Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2014	2013
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$510	$—

Derivative liabilities:
Commodity(1)	Derivatives liabilities—current	(5,738)	(7,873)
Interest rate	Derivatives liabilities—current	(2,369)	(2,067)
Commodity(2)	Derivatives liabilities—long-term	(3,732)	(3,144)
Interest rate	Derivatives liabilities—long-term	(463)	(667)
Total derivatives not designated as hedging instruments		$(11,792)	$(13,751)

(1)                                 Includes deferred premiums payable of $0.4 million and $0.1 million related to commodity derivative contracts as of March 31, 2014 and December 31, 2013, respectively.

(2)                                 Includes deferred premiums payable of $1.6 million and $6.5 million related to commodity derivative contracts as of March 31, 2014 and December 31, 2013, respectively.

		Amount of Gain/(Loss)
		Three Months Ended March 31,
Type of Contract	Location of Gain/(Loss)	2014	2013
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$406	$359
Total derivatives in cash flow hedging relationships		$406	$359

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(1,526)	$4,588
Commodity	Derivatives, net	2,028	(5,508)
Interest rate	Interest expense	(98)	27
Total derivatives not designated as hedging instruments		$404	$(893)

(1)                                 Amounts were reclassified from accumulated other comprehensive income or loss (“AOCI”) into earnings upon settlement.

(2)                                 Amounts represent the mark-to-market portion of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2014 and December 31, 2013, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, if an event of default occurred the offsetting amounts would be immaterial as of March 31, 2014 and December 31, 2013.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2014
Assets:
Commodity derivatives	$—	$510	$—	$510
Liabilities:
Commodity derivatives	—	(9,470)	—	(9,470)
Interest rate derivatives	—	(2,832)	—	(2,832)
Total	$—	$(11,792)	$—	$(11,792)

December 31, 2013
Liabilities:
Commodity derivatives	$—	$(11,017)	$—	$(11,017)
Interest rate derivatives	—	(2,734)	—	(2,734)
Total	$—	$(13,751)	$—	$(13,751)

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

9. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $17.9 million and $18.9 million during the three months ended March 31, 2014 and 2013, respectively. The total tax benefit for the three months ended March 31, 2014 and 2013 was $6.1 million and $6.4 million, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $0.1 million and nil for the three months ended March 31, 2014 and 2013, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service criteria under the LTIP.

The following table reflects the outstanding restricted stock awards as of March 31, 2014:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2013	6,384	$16.48	3,438	$12.95
Granted	—	—	—	—
Forfeited	(19)	18.23	(1)	13.50
Vested	(78)	12.69	—	—
Outstanding at March 31, 2014	6,287		3,437

The following table reflects the outstanding restricted stock units as of March 31, 2014:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2013	2,238	$10.74	1,858	$15.59
Granted	106	10.56	41	15.44
Forfeited	(42)	11.97	(12)	15.43
Vested	(51)	11.57	—	—
Outstanding at March 31, 2014	2,251		1,887

As of March 31, 2014, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $104.7 million over a weighted average period of 1.4 years. At March 31, 2014, the Company had approximately 5.2 million shares that remain available for issuance under the LTIP.

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

10. Income Taxes

Income tax expense was $50.8 million and $44.1 million for the three months ended March 31, 2014 and 2013, respectively. The income tax provision consists of U.S. and Ghanaian income and Texas margin taxes.

The components of income  before income taxes were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Bermuda	$(5,315)	$(6,777)
United States	3,286	2,370
Foreign—other	127,781	68,592
Income before income taxes	$125,752	$64,185

Our effective tax rate for the three months ended March 31, 2014 and 2013 is 40% and 69%, respectively. The effective tax rate for the United States is approximately 45% and 37% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate in the United States is impacted by the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 35% and 37% for the three months ended March 31, 2014 and 2013, respectively. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

As of March 31, 2014, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has not accrued any material amounts to date.

11. Net Income Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$74,969	$20,094
Less: Basic income allocable to participating securities(1)	1,234	512
Basic net income allocable to common shareholders	73,735	19,582
Diluted adjustments to income allocable to participating securities(1)	12	2
Diluted net income allocable to common shareholders	$73,747	$19,584
Denominator:
Weighted average number of shares used to compute net income per share:
Basic	377,830	375,284
Restricted stock awards and units(1)(2)	3,642	367
Diluted	381,472	375,651
Net income per share:
Basic	$0.20	$0.05
Diluted	$0.19	$0.05

(1)                                 Our service vesting restricted stock awards represent participating securities because they participate in nonforfeitable dividends with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Our restricted stock awards with market and service vesting criteria and all restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income per common share calculation. Our service vesting restricted stock awards do not participate in undistributed net losses and, therefore, are excluded from the basic net income per common share calculation in periods we are in a net loss position.

(2)                                 For the three months ended March 31, 2014 and 2013, we excluded 6.4 million and 13.8 million outstanding restricted stock awards, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

12. Commitments and Contingencies

We are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on our results from operations for a specific interim period or year.

In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build drillship “Atwood Achiever.” Currently under construction, the rig is expected to commence drilling operations in the second half of 2014. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. We have entered into a rig sharing agreement, whereby two rig slots (estimated to be 150 days in total during 2015) were assigned to a third-party. The estimated rig delivery date is in the third quarter of 2014.

The estimated future minimum commitments under this contract as of March 31, 2014, are:

	Payments Due By Year(1)
	Total	2014(2)	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating leases	$19,642	$3,292	$3,515	$3,158	$3,223	$3,323	$3,131
Atwood Achiever drilling rig contract (3)	562,870	91,035	127,925	217,770	126,140	—	—

(1)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)                                 Represents payments for the period from April 1, 2014 through December 31, 2014.

(3)                                 Commitments calculated using a day rate of $595,000 and an estimated rig delivery date of August 1, 2014. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 150 days in total during 2015) were assigned to a third-party.

13. Subsequent Events

In Morocco, the FA-1 exploration well on the Foum Assaka Offshore block in the Agadir Basin was determined to be non-commercial and accordingly will be plugged and abandoned. BP is funding Kosmos’ share of the FA-1 exploration well, subject to a maximum spend of $120.0 million. As of March 31, 2014, we had not reached the maximum spend. We will pay our proportionate share of costs above the maximum spend, which is not expected to be material and will be expensed as incurred.

As part of a corporate reorganization, we currently estimate $9.0 million in restructuring charges associated with severance and related benefits will be recognized during the second quarter of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2013, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

As part of a corporate reorganization, we currently estimate $9.0 million in restructuring charges associated with severance and related benefits will be recognized during the second quarter of 2014.

Debt

In March 2014, the Company amended and restated the then existing commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of March 31, 2014, we have $50.0 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

We repaid $100.0 million of borrowings under the Facility in March 2014. As of March 31, 2014, borrowings under the Facility totaled $800.0 million and the undrawn availability under the Facility was $700.0 million.

Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). As part of the March 2014 amendment, the Facility’s estimated effective interest rate was changed and, accordingly, we adjusted our estimate of deferred interest previously recorded during prior years by $4.5 million, which was recorded as a reduction to interest expense.

See “—Liquidity and Capital Resources” for additional information regarding the Facility.

Ghana

In February 2014, we commenced a 3D seismic program of approximately 940 square kilometers over the Tweneboa, Enyenra, and Ntomme (“TEN”) development and Wawa appraisal areas in the Deepwater Tano (“DT”) Block which is expected to be completed in the second quarter of 2014.

In early 2014, we deepened a Jubilee Field development well to further appraise the Mahogany discovery, which confirmed an extension of the Mahogany discovery.

Morocco

In March 2014, we commenced a 3D seismic program of approximately 4,300 square kilometers over the Tarhazoute Offshore and Essaouira Offshore blocks which is expected to be completed in the second quarter of 2014.

In the first quarter of 2014, the Moroccan government issued a joint ministerial order approving a partial sale of our participating interests to BP plc (“BP”) covering our three blocks in the Agadir Basin, offshore Morocco. Upon receipt of this order, we closed the transactions with BP. Certain governmental administrative processes required to officially reflect the transactions under Moroccan law are expected to be completed in due course. Under the terms of the agreements, BP acquired a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. The sales price of the farm-outs was $56.9 million.

As of March 31, 2014, we received $34.6 million, with the remaining $22.3 million recorded as a joint interest billings receivable. After giving effect to these farm-outs, our participating interests will be 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we will remain the operator. As part of the transaction, the proceeds on the sale of the interests exceeded our book basis in the assets, resulting in a $23.8 million gain on the transaction.

In the first quarter of 2014, the Moroccan government issued a joint ministerial order approving a partial sale of our participating interest to Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”), covering the Cap Boujdour Offshore block, offshore Western Sahara. Upon receipt of this order, we closed the transaction with Cairn. Certain governmental administrative processes required to officially reflect the transaction under Moroccan law are expected to be completed in due course. Cairn will pay $1.5 million for their share of costs incurred from the effective date of the farm-out agreement through the closing date. After giving effect to the farm-out, our participating interest in the Cap Boujdour Offshore block will be 55.0% and we will remain the operator.

In Morocco, the FA-1 exploration well on the Foum Assaka Offshore block in the Agadir Basin was determined to be non-commercial and accordingly will be plugged and abandoned. BP is funding Kosmos’ share of the FA-1 exploration well, subject to a maximum spend of $120.0 million. As of March 31, 2014, we had not reached the maximum spend. We will pay our proportionate share of costs above the maximum spend, which is not expected to be material and will be expensed as incurred.

We entered the first extension period effective March 5, 2014 on the Cap Boujdour Offshore block, which requires us to drill one exploration well. After the required relinquishment of acreage to enter the first extension period, the Cap Boujdour Offshore block comprises approximately 5.5 million acres (22,268 square kilometers).

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three months ended March 31, 2014 and 2013, are included in the following table:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,937	1,991

Revenues:
Oil sales	$212,853	$228,066
Average sales price per Bbl	109.87	114.54

Costs:
Oil production, excluding workovers	$15,058	$13,419
Oil production, workovers	1,265	10,982
Total oil production costs	$16,323	$24,401

Depletion	$44,019	$56,621

Average cost per Bbl:
Oil production, excluding workovers	$7.78	$6.73
Oil production, workovers	0.65	5.52
Total oil production costs	8.43	12.25

Depletion	22.72	28.44
Oil production cost and depletion costs	$31.15	$40.69

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2014:

					Wells Suspended or
	Actively Drilling or Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	1	0.24
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	1	0.17	—	—	12	2.04
Deepwater Tano	—	—	—	—	1	0.18	—	—
Morocco
Foum Assaka	1	0.30	—	—	—	—	—	—
Total	1	0.30	1	0.17	10	2.96	13	2.28

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
		(In thousands)
Revenues and other income:
Oil and gas revenue	$212,853	$228,066	$(15,213)
Gain on sale of assets	23,769	—	23,769
Interest income	58	70	(12)
Other income	439	254	185
Total revenues and other income	237,119	228,390	8,729
Costs and expenses:
Oil and gas production	16,323	24,401	(8,078)
Exploration expenses	12,809	24,255	(11,446)
General and administrative	27,413	39,071	(11,658)
Depletion and depreciation	46,378	58,649	(12,271)
Amortization—deferred financing costs	2,786	2,698	88
Interest expense	3,511	8,991	(5,480)
Derivatives, net	(2,028)	5,508	(7,536)
Loss on extinguishment of debt	2,898	—	2,898
Other expenses, net	1,277	632	645
Total costs and expenses	111,367	164,205	(52,838)
Income before income taxes	125,752	64,185	61,567
Income tax expense	50,783	44,091	6,692
Net income	$74,969	$20,094	$54,875

Oil and gas revenue.  Oil and gas revenue decreased by $15.2 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease is primarily due to a lower realized price per barrel and a slight decrease in sales volumes during the three months ended March 31, 2014 as compared to three months ended March 31, 2013.

Gain on sale of assets.  During the three months ended March 31, 2014, we closed three farm-out agreements with BP plc.  As part of the transaction, we received proceeds in excess of our book basis, resulting in a gain of $23.8 million.

Oil and gas production.  Oil and gas production costs decreased by $8.1 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease is primarily due to a reduction in well workover costs and non-routine operating costs in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Exploration expenses.  Exploration expenses decreased by $11.5 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease is primarily due to $9.8 million of unsuccessful well costs, primarily related to the Ghana Sapele-1 exploration well, incurred during the three months ended March 31, 2013.

General and administrative.  General and administrative costs decreased by $11.7 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease from prior year is related to an increase in capitalized general and administrative costs and general and administrative costs allocated to exploration expense; a decrease in professional fees and occupancy and general expenses; and a decrease in operator charges partially offset by an increase in compensation and benefits.

Depletion and depreciation.  Depletion and depreciation decreased $12.3 million during the three months ended March 31, 2014, as compared with the three months ended March 31, 2013 primarily due to the increase in proved reserves in the fourth quarter of 2013 which reduced the depletion rate used for the three months ended March 31, 2014.

Interest expense.  Interest expense decreased $5.5 million during the three months ended March 31, 2014, as compared with the three months ended March 31, 2013, primarily due to a write-down of the deferred interest as a result of a decrease in the estimated effective interest rate based on the terms of the amended and restated Facility effective in March 2014.

Derivatives, net.  During the three months ended March 31, 2014 and 2013, we recorded a gain of $2.0 million and a loss of $5.5 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in oil prices during the respective periods.

Income tax expense.  The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were 40% and 69%, respectively. The effective tax rates for the periods presented are impacted by losses incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $6.7 million during the three months ended March 31, 2014, as compared with March 31, 2013, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and secured funding from issuances of equity and commercial debt facilities. In relation to cash flow generated from our operating activities, if we are unable to resolve issues related to the continuous removal of associated natural gas in large quantities from the Jubilee Field, and the production restraints caused thereby, then the Company’s cash flows from operations will be adversely affected. See “Item 1A. Risk Factors— section of this quarterly report on Form 10-Q and our annual report on Form 10-K

Significant Sources of Capital

Facility

In March 2014, the Company amended and restated the then existing commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of March 31, 2014, we have $50.0 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of March 31, 2014, borrowings under the Facility totaled $800.0 million and the undrawn availability under the Facility was $700.0 million.

Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. As part of the March 2014 amendment, the Facility’s estimated effective interest rate was changed and, accordingly, we adjusted our estimate of deferred interest previously recorded during prior years by $4.5 million, which was recorded as a reduction to interest expense.

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of March 31, 2014, we had no letters of credit issued under the Facility.

Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31 and September 30 as part of a forecast that is prepared by and agreed to by us and the Technical and Modeling Bank and the Facility Agent. The formula to calculate the borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by us. The Facility contains cross default provisions related to the Corporate Revolver and Revolving Letter of Credit Facility (“LC Facility”).

We were in compliance with the financial covenants contained in the Facility as of the March 31, 2014 (the most recent assessment date).

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. As of March 31, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. The Corporate Revolver contains cross default provisions related to the Facility and the LC Facility.

Revolving Letter of Credit Facility

In July 2013, we entered into a LC Facility. The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. As of March 31, 2014, we had $35.3 million of restricted cash collateralizing seven outstanding letters of credit under the LC Facility. The LC Facility contains cross default provisions related to the Facility and the Corporate Revolver.

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

We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our participating interests in our prospects, the reliance on joint venture partners to meet their obligations, the costs involved in developing or participating in the development of a prospect, the timing of third-party projects, and the availability of suitable equipment and qualified personnel. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our hydrocarbon asset acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

2014 Capital Program

Our estimate for the 2014 capital program is $575.0 million consisting of:

•                  approximately $400.0 million for developmental related expenditures offshore Ghana; and

•                  approximately $175.0 million for exploration and appraisal related expenditures, including new venture opportunities.

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

The following table presents our liquidity and financial position as of March 31, 2014:

March 31, 2014
(In thousands)
Cash and cash equivalents	$528,028
Drawings under the Facility	800,000
Net debt	271,972

Availability under the Facility	$700,000
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,528,028

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$113,586	$66,869
Investing activities	(64,743)	(83,419)
Financing activities	(118,923)	(1,325)

Operating activities.  Net cash provided by operating activities for the three months ended March 31, 2014 was $113.6 million compared with net cash provided by operating activities for the three months ended March 31, 2013 of $66.9 million. The increase in cash provided by operating activities in the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to an increase in results from operations and a positive change in working capital items.

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2014 was $64.7 million compared with net cash used in investing activities for the three months ended March 31, 2013 of $83.4 million. The decrease in cash used in investing activities in the three months ended March 31, 2014 when compared to the same period in 2013 was primarily attributable to proceeds from the sale of assets of $34.6 million offset by an increase in expenditures for oil and gas assets of $13.0 million during 2014.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2014 was $118.9 million compared with net cash used in financing activities for the three months ended March 31, 2013 of $1.3 million. The increase in cash used in financing activities in the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to the payment of $100.0 million on the Facility and the increase in deferred financing costs associated with the amendment to the Facility.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2014:

	Payments Due By Year(4)
	Total	2014(5)	2015	2016	2017	2018	Thereafter
	(In thousands)
Facility(1)	$800,000	$—	$—	$—	$—	$35,812	$764,188
Interest payments on long-term debt(2)	314,729	33,336	46,053	47,380	53,586	55,342	79,032
Operating leases	19,642	3,292	3,515	3,158	3,223	3,323	3,131
Atwood Achiever drilling rig contract(3)	562,870	91,035	127,925	217,770	126,140	—	—

(1)                                 The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2014, there were no borrowings under the Corporate Revolver.

(2)                                 Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver.

(3)                                 Commitments calculated using a day rate of $595,000 and an estimated rig delivery date of August 1, 2014. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 150 days in total during 2015) were assigned to a third-party.

(4)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(5)                                Represents payments for the period from April 1, 2014 through December 31, 2014.

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

	April 1 Through December 31,	Years Ending December 31,					Liability Fair Value at March 31,
	2014	2015	2016	2017	2018	Thereafter	2014
	(In thousands, except percentages)
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$35,812	$764,188	$(800,000)
Weighted average interest rate(2)	3.48%	3.82%	4.87%	5.81%	6.80%	7.69%
Interest rate swaps:
Notional debt amount(3)	$47,033	$16,875	$6,250	$—	$—	$—	$(1,152)
Fixed rate payable	2.22%	2.22%	2.22%	—	—	—
Variable rate receivable(4)	0.35%	0.69%	1.42%	—	—	—
Notional debt amount(3)	$47,033	$16,875	$6,250	$—	$—	$—	$(1,206)
Fixed rate payable	2.31%	2.31%	2.31%	—	—	—
Variable rate receivable(4)	0.35%	0.69%	1.42%	—	—	—
Notional debt amount(3)	$1,868	$—	$—	$—	$—	$—	$(6)
Fixed rate payable	0.98%	—	—	—	—	—
Variable rate receivable(4)	0.36%	—	—	—	—	—
Notional debt amount(3)	$38,434	$23,137	$—	$—	$—	$—	$(468)
Fixed rate payable	1.34%	1.34%	—	—	—	—
Variable rate receivable(4)	0.35%	0.50%	—	—	—	—

(1)                                 The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2014, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2014, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our annual report on Form 10-K, for the year ended December 31, 2013.

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

•                  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Ireland, Mauritania, Morocco (including Western Sahara) or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

We manage market and counterparty credit risk in accordance with policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 9—Derivative Financial Information and Note 10—Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2014:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2013	$(11,017)	$(2,734)	$(13,751)
Changes in contract fair value	502	(98)	404
Contract maturities	1,555	—	1,555
Fair value of contracts outstanding as of March 31, 2014	$(8,960)	$(2,832)	$(11,792)

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2014:

			Weighted Average Dated Brent Price per Bbl
Term(1)	Type of Contract	MBbl	Deferred Premium Receivable/ (Payable)	Swap	Floor	Ceiling	Call	Asset(Liability) Fair Value at March 31, 2014(1)
2014:
April—December	Three-way collars	1,125	$(1.22)	$—	$85.00	$115.00	$140.00	$(2,116)
April—December	Three-way collars	753	—	—	85.00	115.01	140.00	(522)
April—December	Three-way collars	752	—	—	88.10	110.00	125.00	(1,139)
April—December	Three-way collars	1,129	1.15	—	90.00	113.00	135.00	371
April—December	Three-way collars	752	—	—	95.00	115.47	130.00	121
2015:
January—December	Three-way collars	1,730	$(0.43)	$—	$85.00	$110.00	$135.00	$(2,784)
January—December	Three-way collars	1,500	(0.80)	—	90.00	110.00	135.00	(1,594)
January—December	Swaps with calls	2,000	—	99.00	—	—	115.00	(1,297)

(1)                                 In April 2014, we entered into put contracts for 1.0 MMBbl from January 2016 through December 2016 with a floor price of $85.00 per Bbl. The put contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $3.82 per Bbl.

(2)                                 Fair values are based on the average forward Dated Brent oil prices on March 31, 2014 which by year are: 2014—$106.16, 2015—$101.97 and 2016 — $97.85. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on April 28, 2014 market quotes by year are: 2014—$106.29, 2015—$101.81 and 2016 — $97.57.

At March 31, 2014, our open commodity derivative instruments were in a net liability position of $9.0 million. As of
March 31, 2014, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $50.5 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $40.3 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At March 31, 2014, we had indebtedness outstanding under the Facility of $800.0 million, of which $643.7 million bore interest at floating rates. The interest rate on this indebtedness as of March 31, 2014 was approximately 3.4%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $700.0 million of undrawn availability under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of March 31, 2014, the fair market value of our interest rate swaps was a net liability of approximately $2.8 million. If LIBOR changed by 10%, we estimate it would not have an impact on the fair market value of our interest rate swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares and restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the withholding tax obligation owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during the three months ended, March 31, 2014 and the average price paid per share.

	Total Number of Share Withheld/Purchased	Average Price Paid per Share
	(In thousands)
January 1, 2014—January 31, 2014	—	$—
February 1, 2014—February 28, 2014	7	10.34
March 1, 2014—March 31, 2014	—	—
Total	7	10.34

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended March 31, 2014. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended March 31, 2014, as the case may be, additional reportable transactions may be disclosed by such companies.

As of March 31, 2014, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 29% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 35% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently has the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended March 31, 2014.

Disclosure relating to Blackstone and its affiliates

Blackstone informed us of the information reproduced below (the “Travelport Disclosure”) regarding Travelport Limited (“Travelport”), a company that may be considered one of Blackstone’s affiliates. Because both we and Travelport may be deemed to be controlled by Blackstone, we may be considered an “affiliate” of Travelport for the purposes of Section 13(r) of the Exchange Act.

Travelport Disclosure:

Quarter ended March 31, 2014

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

Disclosure relating to Warburg Pincus and its affiliates

Warburg Pincus informed us of the information reproduced below (the “SAMIH Disclosure”) regarding Santander Asset Management Investment Holdings Limited (“SAMIH”), a company that may be considered one of Warburg Pincus’s affiliates. Because both we and SAMIH may be deemed to be controlled by Warburg Pincus, we may be considered an “affiliate” of SAMIH for the purposes of Section 13(r) of the Exchange Act.

SAMIH Disclosure:

Quarter ended March 31, 2014

“Warburg Pincus understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first quarter of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £23,017 whilst net profits in the first quarter 2014 were negligible relative to the overall profits of Banco Santander, S.A.”

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

Kosmos Energy Ltd.
(Registrant)

Date	May 5, 2014	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*

Deed of Amendment and Restatement relating to the Revolving Credit Facility Agreement, dated March 14, 2014, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Original Guarantors, Standard Chartered Bank, as Facility Agent, BNP Paribas, as Security and Intercreditor Agent, and the financial institutions listed therein, as Original Lenders.

10.2*

Deed of Amendment and Restatement relating to the Facility Agreement and a Charge over Shares in Kosmos Energy Operating, dated March 14, 2014, among Kosmos Energy Finance International, as Original Borrower, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development and Kosmos Energy Ghana HC, as Original Guarantors, Kosmos Energy Holdings, as Chargor, and BNP Paribas, as Facility Agent and Security Agent.

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