Form 10-Q
period 2014-09-30
Kosmos Energy Ltd.
filed 2014-11-03
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2014
Common Shares, $0.01 par value	386,872,550

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

“Make-whole redemption price”

The “make-whole redemption price” is equal to the outstanding principal amount of such notes plus the greater of 1) 1% of the then outstanding principal amount of such notes and 2) the present value of the notes at 103.938% and required interest payments thereon through August 1, 2017 at such redemption date.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$600,626	$598,108
Restricted cash	34,621	21,475
Receivables:
Joint interest billings	54,027	19,930
Oil sales	41,764	281
Other	20,344	1,115
Inventories	57,571	47,424
Prepaid expenses and other	20,086	27,010
Current deferred tax assets	10,474	19,618
Derivatives	6,848	—
Total current assets	846,361	734,961

Property and equipment:
Oil and gas properties, net	1,641,393	1,508,062
Other property, net	12,208	14,900
Property and equipment, net	1,653,601	1,522,962

Other assets:
Restricted cash	16,125	31,500
Long-term receivables – joint interest billings	10,124	—
Deferred financing costs, net of accumulated amortization of $30,778 and $24,976 at September 30, 2014 and December 31, 2013, respectively	51,337	40,111
Long-term deferred tax assets	21,767	16,292
Derivatives	3,892	—
Total assets	$2,603,207	$2,345,826

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$89,838	$94,172
Accrued liabilities	197,132	115,212
Derivatives	1,994	9,940
Total current liabilities	288,964	219,324

Long-term liabilities:
Long-term debt	794,106	900,000
Derivatives	429	3,811
Asset retirement obligations	42,861	39,596
Deferred tax liability	271,376	170,226
Other long-term liabilities	14,539	20,534
Total long-term liabilities	1,123,311	1,134,167

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2014 and December 31, 2013	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 392,388,533 and 391,974,287 issued at September 30, 2014 and December 31, 2013, respectively	3,924	3,920
Additional paid-in capital	1,840,615	1,781,535
Accumulated deficit	(623,621)	(774,220)
Accumulated other comprehensive income	1,057	2,158
Treasury stock, at cost, 5,543,118 and 4,400,135 shares at September 30, 2014 and December 31, 2013, respectively	(31,043)	(21,058)
Total shareholders’ equity	1,190,932	992,335
Total liabilities and shareholders’ equity	$2,603,207	$2,345,826

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues and other income:
Oil and gas revenue	$137,485	$215,169	$678,635	$636,648
Gain on sale of assets	—	—	23,769	—
Interest income	69	77	323	191
Other income	882	133	2,190	708

Total revenues and other income	138,436	215,379	704,917	637,547

Costs and expenses:
Oil and gas production	15,097	32,576	54,366	79,651
Exploration expenses	21,334	75,607	57,652	194,384
General and administrative	35,148	38,077	95,041	118,787
Depletion and depreciation	36,959	58,367	152,883	175,578
Amortization—deferred financing costs	2,593	2,786	7,938	8,269
Interest expense	9,838	8,781	20,984	27,789
Derivatives, net	(40,407)	7,585	(20,869)	386
Restructuring charges	(46)	—	11,758	—
Loss on extinguishment of debt	—	—	2,898	—
Other expenses, net	329	1,864	1,632	3,345

Total costs and expenses	80,845	225,643	384,283	608,189

Income (loss) before income taxes	57,591	(10,264)	320,634	29,358
Income tax expense	38,468	34,224	170,035	124,568

Net income (loss)	$19,123	$(44,488)	$150,599	$(95,210)

Net income (loss) per share:
Basic	$0.05	$(0.12)	$0.39	$(0.25)
Diluted	$0.05	$(0.12)	$0.39	$(0.25)

Weighted average number of shares used to compute net income (loss) per share:
Basic	379,969	377,654	378,881	376,509
Diluted	382,190	377,654	382,287	376,509

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$19,123	$(44,488)	$150,599	$(95,210)
Other comprehensive income:
Reclassification adjustments for gains on cash flow hedges included in net income (loss)	(290)	(405)	(1,101)	(1,122)
Other comprehensive income	(290)	(405)	(1,101)	(1,122)
Comprehensive income (loss)	$18,833	$(44,893)	$149,498	$(96,332)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2013	391,974	$3,920	$1,781,535	$(774,220)	$2,158	$(21,058)	$992,335
Equity-based compensation	—	—	60,166	—	—	—	60,166
Derivatives, net	—	—	—	—	(1,101)	—	(1,101)
Restricted stock awards and units	415	4	(4)	—	—	—	—
Restricted stock forfeitures	—	—	2	—	—	(2)	—
Purchase of treasury stock	—	—	(1,084)	—	—	(9,983)	(11,067)
Net income	—	—	—	150,599	—	—	150,599
Balance as of September 30, 2014	392,389	$3,924	$1,840,615	$(623,621)	$1,057	$(31,043)	$1,190,932

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$150,599	$(95,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	160,821	183,847
Deferred income taxes	103,372	62,757
Unsuccessful well costs	3,091	98,912
Change in fair value of derivatives	(13,508)	4,752
Cash settlements on derivatives	(9,661)	(18,658)
Equity-based compensation	59,941	50,792
Gain on sale of assets	(23,769)	—
Loss on extinguishment of debt	2,898	—
Other	(4,368)	4,468
Changes in assets and liabilities:
Increase in receivables	(104,708)	(56,725)
Increase in inventories	(10,197)	(2,419)
Decrease (increase) in prepaid expenses and other	6,924	(1,126)
Decrease in accounts payable	(4,334)	(30,037)
Increase in accrued liabilities	55,133	79,996
Net cash provided by operating activities	372,234	281,349

Investing activities
Oil and gas assets	(290,218)	(244,452)
Other property	(1,403)	(3,712)
Proceeds on sale of assets	58,315	—
Restricted cash	2,229	7,214
Net cash used in investing activities	(231,077)	(240,950)

Financing activities
Payments on long-term debt	(400,000)	(100,000)
Net proceeds from issuance of senior secured notes	294,000	—
Purchase of treasury stock	(11,067)	(13,069)
Deferred financing costs	(21,572)	(2,227)
Net cash used in financing activities	(138,639)	(115,296)

Net increase (decrease) in cash and cash equivalents	2,518	(74,897)
Cash and cash equivalents at beginning of period	598,108	515,164
Cash and cash equivalents at end of period	$600,626	$440,267

Supplemental cash flow information
Cash paid for:
Interest	$20,192	$27,046
Income taxes	$101,068	$49,716

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

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are currently related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2014, the changes in the consolidated statements of shareholders’ equity for the nine months ended September 30, 2014, the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and consolidated cash flows for the nine months ended September 30, 2014 and 2013. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Restricted Cash

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2014 and December 31, 2013, we had $15.5 million and $18.6 million, respectively, in current restricted cash to meet this requirement. In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of September 30, 2014 and December 31, 2013, we had $19.1 million and $2.9 million, respectively, of current restricted cash and $16.1 million and $31.5 million, respectively, of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $55.0 million and $45.8 million of materials and supplies and $2.6 million and $1.6 million of hydrocarbons as of September 30, 2014 and December 31, 2013, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or market. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Restructuring Charges

The Company accounts for restructuring charges in accordance with ASC 420-Exit or Disposal Cost Obligations. Under these standards, the costs associated with restructuring charges are recorded during the period in which the liability is incurred. During the nine months ended September 30, 2014, we recognized $11.8 million in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization, which includes $5.0 million of accelerated non-cash expense related to awards previously granted under our Long-Term Incentive Plan (the “LTIP”).

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning after December 31, 2014 with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Oil and gas properties:
Proved properties	$865,500	$801,348
Unproved properties	716,933	524,257
Support equipment and facilities	732,567	710,289
Total oil and gas properties	2,315,000	2,035,894
Less: accumulated depletion	(673,607)	(527,832)
Oil and gas properties, net	1,641,393	1,508,062

Other property	32,745	31,658
Less: accumulated depreciation	(20,537)	(16,758)
Other property, net	12,208	14,900

Property and equipment, net	$1,653,601	$1,522,962

We recorded depletion expense of $34.6 million and $56.1 million for the three months ended September 30, 2014 and 2013, respectively and $145.8 million and $169.2 million for the nine months ended September 30, 2014 and 2013, respectively.

In the first quarter of 2014, the Moroccan government issued a joint ministerial order approving a partial sale of our participating interests to BP Exploration (Morocco) Limited, a wholly owned subsidiary of BP plc (“BP”), covering our three blocks in the Agadir Basin, offshore Morocco. Upon receipt of this order, we closed the partial sale with BP. Under the terms of the agreements, BP acquired a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. The sales price of the farm-outs was $56.9 million. All proceeds were received as of June 30, 2014. After giving effect to these farm-outs, our participating interests are 30.0%, 29.925% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we remain the operator. The proceeds on the sale of the interests exceeded our book basis in the assets, resulting in a $23.8 million gain on the transaction.

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

In August 2014, we entered into a farm-in agreement with Timis Corporation Limited, whereby we acquired a 60% participating interest and operatorship, covering the Cayar Offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal. As part of the agreement, we will carry the full costs of a planned 3D seismic program. Additionally, we will carry the full costs of two contingent exploration wells, subject to a maximum gross cost per well of $120.0 million, should Kosmos elect to drill such wells. We also retain the option to increase our equity to 65% in exchange for carrying the full cost of a third contingent exploration or appraisal well, subject to a maximum gross cost of $120.0 million.

4. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the nine months ended September 30, 2014. The table excludes $3.1 million in costs that were capitalized and subsequently expensed during the same period.

Nine Months Ended September 30, 2014
(In thousands)
Beginning balance	$376,166
Additions to capitalized exploratory well costs pending the determination of proved reserves	53,367
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$429,533

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2014	December 31, 2013
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$52,502	$11,426
Exploratory well costs capitalized for a period of one to two years	137,367	229,140
Exploratory well costs capitalized for a period of three to five years	239,664	135,600
Ending balance	$429,533	$376,166
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	8	8

As of September 30, 2014, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak-1, Teak-2 and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Tweneboa, Enyenra, Ntomme and Wawa discoveries in the Deepwater Tano (“DT”) Block, which are all in Ghana.

Effective January 14, 2014, Ghana’s Ministry of Energy and Ghana National Petroleum Corporation (“GNPC”) entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the WCTP Petroleum Agreement (“PA”) Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries.

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

Tweneboa, Enyenra and Ntomme (“TEN”) Discoveries—In May 2013, the government of Ghana approved the PoD over the TEN discoveries. Development of TEN has commenced and is expected to include the drilling and completion of up to 24 development wells, half of the wells are designed as producers, with the remaining wells designed for water or gas injection. The TEN project is expected to deliver first oil in the second half of 2016. The costs associated with the TEN development will remain as unproved property pending the determination of whether the discoveries are associated with proved reserves.

Wawa Discovery—We are currently reprocessing seismic data and have acquired a high resolution seismic survey over the discovery area. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery is expected to be made by the DT Block partners in 2016. Within six months of such declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the DT PA.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$150,149	$73,976
Accrued general and administrative expenses	20,082	4,255
Accrued taxes other than income	18,472	15,188
Accrued interest	4,505	—
Income taxes	2,282	20,379
Accrued other	1,642	1,414
	$197,132	$115,212

6. Debt

Debt consists of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Outstanding debt principal balances:
Facility	$500,000	$900,000
Senior Notes	300,000	—
Total	800,000	900,000
Unamortized issuance discounts	(5,894)	—
Long-term debt	$794,106	$900,000

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of September 30, 2014, we have $46.4 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of September 30, 2014, borrowings under the Facility totaled $500.0 million and the undrawn availability under the Facility was $1.0 billion.

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

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of September 30, 2014, we had no letters of credit issued under the Facility.

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

We were in compliance with the financial covenants contained in the Facility as of the September 30, 2014 forecast (the most recent assessment date).

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. As of September 30, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. As of September 30, 2014, we had $35.3 million of restricted cash collateralizing seven outstanding letters of credit under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries (the “Guarantees”).

Redemption and Repurchase.  At any time prior to August 1, 2017 and subject to certain conditions, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes issued under the indenture dated August 1, 2014 related to the Senior Notes (the “Indenture”) at a redemption price of 107.875%, plus accrued and unpaid interest, with the cash proceeds of certain eligible equity offerings. Additionally, at any time prior to August 1, 2017, the Company may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after August 1, 2017, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after August 1, 2017, but before August 1, 2018	103.938%
On or after August 1, 2018, but before August 1, 2019	101.969%
On or after August 1, 2019 and thereafter	100.000%

We may also redeem the Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the Senior Notes at a price equal to the principal amount of the Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.

Upon the occurrence of a change of control triggering event as defined under the Indenture, the Company will be required to make an offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

If we sell assets, under certain circumstances outlined in the Indenture, we will be required to use the net proceeds to make an offer to purchase the Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

Covenants.  The Indenture restricts our ability and the ability of our restricted subsidiaries to, among other things:  incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock,  make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.

Collateral.  The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all currently outstanding shares, additional shares, dividends or other distributions paid in respect of such shares or any other property derived from such shares, in each case held by us in relation to the Company’s direct subsidiary, Kosmos Energy Holdings, pursuant to the terms of the Charge over Shares of Kosmos Energy Holdings dated November 23, 2012, as amended and restated on March 14, 2014, between the Company and BNP Paribas as Security and Intercreditor Agent. The Senior Notes share pari passu in the benefit of such equitable charge based on the respective amounts of the obligations under the Indenture and the amount of obligations under the Corporate Revolver. The Guarantees are not secured.

At September 30, 2014, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year

	2014(2)	2015	2016	2017	2018	Thereafter
	(In thousands)
Principal debt repayments(1)	$—	$—	$—	$—	$—	$800,000

(1)                                Includes the scheduled principal maturities for the Senior Notes and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of September 30, 2014. Any increases or decreases in the level of borrowings or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)                                Represents payments for the period October 1, 2014 through December 31, 2014.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of September 30, 2014.

			Weighted Average Dated Brent Price per Bbl
Term	Type of Contract	MBbl	Net Deferred Premium Payable	Swap	Floor	Ceiling	Call
2014:
October — December	Three-way collars	1,507	$0.01	$—	$88.44	$113.75	$134.58
2015:
January — December	Three-way collars	4,230	$0.46	$—	$87.43	$110.00	$133.82
January — December	Swaps with calls	2,000	—	99.00	—	—	115.00
2016:
January — December	Purchased puts	2,000	$3.41	$—	$85.00	$—	$—

Provisional Oil Sales

At September 30, 2014, we had sales volumes of 447.9 MBbls provisionally priced at an average of $92.95 per Bbl, after differentials, which are subject to final pricing during the next month.

Interest Rate Swap Derivative Contracts

The following table summarizes our open interest rate swaps as of September 30, 2014, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
October 2014 — December 2014	$110,555	1.93%	6-month LIBOR
January 2015 — December 2015	45,319	2.03%	6-month LIBOR
January 2016 — June 2016	12,500	2.27%	6-month LIBOR

The following tables disclose the Company’s derivative instruments as of September 30, 2014 and December 31, 2013 and gain/(loss) from derivatives during the three and nine months ended September 30, 2014 and 2013, respectively:

		Estimated Fair Value Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2014	2013
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$6,848	$—
Commodity(2)	Derivatives assets—long-term	3,892	—

Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	$(523)	$(7,873)
Interest rate	Derivatives liabilities—current	(1,471)	(2,067)
Commodity(4)	Derivatives liabilities—long-term	(282)	(3,144)
Interest rate	Derivatives liabilities—long-term	(147)	(667)
Total derivatives not designated as hedging instruments		$8,317	$(13,751)

(1)                                 Includes net deferred premiums payable of $0.4 million and zero related to commodity derivative contracts as of September 30, 2014 and December 31, 2013, respectively.

(2)                                 Includes net deferred premiums payable of $3.6 million and zero related to commodity derivative contracts as of September 30, 2014 and December 31, 2013, respectively.

(3)                                Includes $0.1 million and zero as of September 30, 2014 and December 31 2013, respectively which represents our provisional oil sales contract. Also, includes net deferred premiums payable of $0.9 million and $0.1 million related to commodity derivative contracts as of September 30, 2014 and December 31, 2013, respectively.

(4)                                 Includes net deferred premiums payable of $3.8 million and $6.5 million related to commodity derivative contracts as of September 30, 2014 and December 31, 2013, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Contract	Location of Gain/(Loss)	2014	2013	2014	2013
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$290	$405	$1,101	$1,122
Total derivatives in cash flow hedging relationships		$290	$405	$1,101	$1,122

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(4,886)	$(554)	$(8,253)	$(5,220)
Commodity	Derivatives, net	40,407	(7,585)	20,869	(386)
Interest rate	Interest expense	(2)	(318)	(209)	(268)
Total derivatives not designated as hedging instruments		$35,519	$(8,457)	$12,407	$(5,874)

(1)                                 Amounts were reclassified from accumulated other comprehensive income or loss (“AOCI”) into earnings upon settlement.

(2)                                 Amounts represent the mark-to-market portion of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2014 and December 31, 2013, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, if an event of default occurred the offsetting amounts would be immaterial as of September 30, 2014 and December 31, 2013.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2014
Assets:
Commodity derivatives	$—	$10,740	$—	$10,740
Liabilities:
Commodity derivatives	—	(805)	—	(805)
Interest rate derivatives	—	(1,618)	—	(1,618)
Total	$—	$8,317	$—	$8,317

December 31, 2013
Liabilities:
Commodity derivatives	$—	$(11,017)	$—	$(11,017)
Interest rate derivatives	—	(2,734)	—	(2,734)
Total	$—	$(13,751)	$—	$(13,751)

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

Debt

The following table presents the carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$794,106	$804,500	$900,000	$900,000

The carrying value of the Facility approximates fair value since it is subject to short-term floating interest rates that approximate the rates available to us for those periods. The fair value of our Senior Notes is based on quoted market prices, which results in a Level 1 fair value measurement.

9. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $19.0 million and $13.8 million during the three months ended September 30, 2014 and 2013, respectively, and $55.0 million and $50.8 million during the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, an additional $5.0 million of equity-based compensation was recorded as restructuring charges. The total tax benefit for the three months ended September 30, 2014 and 2013 was $6.7 million and $4.8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $19.2 million and $17.4 million. Additionally, we expensed a tax shortfall related to equity-based compensation of $6.5 million and $6.9 million for the nine months ended September 30, 2014 and 2013 respectively. No tax shortfall was recorded for the three months ended September 30, 2014 and 2013. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service criteria under the LTIP. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of September 30, 2014:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2013	6,384	$16.48	3,438	$12.95
Granted	—	—	—	—
Forfeited	(115)	15.58	(74)	10.87
Vested	(2,799)	17.04	—	—
Outstanding at September 30, 2014	3,470	16.05	3,364	12.99

The following table reflects the outstanding restricted stock units as of September 30, 2014:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2013	2,238	$10.74	1,858	$15.59
Granted	1,962	10.95	1,462	15.71
Forfeited	(398)	10.90	(179)	15.48
Vested	(517)	10.72	—	—
Outstanding at September 30, 2014	3,285	10.85	3,141	15.65

As of September 30, 2014, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $101.0 million over a weighted average period of 1.79 years. At September 30, 2014, the Company had approximately 2.4 million shares that remain available for issuance under the LTIP.

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

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value of these awards ranged from $15.44 to $15.81 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 39.0% to 54.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.2%.

10. Income Taxes

Income tax expense was $38.5 million and $34.2 million for the three months ended September 30, 2014 and 2013, respectively, and $170.0 million and $124.6 million for the nine months ended September 30, 2014 and 2013, respectively. The income tax provision consists of United States and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Bermuda	$(8,368)	$(5,880)	$(20,588)	$(19,320)
United States	3,049	2,740	10,542	8,014
Foreign—other	62,910	(7,124)	330,680	40,664
Income (loss) before income taxes	$57,591	$(10,264)	$320,634	$29,358

Our effective tax rate for the three months ended September 30, 2014 and 2013 is 67% and (333)%, respectively. For the nine months ended September 30, 2014 and 2013, our effective tax rate is 53% and 424%, respectively. The effective tax rate for the United States is approximately 38% and 42% for the three months ended September 30, 2014 and 2013, respectively, and 102% and 125% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate in the United States is impacted by the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 33% and 36% for the three months ended September 30, 2014 and 2013, respectively, and approximately 35% and 36% for the nine months ended September 30, 2014 and 2013, respectively. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

As of September 30, 2014, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but have not accrued any material amounts to date.

11. Net Income (Loss) Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income (loss)	$19,123	$(44,488)	$150,599	$(95,210)
Less: Basic income allocable to participating securities(1)	(174)	—	(1,919)	—
Basic net income (loss) allocable to common shareholders	18,949	(44,488)	148,680	(95,210)
Diluted adjustments to income allocable to participating securities(1)	1	—	17	—
Diluted net income (loss) allocable to common shareholders	$18,950	$(44,488)	$148,697	$(95,210)
Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	379,969	377,654	378,881	376,509
Restricted stock awards and units(1)(2)	2,221	—	3,406	—
Diluted	382,190	377,654	382,287	376,509
Net income (loss) per share:
Basic	$0.05	$(0.12)	$0.39	$(0.25)
Diluted	$0.05	$(0.12)	$0.39	$(0.25)

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

(2)                                 We excluded outstanding restricted stock awards of 6.8 million and 13.9 million for the three months ended September 30, 2014 and 2013, respectively, and 4.7 million and 13.9 million for the nine months ended September 30, 2014 and 2013, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

In September 2014, we took delivery of the new build 6th generation drillship “Atwood Achiever” from Atwood Oceanics, Inc.  The rig is expected to commence drilling operations in Northwest Africa in the fourth quarter of 2014. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. We have entered into a rig sharing agreement, whereby two rig slots (estimated to be 90 days during 2015 and 70 days during 2016) were assigned to a third-party.

The estimated future minimum commitments as of September 30, 2014, are:

	Payments Due By Year(1)
	Total	2014(2)	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating leases	$16,908	$813	$3,260	$3,158	$3,223	$3,323	$3,131
Atwood Achiever drilling rig contract (3)	540,855	54,740	163,625	176,120	146,370	—	—

(1)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)                                 Represents payments for the period from October 1, 2014 through December 31, 2014.

(3)                                 Commitments calculated using a day rate of $595,000, excluding applicable taxes. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 90 days during 2015 and 70 days during 2016) were assigned to a third-party.

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

Overview

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname.

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

Recent Developments

Corporate

During August 2014, the Company issued $300.0 million of 7.875% Senior Secured Notes due 2021 (“Senior Notes”) and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

Rig Agreement

In September 2014, we took delivery of the new build 6th generation drillship “Atwood Achiever” from Atwood Oceanics, Inc. The rig is expected to commence drilling operations in northwest Africa in the fourth quarter of 2014. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. We have entered into a rig sharing agreement, whereby two rig slots (estimated to be 90 days in total during 2015 and 70 days during 2016) were assigned to a third-party.

Ghana

Approval was granted by the Government of Ghana and the Ghanaian Environmental Protection Agency in June 2014 to permit the flaring of 500 MMcf of gas per month from the Jubilee field until the end of October 2014. This limited flaring is expected to assist in the maintenance of existing production levels until the Western Corridor Gas Infrastructure (Jubilee Gas Export) is operational. We are working with the Government of Ghana and the Ghanaian Environmental Protection Agency to extend the limited flaring until Jubilee Gas Export is operational.

Morocco (including Western Sahara)

In June 2014, we commenced a 3D seismic survey of approximately 5,100 square kilometers over the Cap Boujdour Offshore block which was completed in September 2014.

Portugal

In August 2014, we entered into a farm-in agreement with Repsol Exploración, S.A. (“Repsol”), to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks offshore Portugal. As part of the agreement, we will reimburse a portion of Repsol’s previously incurred exploration costs, as well as partially carry Repsol’s share of the costs of a planned 3D seismic  program. Certain governmental approvals and processes are still required to be completed before this acquisition is effective. After completing the acquisition, our participating interest in the blocks will be 31%.

Senegal

In August 2014, we entered into a farm-in agreement with Timis Corporation Limited, whereby we acquired a 60% participating interest and operatorship, covering the Cayar Offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal. As part of the agreement, we will carry the full costs of a planned 3D seismic program. Additionally, we will carry the full costs of two contingent exploration wells, subject to a maximum gross cost per well of $120.0 million, should Kosmos elect to drill such wells. We also retain the option to increase our equity to 65% in exchange for carrying the full cost of a third contingent exploration or appraisal well, subject to a maximum gross cost of $120.0 million.

In September 2014, we commenced a 3D seismic survey of approximately 7,000 square kilometers over the Cayar Offshore Profond and Saint Louis Offshore Profond Contract Areas which is expected to be completed in the first quarter of 2015.

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three and nine months ended September 30, 2014 and 2013, are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except barrel and per barrel data )
Sales volumes:
MBbl	1,443	1,912	6,297	5,847

Revenues:
Oil sales	$137,485	$215,169	$678,635	$636,648
Average sales price per Bbl	95.26	112.52	107.78	108.88

Costs:
Oil production, excluding workovers	$14,883	$13,026	$52,786	$39,145
Oil production, workovers	214	19,550	1,580	40,506
Total oil production costs	$15,097	$32,576	$54,366	$79,651

Depletion	$34,589	$56,094	$145,775	$169,163

Average cost per Bbl:
Oil production, excluding workovers	$10.31	$6.82	$8.38	$6.69
Oil production, workovers	0.15	10.22	0.25	6.93
Total oil production costs	10.46	17.04	8.63	13.62

Depletion	23.97	29.33	23.15	28.93
Oil production cost and depletion costs	$34.43	$46.37	$31.78	$42.55

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2014:

					Wells Suspended or
	Actively Drilling or Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—	1	0.24
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	—	—	—	—	14	2.38
Deepwater Tano	—	—	—	—	1	0.18	—	—
Total	—	—	1	0.24	10	2.96	15	2.62

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$137,485	$215,169	$(77,684)
Interest income	69	77	(8)
Other income	882	133	749
Total revenues and other income	138,436	215,379	(76,943)
Costs and expenses:
Oil and gas production	15,097	32,576	(17,479)
Exploration expenses	21,334	75,607	(54,273)
General and administrative	35,148	38,077	(2,929)
Depletion and depreciation	36,959	58,367	(21,408)
Amortization—deferred financing costs	2,593	2,786	(193)
Interest expense	9,838	8,781	1,057
Derivatives, net	(40,407)	7,585	(47,992)
Restructuring charges	(46)	—	(46)
Other expenses, net	329	1,864	(1,535)
Total costs and expenses	80,845	225,643	(144,798)
Income before income taxes	57,591	(10,264)	67,855
Income tax expense	38,468	34,224	4,244
Net income (loss)	$19,123	$(44,488)	$63,611

Oil and gas revenue.  Oil and gas revenue decreased by $77.7 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to a decrease in sales volumes, one and one-half liftings in 2014 compared to two in 2013, and a lower realized price per barrel. We lifted and sold approximately 1,443 MBbl at an average realized price per barrel of $95.26 during the three months ended September 30, 2014 and approximately 1,912 MBbl at an average realized price per barrel of $112.52 during the three months ended September 30, 2013.

Oil and gas production.  Oil and gas production costs decreased by $17.5 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily due to a reduction in well workover costs and non-routine operating costs. Our workover costs are related to performing workovers on our wells, which are performed on an as needed basis. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each quarter.

Exploration expenses.  Exploration expenses decreased by $54.3 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease is primarily due to $13.2 million of unsuccessful well costs for the Ghana Akasa-2 appraisal well and Cameroon — Sipo-1 exploration well and $59.9 million for seismic costs for Mauritania, Ireland, Morocco (including Western Sahara) and new ventures incurred during the three months ended September 30, 2013 compared to $20.0 million for seismic costs for Senegal, Mauritania, Morocco (including Western Sahara) and new ventures incurred during the three months ended September 30, 2014.

Depletion and depreciation.  Depletion and depreciation decreased $21.4 million during the three months ended September 30, 2014, as compared with the three months ended September 30, 2013. The decrease is primarily due to depletion recognized related to the sale of one and one-half liftings of oil during the three months ended September 30, 2014, as compared to two liftings during the three months ended September 30, 2013. In addition, the depletion rate is lower during the three months ended September 30, 2014 due to an increase in proved reserves in the fourth quarter of 2013.

Derivatives, net.  During the three months ended September 30, 2014 and 2013, we recorded a gain of $40.4 million and a loss of $7.6 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense.  The Company’s effective tax rates for the three months ended September 30, 2014 and 2013 were 67% and (333)%, respectively. The effective tax rates for the periods presented are impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $4.2 million during the three months ended September 30, 2014, as compared with September 30, 2013, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$678,635	$636,648	$41,987
Gain on sale of assets	23,769	—	23,769
Interest income	323	191	132
Other income	2,190	708	1,482
Total revenues and other income	704,917	637,547	67,370
Costs and expenses:
Oil and gas production	54,366	79,651	(25,285)
Exploration expenses	57,652	194,384	(136,732)
General and administrative	95,041	118,787	(23,746)
Depletion and depreciation	152,883	175,578	(22,695)
Amortization—deferred financing costs	7,938	8,269	(331)
Interest expense	20,984	27,789	(6,805)
Derivatives, net	(20,869)	386	(21,255)
Restructuring charges	11,758	—	11,758
Loss on extinguishment of debt	2,898	—	2,898
Other expenses, net	1,632	3,345	(1,713)
Total costs and expenses	384,283	608,189	(223,906)
Income before income taxes	320,634	29,358	291,276
Income tax expense	170,035	124,568	45,467
Net income (loss)	$150,599	$(95,210)	$245,809

Oil and gas revenue.  Oil and gas revenue increased by $42.0 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due an increase in sales volumes, six and one-half liftings in 2014 compared to six in 2013 offset slightly by a lower realized price per barrel. We lifted and sold approximately 6,297 MBbl at an average realized price per barrel of $107.78 during the nine months ended September 30, 2014 and approximately 5,847 MBbl at an average realized price per barrel of $108.88 during the nine months ended September 30, 2013.

Gain on sale of assets.  During the nine months ended September 30, 2014, we closed three farm-out agreements with BP plc. As part of the transaction, we received proceeds in excess of our book basis, resulting in a gain of $23.8 million.

Oil and gas production.  Oil and gas production costs decreased by $25.3 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The change is due a reduction in well workover costs and non-routine operating costs in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, offsetting an increase in routine production costs due to incremental liftings in 2014 compared to 2013. Our workover costs are related to performing workovers on our wells, which are performed on an as needed basis. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each period.

Exploration expenses.  Exploration expenses decreased by $136.7 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease is primarily due to $97.2 million of unsuccessful well costs and other related costs primarily related to the Cameroon Sipo-1 exploration well, the Ghana Sapele-1 exploration well and the Ghana Akasa-2 appraisal well and $84.9 million for seismic costs for Mauritania, Ireland, Morocco and new ventures incurred during the nine months ended September 30, 2013 compared to $48.6 million for seismic costs for Mauritania, Morocco, Senegal, Suriname and new ventures incurred during the three months ended September 30, 2014.

General and administrative.  General and administrative costs decreased by $23.7 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease from prior year is related to an increase in capitalized general and administrative costs and general and administrative costs incurred for the benefit of and allocated to exploration expense; and a decrease in professional fees and occupancy and general expenses partially offset by an increase in compensation and benefits.

Depletion and depreciation.  Depletion and depreciation decreased $22.7 million during the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013. The change is due to the increase in proved reserves in the fourth quarter of 2013, which reduced the depletion rate used for the nine months ended September 30, 2014, partially offset by an increase in depletion recognized related to the sale of six and one-half liftings of oil during the nine months ended September 30, 2014, as compared to six liftings during the nine months ended September 30, 2013.

Interest expense.  Interest expense decreased $6.8 million during the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013, primarily due to a write-down of the deferred interest (reduction in interest expense) as a result of a decrease in the estimated effective interest rate based on the terms of the amended and restated Facility effective in March 2014 and a lower average outstanding debt balance during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Derivatives, net.  During the nine months ended September 30, 2014 and 2013, we recorded a gain of $20.9 million and a loss of $0.4 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

Restructuring charges.  During the nine months ended September 30, 2014, we recognized $11.8 million in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization, which includes $5.0 million of non-cash expense related to awards granted under our LTIP.

Income tax expense.  The Company’s effective tax rates for the nine months ended September 30, 2014 and 2013 were 53% and 424%, respectively. The effective tax rates for the periods presented are impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $45.5 million during the nine months ended September 30, 2014, as compared with September 30, 2013, primarily due to an increase in pre-tax income from our Ghanaian subsidiary.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and secured funding from issuances of equity and debt. In relation to cash flow generated from our operating activities, if we are unable to resolve issues related to the continuous removal of associated natural gas in large quantities from the Jubilee Field, and the production restraints caused thereby, then the Company’s cash flows from operations will be adversely affected. See “Item 1A. Risk Factors— section of this quarterly report on Form 10-Q and our annual report on Form 10-K

Significant Sources of Capital

Facility

In March 2014, the Company amended and restated the then existing commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of September 30, 2014, we have $46.4 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of September 30, 2014, borrowings under the Facility totaled $500.0 million and the undrawn availability under the Facility was $1.0 billion.

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

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of September 30, 2014, we had no letters of credit issued under the Facility.

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

We were in compliance with the financial covenants contained in the Facility as of the September 30, 2014 forecast (the most recent assessment date).

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions. In April 2013, the availability under the Corporate Revolver was increased from $260.0 million to $300.0 million due to additional commitments received from existing and new financial institutions. As of September 30, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. As of September 30, 2014, we had $35.3 million of restricted cash collateralizing seven outstanding letters of credit under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, the Company issued the Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries (the “Guarantees”).

Redemption and Repurchase.  At any time prior to August 1, 2017 and subject to certain conditions, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes issued under the indenture dated August 1, 2014 related to the Senior Notes (the “Indenture”) at a redemption price of 107.875%, plus accrued and unpaid interest, with the cash proceeds of certain eligible equity offerings. Additionally, at any time prior to August 1, 2017, the Company may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after August 1, 2017, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after August 1, 2017, but before August 1, 2018	103.938%
On or after August 1, 2018, but before August 1, 2019	101.969%
On or after August 1, 2019 and thereafter	100.000%

We may also redeem the Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the Senior Notes at a price equal to the principal amount of the Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.

Upon the occurrence of a change of control triggering event as defined under the Indenture, the Company will be required to make an offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

If we sell assets, under certain circumstances outlined in the Indenture, we will be required to use the net proceeds to make an offer to purchase the Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

Covenants.  The Indenture restricts our ability and the ability of our restricted subsidiaries to, among other things:  incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock,  make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.

Collateral.  The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all currently outstanding shares, additional shares, dividends or other distributions paid in respect of such shares or any other property derived from such shares, in each case held by us in relation to the Company’s direct subsidiary, Kosmos Energy Holdings, pursuant to the terms of the Charge over Shares of Kosmos Energy Holdings dated November 23, 2012, as amended and restated on March 14, 2014, between the Company and BNP Paribas as Security and Intercreditor Agent. The Senior Notes share pari passu in the benefit of such equitable charge based on the respective amounts of the obligations under the Indenture and the amount of obligations under the Corporate Revolver. The Guarantees are not secured.

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

The following table presents our liquidity and financial position as of September 30, 2014:

September 30, 2014
(In thousands)
Cash and cash equivalents	$600,626
Restricted cash	50,746
Senior Notes at par	300,000
Drawings under the Facility	500,000
Net debt	148,628

Availability under the Facility	$1,000,000
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,900,626

Cash Flows

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$372,234	$281,349
Investing activities	(231,077)	(240,950)
Financing activities	(138,639)	(115,296)

Operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2014 was $372.2 million compared with net cash provided by operating activities for the nine months ended September 30, 2013 of $281.3 million. The increase in cash provided by operating activities in the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due to an increase in results from operations offset by a negative change in working capital items.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2014 was $231.1 million compared with net cash used in investing activities for the nine months ended September 30, 2013 of $241.0 million. The decrease in cash used in investing activities in the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily attributable to proceeds from the sale of assets of $58.3 million offset by an increase in expenditures for oil and gas assets of $45.8 million during 2014.

Financing activities.  Net cash used in financing activities for the nine months ended September 30, 2014 was $138.6 million compared with net cash used in financing activities for the nine months ended September 30, 2013 of $115.3 million. The increase in cash used in financing activities in the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due an increase in payments on the Facility of $300.0 million and deferred financing costs associated with the amendment to the Facility and the Senior Notes offset by the net proceeds of $294.0 million on the Senior Notes issuance.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2014:

	Payments Due By Year(4)
	Total	2014(5)	2015	2016	2017	2018	Thereafter
	(In thousands)
Principal debt repayments(1)	$800,000	$—	$—	$—	$—	$—	$800,000
Interest payments on long-term debt(2)	381,809	9,522	61,619	59,946	63,809	57,647	129,266
Operating leases	16,908	813	3,260	3,158	3,223	3,323	3,131
Atwood Achiever drilling rig contract(3)	554,855	54,740	163,625	176,120	146,370	—	—

(1)                                 Includes the scheduled principal maturities for the Senior Notes and the Facility. The scheduled maturities of the Facility are based on the level of borrowings and the available borrowing base as of September 30, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2014, there were no borrowings under the Corporate Revolver.

(2)                                 Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.

(3)                                 Commitments calculated using a day rate of $595,000. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 90 days during 2015 and 70 days during 2016) were assigned to a third-party.

(4)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(5)                                Represents payments for the period from October 1, 2014 through December 31, 2014.

The following table presents maturities by expected maturity dates under the Senior Notes and the Facility.  For the Senior Notes, the interest rate represents the contractual fixed rate that we are obligated to periodically pay on the debt as of September 30, 2014. For the Facility, the interest rates represent the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

	October 1 Through December 31,	Years Ending December 31,					Liability Fair Value at September 30,
	2014	2015	2016	2017	2018	Thereafter	2014
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$—	$300,000	$(304,500)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$—	$500,000	$(500,000)
Weighted average interest rate(2)	3.41%	3.72%	4.76%	5.68%	6.28%	7.19%
Interest rate swaps:
Notional debt amount(3)	$35,000	$16,875	$6,250	$—	$—	$—	$(629)
Fixed rate payable	2.22%	2.22%	2.22%	—	—	—
Variable rate receivable(4)	0.33%	0.61%	1.38%	—	—	—
Notional debt amount(3)	$35,000	$16,875	$6,250	$—	$—	$—	$(671)
Fixed rate payable	2.31%	2.31%	2.31%	—	—	—
Variable rate receivable(4)	0.33%	0.61%	1.38%	—	—	—
Notional debt amount(3)	$40,555	$23,137	$—	$—	$—	$—	$(318)
Fixed rate payable	1.34%	1.34%	—	—	—	—
Variable rate receivable(4)	0.33%	0.39%	—	—	—	—

(1)                                  The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2014, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2014, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

•                  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Ireland, Mauritania, Morocco (including Western Sahara), Senegal or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

•                  military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;

•                  the cost and availability of adequate insurance coverage;

•                  our vulnerability to severe weather events;

•                  our ability to meet our obligations under the agreements governing our indebtedness, including the indenture governing the Senior Notes ;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2014:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2013	$(11,017)	$(2,734)	$(13,751)
Changes in contract fair value	12,616	(209)	12,407
Contract maturities	8,336	1,325	9,661
Fair value of contracts outstanding as of September 30, 2014	$9,935	$(1,618)	$8,317

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2014:

			Weighted Average Dated Brent Price per Bbl					Asset
Term	Type of Contract	MBbl	Net Deferred Premium Payable	Swap	Floor	Ceiling	Call	Fair Value at September 30, 2014(1)
2014:
October — December	Three-way collars	1,507	$0.01	$—	$88.44	$113.75	$134.58	$1,105
2015:
January — December	Three-way collars	4,230	$0.46	$—	$87.43	$110.00	$133.82	$2,312
January — December	Swaps with calls	2,000	—	99.00	—	—	115.00	6,410
2016:
January — December	Purchased puts	2,000	$3.41	$—	$85.00	$—	$—	$238

(1)                           Fair values are based on the average forward Dated Brent oil prices on September 30, 2014 which by year are: 2014—$94.51, 2015—$96.64 and 2016 — $96.23. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on October 28, 2014 market quotes by year are: 2014—$85.68, 2015—$88.59 and 2016—$90.53.

At September 30, 2014, our open commodity derivative instruments were in a net asset position of $9.9 million. As of
September 30, 2014, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $35.9 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $45.8 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At September 30, 2014, we had indebtedness outstanding under the Facility of $500.0 million, of which $389.4 million bore interest at floating rates. The interest rate on this indebtedness as of September 30, 2014 was approximately 3.4%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $1.0 billion of undrawn availability under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of September 30, 2014, the fair market value of our interest rate swaps was a net liability of approximately $1.6 million. If LIBOR changed by 10%, we estimate it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The risk factor below supplements the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013 and in the “Item 1A. Risk Factors” section of our quarterly report on Form 10-Q for the quarter ended June 30, 2014.

Outbreaks of disease in the geographies in which we operate may adversely affect our business operations and financial condition.

Many of our operations are currently, and will likely remain in the near future, in developing countries which are susceptible to outbreaks of disease and may lack the resources to effectively contain such an outbreak quickly. Such outbreaks may impact our ability to explore for oil and gas, develop or produce our license areas by limiting access to qualified personnel, increasing costs associated with ensuring the safety and health of our personnel, restricting transportation of personnel, equipment, supplies and oil and gas production to and from our areas of operation and diverting the time, attention and resources of government agencies which are necessary to conduct our operations. In addition, any losses we experience as a result of such outbreaks of disease which impact sales or delay production may not be covered by our insurance policies.

An epidemic of the Ebola virus disease is currently ongoing in parts of West Africa. A substantial number of deaths have been reported by the World Health Organization (“WHO”) in West Africa, and the WHO has declared it a global health emergency. It is impossible to predict the effect and potential spread of the Ebola virus in West Africa and surrounding areas. Should the Ebola virus continue to spread, including to the countries in which we operate, or not be satisfactorily contained, our exploration, development and production plans for our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations. Our operations require contractors and personnel to travel to and from Africa as well as the unhindered transportation of equipment and oil and gas production (in the case of our producing fields). Such operations also rely on infrastructure, contractors and personnel in Africa. Several countries have announced travel bans to certain African countries. If bans are extended to the countries in which we operate, including Ghana, or contractors or personnel refuse to travel there, we could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which could have a material adverse effect on our business, results of operations, and future cash flow. In addition, should the Ebola epidemic spread to Ghana, access to the FPSO operating at the Jubilee Field could be restricted and/or terminated. The FPSO is able to operate for approximately six weeks without access to the mainland, but if restrictions extended for a longer period we and the operator of the Jubilee Field would likely be required to cease production and other operations until such restrictions were lifted.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes from the information concerning the use of proceeds from our IPO discussed in the “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section of our annual report on Form 10-K.

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares and restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the withholding tax obligation owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during the nine months ended, September 30, 2014 and the average price paid per share.

	Total Number of Share Withheld/Purchased	Average Price Paid per Share
	(In thousands)
January 1, 2014—January 31, 2014	—	$—
February 1, 2014—February 28, 2014	7	10.34
March 1, 2014—March 31, 2014	—	—
April 1, 2014—April 30, 2014	1	10.99
May 1, 2014—May 31, 2014	923	10.46
June 1, 2014—June 30, 2014	23	10.48
July 1, 2014—July 31, 2014	1	11.10
August 1, 2014—August 31, 2014	—	—
September 1, 2014—September 30, 2014	—	—
Total	954	10.46

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended September 30, 2014. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended September 30, 2014, as the case may be, additional reportable transactions may be disclosed by such companies.

As of October 28, 2014, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 25% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 31% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently has the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended September 30, 2014.

Disclosure relating to Warburg Pincus and its affiliates

Warburg Pincus informed us of (i) the information reproduced below (the “SAMIH Disclosure”) regarding Santander Asset Management Investment Holdings Limited (“SAMIH”), and (ii) the information reproduced below (the “EIG Disclosure”) regarding the Endurance International Group (“EIG”). Each of SAMIH and EIG are companies that may be considered affiliates of Warburg Pincus. Because we, SAMIH, and EIG may be deemed to be controlled by Warburg Pincus, we may be considered an “affiliate” of each of SAMIH and EIG, respectively, for the purposes of Section 13(r) of the Exchange Act.

SAMIH Disclosure:

Quarter ended September 30, 2014

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”) , holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £65 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated  by the U.S. under the NPWMD sanctions program who holds a business account, where no transaction have taken place.  Such account is in the process of being closed.  No revenue or profit has been generated.   A second UK national designated by the US for reasons of terrorism held  a personal current account and a personal credit card account in the third quarter 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible. No transactions have taken place on the credit card.”

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

EIG Disclosure:

Quarter ended September 30, 2014

“On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG or its affiliates discovered that Seyed Mahmoud Mohaddes (“Mohaddes”) was named as the account contact for a subscriber account (the “Subscriber Account”).  Previously, on July 2, 2013, before Mohaddes had been designated as a SDN, the billing information for the Subscriber Account was updated to include Mohaddes.  On September 16, 2013, the Office of Foreign Assets Control (“OFAC”) designated Mohaddes as a Specially Designated National (“SDN”), pursuant to 31 C.F.R. Part 560.304.  EIG discovered Mohaddes when its routine compliance scan identified an attempt on or around September 26, 2014 to add Mohaddes, an SDN, as the account contact to the Subscriber Account.  EIG blocked the Subscriber Account that day and reported the domain name registered to the Subscriber Account to OFAC as potentially the property of a SDN, subject to blocking pursuant to

Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services.  EIG ceased billing for the Subscriber Account.  To date, EIG has not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding (“Stars”), and Teleserve Plus SAL (“Teleserve”), as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594.  On July 15, 2014, as part of EIG’s compliance review processes, they discovered that the domain names associated with each of Stars and Teleserve (the “Stars/Teleserve Domain Names”) were registered through our platform.  EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and they promptly reported the Domain Names as potentially blocked property to OFAC.  EIG did not generate any revenue from the Stars/Teleserve Domain Names since they were added to the SDN list on July 10, 2014.  To date, EIG has not received any correspondence from OFAC regarding the matter.

On July 15, 2014 during a compliance scan of all domain names on one of its platforms, EIG identified the domain name Kahanetzadak.com (the “Domain Name”), which was listed as an AKA of the entity Kahane Chai which operates as the American Friends of the United Yeshiva and was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224.  Since the Domain Name was transferred into one of EIG’s reseller’s customer’s account, there was no direct financial transaction between EIG and the registered owner of the Domain Name.  The Domain name was suspended upon discovering it on their platform, and EIG will be reporting the Domain Name to OFAC as potentially the property of a SDN.”

The EIG Disclosure relates solely to activities conducted by EIG and do not relate to any activities conducted by us. We have no involvement in or control over the activities of EIG , any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of EIG with respect to transactions with Iran, and we have not participated in the preparation of the EIG Disclosure. We have not independently verified the EIG Disclosure, are not representing to the accuracy or completeness of the EIG Disclosure and undertake no obligation to correct or update the EIG Disclosure.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	November 3, 2014	/s/ W. GREG DUNLEVY
W. Greg Dunlevy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*	Hydrocarbon Exploration and Production Sharing Contract for the Cayar Offshore Profond between the Republic of Senegal and Petro-Tim Limited and Societe des Petroles du Senegal dated January 17, 2012.

10.2*

Hydrocarbon Exploration and Production Sharing Contract for the Saint Louis Offshore Profond between the Republic of Senegal and Petro-Tim Limited and Societe des Petroles du Senegal dated January 17, 2012.

10.3*

Deed of Transfer between La Societe Des Petroles Du Senegal (Petrosen), Timis Corporation Limited and Kosmos Energy Senegal concerning the Hydrocarbons Exploration and Production Sharing Contracts and Joint Operating Agreements covering the Cayar Offshore and Saint Louis Offshore Permits dated August 25, 2014.

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