Form 10-K
period 2014-12-31
Kosmos Energy Ltd.
filed 2015-02-23
CIK 1509991

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common shares held by non-affiliates, based on the per-share closing price of the registrant's common shares as of the last business day of the registrant's most recently completed second fiscal quarter was $1,506,618,282.

          The number of the registrant's Common Shares outstanding as of February 18, 2015 was 387,587,007.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III, Items 10-14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

          Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

        Unless otherwise stated in this report, references to "Kosmos," "we," "us" or "the company" refer to Kosmos Energy Ltd. and its subsidiaries. We have provided definitions for some of the industry terms used in this report in the "Glossary and Selected Abbreviations" beginning on page 2.

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
"Farm-in"
An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and for taking on a portion of the drilling costs of one or more specific wells or other performance by the assignee as a condition of the assignment.
"Farm-out"
An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of the drilling costs of one or more specific wells and/or other work as a condition of the assignment.
"Field life cover ratio"
The "field life cover ratio" is broadly defined, for each applicable forecast period, as the ratio of (x) the forecasted net present value of net cash flow through the depletion of the Jubilee Field plus the net present value of the forecast of certain capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility less the Resource Bridge, as applicable.
"FPSO"	Floating production, storage and offloading vessel.
"Interest cover ratio"
The "interest cover ratio" is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
"Loan life cover ratio"
The "loan life cover ratio" is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Jubilee Field and certain other fields in Ghana, to (y) the aggregate loan amounts outstanding under the Facility less the Resource Bridge, as applicable.

"Make-whole redemption price"	The "make-whole redemption price" is equal to the outstanding principal amount of such notes plus the greater of 1) 1% of the then outstanding principal amount of such notes and 2) the present value of the notes at 103.9% and required interest payments thereon through August 1, 2017 at such redemption date.
"MBbl"	Thousand barrels of oil.
"Mcf"	Thousand cubic feet of natural gas.
"Mcfpd"	Thousand cubic feet per day of natural gas.
"MMBbl"	Million barrels of oil.
"MMBoe"	Million barrels of oil equivalent.
"MMcf"	Million cubic feet of natural gas.
"Natural gas liquid" or "NGL"	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
"Petroleum contract"	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
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
"Prospect(s)"
A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
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

"Proved developed reserves"	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
"Proved undeveloped reserves"
Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
"Reconnaissance contract"
A contract in which the owner of hydrocarbons gives an E&P company rights to perform evaluation of existing data or potentially acquire additional data but may not convey an exclusive option to explore for, develop, and/or produce hydrocarbons from the lease area.
"Resource Bridge"
Borrowing Base availability attributable to probable reserves and contingent resources from Jubilee Field Future Phases, Tweneboa, Enrenra and Ntomme fields and potentially Mahogany, Teak and Akasa fields.
"Shelf margin"	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
"Structural trap"	A topographic feature in the earth's subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
"Structural-stratigraphic trap"	A structural-stratigraphic trap is a combination trap with structural and stratigraphic features.
"Stratigraphy"	The study of the composition, relative ages and distribution of layers of sedimentary rock.
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

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K contains estimates and forward-looking statements, principally in "Item 1. Business," "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our annual report on Form 10-K, may adversely affect our results as indicated in forward-looking statements. You should read this annual report on Form 10-K and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. Our estimates and forward-looking statements may be influenced by the following factors, among others:

  •
  our ability to find, acquire or gain access to other discoveries and prospects and to successfully develop and produce from our current discoveries and prospects;

  •
  uncertainties inherent in making estimates of our oil and natural gas data;

  •
  the successful implementation of our and our block partners' prospect discovery and development and drilling plans;

  •
  projected and targeted capital expenditures and other costs, commitments and revenues;

  •
  termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Ireland, Mauritania, Morocco (including Western Sahara), Portugal, Senegal or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

  •
  other competitive pressures;

  •
  potential liabilities inherent in oil and natural gas operations, including drilling and production risks and other operational and environmental risks and hazards;

  •
  current and future government regulation of the oil and gas industry or regulation of the investment in or ability to do business with certain countries or regimes;

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

  •
  our ability to meet our obligations under the agreements governing our indebtedness, including the indenture governing the 7.875% Senior Secured Notes due 2021 ("Senior Notes");

  •
  the availability and cost of financing and refinancing our indebtedness;

  •
  the amount of collateral required to be posted from time to time in our hedging transactions;

  •
  the result of any legal proceedings or investigations we may be subject to;

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

PART I

Item 1.    Business

General

        Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname. Kosmos is listed on the New York Stock Exchange ("NYSE") and is traded under the ticker symbol KOS.

        Kosmos was founded in 2003 to find oil in under-explored or overlooked parts of West Africa. Members of the management team—who had previously worked together making significant discoveries and developing them in Africa, the Gulf of Mexico, and other areas—established the company on a single geologic concept that previously had been overlooked by others in the industry, the Late Cretaceous play system.

        Following our formation, we acquired multiple exploration licenses and proved the geologic concept with the discovery of the Jubilee Field within the Tano Basin in the deep waters offshore Ghana in 2007. This was the first of our discoveries offshore Ghana; it was one of the largest oil discoveries worldwide in 2007 and is considered one of the largest finds offshore West Africa during the last decade. As technical operator of the initial phase of Jubilee Field, we planned and executed the development. Oil production from the Jubilee Field began in November 2010, just 42 months after initial discovery, a record for a deepwater development in this water depth in West Africa. Gross production from the Jubilee Field averaged approximately 102,000 Bopd for 2014.

        We have a dual focus of maximizing the value of our Ghana assets and increasing value through a high-impact exploration program. In Ghana, we are focused on increasing production, cash flows and reserves from the Jubilee Field, the development of the Tweneboa-Enyenra-Ntomme ("TEN") project pursuant to a plan of development which was approved by the Ministry of Energy in 2013, and the appraisal and development of our other Ghanaian discoveries. In our exploration portfolio we have a large inventory of leads and prospects. We plan to test the prospectivity of this inventory through the execution of a multi-year drilling program targeting high impact opportunities along the Atlantic Margin.

Our Business Strategy

  Grow proved reserves and production through development, exploration and appraisal

        In the near-term we plan to grow proved reserves and production by further developing and debottlenecking the Jubilee Field and by completing the development of the TEN project, which is expected to deliver first oil in 2016 through a second, dedicated FPSO. Growth could also be realized, depending on the result of our ongoing assessment of commerciality and development over all or a portion of our Mahogany, Teak, Akasa and/or Wawa discoveries. In the longer-term, we plan to drill exploration prospects, with the intent to provide further growth.

  Successfully open and develop our offshore exploration plays

        We believe the prospects and leads potentially existing offshore Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname provide a favorable opportunity to create substantial value. We anticipate drilling between two and four potentially play-opening exploratory wells per year, depending on the results of our analysis of seismic data, initial exploration drilling results, and availability of required equipment and services. Subject to the results of these exploratory wells, additional exploration and/or appraisal wells may be drilled. Given the potential size of these prospects and leads, we believe that exploratory success in our operating areas could significantly add to our growth profile.

  Apply our technically-driven culture, which fosters innovation and creativity, to continue our successful exploration and development program

        We differentiate ourselves from other exploration and production companies through our approach to exploration and development. Our geoscientists and engineers are critical to the success of our business strategy. We have created an environment that enables them to focus their knowledge, skills and experience on finding and developing these fields. Culturally, we have an open, team-oriented work environment that fosters entrepreneurial, creative and contrarian thinking. This approach enables us to fully consider and understand both risk and reward, as well as deliberately and collectively pursue strategies that maximize value. This philosophy and approach was successfully utilized in the Tano Basin offshore Ghana, resulting in the discovery of a significant new petroleum system, which the industry previously did not consider either prospective or commercially viable, and the accelerated development to first oil.

  Focus on optimally developing our discoveries to initial production

        We focus on field developments designed to deliver early learnings and accelerate production. In certain circumstances, we believe a phased approach can be employed to optimize full-field development through a better understanding of dynamic reservoir behavior and enable numerous activities to be performed in a parallel rather than a sequential manner. A phased approach also facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phase are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phase of production to fund a portion of capital costs for subsequent phases. In contrast, a traditional development approach consists of full appraisal, conceptual engineering, preliminary engineering, detail engineering, procurement and fabrication of facilities, development drilling and installation of facilities for the full-field development, all performed sequentially, before first production is achieved. This approach can considerably lengthen the time from discovery to first production.

        For example, post-discovery in 2007, first oil production from the Jubilee Field commenced in November 2010. This development timeline from discovery to first oil was significantly less than the seven to ten year industry average and set a record for a deepwater development of this size and scale at this water depth in West Africa. This condensed timeline reflects the lessons learned by our experienced team while leading other large scale deepwater developments.

        The TEN development in Ghana is also being executed in a phased manner with the aim of achieving similar benefits. The plan of development for TEN was designed to include an expandable subsea system that would provide for multiple phases. Phase 1 of the TEN development is expected to be a 17-well development project with first oil anticipated to occur in the second half of 2016. Phase 2 of the development is expected to be a seven-well project with drilling anticipated to commence approximately one year after first oil from Phase 1. Both phases will focus primarily on development of the Enyenra and Ntomme oil fields.

        Additionally, we look to partner with high quality, industry partners with world-class development capabilities early in our exploration projects. This strategy is designed to ensure that upon successful exploration and appraisal activities, the project can benefit from development and production operations expertise provided by these partners, as we have done with BP in Morocco and Chevron in Suriname and Mauritania.

  Identify, access and explore emerging regions and hydrocarbon plays

        Our management and exploration teams have demonstrated an ability to identify regions and hydrocarbon plays that yield multiple large commercial discoveries. We focus on frontier and emerging areas that have been underexplored yet offer attractive commercial terms as a result of first-mover advantage. We expect to continue to use our systematic and proven geologically-focused approach in frontier and emerging petroleum systems where geological data suggests hydrocarbon accumulations are likely to exist, but where commercial discoveries have yet to be made. We believe this approach reduces the exploratory risk in poorly understood, under-explored or otherwise overlooked hydrocarbon basins that offer significant oil potential.

        This was the case with respect to our Late Cretaceous core theme in West Africa, the niche in which we chose to initially focus. Many of our current licenses share similar geologic characteristics focused on untested structural-stratigraphic traps. In addition, our exploration portfolio includes sub-salt plays, which have been another recent successful play concept along the Atlantic Margin.

        This approach and focus, coupled with a first-mover advantage and our management and technical teams' discipline in execution, provide a competitive advantage in identifying and accessing new strategic growth opportunities. We expect to continue seeking new opportunities where oil has not been discovered or produced in meaningful quantities by leveraging the reputation and relationships of our experienced technical and management teams. This includes our existing areas of interest as well as selectively expanding our reach into other locations.

        Farm-in opportunities may offer a way to participate in new venture opportunities to undertake exploration in emerging basins, new plays and fairways to enhance and optimize our portfolio. Consistent with this strategy, we may also evaluate potential corporate and asset acquisition opportunities as a source of new ventures to support and expand our asset portfolio.

  Maintain Financial Discipline

        We strive to maintain a conservative financial profile and strong balance sheet with ample liquidity. Typically, we fund exploration activities from a combination of production cash flows or partner carries, and development activities from a combination of production cash flows and debt. As of December 31, 2014, we have approximately $1.9 billion of liquidity available to fund our opportunities. Additionally, we use derivative instruments to limit our exposure to fluctuations in oil prices and interest rates. We have an active commodity hedging program where we hedge a portion of our anticipated sales volumes on a two-to-three year rolling basis. As of December 31, 2014, we have hedged positions covering 10.2 million barrels of oil in 2015 and 2016, which provide partial downside protection should Dated Brent oil prices remain below our $85 to $94 floor prices. We also maintain insurance to partially protect against loss of production revenues from our Jubilee asset.

Kosmos Exploration Approach

        Kosmos' exploration philosophy is deeply rooted in a fundamental, geologically-based approach geared toward the identification of misunderstood, under-explored or overlooked petroleum systems. This process begins with detailed geologic studies that methodically assess a particular region's subsurface, with careful consideration given to those attributes that lead to working petroleum systems. The process includes basin modeling to predict oil charge and fluid migration, as well as stratigraphic and structural analysis to identify reservoir/seal pair development and trap definition. This analysis integrates data from previously drilled wells and available seismic data. Importantly, this approach also takes into account a detailed analysis of geologic timing to ensure that we have an appropriate understanding of whether the sequencing of geological events could support and preserve hydrocarbon accumulation. Once an area is high-graded based on this play/fairway analysis, geophysical analysis is conducted to identify prospective traps of interest.

        Alongside the subsurface analysis, Kosmos performs an analysis of country-specific risks to gain an understanding of the "above-ground" dynamics, which may influence a particular country's relative desirability from an overall oil and natural gas operating and risk-adjusted return perspective. This iterative process is employed in both areas that have existing oil and natural gas production, as well as those regions that have yet to achieve commercial hydrocarbon production.

        Once an area of interest has been identified, Kosmos targets licenses over the particular basin or fairway to achieve an early-mover or in many cases a first-mover advantage. In terms of license selection, Kosmos targets specific regions that have sufficient size to provide scale should the exploration concept prove successful. Kosmos also looks for long-term contract duration to enable the "right" exploration program to be executed, play type diversity to provide multiple exploration concept options, prospect dependency to enhance the chance of replicating success and sufficiently attractive fiscal terms to maximize the commercial viability of discovered hydrocarbons.

Operations by Geographic Area

        We currently have operations in Africa, Europe and South America. Currently, all revenues are generated from our operations offshore Ghana.

  Ghana

        The West Cape Three Points ("WCTP") Block and Deepwater Tano ("DT") Block are located within the Tano Basin, offshore Ghana. This basin contains a proven world-class petroleum system as evidenced by our discoveries.

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

        The primary reservoir types consist of well-imaged Turonian and Campanian aged submarine fans situated along the steeply dipping shelf margin and trapped in an up dip direction by thinning of the reservoir and/or faults. Many of our discoveries have similar trap geometries.

  Our Ghanaian Discoveries

        Information about our Ghanaian discoveries is summarized in the following table.

Discoveries	License	Kosmos Participating Interest	Operator	Stage	Type	Year or Expected Year of PoD Submission
Ghana
Jubilee Field Phase 1 and Phase 1A(1)	WCTP/DT(3)	24.1%(5)	Tullow	Production	Deepwater	2008/2011	(2)
Jubilee Field subsequent phases	WCTP/DT(3)	24.1%(5)	Tullow	Development	Deepwater	2015	(7)
TEN(1)	DT	17.0%(6)	Tullow	Development	Deepwater	2012	(8)
Mahogany	WCTP	30.9%(4)	Kosmos	Appraisal	Deepwater	2015	(7)
Teak	WCTP	30.9%(4)	Kosmos	Appraisal	Deepwater	2015	(7)
Akasa	WCTP	30.9%(4)	Kosmos	Appraisal	Deepwater	2015	(7)
Wawa	DT	18.0%(4)	Tullow	Appraisal	Deepwater	2016

(1)
For information concerning our estimated proved reserves as of December 31, 2014, see "—Our Reserves."

(2)
The Jubilee Phase 1 and Phase 1A PoDs were approved by Ghana's Ministry of Energy in 2009 and 2012, respectively. Oil production from the Jubilee Field offshore Ghana commenced in November 2010, and we received our first oil revenues in early 2011.

(3)
The Jubilee Field straddles the boundary between the WCTP petroleum contract and the DT petroleum contract offshore Ghana. Consistent with the Ghanaian Petroleum Law, the WCTP petroleum contract and DT petroleum contract and as required by Ghana's Ministry of Energy, in order to optimize resource recovery in this field, we entered into the Unitization and Unit Operating Agreement (the "UUOA") in July 2009 with Ghana National Petroleum Corporation ("GNPC") and the other block partners of each of these two blocks. The UUOA governs the interests in and development of the Jubilee Field and created the Jubilee Unit from portions of the WCTP petroleum contract and the DT petroleum contract areas.

(4)
GNPC has the option to acquire additional paying interests in a commercial discovery on the WCTP Block and the DT Block of 2.5% and 5.0%, respectively. These interest percentages do not give effect to the exercise of such options.

(5)
These interest percentages are subject to redetermination of the participating interests in the Jubilee Field pursuant to the terms of the UUOA. GNPC exercised its WCTP petroleum contract and DT petroleum contract options, with respect to the Jubilee Unit, to acquire an additional unitized paying interest of 3.6% in the Jubilee Field. The Jubilee Field interest percentages give effect to the exercise of such option. Our paying interest on development activities in the Jubilee Field is 26.9%.

(6)
In February 2013, GNPC exercised its DT petroleum contract option, with respect to TEN, to acquire an additional paying interest of 5.0%. The TEN interest percentage gives effect to the exercise of such option. Our paying interest on development activities in TEN is 19%.

(7)
The revised Jubilee Full Field Development Plan ("JFFDP") is expected to be submitted during 2015, although we can give no assurance that such approvals will be forthcoming or in a timely manner or at all. The JFFDP is expected to cover all future development activity of the Jubilee Field and the development of the Mahogany, Teak and Akasa discoveries, should such discoveries be declared commercial.

(8)
The TEN PoD was approved by the government of Ghana in 2013 and is expected to deliver first oil in the second half of 2016.

        The following is a brief discussion of our discoveries to date on our license areas offshore Ghana.

  Jubilee Discovery

        The Jubilee Field was discovered by Kosmos in 2007, with first oil in November 2010. Appraisal activities confirmed that the Jubilee discovery straddled the WCTP and DT blocks. Pursuant to the terms of the UUOA, the discovery area was unitized for purposes of joint development by the WCTP and DT Block partners. Our current unit interest is 24.1%.

        The Jubilee Field is a combination structural-stratigraphic trap with reservoir intervals consisting of a series of stacked Upper Cretaceous Turonian-aged, deepwater turbidite fan lobe and channel deposits.

        The Jubilee Field is located approximately 37 miles offshore Ghana in water depths of 3,250 to 5,800 feet, which led to the decision to implement an FPSO based development. The FPSO is designed to provide water and natural gas injection to support reservoir pressure, to process and store oil and to export gas through a pipeline to the mainland. The Jubilee Field is being developed in a phased approach. The Phase 1 development focused on partial development of certain reservoirs in the Jubilee Field. The Kosmos-led Integrated Project Team ("IPT") successfully executed the initial 17 well development plan, which included nine producing wells, six water injection wells and two natural gas injection wells producing through subsea infrastructure to the "Kwame Nkrumah" FPSO. This initial phase provided additional subsea infrastructure capacity for further production and injection wells to be drilled in future phases of development.

        The Phase 1A development provides further development to the currently producing Jubilee Field reservoirs. The Phase 1A development includes the drilling of eight additional wells consisting of five production wells and three water injection wells. Six wells (three producers and three water injection wells) are online, with production commencing in late 2012. Program execution is expected to be completed in 2015. Future phases include the further development of the three producing reservoirs and development of the two remaining reservoirs to maximize ultimate recovery and asset value.

        The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field to transport natural gas to the mainland for processing and sale. In November 2014, the transportation of gas produced from the Jubilee Field commenced through the gas pipeline to the onshore gas plant. However, the uptime of the facility during 2015 and in future periods is not known. In the absence of the continuous removal of large quantities of natural gas from the Jubilee Field it is anticipated that we will need to flare such natural gas. Currently, we have not been issued an amended permit from the Ghana Environmental Protection Agency ("Ghana EPA") to flare natural gas produced from the Jubilee Field in substantial quantities. If we are unable to resolve potential issues related to the continuous removal of associated natural gas in large quantities from the Jubilee Field, our oil production will be negatively impacted.

        In prior years, certain near wellbore productivity issues were identified, impacting several Phase 1 production wells. We have also experienced mechanical issues in the Jubilee Field, including failures of our water injection facilities on the FPSO and water and gas injection wells. This equipment downtime negatively impacted past oil production. The Jubilee Unit partners identified a means of successfully mitigating the near wellbore productivity issues with ongoing acid stimulation treatments and correcting the mechanical issues experienced in the Jubilee Field.

        Oil production from the Jubilee Field averaged approximately 102,000 barrels (gross) of oil per day during 2014. We submitted the JFFDP to Ghana's Minister of Energy in December 2012 and subsequently withdrew the application based on discussions with the government of Ghana. A revised JFFDP providing for full field development of the Greater Jubilee Field is expected to be submitted during 2015, although we can give no assurance that such approvals will be forthcoming in a timely manner or at all.

        We, as the Technical Operator of the Jubilee Field Phase 1 development, led the IPT, which consisted of geoscience, engineering, commercial, project services, and operations disciplines from within the Jubilee Unit partnership. We evaluated the resource base and developed an optimized reservoir depletion plan. This plan included the design and placement of wells and the selection of topside and subsea facilities. Our responsibilities also extended to project management of the design and implementation of the complete field development system. Our responsibility as Technical Operator of the Jubilee Field Phase 1 development was completed upon commissioning of the gas compression and injection systems and project administrative close out. The Unit Operator assumed responsibility for the day-to-day operations and maintenance of the FPSO as well as overseeing and optimizing the reservoir management plan based on field performance, including any well workover activity or additional in-fill drilling and subsequent phases.

  DT Block Discoveries

        The Tweneboa, Enyenra and Ntomme fields are located in the western and central portions of the DT Block, approximately 30 miles offshore Ghana in water depths of ranging from 3,300 to 5,700 feet. In November 2012, we submitted a declaration of commerciality and PoD over the TEN discoveries. In May 2013, the government of Ghana approved the TEN PoD. The discoveries are being jointly developed with shared infrastructure and a single FPSO.

        The TEN fields consist of multiple stratigraphic traps with reservoir intervals consisting of a series of stacked Upper Cretaceous Turonian-aged, deepwater fan lobes and channel deposits. Fluid samples recovered from the fields indicate an oil gravity of approximately 31-35 degrees API and a natural gas condensate gravity of between 41 and 48 degrees API.

        The TEN project is being developed in a phased manner. The plan of development for TEN was designed to include an expandable subsea system that would provide for multiple phases. Phase 1 of the TEN development includes the drilling and completion of up to 17 wells with seven additional development wells expected to be drilled during Phase 2, with half of the wells designated as production wells and the remainder as water or gas injection wells to maximize recovery. Phase 2 drilling is anticipated to commence approximately one year after first oil from Phase 1. Both phases will focus primarily on the Enyenra and Ntomme oil fields.

        The TEN development is expected to deliver first oil in the second half of 2016 and is expected to increase towards the FPSO capacity of 80,000 barrels (gross) per day as the phased development progresses. Future development of gas resources at the TEN development is anticipated following the commencement of oil startup.

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

  WCTP Block Discoveries

        Mahogany is located within the WCTP Block, southeast of the Jubilee Field. The field is approximately 37 miles offshore Ghana in water depths of approximately 4,100 to 5,900 feet. We believe the field is a combination stratigraphic-structural trap with reservoir intervals contained in a series of stacked Upper Cretaceous Turonian-aged, deepwater fan lobe and channel deposits. The Mahogany-3, Mahogany-4, Mahogany-5 and Mahogany Deep-2 wells have intersected multiple oil bearing reservoirs in a Turonian turbidite sequence. Fluid samples recovered from the wells indicate an oil gravity of between 31 and 37 degrees API.

        The Teak discovery is located in the western portion of the WCTP Block, northeast of the Jubilee Field. The field is approximately 31 miles offshore Ghana in water depths of approximately 650 to 3,600 feet. We believe the field is a structural-stratigraphic trap with an element of four-way closure. The Teak-1, Teak-2 and Teak-3 wells have intersected multiple oil and natural gas condensate bearing reservoirs in Campanian and Turonian zones. Fluid samples recovered from the wells indicate an oil gravity of between 32 and 39 degrees API and natural gas condensate gravity of between 40 and 45 degrees API. The Teak-4A appraisal well, completed in May 2012, encountered non-commercial reservoirs and accordingly was plugged and abandoned.

        The Akasa discovery is located in the western portion of the WCTP Block approximately 31 miles offshore Ghana in water depths of approximately 3,200 to 5,050 feet. The discovery is southeast of the Jubilee Field. We believe the target reservoirs are channels and lobes that are stratigraphically trapped. The Akasa-1 well intersected oil bearing reservoirs in the Turonian zones. Fluid samples recovered from the well indicate an oil gravity of 38 degrees API. The Akasa-2A appraisal well was drilled in May 2012.

        Following additional evaluation, a decision regarding the commerciality of our WCTP Block discoveries will be made by the WCTP Block partners. Should a discovery be declared commercial, we anticipate that it would be included in the JFFDP, which is expected to be submitted to the Ghanaian Ministry of Energy during 2015, although we can give no assurance that such approvals will be forthcoming in a timely manner or at all. We expect that any future development of the WCTP Block discoveries would be a subsea tie-back through the Jubilee FPSO.

  License Areas

	Operator (Participating Interest)	Partners (Participating Interest)
Ireland
FEL 1/13	Kosmos (75%)	Antrim (25%)
FEL 2/13	Kosmos (85%)	Europa (15%)
FEL 3/13	Kosmos (85%)	Europa (15%)
Mauritania(1)
Block C8	Kosmos (90%)	SMHPM (10%)
Block C12	Kosmos (90%)	SMHPM (10%)
Block C13	Kosmos (90%)	SMHPM (10%)
Morocco (including Western Sahara)
Cap Boujdour	Kosmos (55%)	Cairn (20%), ONHYM (25%)
Essaouira	Kosmos (30%)	BP (45%), ONHYM (25%)
Foum Assaka	Kosmos (29.9%)	BP (26.3%), ONHYM (25.0%), Pathfinder (9.4%), SK Innovation Co., Ltd (9.4%)
Tarhazoute	Kosmos (30%)	BP (45%), ONHYM (25%)
Senegal
Cayar Offshore Profound	Kosmos (60%)	Petrosen (10%), Timis (30%)
Saint Louis Offshore Profound	Kosmos (60%)	Petrosen (10%), Timis (30%)
Suriname
Block 42	Kosmos (50%)	Chevron (50%)
Block 45	Kosmos (50%)	Chevron (50%)

(1)
In February 2015, we entered into a farm-out agreement with an affiliate of Chevron covering our three license areas in Mauritania. The participating interest shown does not reflect the farm-out, as the agreement was not closed as of December 31, 2014. Once the farm-out agreement becomes effective, Kosmos, Chevron and SMHPM's participating interest in Block C8, Block C12 and Block C13 will be 60%, 30% and 10%, respectively.

        In August 2014, we entered into a farm-in agreement with Repsol Exploración, S.A. ("Repsol"), to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks offshore Portugal. Certain governmental approvals and processes are still required to be completed before this acquisition is effective. After completing the acquisition, our participating interest in the blocks will be 31%. Repsol, Petróleos de Portugal—Petrogal, S.A. ("Galp") and Partex (Iberia) S.A. ("Partex") participating interest in the blocks will be 34%, 30% and 5%, respectively. Repsol will remain the operator.

  Ireland

        We are the operator for Frontier Exploration Licenses ("FEL") 1-13, 2-13 and 3-13, which are located in the Porcupine Basin Offshore Ireland. We have identified the Porcupine Basin as an underexplored basin that has the potential for large hydrocarbon accumulations.

        The Porcupine Basin is a Jurassic aged rift basin located on the eastern Atlantic margin offshore Southwest Ireland. Previous exploration was focused on Jurassic and Tertiary aged sandstones located in the shallow water portions of the basin. These wells encountered Jurassic, Cretaceous and Tertiary reservoirs, Jurassic source rocks and oil and gas; however, no commercial developments have taken place in the basin. We have identified a number of Cretaceous age stratigraphic traps on 3D seismic data which have play potential similar to the features identified in our Atlantic Margin acreage.

        We completed acquisition of a 3D seismic survey measuring approximately 5,000 square kilometers over these blocks and in the surrounding area in October 2013. The processing of this seismic data was completed in late 2014.

        We have identified numerous prospects in our blocks and in 2015 we will continue to refine and assess the prospectivity of these license areas.

  Mauritania

        We are operator of three Offshore Blocks, C8, C12 and C13, which are located on the western margin of the Mauritania Salt Basin. Our blocks are adjacent to a proven petroleum system, with our primary targets being Cretaceous sediments in structural and stratigraphic traps. We believe that the Triassic salt basin formed at the onset of rifting and contains Jurassic, Cretaceous and Tertiary passive margin sequences of limestones, sandstone and shales. Interpretation of available geologic and geophysical data has identified possible Cretaceous basin floor channels and fans in possible trapping geometries outboard of the Salt Basin. Cretaceous source rocks penetrated by wells and typed to oils in the Mauritania Salt Basin are believed to be the same age as those which charge other oil and gas fields in the Late Cretaceous of West Africa.

        A number of exploration wells have been drilled in the basin in shallow to moderate water depths and have resulted in oil and gas discoveries in both Tertiary and Cretaceous aged features. One of these, the Chinguetti Field is currently producing.

        Our acreage is located outboard of the producing area and range in water depth from 1,500 to 3,000 meters. These blocks cover an aggregate area of approximately 6.6 million acres. The blocks lie beyond the edge of the salt province on the basin floor where potentially reservoir bearing Mid to Late-Cretaceous aged sediments have been identified on vintage 2D seismic data.

        In May 2013, we completed a 2D seismic data acquisition program on approximately 6,000 line-kilometers, covering Blocks C8, C12 and C13. In November 2013, we completed a 3D seismic program of approximately 10,300 square kilometers over portions of Blocks C8 and C12. Processing of this seismic data was completed in 2014.

        This seismic data has helped identify numerous prospects in our blocks and we continue to interpret the data to assess the full prospectivity on our license areas in Mauritania. In November 2014, we drilled the top-hole section of the Tortue-1 exploration well in Block C8. We expect to complete the exploration well and have results during the first half of 2015.

  Morocco (including Western Sahara)

        Our petroleum contracts in Morocco include the Cap Boujdour Offshore block, which is within the Aaiun Basin, and the Essaouira Offshore block, the Foum Assaka Offshore block and the Tarhazoute Offshore block, which are within the Agadir Basin. We are the operator of these petroleum contracts.

  Aaiun Basin

        The Cap Boujdour Offshore block is located within the Aaiun Basin, along the Atlantic passive margin and covers a high-graded area within the original Boujdour Offshore block which expired in February 2011. Detailed seismic sequence analysis suggests the possible existence of stacked deepwater turbidite systems throughout the region. The scale of the license area has allowed us to identify distinct exploration fairways in this block, which provide substantial exploration opportunities. The main play elements of the prospectivity within the Cap Boujdour Offshore block consist of a Late Jurassic source rock, charging Early to Mid-Cretaceous deepwater sandstones trapped in a number of different structural trends. In the inboard area a number of three-way fault closures are present which contain Early to Mid-Cretaceous sandstone sequences some of which have been penetrated in wells on the continental shelf. Outboard of these fault trap trends, large four-way closure and combination structural stratigraphic traps are present in discrete northeast to southwest trending structurally defined fairways.

        During 2014, we conducted a new 3D seismic survey of approximately 5,100 kilometers over the Cap Boujdour Offshore block. The processing of this seismic data is expected to be completed in 2015.

        The CB-1 exploration well on the Cap Boujdour Offshore block was spud in December 2014 to test the Al Khayr prospect (formerly named Gargaa). We expect well results during the first quarter of 2015.

  Agadir Basin

        The Foum Assaka Offshore, Essaouira Offshore and Tarhazoute Offshore blocks are located in the Agadir Basin. A working petroleum system has been established in the onshore area of the Agadir Basin based on onshore and shallow offshore wells. Existing well data and geological and geochemical studies have demonstrated the presence of Cretaceous source rocks in the acreage. Onshore production suggests that possible Jurassic source rocks are also present in the offshore Agadir Basin. The offshore Agadir Basin sediments are interpreted to comprise thick sequences of Lower to Upper Cretaceous age formations consisting of deep water channels and lobes. The interpreted prospects' trapping styles are varied and include pre-salt ponded slope fans, salt domes, salt-cored anticlines and sub-salt structures.

        We completed interpretation of approximately 7,800 square kilometers of new and reprocessed 3D seismic data in our Foum Assaka Offshore and Essaouira Offshore blocks. During 2014, we conducted a 3D seismic data acquisition program of approximately 4,300 square kilometers over the Tarhazoute Offshore and Essaouira Offshore blocks. The processing of this seismic data is expected to be completed in 2015.

        During 2014, we drilled the FA-1 exploration well in the Foum Assaka Offshore block. The FA-1 encountered oil and gas shows while drilling and in sidewall cores suggesting the presence of a working petroleum system; however, it failed to encounter commercial reservoirs and was plugged and abandoned.

        We are currently assessing prospectivity on our Agadir basin blocks offshore Morocco and plan to continue processing and interpreting seismic information to assess the prospectivity of these license areas.

  Portugal

        In August 2014, we entered into a farm-in agreement to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks offshore Portugal. Certain governmental approvals and processes are still required to be completed before this acquisition is effective.

        Offshore Atlantic Portugal has been identified as an attractive Central Atlantic margin area with Jurassic source rocks and Lower Cretaceous reservoirs in combination traps. This overlooked and underexplored area has a number of wells showing good evidence for working charge from oil shows and drill stem tests in Late Jurassic and Early Cretaceous sandstones and limestones.

  Senegal

        We are the operator for petroleum contracts covering the Cayar Offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal. The Cayar Offshore Profond and Saint Louis Offshore

Profond petroleum contracts are in the Senegal River Mid-Cretaceous deep water system with multiple Lower Cretaceous source rocks, Albo-Cenomanian reservoir sands and are located south of the Mauritania Salt Basin, which has a working petroleum system. We completed a 3D seismic survey of approximately 7,000 square kilometers over the Cayar Offshore Profond and Saint Louis Offshore Profond blocks in January 2015.

        We have identified several prospects from existing 2D seismic data. As we continue to process and interpret data from the 3D seismic survey, we will continue to assess the prospectivity on the blocks.

  Suriname

        We are the operator for petroleum contracts covering Block 42 and Block 45 offshore Suriname, which are located within the Guyana-Suriname Basin, along the Atlantic transform margin of northern South America. The basin resulted from rock deformation caused by tensional forces associated with the opening of the Atlantic Ocean, as South America separated from Africa in the Mid-Cretaceous period. This basin has experienced the same geologic forces which occurred along the transform margin of Africa. Therefore, we believe the basin's petroleum system to be analogous to petroleum systems seen in West Africa. A petroleum system in Suriname has been proven by the presence of onshore producing fields.

        We believe the play types offshore Suriname are relatively similar to those offshore West Africa and may contain subtle stratigraphic traps similar to those discovered offshore Ghana in the Jubilee Field. Target reservoirs are Upper and Middle Cretaceous age basin floor fans and mid-slope channel sands which may have good lateral continuity. The Tambaredjo and Calcutta Fields onshore Suriname demonstrate that a working petroleum system exists in the area. Geological and geochemical studies suggest the hydrocarbons in these fields were generated in source rocks located in the offshore basin. The source rocks are believed to be similar in age to those which charged some of the fields offshore West Africa. Suriname lies on the Atlantic transform margin of South America located between Guyana and French Guyana. The deep water basin is subdivided by the Demerara High, a platform area which separates the Suriname deep water basin from the French Guyana Basin where the Zaedyus oil discovery was made in Late Cretaceous sandstones in a stratigraphic trap. Block 42 and Block 45 are in the deep water area west of the Demerara Platform in the center of a thick Cretaceous and Tertiary succession associated with the post rift subsidence of the Atlantic continental margin.

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

        During 2012, we completed a 3D seismic data acquisition program which covered approximately 3,900 square kilometers over portions of Block 42 and Block 45 offshore Suriname. In August 2013, we completed a 2D seismic program of approximately 1,400 line kilometers over a portion of Block 42, outside of the existing 3D seismic survey. The processing of the seismic data was completed during 2014.

        We have compiled an initial inventory of prospects on the license areas in Suriname and will continue to refine and assess the prospectivity of these areas during 2015.

Our Reserves

        The following table sets forth summary information about our estimated proved reserves as of December 31, 2014. See "Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)" for additional information.

        All of our estimated proved reserves as of December 31, 2014 were associated with our Jubilee Field and the TEN development in Ghana. Our estimated proved reserves as of December 31, 2013 and 2012 were associated with our Jubilee Field in Ghana.

Summary of Oil and Gas Reserves

	2014 Net Proved Reserves(1)			2013 Net Proved Reserves(1)			2012 Net Proved Reserves(1)
	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed	43	9	45	36	10	38	32	9	33
Proved undeveloped(3)	30	6	31	9	1	9	10	1	10

Total	73	14	75	45	11	47	42	9	43

(1)
Our reserves associated with the Jubilee Field are based on the 54.4%/45.6% redetermination split, between the WCTP Block and DT Block. Totals within the table may not add due to rounding.

(2)
These reserves represent only the quantities of fuel gas required to operate the Jubilee and TEN FPSOs during normal field operations. No natural gas volumes, outside of the fuel gas reported, have been classified as reserves. If and when a subsequent gas sales agreement is executed for Jubilee, a portion of the remaining gas may be recognized as reserves. If and when a gas sales agreement and the related infrastructure is in place for the TEN development, a portion of the remaining gas may be recognized as reserves.

(3)
All of our proved undeveloped reserves are expected to be developed within five years or less from their initial disclosure. As of December 31, 2014, we recognized 27 MMBls of proved undeveloped reserves related to the TEN development, which is expected to begin first oil production in the second half of 2016.

        Changes for the year ended December 31, 2014, include an increase of 27 MMBbl of net proved reserves related to the initial recognition of reserves associated with the TEN development. Jubilee net proved oil reserves increased 11 MMBbl as a result of field performance and in-fill drilling results, which was partially offset by 8.5 MMBbl of net Jubilee production during 2014. During the year ended December 31, 2014, we incurred $82.8 million of capital expenditures related to the Jubilee Field Phase 1A development, which resulted in the conversion of approximately 6 MMBbl of net proved undeveloped reserves at December 31, 2013 to proved developed reserves as of December 31, 2014. This conversion of proved undeveloped reserves to proved developed reserves was due to the drilling of the remaining Jubilee Field Phase 1A development wells.

        Changes for the year ended December 31, 2013, include an increase of 11 MMBbl of proved reserves as a result of drilling and reservoir performance, which is partially offset by 8 MMBbl of net production during 2013. During 2013, approximately 1 MMBbl of proved undeveloped reserves at December 31, 2012 were converted to proved developed reserves as of December 31, 2013. During the year ended December 31, 2013, we incurred $116.6 million of capital expenditures related to the Jubilee Field Phase 1A development.

        Changes for the year ended December 31, 2012, include a reclassification of 15 MMBbl of proved undeveloped reserves to proved developed reserves related to the successful remediation efforts in treating the near wellbore productivity issues on certain of the producing wells in the Jubilee Field and continued field development. These successful remediation efforts reduced the number of future drilling locations for the Jubilee Field (which included drilling locations related to our proved undeveloped reserves) and, as a result, approximately 5 MMBbl of proved undeveloped reserves from December 31, 2011 converted to proved developed reserves as of December 31, 2012. Additional changes include a decrease of 14 Bcf in proved gas reserves due to a decrease in our estimate of fuel gas utilized for operating the FPSO. As a result of the progress on the Phase 1A development, approximately 10 MMBbl of proved undeveloped reserves from December 31, 2011 were converted to proved developed reserves as of December 31, 2012. During the year ended December 31, 2012, we incurred $163.7 million of capital expenditures related to Phase 1A.

        The following table sets forth the estimated future net revenues, excluding derivatives contracts, from net proved reserves and the expected benchmark prices used in projecting net revenues at December 31, 2014. All estimated future net revenues are attributable to projected production from the Jubilee Field and the TEN development in Ghana. If we are unable to continuously remove associated natural gas in large quantities from the Jubilee Field, and the potential production restraints caused thereby, then the Jubilee Field's future net revenues discussed herein will be adversely affected.

Projected Net Revenues
(in millions except $/Bbl)
Future net revenues	$3,352

Present value of future net revenues:
PV-10(1)	$2,383
Future income tax expense (levied at a corporate parent and intermediate subsidiary level)	—
Discount of future income tax expense (levied at a corporate parent and intermediate subsidiary level) at 10% per annum	—

Standardized Measure(2)	$2,383

Benchmark and differential oil price($/Bbl)(3)	$101.55

(1)
PV-10 represents the present value of estimated future revenues to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, royalties, additional oil entitlements and future tax expense levied at an asset level (in our case, future Ghanaian tax expense levied under the WCTP and DT petroleum contracts), using prices based on an average of the first-day-of-the-months throughout 2014 and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect the timing of future cash flows. PV-10 is a non-GAAP financial measure and often differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of future income tax expense related to proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level on future net revenues. However, it does include the effects of future tax expense levied at an asset level (in our case, it does include the effects of future Ghanaian tax expense levied under the WCTP and DT petroleum contracts). Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas assets. PV-10 should not be considered as an alternative to the Standardized Measure as computed under GAAP; however, we and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific corporate tax characteristics of such entities.

(2)
Standardized Measure represents the present value of estimated future cash inflows to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, future income tax expense related to our proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level, royalties, additional oil entitlements and future tax expense levied at an asset level (in our case, future Ghanaian tax expense levied under the WCTP and DT petroleum contracts), without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure often differs from PV-10 because Standardized Measure includes the effects of future income tax expense related to our proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level on future net revenues. However, as we are a tax exempted company incorporated pursuant to the laws of Bermuda and as the Company's intermediate subsidiaries positioned between it and the subsidiary that is a signatory to the WCTP and DT petroleum contracts continue to be tax exempted companies, we do not expect to be subject to future income tax expense related to our proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level on future net revenues. Therefore, the year-end 2014 estimate of PV-10 is equivalent to the Standardized Measure.

(3)
The unweighted arithmetic average first-day-of-the- month prices for the prior 12 months was $101.30/Bbl for Dated Brent at December 31, 2014. The price was adjusted for crude handling, transportation fees, quality, and a regional price differential. These adjustments are estimated to add a $0.25/Bbl premium relative to Dated Brent for the Jubilee Field. The adjusted price utilized to derive the Jubilee Field PV-10 is $101.55/Bbl. It was determined that no differential should be applied for the TEN development since oil production has not yet begun for those fields, hence the price utilized to derive the TEN PV-10 is $101.30/Bbl.

  Estimated proved reserves

        Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the year ended December 31, 2014 presented above has been prepared by Ryder Scott Company, L.P. ("RSC"), our independent reserve engineering firm, and for the years ended December 31, 2013 and 2012 presented above was prepared by Netherland, Sewell & Associates, Inc. ("NSAI"), our independent reserve engineering firm for such years, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12-month historical unweighted first-day-of-the-month average prices, rather than year-end prices. For a definition of proved reserves under the SEC rules, see the "Glossary and Selected Abbreviations." For more information regarding our independent reserve engineers, please see "—Independent petroleum engineers" below.

        Our estimated proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil, without giving effect to derivative transactions, and were held constant throughout the life of the assets.

        Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2014 are based on costs in effect at December 31, 2014 and the 12-month unweighted arithmetic average of the first-day-of-the-month price for the fiscal year ended December 31, 2014, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.

  Independent petroleum engineers

  Ryder Scott Company, L.P.

        RSC, our independent reserve engineers for the year ended December 31, 2014, was established in 1937. Over the past 75 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.

        For the year ended December 31, 2014, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV-10 for the periods indicated therein. Our estimated reserves at December 31, 2014 and related future net revenues and PV-10 at December 31, 2014 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2014 reserve report was completed on January 21, 2015, and a copy is included as an exhibit to this report.

        In connection with the preparation of the December 31, 2014 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(2) of Regulation S-X. RSC issued a report on our proved reserves at December 31, 2014, based upon its evaluation. RSC's primary economic assumptions in estimates included an ability to sell Jubilee Field oil and TEN project oil at a price of $101.55/Bbl and $101.30/Bbl, respectively, and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.

        Netherland, Sewell & Associates, Inc.    NSAI was established in 1961. Over the past 50 years, NSAI has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, acquisition and divestiture evaluations, simulation studies, exploration resources assessments, equity determinations, and management and advisory services. NSAI professionals subscribe to a code of professional conduct and NSAI is a Registered Engineering Firm in the State of Texas.

        For the years ended December 31, 2013 and 2012, we engaged NSAI to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV-10 for the periods indicated therein. Our estimated reserves at December 31, 2013 and related future net revenues and PV-10 at December 31, 2012 are taken from reports prepared by NSAI, in accordance with petroleum engineering and evaluation principles which NSAI believes are commonly used in the industry and definitions and current regulations established by the SEC.

        In connection with the preparation of the December 31, 2013 and 2012 reserves reports, NSAI prepared its own estimates of our proved reserves. In the process of the reserves evaluation, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of NSAI which brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. NSAI independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(2) of Regulation S-X. NSAI issued a report on our proved reserves at December 31, 2013 and 2012, based upon its evaluation.

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

        In order to establish reasonable certainty with respect to our estimated proved reserves, RSC and NSAI employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, production and injection data, electrical logs, radioactivity logs, acoustic logs, whole core analysis, sidewall core analysis, downhole pressure and temperature measurements, reservoir fluid samples, geochemical information, geologic maps, seismic data, well test and interference pressure and rate data. Reserves attributable to undeveloped locations were estimated using performance from analogous wells with similar geologic depositional environments, rock quality, appraisal plans and development plans to assess the estimated ultimate recoverable reserves as a function of the original oil in place. These qualitative measures are benchmarked and validated against sound petroleum reservoir engineering principles and equations to estimate the ultimate recoverable reserves volume. These techniques include, but are not limited to, nodal analysis, material balance, and numerical flow simulation.

  Internal controls over reserves estimation process

        In our technical services team, we currently maintain an internal staff of ten petroleum engineering and geoscience professionals with significant international experience that contribute to our internal reserve and resource estimates. This team works closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished in their reserve and resource estimation process. Our technical services team is responsible for overseeing the preparation of our reserves estimates and has over 100 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a minimum of Bachelor of Science degree in petroleum engineering or geology.

        The RSC technical person primarily responsible for preparing the estimates set forth in the RSC reserves report incorporated herein is Mr. Guadalupe Ramirez. Mr. Ramirez has been practicing consulting petroleum engineering at RSC since 1981. Mr. Ramirez is a Licensed Professional Engineer in the State of Texas (No. 48318) and has over 35 years of practical experience in petroleum engineering. He graduated from Texas A&M University in 1976 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Ramirez meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        The Audit Committee provides oversight on the processes utilized in the development of our internal reserve and resource estimates on an annual basis. In addition, our technical services team meets with representatives of our independent reserve engineers to review our assets and discuss methods and assumptions used in preparation of the reserve and resource estimates. Finally, our senior management review reserve and resource estimates on an annual basis.

  Gross and Net Undeveloped and Developed Acreage

        The following table sets forth certain information regarding the developed and undeveloped portions of our license areas as of December 31, 2014 for the countries in which we currently operate.

	Developed Area (Acres)		Undeveloped Area (Acres)		Total Area (Acres)
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
	(In thousands)
Ghana
Jubilee Unit	27.1	6.5	—	—	27.1	6.5
West Cape Three Points(2)	—	—	101.4	31.3	101.4	31.3
Deepwater Tano(2)	—	—	137.8	23.4	137.8	23.4
Ireland
FEL 1/13	—	—	259.9	194.9	259.9	194.9
FEL 2/13	—	—	189.8	161.3	189.8	161.3
FEL 3/13	—	—	193.2	164.2	193.2	164.2
Mauritania(3)
Block C8	—	—	2,940.6	2,646.5	2,940.6	2,646.5
Block C12	—	—	1,748.3	1,573.4	1,748.3	1,573.4
Block C13	—	—	1,927.4	1,734.7	1,927.4	1,734.7
Morocco (including Western Sahara)
Cap Boujdour	—	—	5,502.5	3,026.4	5,502.5	3,026.4
Essaouira	—	—	2,171.2	651.4	2,171.2	651.4
Foum Assaka	—	—	1,199.6	359.0	1,199.6	359.0
Tarhazoute	—	—	1,915.9	574.8	1,915.9	574.8
Senegal
Cayar Offshore Profound	—	—	1,950.9	1,170.5	1,950.9	1,170.5
Saint Louis Offshore Profound	—	—	2,338.4	1,403.0	2,338.4	1,403.0
Suriname
Block 42	—	—	1,526.1	763.1	1,526.1	763.1
Block 45	—	—	1,266.7	633.3	1,266.7	633.3

Total	27.1	6.5	25,369.7	15,111.2	25,396.8	15,117.7

(1)
Net acreage based on Kosmos' participating interest, before the exercise of any options or back-in rights, except for our net acreage associated with the Jubilee Field and the TEN project, which are after the exercise of options or back-in rights. Our net acreage in Ghana may be affected by any redetermination of interests in the Jubilee Unit.

(2)
The exploration phase of the WCTP petroleum contract and DT petroleum contract has expired. The undeveloped area reflected in the table above represents acreage within our discovery areas that were not subject to relinquishment on the expiry of the exploration phase.

(3)
In February 2015, we entered into a farm-out agreement covering our three license areas in Mauritania. The net acres shown do not reflect the farm-out, as the agreement was not closed as of December 31, 2014. Once the farm-out agreement becomes effective, our estimated net acres in the Block C8, Block C12 and Block C13 are 1,764.3 thousand acres, 1,049.0 thousand acres and 1,156.5 thousand acres, respectively.

        In August 2014, we entered into a farm-in agreement with Repsol, to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks offshore Portugal. Certain governmental approvals and processes are still required to be completed before this acquisition is effective. After completing the acquisition, our participating interest in the blocks will be 31%. The gross and net undeveloped area will be 3,004.8 thousand acres and 931.5 thousand acres, respectively.

  Productive Wells

        Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2014:

	Productive Oil Wells		Productive Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana—Jubilee Unit	23	5.52	—	—	23	5.52

  Drilling activity

        The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total
													Total Gross	Total Net
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2014
Ghana
Jubilee Unit	—	—	—	—	—	—	—	—	—	—	—	—	—	—
TEN	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Morocco (including Western Sahara)
Foum Assaka	—	—	1	0.30	1	0.30	—	—	—	—	—	—	1	0.30

Total	—	—	1	0.30	1	0.30	—	—	—	—	—	—	1	0.30

Year Ended December 31, 2013
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48	—	—	2	0.48	2	0.48
Deepwater Tano	—	—	1	0.18	1	0.18	—	—	—	—	—	—	1	0.18
Cameroon
N'dian River	—	—	1	1.00	1	1.00	—	—	—	—	—	—	1	1.00

Total	—	—	2	1.18	2	1.18	2	0.48	—	—	2	0.48	4	1.66

Year Ended December 31, 2012
Ghana
Jubilee Unit	—	—	—	—	—	—	5	1.20	—	—	5	1.20	5	1.20
West Cape Three Points	—	—	1	0.31	1	0.31	—	—	—	—	—	—	1	0.31
Deepwater Tano	—	—	1	0.18	1	0.18	—	—	—	—	—	—	1	0.18

Total	—	—	2	0.49	2	0.49	5	1.20	—	—	5	1.20	7	1.69

(1)
As of December 31, 2014, 10 exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 17 development wells awaiting completion. These wells are shown as "Wells Suspended or Waiting on Completion" in the table below.

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

        The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2014.

	Actively Drilling or Completing				Wells Suspended or Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	1	0.17	—	—	15	2.55
Deepwater Tano	—	—	—	—	1	0.18	—	—
Morocco (including Western Sahara)
Cap Boujdour	1	0.55	—	—	—	—	—	—
Mauritania
Block C8(1)	1	0.90	—	—	—	—	—	—

Total	2	1.45	2	0.41	10	2.96	17	3.03

(1)
In February 2015, we entered into a farm-out agreement covering our three license areas in Mauritania with Chevron. Once the agreement becomes effective and if Chevron exercises their option to participate in the Tortue-1 exploration well, our net interest in the well will be 60%.

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

Significant License Agreements

        Below is a discussion concerning the petroleum contracts governing our current drilling and production operations.

  West Cape Three Points Block

        Effective July 22, 2004, Kosmos, the EO Group and GNPC entered into the WCTP petroleum contract covering the WCTP Block offshore Ghana in the Tano Basin. As a result of farm-out agreements and other sales of partners' interests for the WCTP Block, Kosmos, Anadarko WCTP Company ("Anadarko"), Tullow Ghana Limited, a subsidiary of Tullow Oil plc ("Tullow") and PetroSA Ghana Limited ("PetroSA"), a wholly owned subsidiary of Petro S.A., participating interests are 30.9%, 30.9%, 26.4% and 1.8%, respectively. Kosmos is the operator. GNPC has a 10% participating interest and will be carried through the exploration and development phases. GNPC has the option to acquire additional paying interests in a commercial discovery on the WCTP Block of 2.5%. Under the WCTP petroleum contract, GNPC exercised its option in December 2008 to acquire an additional paying interest of 2.5% in the Jubilee Field development (see "—Jubilee Field Unitization"). GNPC is obligated to pay its 2.5% share of all future petroleum costs as well as certain historical development and production costs attributable to its 2.5% additional paying interests in the Jubilee Unit. Furthermore, it is obligated to pay 10% of the production costs of the Jubilee Field development, as allocated to the WCTP Block. In August 2009, GNPC notified us and our unit partners it would exercise its right for the contractor group to pay its 2.5% WCTP Block share of the Jubilee Field development costs and be reimbursed for such costs plus interest out of GNPC's production revenues under the terms of the WCTP petroleum contract. Kosmos is required to pay a fixed royalty of 5% and a sliding-scale royalty ("additional oil entitlement") which escalates as the nominal project rate of return increases. These royalties are to be paid in-kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.

        The WCTP petroleum contract has a duration of 30 years from its effective date (July 2004); however, in July 2011, at the end of the seven-year exploration phase, parts of the WCTP Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished ("WCTP Relinquishment Area"). We maintain rights to our three existing discoveries within the WCTP Block (Akasa, Mahogany and Teak) as the WCTP petroleum contract remains in effect after the end of the exploration phase. Effective January 14, 2014, the Ministry of Energy and GNPC entered into a Memorandum of Understanding with Kosmos Energy, on behalf of the the WCTP petroleum contract Block partners, wherein all parties have settled all matters pertaining to the Notices of Dispute for the Mahogany East PoD and the Cedrela Notice of Force Majeure, and the Ministry of Energy has approved the Appraisal Programs for the Mahogany, Teak, and Akasa discoveries. As a result of the settlement, a portion of the WCTP petroleum contract area which contained the Cedrela prospect has been relinquished. We and our WCTP Block partners have certain rights to negotiate a new petroleum contract with respect to the WCTP Relinquishment Area. We and our WCTP Block partners, the Ghana Ministry of Energy and GNPC have agreed such WCTP petroleum contract rights to negotiate extend from July 21, 2011 until such time as either a new petroleum agreement is negotiated and entered into with us or we decline to match a bona fide third party offer GNPC may receive for the WCTP Relinquishment Area.

  Deepwater Tano Block

        Effective July 2006, Kosmos, Tullow and PetroSA entered into the DT petroleum contract with GNPC covering the DT Block offshore Ghana in the Tano Basin. The DT petroleum contract has a duration of 30 years from its effective date of July 19, 2006. As a result of farm-out agreements and other sales of partners interests for the DT Block, Kosmos, Anadarko, Tullow and PetroSA's participating interests are 18%, 18%, 50.0% and 4.0%, respectively. Tullow is the operator. GNPC has a 10% participating interest and will be carried through the exploration and development phases. GNPC has the option to acquire additional paying interests in a commercial discovery on the DT Block of 5%. Under the DT petroleum contract, GNPC exercised its option to acquire an additional paying interest of 5% in the commercial discovery with respect to the Jubilee Field development and TEN development. GNPC is obligated to pay its 5% of all future petroleum costs, including development and production costs attributable to its 5% additional paying interest. Furthermore, it is obligated to pay 10% of the production costs of the Jubilee Field development, as allocated to the DT Block. In August 2009, GNPC notified us and our unit partners that it would exercise its right for the contractor group to pay its 5% DT Block share of the Jubilee Field development costs and be reimbursed for such costs plus interest out of a portion of GNPC's production revenues under the terms of the DT petroleum contract. Kosmos is required to pay a fixed royalty of 5% and an additional oil entitlement which escalates as the nominal project rate of return increases. These royalties are to be paid in-kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.

        In January 2013, at the end of the seven-year exploration phase, parts of the DT Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished. Our existing Wawa discovery within the DT Block was not subject to relinquishment upon expiration of the exploration phase of the DT petroleum contract, as the DT petroleum contract remains in effect after the end of the exploration phase while commerciality is being determined. Additionally, the TEN development project was not subject to relinquishment. The Ghanaian Petroleum Law and the WCTP and DT petroleum contracts form the basis of our exploration, development and production operations on these blocks. Pursuant to these petroleum contracts, most significant decisions, including PoDs and annual work programs, for operations other than exploration and appraisal, must be approved by a joint management committee, consisting of representatives of certain block partners and GNPC. Certain decisions require unanimity.

  Jubilee Field Unitization

        The Jubilee Field, discovered by the Mahogany-1 well in June 2007, covers an area within both the WCTP and DT Blocks. Consistent with the Ghanaian Petroleum Law, the WCTP and DT petroleum contracts and as required by Ghana's Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. A Pre Unit Agreement was agreed to between the contractors groups of the WCTP and DT Blocks in 2008, with a more comprehensive unit agreement, the UUOA, agreed to in 2009 which govern each party's respective rights and duties in the Jubilee Unit. Tullow is the Unit Operator, while Kosmos was the Technical Operator for the initial development of the Jubilee Field. The Jubilee Unit holders' interests are subject to redetermination in accordance with the terms of the UUOA. As a result of the initial redetermination process completed in October 2011, the tract participation was determined to be 54.4% for the WCTP Block and 45.6% for the DT Block. Our Unit Interest was increased from 23.5% to 24.1%. The accounting for the Jubilee Unit is in accordance with the redetermined tract participation stated. Although the Jubilee Field is unitized, Kosmos' participating interests in each block outside the boundary of the Jubilee Unit remains the same. Kosmos remains operator of the WCTP Block outside the Jubilee Unit area.

  Morocco (including Western Sahara) Exploration Agreements

        Effective September 1, 2011, we entered into the Cap Boujdour Offshore Petroleum Agreement as the operator. In October 2013, we entered into a farm-out agreement with Cairn, covering the Cap Boujdour Offshore block, offshore Western Sahara. In the first quarter of 2014, the Moroccan government issued a joint ministerial order approving the agreement. Under the terms of the farm-out agreement, Cairn acquired a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Offshore block. Cairn paid 150% of its share of costs of a 3D seismic survey capped at $25.0 million. The 3D seismic survey was completed in September 2014. Cairn also contributed $12.3 million towards our future costs and paid $1.5 million for their share of costs incurred from the effective date of the contract through the closing date. Cairn will fund Kosmos' share of one exploration well capped at $100.0 million. In the event the exploration well is determined to be a potentially commercial discovery, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. After giving effect to the farm-out, our participating interest in the Cap Boujdour Offshore block is 55.0% and we remain the operator. The Moroccan national oil company, ONHYM, has a carried 25% participating interest. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production, if any. The exploration term of the Cap Boujdour Offshore Permits is eight years and includes an initial exploration period of one year and six months, which was extended for one year to March 5, 2014, followed by the first extension period of two years and the second extension period of three years and six months. We entered the first extension period on March 5, 2014. By entering the first extension period we are obligated to drill one exploration well. To meet this obligation, we began drilling the CB-1 exploration well in December 2014. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        Effective July 1, 2011, we entered into the Foum Assaka Offshore Petroleum Agreement as operator. In August 2013, final government approvals and processes were completed for the acquisition of an additional 18.8% participating interest in the Foum Assaka block in the Agadir Basin offshore Morocco from Pathfinder, a wholly owned subsidiary of Fastnet, one of our block partners, and resulted in our participating interest being 56.2%. In October 2013, we entered into a farm-out agreement with BP. In the first quarter of 2014, the Moroccan government issued joint ministerial orders approving the farm-out agreement. Under the terms of the agreement, BP acquired a non-operating interest in the Foum Assaka Offshore block. BP funded Kosmos' share of the cost of one exploration well in the block, subject to a maximum spend of $120.0 million, and paid its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million. After giving effect to the farm-out, our participating interest is 29.9% in the Foum Assaka Offshore block and we remain the operator. The Moroccan national oil company, ONHYM, has a 25% carried participating interest and is carried by the block partners proportionately during the exploration phase. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production. The term of the Foum Assaka Offshore Permits, beginning on July 1, 2011, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of two years and six months and the second extension period of three years. We entered the first extension period effective January 1, 2014. By entering the first extension period we are obligated to drill one exploration well. To meet this obligation, we drilled the FA-1 exploration well in 2014. The well failed to encounter commercial reservoirs and was plugged and abandoned. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        Effective April 2, 2012, we entered into the Essaouria Offshore Petroleum Agreement as operator. In January 2013, we closed on an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore block from Canamens Energy Morocco SARL, one of our block partners. Governmental approvals and processes for this acquisition were finalized in November 2013 and resulted in our participating interest in the Essaouira Offshore block being 75%. In October 2013, we entered into a farm-out agreement with BP. In the first quarter of 2014, the Moroccan government issued joint ministerial orders approving the farm-out agreement. Under the terms of the agreement, BP acquired a non-operating interest in the Essaouria Offshore block. BP will fund Kosmos' share of the cost of one exploration well in the block, subject to a maximum spend of $120.0 million, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million. After giving effect to the farm-out, our participating interest is 30.0% in the Essaouria Offshore block and we remain the operator. The Moroccan national oil company, ONHYM, has a 25% carried participating interest and is carried by the block partners proportionately during the exploration phase. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production. The term of the Essaouria Offshore Permits, beginning November 8, 2011, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of three years and the second extension period of two years and six months. We are currently in the first extension period of the exploration permit, which ends in May 2017. The work program for the first extension period includes a drilling obligation. The extension of the exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        Effective December 6, 2013, we entered into the Tarhazoute Offshore Petroleum Agreement as operator with a 75% participating interest. The Moroccan national oil company, ONHYM, has a 25% carried participating interest and is carried by the block partners proportionately during the exploration phase. In October 2013, we entered into a farm-out agreement with BP. In the first quarter of 2014, the Moroccan government issued joint ministerial orders approving the farm-out agreement. Under the terms of the agreement, BP acquired a non-operating interest in the Tarhazoute Offshore block. BP will fund Kosmos' share of the cost of one exploration well in the block, subject to a maximum spend of $120.0 million, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million. After giving effect to the farm-out, our participating interest is 30.0% in the Tarhazoute Offshore block and we remain the operator. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in-kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10-year tax holiday post first production. The exploration term of the Tarhazoute Offshore Permits, beginning December 9, 2013, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of two years and six months and the second extension period of three years. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

  Suriname Exploration Agreements

        On December 13, 2011, we signed a petroleum contract covering Offshore Block 42 located offshore Suriname. We have a 50% participating interest in the block and are the operator. Staatsolie Maatschappij Suriname N.V. ("Staatsolie"), Suriname's national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan. In November 2012, Kosmos closed an agreement with Chevron under which Kosmos assigned half of its interest in Block 42, offshore Suriname, to Chevron. Each party now has a 50% participating interest in Block 42 and Kosmos remains the operator. The Block 42 petroleum contract provides for us to recover our share of expenses incurred ("cost recovery oil") and our share of remaining oil ("profit oil"). Cost recovery oil is apportioned to Kosmos from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon "R-factor" tranches, where the R-factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are in the initial period of the exploration phase, which ends in December 2015. There are two renewal periods consisting of three years for the first renewal period and two years for the second renewal period. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer. Block 42 comprises approximately 1.5 million acres (approximately 6,176 square kilometers).

        On December 13, 2011, we signed a petroleum contract covering Offshore Block 45 located offshore Suriname. We have a 50% participating interest in the block and are the operator. Staatsolie will be carried through the exploration and appraisal phases and has the option to back into the petroleum contract with an interest of not more than 15% upon approval of a development plan. In November 2012, Kosmos closed an agreement with Chevron under which Kosmos assigned half of its interest in Block 45, offshore Suriname, to Chevron. Each party now has a 50% participating interest in Block 45 and Kosmos remains the operator. The Block 45 petroleum contract provides for us to recover our share of expenses incurred ("cost recovery oil") and our share of remaining oil ("profit oil"). Cost recovery oil is apportioned to Kosmos from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon "R-factor" tranches, where the R-factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are currently in the initial period of the exploration phase, which has been extended for up to nine months, or September 2015. Following the initial period, there are two renewal periods consisting of two years each. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.

  Mauritania Exploration Agreements

        Effective June 15, 2012, we entered into three petroleum contracts covering offshore Mauritania blocks C8, C12 and C13 with the Islamic Republic of Mauritania. We have a 90% participating interest and are the operator. The Mauritanian national oil company, Société Mauritanienne des Hydrocarbures ("SMH") now called Société Mauritanienne des Hydrocarbures et de Patrimoine Minier ("SMHPM"), currently has a 10% carried participating interest during the exploration period only. Should a commercial discovery be made, SMHPM's 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest of 10% to 14%. SMHPM will pay its portion of development and production costs in a commercial development. Cost recovery oil is apportioned to Kosmos from up to 55% of total production prior to profit oil being split between the government of Mauritania and the contractor. Profit oil is then apportioned based upon "R-factor" tranches, where the R-factor is cumulative net revenues divided by the cumulative investment. At the election of the government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. The terms of exploration periods of these Offshore Blocks are all ten years and include an initial exploration period of four years followed by the first extension period of three years and the second extension period of three years. Kosmos is currently in the first exploration period of the blocks, expiring in June 2016. In the event of commercial success, we have the right to develop and produce oil for 25 years and gas for 30 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

        In February 2015, we entered into a farm-out agreement with Chevron Mauritania Exploration Limited, a wholly owned subsidiary of Chevron Corporation (Chevron), covering the C8, C12 and C13 petroleum contracts offshore Mauritania. Under the terms of the farm-out agreement, Chevron will acquire a 30% non-operated working interest in each of the contract areas. Chevron will pay a disproportionate share of the costs of one exploration well and a second contingent exploration well, subject to maximum expenditure caps. In addition, Chevron will pay its proportionate share of previously incurred exploration costs. Chevron will not initially fund drilling of the Tortue prospect, but retains the option to participate in this prospect after the transaction is completed. The transaction is subject to customary closing conditions, including approval by the Mauritania government. Once these farm-out agreements become effective, Kosmos, Chevron and SMHPM's participating interest in Block C8, Block C12 and Block C13 will be 60%, 30% and 10%, respectively.

  Ireland Exploration Agreements

        Effective April 17, 2013, we entered into three farm-in agreements, whereby we have an 85% participating interest in Frontier Exploration License 2/13 and 3/13, and a 75% participating interest in Frontier Exploration License 1/13, all part of the Porcupine Basin, offshore Ireland. We are the operator of the three blocks. We are required to pay a corporate income tax rate of 25% and potentially a petroleum resource rent tax of between 0% and 15% as determined by a profitability-based sliding scale. The term of each contract is 15 years unless surrendered or revoked, and is divided into an initial phase of three years, and three subsequent phases of four years each. The second phase work program must include an exploration well. The contract area must be surrendered if a second exploration well has not been commenced by the end of the third phase. Upon entering these Frontier Exploration Licenses, we and the other block partners relinquished approximately 25% of the acreage covered by the Licensing Options. In the event of commercial success, we have the right to develop and produce oil for a period of time as agreed with the Minister of Communications, Energy and Natural Resources from the grant of a Petroleum Lease from the government, which may be extended for an additional period as agreed with the Minister of Communications, Energy and Natural Resources under certain circumstances.

        In Frontier Exploration License 2/13 and 3/13, Europa has a 15% participating interest in the areas. In addition to fully funding a 3D seismic acquisition and processing, if we drill, we will also fund 100% of the costs of the first exploration well on each block, subject to an investment cap of $90.0 million on Frontier Exploration License 2/13 and $110.0 million on Frontier Exploration License 3/13.

        In Frontier Exploration License 1/13, Antrim has a 25% participating interest in the area. We fully funded a 3D seismic program on the block.

  Portugal Explorations Agreements

        In August 2014, we entered into a farm-in agreement with Repsol, to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks in the Peniche Basin offshore Portugal. As part of the agreement, we will reimburse a portion of Repsol's previously incurred exploration costs, as well as partially carry Repsol's share of the costs of a planned 3D seismic program. Certain governmental approvals and processes are still required to be completed before this acquisition is effective. After completing the acquisition, our participating interest in the blocks will be 31%.

        The contracts for the four blocks were awarded in May of 2007 and provided for an initial exploration phase of eight years and possible extensions. The initial exploration period has been extended through various amendments. The exploration period now ends in 2020, with drilling obligations in years four (June 2015 to June 2016), six (June 2017 to June 2018) and eight (June 2019 to June 2020). Drilling a well on any block serves to fulfill the requirement for all four blocks. We may relinquish the blocks at any time in the event we decide not to drill. We currently are in discussions with partners and the government regarding an extension to the current period to allow acquisition of a 3D seismic survey and further assessment of the prospectivity of the blocks.

  Senegal Exploration Agreements

        In August 2014, we entered into a farm-in agreement with Timis Corporation Limited, whereby we acquired a 60% participating interest and operatorship, covering the Cayar Offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal. In September 2014, the Senegal government issued the requisite approvals for the farm-out agreement. As part of the agreement, we carried the full costs of a 3D seismic program which was completed in January 2015. Additionally, we will carry the full costs of one exploration well in each of the blocks, subject to a maximum gross cost per well of $120.0 million, should Kosmos elect to drill such wells. We also retain the option to increase our equity interest in each block to 65% in exchange for carrying the full cost of a third exploration or appraisal well, subject to a maximum gross cost of $120.0 million.

        The Cayar Offshore Profond and Saint Louis Offshore Profond blocks are currently in a one-year extension of the first exploration period of each petroleum contract, which now ends in June of 2015. Each exploration phase may be extended to December 2020 at our election subject to our fulfilling specific work obligations including an exploration well in the next exploration period of three years and an exploration well in the final period of two and one half years. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for at least one additional period of 10 years under certain circumstances.

Sales and Marketing

        As provided under the UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee production in conjunction with the Jubilee Unit partners. We have entered an agreement with an oil marketing agent to market our share of the Jubilee Field oil, and we approve the terms of each sale proposed by such agent. We do not anticipate entering into any long term sales agreements at this time.

        There are a variety of factors which affect the market for oil, including the proximity and capacity of transportation facilities, demand for oil, the marketing of competitive fuels and the effects of government regulations on oil production and sales. Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are available, we believe that the loss of our marketing agent and/or any of the purchasers identified by our marketing agent would not have a long-term material adverse effect on our financial position or results of operations.

Competition

        The oil and gas industry is competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring and developing licenses. Many of these competitors have financial and technical resources and staff that are substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and natural gas assets, or to evaluate, bid for and purchase a greater number of licenses than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of lower commodity prices, unsuccessful wells, volatility in financial markets and generally adverse global and industry-wide economic conditions. These companies may also be better able to absorb the burdens resulting from changes in relevant laws and regulations, which may adversely affect our competitive position.

        Historically, we have also been affected by competition for drilling rigs and the availability of related equipment. Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews. Shortages of, or increasing costs for, experienced drilling crews and equipment and services restrict our ability to drill wells and conduct our operations.

        The oil and gas industry as a whole experienced a significant decline in crude oil prices during the second half of 2014. Dated Brent crude, the benchmark for our oil sales, peaked above $115 per barrel in June before falling below $60 per barrel at year-end. Excluding the impact of hedges, our December realized price was $62.00 per barrel. We believe lower prices will result in greater availability of assets and necessary equipment, however the impacts on the industry from a competition perspective are not entirely known at this point.

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

Environmental Matters

  General

        We are subject to various stringent and complex international, foreign, federal, state and local environmental, health and safety laws and regulations governing matters including the emission and discharge of pollutants into the ground, air or water; the generation, storage, handling, use and transportation of regulated materials; and the health and safety of our employees. These laws and regulations may, among other things:

  •
  require the acquisition of various permits before operations commence;

  •
  enjoin some or all of the operations or facilities deemed not in compliance with permits;

  •
  restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;

  •
  limit or prohibit drilling activities in certain locations lying within protected or otherwise sensitive areas; and

  •
  require measures to mitigate or remediate pollution, including pollution resulting from our operations.

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

        For example, the Macondo spill in the Gulf of Mexico in 2010 has resulted and will likely continue to result in increased scrutiny, regulation, costs and liabilities in the United States. The governments of the countries in which we currently, or in the future may, operate may also impose increased regulation as a result of this or similar incidents, which could materially delay, restrict or prevent our operations in those countries.

  Capping and Containment

        We entered into an agreement with a third party service provider to supply subsea capping and containment equipment on a global basis. The equipment includes capping stacks, debris removal, subsea dispersant and auxillary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. We also developed an emergency response plan and response organization to prepare and demonstrate our readiness to respond to a subsea well control incident.

  Oil Spill Response

        To complement our agreement discussed above for subsea capping and containment equipment, we became a charter member of the Global Dispersant Stockpile. The new dispersant stockpile, which is managed by Oil Spill Response Limited ("OSRL") of Southampton, United Kingdom ("UK"), an oil spill response contractor, consists of 5,000 cubic meters of dispersant strategically located at OSRL bases around the world. The total volume of the stockpile located at the OSRL bases is approximate to the amount used in the Macondo spill response.

  Ghana

        We have developed and adopted an Oil Spill Contingency Plan ("OSCP") for the coordination of responses to oil spills arising from our operations in Ghana, including the WCTP Block. In addition, Tullow maintains an OSCP covering the Jubilee Field and DT Block. Both plans are based on the principle of "Tiered Response" to oil spills ("Guide to Tiered Response and Preparedness", IPIECA Report Series, Volume 14, 2007). A Tier 1 spill is defined as a small-scale operational incident which can be addressed with resources that are immediately available to us. A Tier 2 spill is a larger incident which would need to be addressed with regionally based shared resources. A Tier 3 spill is a large incident which would require assistance from national or world-wide spill co-operatives. Under the OSCPs, emergency response teams may be activated to respond to oil spill incidents. We maintain a tiered response system for the mobilization of resources depending on the severity of an incident. More than 200 personnel (composed primarily of Tullow and Kosmos employees, Ghanaian Navy, Ghana EPA, Maritime Authority, Petroleum Commission, Ports and Harbor personnel, local contractors and community representatives) have been trained on the assembly and operation of Tier 1 and Tier 2 onshore, nearshore and harbor response equipment. In the case of a Tier 3 incident, we would engage the services of OSRL.

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

  Morocco (including Western Sahara) and Mauritania

        We have an Oil Spill Contingency Plan to support our drilling operations. The plan calls for the addition of Tier 1 spill equipment to our shorebase in Agadir, Morocco to respond to a harbor or shoreline incident in the area. We will have access to additional Tier 2 and Tier 3 equipment from the Southampton, UK location.

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

        Ghana's Parliament is considering the enactment of a new Petroleum Exploration and Production Act and has enacted a new Petroleum Revenue Management Act and the Petroleum Commission Act of 2011. The new Petroleum Exploration and Production Act remains in a draft form, with industry comments having been submitted. The new Petroleum Revenue Management Act of 2011 pertains primarily to the collection, allocation, and management by the government of Ghana of the petroleum revenue. The Petroleum Commission Act creates the Petroleum Commission, whose objective is to regulate and manage the use of petroleum resources and coordinate the policies thereto. The Petroleum Commission became effective in January 2012. Among the Petroleum Commission's functions are advising the Minister of Energy on matters such as appraisal plans, field development plans, recommending to the Minister national policies related to petroleum, and storing and managing data. We understand the primary purpose of the Petroleum Commission is to fulfill the regulatory functions previously undertaken by GNPC. We currently believe that such laws will only have prospective application, and as such will not modify the terms of (or interests under) the agreements governing our license interests in Ghana, including the WCTP and DT petroleum contracts (which include stabilization clauses) and the UUOA, and will not impose additional restrictions on the direct or indirect transfer of our license interests, including upon a change of control. The Petroleum (Local Content and Local Participation in Petroleum Activities) Regulations came into effect in February 2014. The Regulations mandate certain levels of local participation in service companies, in-country manufacturing of goods and the provision of services, and certain reporting requirements.

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

  Mauritania

        The main legislative acts in the Islamic Republic of Mauritania relevant to petroleum exploration and production are Law No. 2010-033 dated July 20, 2010 and its amendment (the "Hydrocarbon Laws"). The regulatory authority in Mauritania is the Ministry of Petroleum, Energy and Mines and the national oil company acting on its behalf is SMHPM. SMHPM was instituted by Decree No. 2005-106 of November 7, 2005 and modified by Decree No. 2009-168 of May 3, 2009 and Decree No. 2014-01 dated January 6, 2014. Pursuant to the Hydrocarbon Laws, Mauritania or SMHPM may undertake petroleum operations and may authorize other legal entities to undertake petroleum operations under exploration-production contracts. The Ministry shall sign petroleum contracts on behalf of Mauritania. Assignments of interests in petroleum contracts also require the consent of The Ministry. The exploration period shall not be more than ten years, subject to certain permitted extensions and the exploitation period shall not be more than 25 years. Petroleum contracts may provide that Mauritania has a carried interest of up to 10% during the exploration period. Petroleum contracts shall grant Mauritania the option to participate for a percentage not less than 10% in the rights of the contractor during the exploitation period.

  Morocco (including Western Sahara)

        The two main legislative acts in Morocco relevant to petroleum exploration and production are (i) the Law 21-90 (April 1, 1992) as amended and completed by the Law 27-99 (February 15, 2000) and (ii) the Decree 2-93-786 (November 3, 1993) as amended and completed by decree 2-99-210 (March 16, 2000) (together, "Morocco's Petroleum Laws"). The regulatory authority in Morocco is the Ministry of Energy, Mines, Water and Environment and the national oil company acting on its behalf is ONHYM. ONHYM is a public establishment (établissement public) with the legal personality and financial autonomy created pursuant to the Law 33-01 (November 11, 2003) which was further completed by the Decree 2-04-372 (December 29, 2004).

        Pursuant to the Law 21-90, the granting of an exploration permit is subject to the conclusion of a petroleum contract with the Moroccan State. Therefore, companies who wish to gain rights to explore and produce in Morocco can only do so by entering into a petroleum contract with ONHYM acting on behalf of the State. It is further provided that the State of Morocco (via ONHYM) shall retain a participation in exploration permits or exploitation concessions which shall not be in excess of 25%. More generally, ONHYM is representing the State of Morocco for licensing, exploration and exploitation matters within the limit of its prerogatives set out pursuant to the Law 33-01. Assignments of interests in exploration permits also require the consent of the administration pursuant to the Law 21-90.

        The Sahrawai Arab Democratic Republic (the "SADR") has claimed sovereignty over the Western Sahara territory, including the area offshore, and has issued exploration licenses which conflict with those issued by Morocco, including certain licenses which conflict with the Cap Boujdour Offshore block license issued to Kosmos.

  Portugal

        The primary legislative acts in Portugal relevant to petroleum exploration and production are Decree-Law 109/94, of April 16, 1994—governing petroleum exploration and production activities (the "Petroleum Law")—and Order 790/94, of September 5, 1994—concerning the standard terms for concession contracts. The main regulatory authorities in Portugal are the Ministry of Environment, Spatial Planning and Energy, the General Directorate for Energy and Geology (the "DGEG") and the National Entity for the Fuel Market ("ENMC"). This latter entity is fairly recent and for that reason there is a grey area between DGEG's and ENMC's powers and authority in respect of the upstream oil sector. DGEG's authority derives from Decree-Law 130/2014, of August 29, 2014—which approves DGEG's organic statute—and ENMC's from Decree-Law 165/2013, of December 16, 2013—which created ENMC and defined its responsibilities. The award of petroleum exploration and production rights is made through concession contracts. As a general rule, the awarding procedure is a public tender. The assignment or transfer of interests in concession contracts (as well as transfers of 50% or more of the concessionaire's share capital) requires the consent of the Minister.

  Senegal

        The Petroleum Code of Senegal, Law No. 98-05 of January 8, 1998 governs petroleum operations in Senegal, including the exploration, development and production of hydrocarbons and the marketing and transportation thereof, as well as the rights of landowners. The implementing decree is No 98-810 of October 6, 1998. The Ministry in charge of Energy grants or denies applications for petroleum agreements, and such are granted by decree. Any amendment to the petroleum agreements requires the consent of the Minister. The Senegalese national oil company, Societe des Petroles du Senegal ("PETROSEN"), as the regulatory body tasked with both upstream and downstream missions, is under the supervision of the Ministry of Energy. PETROSEN prepares and negotiates all hydrocarbon licenses and contracts. PETROSEN has a carried interest during the exploration phase. The assignment of interests in petroleum contracts, as well as amendments thereto, require the consent of the Minister.

  Suriname

        The three sets of rules governing petroleum exploration and production in Suriname are (i) Staatsolie's Concession Agreement (Decree E8-B, Official Gazette 1981 no. 59), (ii) the Mining Decree of 1986 (Official Gazette 1986 no. 28) and (iii) the Petroleum Law 1990 (Official Gazette 1991 no. 7, as amended in 2001).

        The Mining Decree granted concession rights for petroleum activities to state enterprises. Staatsolie was founded in 1980 as a state enterprise and holds mining rights onshore and offshore in Suriname. The Suriname Petroleum Law granted state enterprises with petroleum concession rights the authority, upon the approval of the Minister of Natural Resources, to enter into petroleum contracts with E&P companies. Therefore, companies who wish to gain rights to explore and produce in Suriname can only do so by entering into a petroleum contract with Staatsolie, subject to approval by the Minister of Natural Resources. Assignments of interests in petroleum contracts also require the consent of Staatsolie and/or The Minister of Natural Resources.

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

Employees

        As of December 31, 2014, we had approximately 230 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Corporate Information

        We were incorporated pursuant to the laws of Bermuda as Kosmos Energy Ltd. in January 2011 to become a holding company for Kosmos Energy Holdings. Kosmos Energy Holdings was formed as an exempted company limited by guarantee pursuant to the laws of the Cayman Islands in March 2004. Pursuant to the terms of a corporate reorganization that was completed simultaneously with the closing of our initial public offering, all of the interests in Kosmos Energy Holdings were exchanged for newly issued common shares of Kosmos Energy Ltd. and as a result, Kosmos Energy Holdings became a wholly owned subsidiary of Kosmos Energy Ltd.

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

        The deepwater offshore Ghana, an area in which we focus a substantial amount of our appraisal and development efforts, has only recently been considered potentially economically viable for hydrocarbon production due to the costs and difficulties involved in drilling for oil at such depths and the relatively recent discovery of commercial quantities of oil in the region. Likewise, our deepwater offshore Morocco (including Western Sahara), Portugal, Senegal, Suriname, Mauritania and Ireland licenses have not yet proved to be economically viable production areas, as to date we do not have a commercially viable discovery or production in these regions. We have limited proved reserves, and we may not be successful in developing additional commercially viable production from our other discoveries and prospects.

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

        Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons, or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field or be indicative of the potential for the development of a commercially viable field. A variety of factors, including geologic and market-related, can cause a field to become uneconomic or only marginally economic. A lack of drilling opportunities or projects that cease production may cause us to incur significant costs associated with an idle rig, particularly if we can not contract out rig slots to other parties. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. In addition, a successful discovery would require significant capital expenditure in order to develop and produce oil, even if we deemed such discovery to be commercially viable. See "—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities." In the areas in which we operate, we face higher above- ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See "—Our operations may be adversely affected by political and economic circumstances in the countries in which we operate." Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.

Development drilling may not result in commercially productive quantities of oil and gas reserves.

        Our exploration success has provided us with a number of major development projects on which we are moving forward, and any future exploration discoveries will also require significant development efforts to bring to production. We must successfully execute our development projects, including development drilling, in order to generate future production and cash flow. However, development drilling is not always successful and the profitability of development projects may change over time.

        For example, in new development projects available data may not allow us to completely know the extent of the reservoir or choose the best locations for drilling development wells. A development well we drill may be a dry hole or result in noncommercial quantities of hydrocarbons. All costs of development drilling and other development activities are capitalized, even if the activities do not result in commercially productive quantities of hydrocarbon reserves. This puts a property at higher risk for future impairment if commodity prices decrease or operating or development costs increase.

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

        The prices that we will receive for our oil and natural gas will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. Oil prices have recently experienced significant declines and will likely continue to be volatile in the future. The prices that we will receive for our production and the levels of our production depend on numerous factors. These factors include, but are not limited to, the following:

  •
  changes in supply and demand for oil and natural gas;

  •
  the actions of the Organization of the Petroleum Exporting Countries;

  •
  speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;

  •
  global economic conditions;

  •
  political and economic conditions, including embargoes in oil-producing countries or affecting other oil-producing activities, particularly in the Middle East, Africa, Russia and Central and South America;

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

        Lower oil prices may not only reduce our revenues on a per share basis but also may limit the amount of oil that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Under the terms of our various petroleum contracts, we are contractually obligated to drill wells and declare any discoveries in order to retain exploration and production rights. In the competitive market for our license areas, failure to drill these wells or declare any discoveries may result in substantial license renewal costs or loss of our interests in the undeveloped parts of our license areas, which may include certain of our prospects.

        In order to protect our exploration and production rights in our license areas, we must meet various drilling and declaration requirements. In general, unless we make and declare discoveries within certain time periods specified in our various petroleum agreements and licenses, our interests in the undeveloped parts of our license areas may lapse. Should the prospects we have identified in this annual report on Form 10-K under the license agreements currently in place yield discoveries, we cannot assure you that we will not face delays in drilling these prospects or otherwise have to relinquish these prospects. The costs to maintain petroleum contracts over such areas may fluctuate and may increase significantly since the original term, and we may not be able to renew or extend such petroleum contracts on commercially reasonable terms or at all. Our actual drilling activities may therefore materially differ from our current expectations, which could adversely affect our business.

        Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2014, we have unfulfilled drilling obligations in our Cap Boujdour and Essaouria petroleum contracts. In our other petroleum contracts, we are in the first exploration phase , some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the second phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.

        The exploration phase of the WCTP and DT petroleum contracts has expired. Pursuant to the terms of such petroleum contracts, while we and our respective block partners have certain rights to negotiate new petroleum contracts with respect to the WCTP Relinquishment Area, we cannot assure you that we will determine to enter any such new petroleum contracts. For each of our petroleum contracts, we cannot assure you that any renewals or extensions will be granted or whether any new agreements will be available on commercially reasonable terms, or, in some cases, at all. For additional detail regarding the status of our operations with respect to our various petroleum contracts, please see "Item 1. Business—Operations by Geographic Area."

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

        In addition, we contract with third parties to conduct drilling and related services on our development projects and exploration prospects. Such third parties may not perform the services they provide us on schedule or within budget. Furthermore, the drilling equipment, facilities and infrastructure owned and operated by the third parties we contract with is highly complex and subject to malfunction and breakdown. Any malfunctions or breakdowns may be outside our control and result in delays, which could be substantial. Any delays in our drilling campaign caused by equipment, facility or equipment malfunction or breakdown could materially increase our costs of drilling and cause an adverse effect on our business, financial position and results of operations.

        Our principal exposure to credit risk will be through receivables resulting from the sale of our oil, which we plan to market to energy marketing companies and refineries, and to cover our commodity derivatives contracts. The inability or failure of our significant customers or counterparties to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Joint interest receivables arise from our block partners. The inability or failure of third parties we contract with to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We are unable to predict sudden changes in creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited and we could incur significant financial losses.

The unit partners' respective interests in the Jubilee Unit are subject to redetermination and our interests in such unit may decrease as a result.

        The interests in and development of the Jubilee Field are governed by the terms of the UUOA. The parties to the UUOA, the collective interest holders in each of the WCTP and DT Blocks, initially agreed that interests in the Jubilee Unit will be shared equally, with each block deemed to contribute 50% of the area of such unit. The respective interests in the Jubilee Unit were therefore initially determined by the respective interests in such contributed block interests. Pursuant to the terms of the UUOA, the percentage of such contributed interests is subject to a process of redetermination once sufficient development work has been completed in the unit. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.4% for the WCTP Block and 45.6% for the DT Block. Our Unit Interest (participating interest in the Jubilee Unit) was increased from 23.5% (our percentage after Tullow's acquisition of a block partner's interest in July 2011) to 24.1%. An additional redetermination could occur sometime if requested by a party that holds greater than a 10% interest in the unit. We cannot assure you that any redetermination pursuant to the terms of the UUOA will not negatively affect our interests in the Jubilee Unit or that such redetermination will be satisfactorily resolved.

We are not, and may not be in the future, the operator on all of our license areas and do not, and may not in the future, hold all of the working interests in certain of our license areas. Therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated and to an extent, any non- wholly owned, assets.

        As we carry out our exploration and development programs, we have arrangements with respect to existing license areas and may have agreements with respect to future license areas that result in a greater proportion of our license areas being operated by others. Currently, we are not the Unit Operator on the Jubilee Unit and do not hold operatorship in one of our two blocks offshore Ghana (the DT Block). In addition, the terms of the UUOA governing the unit partners' interests in the Jubilee Unit require certain actions be approved by at least 80% of the unit voting interests and the terms of our other current or future license or venture agreements may require at least the majority of working interests to approve certain actions. As a result, we may have limited ability to exercise influence over the operations of the discoveries or prospects operated by our block or unit partners, or which are not wholly owned by us, as the case may be. Dependence on block or unit partners could prevent us from realizing our target returns for those discoveries or prospects. Further, because we do not have majority ownership in all of our properties, we may not be able to control the timing, or the scope, of exploration or development activities or the amount of capital expenditures and, therefore, may not be able to carry out one of our key business strategies of minimizing the cycle time between discovery and initial production. The success and timing of exploration and development activities operated by our block partners will depend on a number of factors that will be largely outside of our control, including:

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

        The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See "Item 1. Business—Our Reserves" for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate ("PV-10") and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2014.

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

        Actual future prices and costs may differ materially from those used in the present value estimates included in this report. If oil prices decline by $1.00 per Bbl from prices used in calculating such estimates, then the PV-10 and the Standardized Measure as of December 31, 2014 would each decrease by approximately $50.4 million. Oil prices have recently experienced significant declines. See "Item 1. Business—Our Reserves."

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

        Assuming we are able to commence exploration, appraisal, development and production activities or successfully exploit our licenses during the exploratory term, our interests in our licenses (or the development/production area of such licenses as they existed at that time, as applicable) could extend beyond the term set for the exploratory phase of the license to a fixed period or life of production, depending on the jurisdiction. If we are unable to meet our well commitments and/or declare commerciality of the prospective areas of our licenses during this time, we may be subject to significant potential forfeiture of all or part of the relevant license interests. If we are not successful in raising additional capital, we may be unable to continue our exploration and production activities or successfully exploit our license areas, and we may lose the rights to develop these areas. See "—Under the terms of our various license agreements, we are contractually obligated to drill wells and declare any discoveries in order to retain exploration and production rights. In the competitive market for our license areas, failure to declare any discoveries and thereby establish development areas may result in substantial license renewal costs or loss of our interests in the undeveloped parts of our license areas, which may include certain of our prospects."

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

We may be required to take write-downs of the carrying values of our oil and natural gas assets as a result of decreases in oil and natural gas prices, and such decreases could result in reduced availability under our corporate revolver and commercial debt facility.

        We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method. Under such method, we are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of appraisal and development plans, production data, oil and natural gas prices, economics and other factors, we may be required to write down the carrying value of our oil and natural gas assets. A write-down constitutes a non-cash charge to earnings. As a result of the recent drop in oil and natural gas prices, we may incur future write-downs and charges should prices remain at low levels.

        In addition, our borrowing base under the commercial debt facility is subject to periodic redeterminations. We could be forced to repay a portion of our borrowings under the commercial debt facility due to redeterminations of our borrowing base. Redeterminations may occur as a result of a variety of factors, including oil and natural gas commodity price assumptions, assumptions regarding future production from our oil and natural gas assets, operating costs and tax burdens or assumptions concerning our future holdings of proved reserves. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

        In Ghana, we currently produce associated gas from the Jubilee Field. A gas pipeline from the Jubilee Field has been constructed to transport such natural gas for processing and sale. However, we granted the first 200 BCF of natural gas from the Jubilee Phase 1 to Ghana at no cost. Thus, in Ghana, even if additional infrastructure was in place for natural gas processing and sales, it would still be quite some time before we would be able to commercialize our Ghana natural gas. As a result, we do not have proved gas reserves associated with future gas sales from Jubilee Field in Ghana.

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

        Additionally, the future exploitation and sale of associated and non-associated natural gas and liquids will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field to transport such natural gas to the mainland for processing and sale. However, the uptime of the facility during 2015 and in future periods is not known. In the absence of the continuous removal of large quantities of natural gas from the Jubilee Field it is anticipated that we will need to flare such natural gas in order to maintain crude oil production. Currently, we have not been issued an amended permit from the Ghana EPA to flare natural gas produced from the Jubilee Field in substantial quantities. If we are unable to resolve potential issues related to the continuous removal of associated natural gas in large quantities from the Jubilee Field, our oil production will be negatively impacted.

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

We are subject to drilling and other operational and environmental risks and hazards.

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

For example, we have experienced mechanical issues in the Jubilee Field, including failures of our water injection facilities on the FPSO and water and gas injection wells. This equipment downtime negatively impacted oil production during the year. Furthermore, deepwater operations generally, and operations in Africa and South America, in particular, lack the physical and oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between a deepwater discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Because of the lack of and the high cost of this infrastructure, further discoveries we may make in Africa, South America and Europe may never be economically producible.

        In addition, in the event of a well control incident, containment and, potentially, cleanup activities for offshore drilling are costly. The resulting regulatory costs or penalties, and the results of third party lawsuits, as well as associated legal and support expenses, including costs to address negative publicity, could well exceed the actual costs of containment and cleanup. As a result, a well control incident could result in substantial liabilities for us, and have a significant negative impact on our earnings, cash flows, liquidity, financial position, and stock price.

We had disagreements with the Republic of Ghana and the Ghana National Petroleum Corporation regarding certain of our rights and responsibilities under the WCTP and DT Petroleum Agreements.

        All of our proved reserves and our discovered fields are located offshore Ghana. The WCTP petroleum contract, the DT petroleum contract and the UUOA cover the two blocks and the Jubilee Unit that form the basis of our current operations in Ghana. Pursuant to these petroleum contracts, most significant decisions, including our plans for development and annual work programs, must be approved by GNPC and/or Ghana's Ministry of Energy. We have previously had disagreements with the Ministry of Energy and GNPC regarding certain of our rights and responsibilities under these petroleum contracts, the Petroleum Law of 1984 (PNDCL 84) (the "Ghanaian Petroleum Law") and the Internal Revenue Act, 2000 (Act 592) (the "Ghanaian Tax Law"). These included disagreements over sharing information with prospective purchasers of our interests, pledging our interests to finance our development activities, potential liabilities arising from discharges of small quantities of drilling fluids into Ghanaian territorial waters, the failure to approve the proposed sale of our Ghanaian assets, assertions that could be read to give rise to taxes payable under the Ghanaian Tax Law in connection with our initial public offering, failure to approve PoDs relating to certain discoveries offshore Ghana and the relinquishment of certain exploration areas on our licensed blocks offshore Ghana. These past disagreements have been resolved. The resolution of certain of these disagreements required us to pay agreed settlement costs to GNPC and/or the government of Ghana.

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

        Our current exploration licenses are located in Africa, South America and Europe. Some or all of these licenses could be affected should any region experience any of the following factors (among others):

  •
  severe weather, natural or man-made disasters or acts of God;

  •
  delays or decreases in production, the availability of equipment, facilities, personnel or services;

  •
  delays or decreases in the availability of capacity to transport, gather or process production;

  •
  military conflicts or civil unrest; and/or

  •
  international border disputes.

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

        Oil and natural gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes in energy policies or the personnel administering them), changes in laws and policies governing operations of foreign-based companies, expropriation of property, cancellation or modification of contract rights, revocation of consents or approvals, obtaining various approvals from regulators, foreign exchange restrictions, currency fluctuations, royalty increases and other risks arising out of foreign governmental sovereignty, as well as risks of loss due to civil strife, acts of war, guerrilla activities, terrorism, acts of sabotage, territorial disputes and insurrection. In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities, as it is the case in Ghana, where the Ghanaian Revenue Authority (the "GRA") has disputed certain tax deductions we have claimed in prior fiscal years' Ghanaian tax returns as non-allowable under the terms of the Ghanaian Petroleum Income Tax Law, as well as non-payment of certain transactional taxes.

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

        Our operations may also be adversely affected by laws and policies of the jurisdictions, including the jurisdictions where our oil and gas operating activities are located as well as the United States, the United Kingdom, Bermuda and the Cayman Islands and other jurisdictions in which we do business, that affect foreign trade and taxation. Changes in any of these laws or policies or the implementation thereof could materially and adversely affect our financial position, results of operations and cash flows.

A portion of our asset portfolio is in Western Sahara, and we could be adversely affected by the political, economic and military conditions in that region. Our exploration licenses in this region conflict with exploration licenses issued by the Sahrawai Arab Democratic Republic.

        Morocco claims the territory of Western Sahara, where our Cap Boujdour Offshore block is geographically located, as part of the Kingdom of Morocco, and it has de facto administrative control of approximately 80% of Western Sahara. However, Western Sahara is on the United Nations (the "UN") list of Non-Self- Governing territories, and the territory's sovereignty has been in dispute since 1975. The Polisario Front, representing the SADR, has a conflicting claim of sovereignty over Western Sahara. No countries have formally recognized Morocco's claim to Western Sahara, although some countries implicitly support Morocco's position. Other countries have formally recognized the SADR, but the UN has not. A UN-administered cease-fire has been in place since 1991, and while there have been intermittent UN-sponsored talks, between Morocco and SADR (represented by the Polisario), the dispute remains stalemated. It is uncertain when and how Western Sahara's sovereignty issues will be resolved.

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

        In early 2010, Ghana's western neighbor, the Republic of Côte d'Ivoire, petitioned the United Nations to demarcate the Ivorian territorial maritime boundary with Ghana. In response to the petition, Ghana established a Boundary Commission to undertake negotiations with Côte d'Ivoire in order to agree to Ghana's land and maritime boundaries. In September 2014, Ghana submitted the dispute to arbitration under the United Nations Convention on the Law of the Sea but in December 2014, the two parties agreed to transfer the dispute to the International Tribunal for the Law of the Sea (the "ITLOS"). On January 12, 2015, the ITLOS formed a special chamber to address the maritime boundary dispute. The issue remains unresolved at present.

        The Ghanaian-Ivorian maritime boundary forms the western boundary of the DT Block offshore Ghana. In September 2011, the Ivorian Government issued a map reflecting potential petroleum license areas that overlap with the DT Block. Uncertainty remains with regard to the outcome of the boundary demarcation between Ghana and Côte d'Ivoire and we do not know if the maritime boundary will change, therefore affecting our rights to develop our discoveries within such areas. In the event that Côte d'Ivoire is successful in its maritime border claims or if the proceedings result in an unfavorable outcome for Ghana, our operations within such areas could be materially impacted.

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

        For example, Ghana's Parliament has enacted the Petroleum Revenue Management Act and is considering the enactment of a new Petroleum Exploration and Production Act. There can be no assurance that these laws will not seek to retroactively, either on their face or as interpreted, modify the terms of the agreements governing our license interests in Ghana, including the WCTP and DT petroleum contracts and the UUOA, require governmental approval for transactions that effect a direct or indirect change of control of our license interests or otherwise affect our current and future operations in Ghana. Any such changes may have a material adverse effect on our business. We also cannot assure you that government approval will not be needed for direct or indirect transfers of our petroleum agreements or interests thereunder based on existing legislation. See "Item 1. Business—Other Regulation of the Oil and Gas Industry—Ghana."

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

We are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs.

        We are subject to various international, foreign, federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use, transportation and disposal of regulated materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for our operations, including drilling permits for our wells. We have not been or may not be at all times in complete compliance with these permits and laws and regulations to which we are subject, and there is a risk such requirements could change in the future or become more stringent. If we violate or fail to comply with such requirements, we could be fined or otherwise sanctioned by regulators, including through the revocation of our permits or the suspension or termination of our operations. If we fail to obtain, maintain or renew permits in a timely manner or at all (due to opposition from partners, community or environmental interest groups, governmental delays or other reasons), or if we face additional requirements imposed as a result of changes in or enactment of laws or regulations, such failure to obtain, maintain or renew permits or such changes in or enactment of laws or regulations could impede or affect our operations, which could have a material adverse effect on our results of operations and financial condition.

        We, as an interest owner or as the designated operator of certain of our past, current and future discoveries and prospects, could be held liable for some or all environmental, health and safety costs and liabilities arising out of our actions and omissions as well as those of our block partners, third-party contractors, predecessors or other operators. To the extent we do not address these costs and liabilities or if we do not otherwise satisfy our obligations, our operations could be suspended or terminated. We have contracted with and intend to continue to hire third parties to perform services related to our operations. There is a risk that we may contract with third parties with unsatisfactory environmental, health or safety records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, we could be held liable for all costs and liabilities arising out of their acts or omissions, which could have a material adverse effect on our results of operations and financial condition.

        We are not fully insured against all risks and our insurance may not cover any or all environmental, health or safety claims that might arise from our operations or at any of our license areas. If a significant accident or other event occurs and is not covered by insurance, such accident or event could have a material adverse effect on our results of operations and financial condition.

        Releases of regulated substances may occur and can be significant. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our current or former facilities and at any third party waste disposal sites used by us or on our behalf. In addition, offshore oil and natural gas exploration and production involves various hazards, including human exposure to regulated substances, which include naturally occurring radioactive, and other materials. As such, we could be held liable for any and all consequences arising out of human exposure to such substances or for other damage resulting from the release of any regulated or otherwise hazardous substances to the environment, property or to natural resources, or affecting endangered species.

        In addition, we expect continued and increasing attention to climate change issues. Various countries and regions, including Ghana, Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname, are partners to the Kyoto Protocol, an international treaty aimed at reducing emissions of greenhouse gases ("GHGs"), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion). While the Kyoto Protocol was set to expire in 2012, it has been extended by amendment until 2020 with the understanding among the parties that a new climate change regime will be negotiated in December 2015 and implemented by 2020. Ireland is also a party to the European Union Emissions Trading System, a "cap and trade" GHG emissions framework. The increased regulation of GHGs by any of the areas in which we, our customers and the end-users of our products currently or in the future operate may increase our compliance costs, such as for monitoring, sequestering, purchasing emissions allowances or reducing emissions and may have an adverse impact on the global supply and demand for oil and natural gas, which could have a material adverse impact on our business or results of operations. The physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including through increased severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process-related services provided by our third-party contractors.

        Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. Our costs of complying with current and future climate change, environmental, health and safety laws, the actions or omissions of our block partners and third party contractors and our liabilities arising from releases of, or exposure to, regulated substances may adversely affect our results of operations and financial condition. See "Item 1. Business—Environmental Matters" for more information.

We face various risks associated with increased activism against oil and gas exploration and development activities.

        Opposition toward oil and gas drilling and development activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development.

        Future activist efforts could result in the following:

  •
  delay or denial of drilling permits;

  •
  shortening of lease terms or reduction in lease size;

  •
  restrictions or delays on our ability to obtain additional seismic data;

  •
  restrictions on installation or operation of gathering or processing facilities;

  •
  restrictions on the use of certain operating practices;

  •
  legal challenges or lawsuits;

  •
  damaging publicity about us;

  •
  increased regulation;

  •
  increased costs of doing business;

  •
  reduction in demand for our products; and

  •
  other adverse effects on our ability to develop our properties.

        Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

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

Deterioration in the credit or equity markets could adversely affect us.

        We have exposure to different counterparties. For example, we have entered or may enter into transactions with counterparties in the financial services industry, including commercial banks, investment banks, insurance companies, investment funds, and other institutions. These transactions expose us to credit risk in the event of default by our counterparty. Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill existing obligations to us and their willingness to enter into future transactions with us. We may have exposure to these financial institutions through any derivative transactions we have or may enter into. Moreover, to the extent that purchasers of our future production, if any, rely on access to the credit or equity markets to fund their operations, there is a risk that those purchasers could default in their contractual obligations to us if such purchasers were unable to access the credit or equity markets for an extended period of time.

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

We operate in a litigious environment.

        Some of the jurisdictions within which we operate have proven to be litigious environments. Oil and gas companies, such as us, can be involved in various legal proceedings, such as title or contractual disputes, in the ordinary course of business.

        From time to time, we may become involved in various legal and regulatory proceedings arising in the normal course of business. We cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

        Because we maintain a diversified portfolio of assets overseas, the complexity and types of legal procedures with which we may become involved may vary, and we could incur significant legal and support expenses in different jurisdictions. If we are not able to successfully defend ourselves, there could be a delay or even halt in our exploration, development or production activities or other business plans, resulting in a reduction in reserves, loss of production and reduced cash flows. Legal proceedings could result in a substantial liability and/or negative publicity about us and adversely affect the price of our common shares. In addition, legal proceedings distract management and other personnel from their primary responsibilities.

We face various risks associated with global populism.

        Globally, certain individuals and organizations are attempting to focus public attention on income distribution, wealth distribution, and corporate taxation levels, and implement income and wealth redistribution policies. These efforts, if they gain political traction, could result in increased taxation on individuals and/or corporations, as well as, potentially, increased regulation on companies and financial institutions. Our need to incur costs associated with responding to these developments or complying with any resulting new legal or regulatory requirements, as well as any potential increased tax expense, could increase our costs of doing business, reduce our financial flexibility and otherwise have a material adverse effect on our business, financial condition and results of our operations.

Slower global economic growth rates may materially adversely impact our operating results and financial position.

        The recovery from the global economic crisis of 2008 and resulting recession has been slow and uneven. Market volatility and reduced consumer demand have increased economic uncertainty, and the current global economic growth rate is slower than what was experienced in the decade preceding the crisis. Many developed countries are constrained by long term structural government budget deficits and international financial markets and credit rating agencies are pressing for budgetary reform and discipline. This need for fiscal discipline is balanced by calls for continuing government stimulus and social spending as a result of the impacts of the global economic crisis. As major countries implement government fiscal reform, such measures, if they are undertaken too rapidly, could further undermine economic recovery, reducing demand and slowing growth. Impacts of the crisis could spread to China and other emerging markets, which have fueled global economic development in recent years, slowing their growth rates, reducing demand, and resulting in further drag on the global economy.

        Global economic growth drives demand for energy from all sources, including hydrocarbons. A lower future economic growth rate is likely to result in decreased demand growth for our crude oil and natural gas production. A decrease in demand, notwithstanding impacts from other factors, could potentially result in lower commodity prices, which would reduce our cash flows from operations, our profitability and our liquidity and financial position.

Increased costs of capital could adversely affect our business.

        Our business and operating results can be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. We require continued access to capital. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

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

Our commercial debt facility, revolving credit facility and indenture governing the Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our future goals.

        Our commercial debt facility, revolving credit facility and indenture governing the Senior Notes include certain covenants that, among other things, restrict:

  •
  our investments, loans and advances and certain of our subsidiaries' payment of dividends and other restricted payments;

  •
  our incurrence of additional indebtedness;

  •
  the granting of liens, other than liens created pursuant to the commercial debt facility, revolving credit facility or the indenture governing the Senior Notes and certain permitted liens;

  •
  mergers, consolidations and sales of all or a substantial part of our business or licenses;

  •
  the hedging, forward sale or swap of our production of crude oil or natural gas or other commodities;

  •
  the sale of assets (other than production sold in the ordinary course of business); and

  •
  in the case of the commercial debt facility and the revolving credit facility, our capital expenditures that we can fund with the proceeds of our commercial debt facility, and revolving credit facility.

        Our commercial debt facility, revolving credit facility and letter of credit facility require us to maintain certain financial ratios, such as debt service coverage ratios and cash flow coverage ratios. All of these restrictive covenants may limit our ability to expand or pursue our business strategies. Our ability to comply with these and other provisions of our commercial debt facility, revolving credit facility and indenture governing the Senior Notes may be impacted by changes in economic or business conditions, our results of operations or events beyond our control. The breach of any of these covenants could result in a default under our commercial debt facility, revolving credit facility and indenture governing the Senior Notes, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under our commercial debt facility, revolving credit facility and indenture governing the Senior Notes, together with accrued interest, to be due and payable and, in the case of the letter of credit facility, the breach of any of the applicable covenants could result in a default, in which case the cash collateral we are required to maintain under the letter of credit facility would increase from 75% to 100% of all outstanding letters of credit, and if such additional cash is not posted, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders, successors or assignees could proceed against their collateral. If the indebtedness under our commercial debt facility, revolving credit facility, letter of credit facility and indenture governing the Senior Notes were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. In addition, the limitations imposed by the commercial debt facility, the revolving credit facility, the letter of credit facility and the indenture governing the Senior Notes on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Provisions of our Senior Notes could discourage an acquisition of us by a third party.

        Certain provisions of the indenture governing the Senior Notes could make it more difficult or more expensive for a third party to acquire us, or may even prevent a third party from acquiring us. For example, upon the occurrence of a "change of control triggering event" (as defined in the indenture governing the Senior Notes), holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. By discouraging an acquisition of us by a third party, these provisions could have the effect of depriving the holders of our common shares of an opportunity to sell their common shares at a premium over prevailing market prices.

Our level of indebtedness may increase and thereby reduce our financial flexibility.

        At December 31, 2014, we had $500.0 million outstanding and $1.0 billion of committed undrawn capacity under our commercial debt facility, subject to borrowing base availability. As of December 31, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability was $300.0 million. As of December 31, 2014, there were seven outstanding letters of credit totaling $21.5 million under the letter of credit facility agreement and $300.0 million principal amount of Senior Notes outstanding. We also currently have, and may in the future incur, significant off balance sheet obligations. In the future, we may incur significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.

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

We are a holding company and our ability to make payments on our outstanding indebtedness, including our Senior Notes and our commercial debt facility, is dependent upon the receipt of funds from our subsidiaries by way of dividends, fees, interest, loans or otherwise.

        We are a holding company, and our subsidiaries own all of our assets and conduct all of our operations. Accordingly, our ability to make payments of interest and principal on the Senior Notes and commercial debt facility will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries will not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of the Senior Notes or the commercial debt facility. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indenture governing the Senior Notes limits the ability of our subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments to us, with significant qualifications and exceptions. In addition, the terms of the commercial debt facility limit the ability of the obligors thereunder, including our material operating subsidiaries that hold interests in our assets located offshore Ghana and their intermediate parent companies (other than Kosmos Energy Holdings) to provide cash to us through dividend, debt repayment or intercompany lending. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes and commercial debt facility.

We may be subject to risks in connection with acquisitions and the integration of significant acquisitions may be difficult.

        We periodically evaluate acquisitions of prospects and licenses, reserves and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of these assets or businesses requires an assessment of several factors, including:

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

        The Organization for Economic Cooperation and Development ("OECD") has published reports and launched a global initiative among member and non- member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD "white" list. However, we are not able to predict whether any changes will be made to this classification or whether such changes will subject us to additional taxes.

The adoption of financial reform legislation by the United States Congress in 2010, and its implementing regulations, could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and other risks associated with our business.

        We use derivative instruments to manage our commodity price and interest rate risk. The United States Congress adopted comprehensive financial reform legislation in 2010 that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as ours, that participate in that market. The Dodd-Frank Act was signed into law by the President on July 21, 2010. Many of the provisions of the Dodd-Frank Act require implementing regulations by agencies including the Commodity Futures Trading Commission (the "CFTC") and the SEC. The adopting and implementation of these regulations is underway but has not yet been completed, and it is not possible at this time to predict when this will be accomplished.

        Of particular importance to us, the CFTC has the authority to, under certain findings, establish position limits for certain futures, options on futures and swap contracts. Certain bona fide hedging transactions or positions would be exempt from these position limits. The CFTC adopted final position limit rules for 28 physical commodity contracts and related futures, options on futures and swaps on November 18, 2011, but these rules were vacated by the United States District Court for Columbia on September 28, 2012 after a lawsuit was brought by market participants. In November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. It is not possible at this time to predict when the CFTC will finalize these regulations; therefore, the impact of those provisions on us is uncertain at this time.

        The CFTC has designated certain interest-rate swaps for mandatory clearing and exchange trading. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. The application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that the Company uses for hedging.

        The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities. Rules that require end-users to post initial or variation margin could impact liquidity and reduce our cash available for capital expenditures, therefore reducing our ability to enter into derivatives to reduce risk and protect cash flows. While there are likely to be exceptions from many of these requirements for commercial end users of derivatives like us, the final contours of many of these exceptions, and whether we choose to use them, is uncertain at this time.

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

        The European Union and other non-U.S. jurisdictions are also implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

        Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. For example, in 2012, a wave of network attacks impacted Saudi Arabia's oil industry and breached financial institutions in the U.S. Certain countries are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies.

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

        An epidemic of the Ebola virus disease is currently ongoing in parts of West Africa. A substantial number of deaths have been reported by the World Health Organization ("WHO") in West Africa, and the WHO has declared it a global health emergency. It is impossible to predict the effect and potential spread of the Ebola virus in West Africa and surrounding areas. Should the Ebola virus continue to spread, including to the countries in which we operate, or not be satisfactorily contained, our exploration, development and production plans for our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations. Our operations require contractors and personnel to travel to and from Africa as well as the unhindered transportation of equipment and oil and gas production (in the case of our producing fields). Such operations also rely on infrastructure, contractors and personnel in Africa. If travel bans are implemented or extended to the countries in which we operate, including Ghana, or contractors or personnel refuse to travel there, we could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which could have a material adverse effect on our business, results of operations, and future cash flow. In addition, should the Ebola epidemic spread to Ghana, access to the FPSO operating at the Jubilee Field could be restricted and/or terminated. The FPSO is potentially able to operate for a short period of time without access to the mainland, but if restrictions extended for a longer period we and the operator of the Jubilee Field would likely be required to cease production and other operations until such restrictions were lifted.

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

        All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our "affiliates" as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Substantially all of the remaining common shares are restricted securities as defined in Rule 144 under the Securities Act (unless they have been sold pursuant to Rule 144 to date). Restricted securities may be sold in the U.S. public market only if registered or if they qualify for an exemption from registration, including by reason of Rule 144 or Rule 701 under the Securities Act. All of our restricted shares are eligible for sale in the public market, subject in certain circumstances to the volume, manner of sale limitations with respect to shares held by our affiliates and other limitations under Rule 144. Additionally, we have registered all our common shares that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these share awards have transfer restrictions attached to them. Sales of a substantial number of our common shares, or the perception in the market that the holders of a large number of shares intend to sell common shares, could reduce the market price of our common shares.

The concentration of our share capital ownership among our largest shareholders, and their affiliates, will limit your ability to influence corporate matters.

        Our two largest shareholders collectively own approximately 55% of our issued and outstanding common shares. Consequently, these shareholders have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

Item 3.    Legal Proceedings

        From time to time, we may be involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on our results of operations for a specific interim period or year.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Trading Summary

        Our common shares are traded on the NYSE under the symbol KOS. The following table shows the quarterly high and low sale prices of our common shares.

	2014		2013
	High	Low	High	Low
First Quarter	$11.60	$9.88	$13.05	$10.15
Second Quarter	11.27	10.00	12.17	10.09
Third Quarter	11.23	9.24	11.15	9.71
Fourth Quarter	10.41	6.96	11.42	10.03

        As of February 18, 2015, based on information from the Company's transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos' common shares was 192. On February 18, 2015, the last reported sale price of Kosmos' common shares, as reported on the NYSE, was $8.87 per share.

        We have never paid any dividends on our common shares. At the present time, we intend to retain all of our future earnings, if any, generated by our operations for the development and growth of our business. Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act, we may not declare or pay a dividend if there are reasonable grounds for believing that we are, or would after the payment be, unable to pay our liabilities as they become due or that the realizable value of our assets would thereafter be less than the aggregate of our liabilities, issued share capital and share premium accounts. Certain of our subsidiaries are also currently restricted in their ability to pay dividends to us pursuant to the terms of the Senior Notes, the Facility and the Corporate Revolver unless we meet certain conditions, financial and otherwise. Any decision to pay dividends in the future is at the discretion of our board of directors and depends on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. Currently we do not anticipate paying any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

        Under the terms of our Long Term Incentive Plan ("LTIP"), we have issued shares of restricted shares and restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during fiscal year 2014 and the average price paid per share.

	Total Number of Shares Withheld/Purchased	Average Price Paid per Share
	(In thousands)
January 1, 2014—January 31, 2014	—	$—
February 1, 2014—February 28, 2014	7	10.34
March 1, 2014—March 31, 2014	—	—
April 1, 2014—April 30, 2014	1	10.99
May 1, 2014—May 31, 2014	923	10.46
June 1, 2014—June 30, 2014	23	10.48
July 1, 2014—July 31, 2014	1	11.10
August 1, 2014—August 31, 2014	—	—
September 1, 2014—September 30, 2014	—	—
October 1, 2014—October 31, 2014	2	10.02
November 1, 2014—November 30, 2014	—	—
December 1, 2014—December 31, 2014	—	—

Total	957	10.46

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

        The following graph illustrates changes over the period from May 11, 2011 (date our common shares commenced trading on the NYSE) through December 31, 2014, in cumulative total stockholder return on our common shares as measured against the cumulative total return of the S&P 500 Index and the SIG Oil Exploration & Production Index. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends).

		December 31,
	May 11, 2011
		2011	2012	2013	2014
Kosmos Energy Ltd. (KOS)	$100.00	$68.11	$68.61	$62.11	$46.61
S&P 500 (SPX)	100.00	94.55	109.36	143.24	161.77
SIG Oil Exploration & Production Index (EPX)	100.00	84.33	78.53	99.03	71.71

Item 6.    Selected Financial Data

        The following selected consolidated financial information set forth below as of and for the five years ended, December 31, 2014, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Consolidated Statements of Operations Information:

	Years Ended December 31,
	2014	2013	2012	2011(1)	2010
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenue	$855,877	$851,212	$667,951	$666,912	$—
Gain on sale of assets	23,769	—	—	—	—
Other income	3,092	941	3,150	775	5,109

Total revenues and other income	882,738	852,153	671,101	667,687	5,109
Costs and expenses:
Oil and gas production	100,122	96,791	95,109	83,551	—
Exploration expenses	93,519	230,314	100,652	128,753	73,126
General and administrative	135,231	158,421	157,087	111,235	98,967
Depletion and depreciation	198,080	222,544	185,707	140,469	2,423
Interest and other financing costs, net	45,548	47,590	65,425	132,492	84,178
Derivatives, net	(281,853)	17,027	31,490	11,777	28,319
Restructuring charges	11,742	—	—	—	—
Doubtful accounts expense	—	—	—	(39,782)	39,782
Other expenses, net	2,081	3,512	1,475	149	1,094

Total costs and expenses	304,470	776,199	636,945	568,644	327,889

Income (loss) before income taxes	578,268	75,954	34,156	99,043	(322,780)
Income tax expense (benefit)	298,898	166,998	101,184	76,686	(77,108)

Net income (loss)	$279,370	$(91,044)	$(67,028)	$22,357	$(245,672)
Accretion to redemption value of convertible preferred units	—	—	—	(24,442)	(77,313)

Net income (loss) attributable to common shareholders/unit holders	$279,370	$(91,044)	$(67,028)	$(2,085)	$(322,985)

Net income (loss) per share attributable to common shareholders (the year ended December 31, 2011 represents the period from May 16, 2011 to December 31, 2011)(2):
Basic	$0.73	$(0.24)	$(0.18)	$0.09

Diluted	$0.72	$(0.24)	$(0.18)	$0.09

Weighted average number of shares used to compute net income (loss) per share (the year ended December 31, 2011 represents the period from May 16, 2011 to December 31, 2011)(2):
Basic	379,195	376,819	371,847	368,474

Diluted	386,119	376,819	371,847	368,607

(1)
Pursuant to the terms of our corporate reorganization that was completed simultaneously with the closing of the initial public offering, all of the interests in Kosmos Energy Holdings were exchanged for newly issued common shares of Kosmos Energy Ltd. based on these interests' relative rights as set forth in

  Kosmos Energy Holdings' then-current operating agreement. This included convertible preferred units of Kosmos Energy Holdings which were redeemed upon the consummation of the qualified public offering (as defined in the operating agreement in effect prior to the initial public offering) into common shares of Kosmos Energy Ltd. based on the pre-offering equity value of such interests.

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

Consolidated Balance Sheets Information:

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents	$554,831	$598,108	$515,164	$673,092	$100,415
Total current assets	1,010,476	734,961	750,118	1,112,481	559,920
Total property and equipment, net	1,784,846	1,522,962	1,525,762	1,377,041	998,000
Total other assets	177,444	87,903	90,243	62,412	133,615
Total assets	2,972,766	2,345,826	2,366,123	2,551,934	1,691,535
Total current liabilities	448,771	219,324	190,253	339,607	482,057
Total long-term liabilities	1,185,036	1,134,167	1,146,964	1,191,601	845,383
Total convertible preferred units	—	—	—	—	978,506
Total shareholders' equity/unit holdings equity	1,338,959	992,335	1,028,906	1,020,726	(614,411)
Total liabilities, convertible preferred units and shareholders' equity/unit holdings equity	2,972,766	2,345,826	2,366,123	2,551,934	1,691,535

Consolidated Statements of Cash Flows Information:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$443,586	$522,404	$371,530	$364,909	$(191,800)
Investing activities	(347,679)	(324,133)	(402,662)	(385,140)	(589,975)
Financing activities	(139,184)	(115,327)	(126,796)	592,908	742,685

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

Overview

        Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname.

Recent Developments

Commodity Prices

        The oil and gas industry as a whole experienced a significant decline in crude oil prices during the second half of 2014. Dated Brent crude, the benchmark for our oil sales, peaked above $115 per barrel in June before falling below $60 at year-end. Excluding the impact of hedges, our December realized price was $62.00 per barrel. February 2015 indices indicate that prices are trending around our December realized price, as the price of crude oil continues to fluctuate.

Corporate

        During the year ended December 31, 2014, we recognized $11.7 million in restructuring charges for employee severance and related benefits, which includes $5.0 million of accelerated non-cash expense related to awards previously granted under the Long-Term Incentive Plan (the "LTIP").

Debt

        In March 2014, the Company amended and restated the then existing commercial debt facility (the "Facility") with a total commitment of $1.5 billion from a number of financial institutions and extended the term to March 31, 2021.

        During August 2014, the Company issued $300.0 million of 7.875% Senior Secured Notes due 2021 ("Senior Notes") and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

Rig Agreement

        In September 2014, we took delivery of the new build 6th generation drillship "Atwood Achiever" from Atwood Oceanics, Inc. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. We have entered into a rig sharing agreement, whereby two rig slots (estimated to be 130 days in total during 2015 and 30 days during 2016) were assigned to a third-party.

Ghana

        In early 2014, we deepened a Jubilee Field development well to further appraise the Mahogany discovery, which confirmed an extension of the Mahogany discovery.

        In May 2014, we completed a 3D seismic program of approximately 940 square kilometers over the Tweneboa, Enyenra, and Ntomme ("TEN") development and Wawa appraisal areas in the Deepwater Tano ("DT") Block.

        In 2014, the Ghana National Petroleum Corporation ("GNPC") notified us and our block partners that it would exercise its right for the contractor group to pay its 5% share of the TEN development costs, currently estimated as $4.9 billion (gross). Our portion of GNPC's share is estimated at $49.0 million. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC's TEN production revenues under the terms of the DT petroleum contract.

        Approval was granted by the Government of Ghana and the Ghanaian Environmental Protection Agency in June 2014 to permit the flaring of 500 MMcf of gas per month from the Jubilee Field until the end of October 2014. This limited flaring assisted in the maintenance of existing production levels until the Western Corridor Gas Infrastructure (Jubilee Gas Export) was operational.

        The Jubilee Gas Export commenced in November 2014. The export volumes are expected to increase in 2015 and continue for multiple years.

Morocco (including Western Sahara)

        In the first quarter of 2014, we closed three farm-out agreements with BP Exploration (Morocco) Limited, a wholly owned subsidiary of BP plc ("BP") covering our three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP acquired a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. The sales proceeds of the farm-outs were $56.9 million. After giving effect to these farm-outs, our participating interests are 30.0%, 29.9% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we remain the operator. The proceeds on the sale of the interests exceeded our book basis in the assets, resulting in a $23.8 million gain on the transaction.

        In the first quarter of 2014, we closed a farm-out agreement with Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC ("Cairn"), covering the Cap Boujdour Offshore block, offshore Western Sahara. Cairn paid $1.5 million for their share of costs incurred from the effective date of the farm-out agreement through the closing date, which was recorded as a reduction in our basis. After giving effect to the farm-out, our participating interest in the Cap Boujdour Offshore block is 55.0% and we remain the operator.

        In July 2014, we completed a 3D seismic program of approximately 4,300 square kilometers over the Tarhazoute Offshore and Essaouira Offshore blocks. In September 2014, we completed a 3D seismic survey of approximately 5,100 square kilometers over the Cap Boujdour Offshore block.

        In the second quarter of 2014, the FA-1 exploration well on the Foum Assaka Offshore block in the Agadir Basin was determined to be non-commercial and accordingly was plugged and abandoned. BP funded our share of the FA-1 exploration well, subject to a maximum gross spend of $120.0 million. For the year ended December 31, 2014, we expensed $0.7 million associated with the FA-1 well as exploration expenses in the accompanying consolidated statement of operations.

        We entered the first extension period on the Essaouira Offshore block in May 2014, which requires us to drill one exploration well. After the required relinquishment of acreage to enter the first extension period, the Essaouira Offshore block comprises approximately 2.2 million acres.

        We received final governmental approvals for entering the Tarhazoute Offshore block in early 2014. We are in the initial exploration phase of the petroleum contract, which comprises 1.9 million acres.

        The CB-1 exploration well on the Cap Boujdour Offshore block was spud in December 2014 to test the Al Khayr prospect (formerly named Gargaa). We expect well results during the first quarter of 2015.

Mauritania

        In the fourth quarter of 2014, we drilled the top-hole section of the Tortue-1 exploration well in block C8. As planned, operations were suspended after drilling the top hope section of the well. We expect to complete the drilling of Tortue-1 during the first half of 2015.

Portugal

        In August 2014, we entered into a farm-in agreement with Repsol Exploración, S.A. ("Repsol"), to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks offshore Portugal. As part of the agreement, we will reimburse a portion of Repsol's previously incurred exploration costs, as well as partially carry Repsol's share of the costs of a planned 3D seismic program. Certain governmental approvals and processes are still required to be completed before this acquisition is effective. After completing the acquisition, our participating interest in the blocks will be 31%.

Senegal

        In August 2014, we entered into a farm-in agreement with Timis Corporation Limited, whereby we acquired a 60% participating interest and operatorship, covering the Cayar Offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal. As part of the agreement, we are carrying the full costs of a planned 3D seismic program. Additionally, we will carry the full costs of two contingent exploration wells, subject to a maximum gross cost per well of $120.0 million, should Kosmos elect to drill such wells. We also retain the option to increase our interest to 65% in exchange for carrying the full cost of a third contingent exploration or appraisal well, subject to a maximum gross cost of $120.0 million.

        In September 2014, we commenced a 3D seismic survey of approximately 7,000 square kilometers over the Cayar Offshore Profond and Saint Louis Offshore Profond blocks, which was completed in January 2015.

Suriname

        In Block 42, we received an extension of the initial exploration phase of up to 9 months, which now expires on September 13, 2015.

Results of Operations

        All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the years ended December 31, 2014, 2013 and 2012 are included in the following table:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per barrel data)
Sales volumes:
MBbl	8,728	7,778	5,905
Revenues:
Oil sales	$855,877	$851,212	$667,951
Average sales price per Bbl	98.06	109.44	113.12
Costs:
Oil production, excluding workovers	$79,648	$57,608	$50,640
Oil production, workovers	20,474	39,183	44,469

Total oil production costs	$100,122	$96,791	$95,109
Depletion and depreciation	$198,080	$222,544	$185,707
Average cost per Bbl:
Oil production, excluding workovers	$9.13	$7.41	$8.58
Oil production, workovers	2.35	5.04	7.53

Total oil production costs	11.48	12.45	16.11
Depletion and depreciation	22.69	28.61	31.45

Oil production cost and depletion costs	$34.17	$41.06	$47.56

        The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

  Year Ended December 31, 2014 vs. 2013

	Years Ended December 31,
			Increase (Decrease)
	2014	2013
	(In thousands)
Revenues and other income:
Oil and gas revenue	$855,877	$851,212	$4,665
Gain on sale of assets	23,769	—	23,769
Other income	3,092	941	2,151

Total revenues and other income	882,738	852,153	30,585
Costs and expenses:
Oil and gas production	100,122	96,791	3,331
Exploration expenses	93,519	230,314	(136,795)
General and administrative	135,231	158,421	(23,190)
Depletion and depreciation	198,080	222,544	(24,464)
Interest and other financing costs, net	45,548	47,590	(2,042)
Derivatives, net	(281,853)	17,027	(298,880)
Restructuring charges	11,742	—	11,742
Other expenses, net	2,081	3,512	(1,431)

Total costs and expenses	304,470	776,199	(471,729)

Income before income taxes	578,268	75,954	502,314
Income tax expense	298,898	166,998	131,900

Net income (loss)	$279,370	$(91,044)	$370,414

        Oil and gas revenue.    Oil and gas revenue increased by $4.7 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to an increase in sales volumes, nine liftings in 2014 compared to eight in 2013 partially offset by a lower realized price per barrel. We lifted and sold approximately 8,728 MBbl at an average realized price per barrel of $98.06 in 2014 and approximately 7,778 MBbl at an average realized price per barrel of $109.44 in 2013.

        Gain on sale of assets.    During the year ended December 31, 2014, we closed three farm-out agreements with BP. As part of the transaction, we received proceeds in excess of our book basis, resulting in a gain of $23.8 million.

        Oil and gas production.    Oil and gas production costs increased by $3.3 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in routine operating expenses offset by a reduction in well workover costs and non-routine operating costs. Our workover costs are related to performing workovers on our wells, which are performed on an as needed basis. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each year.

        Exploration expenses.    Exploration expenses decreased by $136.8 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease is primarily due to $105.8 million of unsuccessful well and other related costs primarily related to the Cameroon Sipo-1 exploration well, the Ghana Sapele-1 exploration well and the Ghana Akasa-2A appraisal well and $110.4 million for seismic costs primarily for Mauritania, Ireland, Morocco and new business activities incurred during the year ended December 31, 2013 compared to $81.2 million for seismic costs for Senegal, Morocco (including Western Sahara), Mauritania, Ireland, Suriname and new business during the year ended December 31, 2014.

        General and administrative.    General and administrative costs decreased by $23.2 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease from prior year is related to an increase in capitalized general and administrative costs and general and administrative costs incurred for the benefit of and allocated to exploration expense; and a decrease in professional fees and occupancy and general expenses partially offset by an increase in compensation and benefits.

        Depletion and depreciation.    Depletion and depreciation decreased $24.5 million during the year ended December 31, 2014, as compared with the year ended December 31, 2013, primarily due to a lower depletion rate in 2014 due to an increase in our proved reserves associated with the Jubilee Field.

        Interest and other financing costs.    Interest expense decreased by $2.0 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a write-down of the deferred interest (reduction in interest expense) as a result of refinancing our commercial debt facility effective in March 2014 and a lower average outstanding debt balance during the year ended December 31, 2014, as compared to the year ended December 31, 2013.

        Derivatives, net.    During the years ended December 31, 2014 and 2013, we recorded a gain of $281.9 million and a loss of $17.0 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

        Restructuring charges.    During the year ended December 31, 2014, we recognized $11.7 million in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization, which includes $5.0 million of non-cash expense related to awards granted under our LTIP.

        Income tax expense.    The Company's effective tax rates for the years ended December 31, 2014 and 2013 were 51.7% and 219.9%, respectively. The effective tax rates for the periods presented are impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense increased $131.9 million during the years ended December 31, 2014, as compared with December 31, 2013, primarily due to deferred taxes related to the significant mark-to-market gain on derivatives.

  Year Ended December 31, 2013 vs. 2012

	Years Ended December 31,
			Increase (Decrease)
	2013	2012
	(In thousands)
Revenues and other income:
Oil and gas revenue	$851,212	$667,951	$183,261
Other income	941	3,150	(2,209)

Total revenues and other income	852,153	671,101	181,052
Costs and expenses:
Oil and gas production	96,791	95,109	1,682
Exploration expenses	230,314	97,712	132,602
General and administrative	158,421	160,027	(1,606)
Depletion and depreciation	222,544	185,707	36,837
Interest and other financing costs, net	47,590	65,425	(17,835)
Derivatives, net	17,027	31,490	(14,463)
Other expenses, net	3,512	1,475	2,037

Total costs and expenses	776,199	636,945	139,254

Income (loss) before income taxes	75,954	34,156	41,798
Income tax expense	166,998	101,184	65,814

Net loss	$(91,044)	$(67,028)	$(24,016)

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

        Interest and other financing costs, net.    Interest expense and other financing costs, net decreased by $17.8 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to reduced transaction taxes, decreases in our outstanding debt balance and the mark-to-market changes on our interest rate swaps during the year ended December 31, 2013.

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

Liquidity and Capital Resources

        We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and obtained funding from issuances of equity and debt. In relation to cash flow generated from our operating activities, if we are unable to continuously remove associated natural gas in large quantities from the Jubilee Field, and the potential production restraints caused thereby, then the Company's cash flows from operations will be adversely affected

        While we are presently in a strong financial position, the decline in oil pricing experienced during the fourth quarter of 2014, if prolonged or if further deterioration of pricing continues, could impact our ability to generate sufficient operating cash flows to meet our funding requirements as well as impact the borrowing base available under the Facility. Commodity prices are volatile and future prices cannot be accurately predicted, however, we maintain a hedging program to mitigate the price volatility. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Current commodity prices, our hedging program and our current liquidity position support our capital program for 2015. As such, our 2015 capital budget is based on our development plans for Ghana and our exploration program for 2015.

Sources and Uses of Cash

        The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	$443,586	$522,404	$371,530
Proceeds on sale of assets	58,315	—	—
Net proceeds from issuance of senior secured notes	294,000	—	—
Restricted cash	20,924	—	—

	816,825	522,404	371,530

Uses of cash and cash equivalents:
Oil and gas assets	$424,535	$317,413	$368,990
Other property	2,383	4,970	9,994
Payments on long-term debt	400,000	100,000	110,000
Purchase of treasury stock	11,096	13,101	8,378
Deferred financing costs	22,088	2,226	8,418
Restricted cash	—	1,750	23,678

	860,102	439,460	529,458

Increase (decrease) in cash and cash equivalents	$(43,277)	$82,944	$(157,928)

        Net cash provided by operating activities.    Net cash provided by operating activities in 2014 was $443.6 million compared with net cash provided by operating activities of $522.4 million in 2013 and $371.5 million in 2012, respectively. The decrease in cash provided by operating activities in the year ended December 31, 2014 when compared to the same period in 2013 was primarily due to an increase in results from operations offset by a negative change in working capital items. The increase in cash provided by operating activities in 2013 when compared to 2012 was primarily due to an increase in oil and gas revenues and a positive change in working capital items.

        The following table presents our liquidity and financial position as of December 31, 2014:

December 31, 2014
(In thousands)
Cash and cash equivalents	$554,831
Restricted cash	32,051
Senior Notes at par	300,000
Drawings under the Facility	500,000

Net debt	$213,118
Availability under the Facility	$1,000,000
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,854,831

Capital Expenditures and Investments

        We expect to incur substantial costs as we:

  •
  develop our discoveries that we determine to be commercially viable;

  •
  execute our 2015 exploration and appraisal drilling program in our license areas;

  •
  purchase and analyze seismic and other geological and geophysical data to identify future prospects; and

  •
  invest in additional oil and natural gas leases and licenses.

        We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our participating interests in our prospects, the costs involved in developing or participating in the development of a prospect, the timing of third-party projects, our ability to utilize our available drilling rig capacity, and the availability of suitable equipment and qualified personnel. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

2015 Capital Program

        We estimate we will spend approximately $800 million of capital for the year ending December 31, 2015. This capital expenditure budget consists of:

  •
  approximately $500 million for developmental related expenditures offshore Ghana; and

  •
  approximately $300 million for exploration and appraisal related expenditures, including new venture opportunities.

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

        As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of December 31, 2014, we have $44.6 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

        As of December 31, 2014, borrowings under the Facility totaled $500.0 million and the undrawn availability under the Facility was $1.0 billion.

        Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. As part of the March 2014 amendment, the Facility's estimated effective interest rate was changed and, accordingly, we adjusted our estimate of deferred interest previously recorded during prior years by $4.5 million, which was recorded as a reduction to interest expense.

        The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of December 31, 2014, we had no letters of credit issued under the Facility.

        We have the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31 and September 30. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets' reserves and/or resources in Ghana.

        If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility contains customary cross default provisions.

        We were in compliance with the financial covenants contained in the Facility as of the September 30, 2014 forecast (the most recent assessment date), which requires the maintenance of:

  •
  the field life cover ratio (as defined in the glossary), not less than 1.30x; and

  •
  the loan life cover ratio (as defined in the glossary), not less than 1.10x; and

  •
  the debt cover ratio (as defined in the glossary), not more than 3.5x; and

  •
  the interest cover ratio (as defined in the glossary), not less than 2.25x;

Corporate Revolver

        In November 2012, we secured a Corporate Revolver from a number of financial institutions which, as amended, has an availability of $300.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs.

        As of December 31, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million.

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

        We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2014 (the most recent assessment date), which requires the maintenance of:

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

Revolving Letter of Credit Facility

        In July 2013, we entered into a revolving letter of credit facility agreement ("LC Facility"). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2014, there were seven outstanding letters of credit totaling $21.5 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

        During August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

        The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries (the "Guarantees").

        Redemption and Repurchase.    At any time prior to August 1, 2017 and subject to certain conditions, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes issued under the indenture dated August 1, 2014 related to the Senior Notes (the "Indenture") at a redemption price of 107.875%, plus accrued and unpaid interest, with the cash proceeds of certain eligible equity offerings. Additionally, at any time prior to August 1, 2017, the Company may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after August 1, 2017, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after August 1, 2017, but before August 1, 2018	103.9%
On or after August 1, 2018, but before August 1, 2019	102.0%
On or after August 1, 2019 and thereafter	100.0%

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

        Covenants.    The Indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the Senior Notes are assigned an investment grade rating by both Standard & Poor's Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.

        Collateral.    The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all currently outstanding shares, additional shares, dividends or other distributions paid in respect of such shares or any other property derived from such shares, in each case held by us in relation to the Company's direct subsidiary, Kosmos Energy Holdings, pursuant to the terms of the Charge over Shares of Kosmos Energy Holdings dated November 23, 2012, as amended and restated on March 14, 2014, between the Company and BNP Paribas as Security and Intercreditor Agent. The Senior Notes share pari passu in the benefit of such equitable charge based on the respective amounts of the obligations under the Indenture and the amount of obligations under the Corporate Revolver. The Guarantees are not secured.

Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2014:

	Payments Due By Year(4)
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Principal debt repayments(1)	$800,000	$—	$—	$—	$—	$57,571	$742,429
Interest payments on long-term debt(2)	352,620	61,192	58,898	61,630	55,707	54,207	60,986
Operating leases	16,095	3,260	3,158	3,223	3,323	3,131	—
Atwood Achiever drilling rig contract(3)	486,115	139,825	199,920	146,370	—	—	—

(1)
Includes the scheduled principal maturities for the Senior Notes and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2014, there were no borrowings under the Corporate Revolver.

(2)
Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and interest on the Senior Notes.

(3)
Commitments calculated using a day rate of $595,000, excluding applicable taxes. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 130 days during 2015 and 30 days during 2016) were assigned to a third-party.

(4)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

        The following table presents maturities by expected debt maturity dates, the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt's estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

							Liability Fair Value at December 31, 2014
	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$—	$300,000	$(255,000)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$57,571	$442,429	$(500,000)
Weighted average interest rate(2)	3.64%	4.55%	5.25%	5.90%	6.27%	6.89%
Interest rate swaps:
Notional debt amount(3)	$16,875	$6,250	$—	$—	$—	$—	$(329)
Fixed rate payable	2.22%	2.22%	—	—	—	—
Variable rate receivable(4)	0.52%	1.18%	—	—	—	—
Notional debt amount(3)	$16,875	$6,250	$—	$—	$—	$—	$(346)
Fixed rate payable	2.31%	2.31%	—	—	—	—
Variable rate receivable(4)	0.52%	1.18%	—	—	—	—
Notional debt amount(3)	$23,137	$—	$—	$—	$—	$—	$(114)
Fixed rate payable	1.34%	—	—	—	—	—
Variable rate receivable(4)	0.36%	—	—	—	—	—

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of December 31, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2014, there were no borrowings under the Corporate Revolver.

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

        Subsequent to December 31, 2014, we entered into capped interest rate swaps for $200.0 million from January 2016 through December 2018. For $200.0 million of debt that is hedged, we expect to pay an average 1-month LIBOR rate of 1.23% if LIBOR is below 3.0%, and pay the market rate less 1.77% if LIBOR is above 3.0%, net of the capped interest rate swaps.

Off-Balance Sheet Arrangements

        We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2014, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos' liquidity or availability of or requirements for capital resources.

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

        Revenue Recognition.    We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2014 and 2013, we had no oil and gas imbalances recorded in our consolidated financial statements.

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

        Income Taxes.    We account for income taxes as required by the ASC 740—Income Taxes ("ASC 740"). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2014 and 2013, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.

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

New Accounting Pronouncements

        In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

        In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The standard may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, to disclose that fact. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

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

        We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See "Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 9—Derivative Financial Information and Note 10—Fair Value Measurements" for a description of the accounting procedures we follow relative to our derivative financial instruments.

        The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2014:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2013	$(11,017)	$(2,734)	$(13,751)
Changes in contract fair value	270,192	(285)	269,907
Contract maturities	(6,690)	2,230	(4,460)

Fair value of contracts outstanding as of December 31, 2014	$252,485	$(789)	$251,696

Commodity Price Risk

        The Company's revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Crude oil prices in 2014 began the year strong and remained strong through the summer before decreasing rapidly during the fourth quarter. Dated Brent crude, the benchmark against which our oil sales are indexed, peaked above $115 per barrel in June before falling below $60 at year-end.

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

Commodity Price Sensitivity

        The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2014:

			Weighted Average Dated Brent Price per Bbl					Asset Fair Value at December 31, 2014(1)
Term	Type of Contract	MBbl	Deferred Premium Payable	Swap	Floor	Ceiling	Call
2015:
January—December	Three-way collars	4,230	$0.46	$—	$87.43	$110.00	$133.82	$111,955
January—December	Swaps with calls	2,000	—	93.59	—	—	115.00	64,820
2016:
January—December	Purchased puts	2,000	$3.41	$—	$85.00	$—	$—	$35,620
January—December	Three-way collars	2,000	—	—	85.00	110.00	135.00	40,090

(1)
Fair values are based on the average forward Dated Brent oil prices on December 31, 2014 which by year are: 2015—$61.25 and 2016—$68.81. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on February 18, 2015 market quotes by year are: 2015—$63.12, 2016—$68.53, and 2017—$71.74.

        In January 2015, we entered into swap contracts and sold put contracts for 2.0 MMBbl from January 2016 through December 2016 with a fixed price of $75.00 per barrel and a short put price of

$60.00 per barrel. In addition, we sold call contracts for 2.0 MMBbl from January 2017 through December 2017 with a strike price of $85.00 per barrel. The contracts are indexed to Dated Brent prices and we paid a net premium of $3.0 million.

        At December 31, 2014, our open commodity derivative instruments were in a net asset position of $252.5 million. As of December 31, 2014, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $75.4 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $55.8 million.

Interest Rate Derivative Instruments

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

        At December 31, 2014, we had floating rate indebtedness outstanding under the Facility of $500.0 million, of which $434.4 million bore interest at floating rates after consideration of our interest rate hedges. The interest rate on this indebtedness as of December 31, 2014 was approximately 3.4%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $1.0 billion of undrawn availability under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

        As of December 31, 2014, the fair market value of our interest rate swaps was a net liability of approximately $0.8 million. If LIBOR increased by 10%, we estimate it would have a negligible impact on the fair market value of our interest rate swaps.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kosmos Energy Ltd.

        We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules included at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kosmos Energy Ltd. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the financial information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kosmos Energy Ltd.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kosmos Energy Ltd.

        We have audited Kosmos Energy Ltd.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kosmos Energy Ltd.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Kosmos Energy Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kosmos Energy Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Kosmos Energy Ltd. and our report dated February 23, 2015 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
February 23, 2015

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$554,831	$598,108
Restricted cash	15,926	21,475
Receivables:
Joint interest billings	60,592	19,930
Oil sales	61,731	281
Other	41,221	1,115
Inventories	55,354	47,424
Prepaid expenses and other	25,278	27,010
Deferred tax assets	32,268	19,618
Derivatives	163,275	—

Total current assets	1,010,476	734,961
Property and equipment:
Oil and gas properties, net	1,773,186	1,508,062
Other property, net	11,660	14,900

Total property and equipment, net	1,784,846	1,522,962
Other assets:
Restricted cash	16,125	31,500
Long-term receivables—joint interest billings	14,174	—
Deferred financing costs, net of accumulated amortization of $33,389 and $24,976 at December 31, 2014 and 2013, respectively	48,753	40,111
Long-term deferred tax assets	9,182	16,292
Derivatives	89,210	—

Total assets	$2,972,766	$2,345,826

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$184,400	$94,172
Accrued liabilities	201,967	115,212
Deferred tax liability	61,683	—
Derivatives	721	9,940

Total current liabilities	448,771	219,324
Long-term liabilities:
Long-term debt	794,269	900,000
Derivatives	68	3,811
Asset retirement obligations	44,023	39,596
Deferred tax liability	337,961	170,226
Other long-term liabilities	8,715	20,534

Total long-term liabilities	1,185,036	1,134,167
Shareholders' equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2014 and 2013	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 392,443,048 and 391,974,287 issued at December 31, 2014 and 2013, respectively	3,924	3,920
Additional paid-in capital	1,860,190	1,781,535
Accumulated deficit	(494,850)	(774,220)
Accumulated other comprehensive income	767	2,158
Treasury stock, at cost, 5,555,088 and 4,400,135 shares at December 31, 2014 and 2013, respectively	(31,072)	(21,058)

Total shareholders' equity	1,338,959	992,335

Total liabilities and shareholders' equity	$2,972,766	$2,345,826

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues and other income:
Oil and gas revenue	$855,877	$851,212	$667,951
Gain on sale of assets	23,769	—	—
Other income	3,092	941	3,150

Total revenues and other income	882,738	852,153	671,101
Costs and expenses:
Oil and gas production	100,122	96,791	95,109
Exploration expenses	93,519	230,314	100,652
General and administrative	135,231	158,421	157,087
Depletion and depreciation	198,080	222,544	185,707
Interest and other financing costs, net	45,548	47,590	65,425
Derivatives, net	(281,853)	17,027	31,490
Restructuring charges	11,742	—	—
Other expenses, net	2,081	3,512	1,475

Total costs and expenses	304,470	776,199	636,945

Income before income taxes	578,268	75,954	34,156
Income tax expense	298,898	166,998	101,184

Net income (loss)	$279,370	$(91,044)	$(67,028)

Net income (loss) per share attributable to common shareholders:
Basic	$0.73	$(0.24)	$(0.18)

Diluted	$0.72	$(0.24)	$(0.18)

Weighted average number of shares used to compute net income (loss) per share:
Basic	379,195	376,819	371,847

Diluted	386,119	376,819	371,847

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$279,370	$(91,044)	$(67,028)
Other comprehensive income :
Reclassification adjustments for derivative (gains) losses included in net income (loss)	(1,391)	(1,527)	163
Income tax benefit	—	—	1,027

Other comprehensive income (loss)	(1,391)	(1,527)	1,190

Comprehensive income (loss)	$277,979	$(92,571)	$(65,838)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Shares				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	Shares	Amount					Total
Balance as of December 31, 2011	390,531	$3,905	$1,629,453	$(616,148)	$3,522	$(6)	$1,020,726
Equity-based compensation	—	—	83,423	—	—	—	83,423
Derivatives, net	—	—	—	—	163	—	163
Restricted stock awards	893	9	(9)	—	—	—	—
Restricted stock forfeitures	—	—	13	—	—	(13)	—
Purchase of treasury stock	—	—	—	—	—	(8,378)	(8,378)
Net loss	—	—	—	(67,028)	—	—	(67,028)

Balance as of December 31, 2012	391,424	3,914	1,712,880	(683,176)	3,685	(8,397)	1,028,906
Equity-based compensation	—	—	69,101	—	—	—	69,101
Derivatives, net	—	—	—	—	(1,527)	—	(1,527)
Restricted stock awards and units	550	6	(6)	—	—	—	—
Restricted stock forfeitures	—	—	6	—	—	(6)	—
Purchase of treasury stock	—	—	(446)	—	—	(12,655)	(13,101)
Net loss	—	—	—	(91,044)	—	—	(91,044)

Balance as of December 31, 2013	391,974	3,920	1,781,535	(774,220)	2,158	(21,058)	992,335
Equity-based compensation	—	—	79,741	—	—	—	79,741
Derivatives, net	—	—	—	—	(1,391)	—	(1,391)
Restricted stock awards and units	469	4	(4)	—	—	—	—
Restricted stock forfeitures	—	—	2	—	—	(2)	—
Purchase of treasury stock	—	—	(1,084)	—	—	(10,012)	(11,096)
Net income	—	—	—	279,370	—	—	279,370

Balance as of December 31, 2014	392,443	$3,924	$1,860,190	$(494,850)	$767	$(31,072)	$1,338,959

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$279,370	$(91,044)	$(67,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	208,628	233,598	194,691
Deferred income taxes	216,409	82,380	80,036
Unsuccessful well costs	1,105	107,565	32,229
Change in fair value of derivatives	(271,298)	23,093	18,465
Cash settlements on derivatives	4,460	(33,411)	(28,594)
Equity-based compensation	79,541	69,026	83,423
Gain on sale of assets	(23,769)	—	—
Loss on extinguishment of debt	2,898	—	5,342
Other	(3,875)	4,916	7,890
Changes in assets and liabilities:
(Increase) decrease in receivables	(156,192)	111,677	176,905
Increase in inventories	(8,100)	(16,763)	(7,385)
(Increase) decrease in prepaid expenses and other	1,732	(16,540)	3,443
Increase (decrease) in accounts payable	90,228	(34,683)	(126,401)
Increase (decrease) in accrued liabilities	22,449	82,590	(1,486)

Net cash provided by operating activities	443,586	522,404	371,530
Investing activities
Oil and gas assets	(424,535)	(317,413)	(368,990)
Other property	(2,383)	(4,970)	(9,994)
Proceeds from sale of assets	58,315	—	—
Restricted cash	20,924	(1,750)	(23,678)

Net cash used in investing activities	(347,679)	(324,133)	(402,662)
Financing activities
Payments on long-term debt	(400,000)	(100,000)	(110,000)
Net proceeds from issuance of senior secured notes	294,000	—	—
Purchase of treasury stock	(11,096)	(13,101)	(8,378)
Deferred financing costs	(22,088)	(2,226)	(8,418)

Net cash used in financing activities	(139,184)	(115,327)	(126,796)

Net increase (decrease) in cash and cash equivalents	(43,277)	82,944	(157,928)
Cash and cash equivalents at beginning of period	598,108	515,164	673,092

Cash and cash equivalents at end of period	$554,831	$598,108	$515,164

Supplemental cash flow information
Cash paid for:
Interest	$23,182	$36,313	$41,234

Income taxes	$108,068	$68,437	$22,020

See accompanying notes.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements

1. Organization

        Kosmos Energy Ltd. was incorporated pursuant to the laws of Bermuda in January 2011 to become a holding company for Kosmos Energy Holdings. Kosmos Energy Holdings is a privately held Cayman Islands company that was formed in March 2004. As a holding company, Kosmos Energy Ltd.'s management operations are conducted through a wholly owned subsidiary, Kosmos Energy, LLC. The terms "Kosmos," the "Company," "we," "us," "our," "ours," and similar terms refer to Kosmos Energy Ltd. and its wholly owned subsidiaries, unless the context indicates otherwise.

        Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco (including Western Sahara), Senegal and Suriname. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

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

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or shareholders' equity.

Cash and Cash Equivalents

        Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

Restricted Cash

        In accordance with our commercial debt facility (the "Facility"), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 ("Senior Notes") plus the Corporate Revolver or

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

the Facility, whichever is greater. As of December 31, 2014 and 2013, we had $15.9 million and $18.6 million, respectively, in current restricted cash to meet this requirement.

        In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of December 31, 2014 and 2013, we had zero and $2.9 million, respectively, of current restricted cash and $16.1 million and $31.5 million, respectively, of long-term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.

Receivables

        Our receivables consist of joint interest billings, oil sales and other receivables. For our oil sales receivable, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor's ownership interest in oil and natural gas properties we operate, and the owner's ability to pay its obligation, among other things. We did not have any allowance for doubtful accounts as of December 31, 2014 and 2013.

Inventories

        Inventories consisted of $55.3 million and $45.8 million of materials and supplies and $0.1 million and $1.6 million of hydrocarbons as of December 31, 2014 and 2013, respectively. The Company's materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

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

Depletion, Depreciation and Amortization

        Proved properties and support equipment and facilities are depleted using the unit-of-production method based on estimated proved oil and natural gas reserves. Capitalized exploratory drilling costs that result in a discovery of proved reserves and development costs are amortized using the unit-of- production method based on estimated proved developed oil and natural gas reserves for the related field.

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

Revenue Recognition

        We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2014 and 2013, we had no oil and gas imbalances recorded in our consolidated financial statements.

        Our oil and gas revenues are based on provisional price contracts which contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The embedded derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month after the sale.

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

Restructuring Charges

        The Company accounts for restructuring charges in accordance with ASC 420—Exit or Disposal Cost Obligations. Under these standards, the costs associated with restructuring charges are recorded during the period in which the liability is incurred. During the year ended December 31, 2014, we recognized $11.7 million in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization, which includes $5.0 million of accelerated non-cash expense related to awards previously granted under our Long-Term Incentive Plan (the "LTIP").

Treasury Stock

        We record treasury stock purchases at cost. The majority of our treasury stock purchases are from our employees that surrendered shares to the Company to satisfy their minimum tax withholding requirements and were not part of a formal stock repurchase plan. The remainder of our treasury stock is forfeited restricted stock awards granted under our long-term incentive plan.

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

Recent Accounting Standards

        In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning after December 31, 2014 with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        In June 2014, the FASB issued ASU 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The standard may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, to disclose that fact. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

3. Acquisitions and Divestitures

        In November 2012, we finalized the assignment of a 50% participating interest in our blocks offshore Suriname, Block 42 and Block 45, to Chevron. We retain a 50% participating interest in the blocks and remain the operator for the exploration phase of the petroleum contracts. In the fourth quarter of 2012, we received $23.7 million in reimbursement of previously incurred expenses as a result of closing the transaction. Accordingly, exploration expense and general and administrative expense were reduced by $22.7 million and $1.0 million, respectively.

        In January 2013, we closed an agreement to acquire an additional 37.5% participating interest in the Essaouira Offshore block from Canamens Energy Morocco SARL, one of our block partners. Government approvals for this acquisition were finalized in November 2013.

        In April 2013, we entered into a farm-in agreement with Antrim Energy Inc., whereby we acquired a 75% participating interest and operatorship, covering Licensing Option 11/5 offshore the west coast of Ireland. As part of the agreement, we reimbursed a portion of previously-incurred exploration costs, as well as carry the partner on future 3D seismic costs.

        In April 2013, we entered into a farm-in agreement with Europa Oil & Gas (Holdings) plc, whereby we acquired an 85% participating interest and operatorship, covering Licensing Option 11/7 and 11/8 offshore the west coast of Ireland. As part of the agreement, we reimbursed a portion of previously incurred exploration costs, as well as carry the partner on future 3D seismic costs. Contingent upon an election by us and our partner to enter into a subsequent exploration drilling phase on one or both of the blocks, we will also fund 100% of the costs of the first exploration well on

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions and Divestitures (Continued)

each block, subject to an investment cap of $90.0 million and $110.0 million, respectively, on each block.

        In August 2013, final government approvals and processes were completed for the acquisition of the additional 18.8% participating interest in the Foum Assaka block in the Agadir Basin offshore Morocco from Pathfinder Hydrocarbon Ventures Limited ("Pathfinder"), a wholly owned subsidiary of Fastnet Oil and Gas Plc ("Fastnet"), one of our block partners.

        In the first quarter of 2014, we closed three farm-out agreements with BP Exploration (Morocco) Limited, a wholly owned subsidiary of BP plc ("BP"), covering our three blocks in the Agadir Basin, offshore Morocco. Under the terms of the agreements, BP acquired a non-operating interest in each of the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks. BP will fund Kosmos' share of the cost of one exploration well in each of the three blocks, subject to a maximum spend of $120.0 million per well, and pay its proportionate share of any well costs above the maximum spend. In the event a second exploration well is drilled in any block, BP will pay 150% of its share of costs subject to a maximum spend of $120.0 million per well. The sales proceeds of the farm-outs were $56.9 million. After giving effect to these farm-outs, our participating interests are 30.0%, 29.9% and 30.0% in the Essaouira Offshore, Foum Assaka Offshore and Tarhazoute Offshore blocks, respectively, and we remain the operator. The proceeds on the sale of the interests exceeded our book basis in the assets, resulting in a $23.8 million gain on the transaction.

        In the first quarter of 2014, we closed a farm-out agreement with Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC ("Cairn"), covering the Cap Boujdour Offshore block, offshore Western Sahara. Under the terms of the agreement, Cairn acquired a 20% non-operated interest in the exploration permits comprising the Cap Boujdour Offshore block. Under the terms of the agreement, Cairn will pay 150% of its share of costs of a 3D seismic survey capped at $25.0 million and one exploration well capped at $100.0 million. In the event the exploration well is successful, Cairn will pay 200% of its share of costs on two appraisal wells capped at $100.0 million per well. Additionally, Cairn will contribute $12.3 million towards our future costs. Cairn paid $1.5 million for their share of costs incurred from the effective date of the farm-out agreement through the closing date, which was recorded as a reduction in our basis. After giving effect to the farm-out, our participating interest in the Cap Boujdour Offshore block is 55.0% and we remain the operator.

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

        In February 2015, we entered into a farm-out agreement with Chevron covering the C8, C12 and C13 petroleum contracts offshore Mauritania. Under the terms of the farm-out agreement, Chevron will acquire a 30% non-operated working interest in each of the contract areas. Chevron will pay a disproportionate share of the costs of one exploration well and a second contingent exploration well, subject to maximum expenditure caps. In addition, Chevron will pay its proportionate share of

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions and Divestitures (Continued)

previously incurred exploration costs. Chevron will not initially fund drilling of the Tortue prospect, but retains the option to participate in this prospect after the transaction is completed. The transaction is subject to customary closing conditions. Once these farm-out agreements become effective, Kosmos, Chevron and SMHPM's participating interest in Block C8, Block C12 and Block C13 will be 60%, 30% and 10%, respectively.

4. Joint Interest Billings

        The Company's joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

        In 2014, the Ghana National Petroleum Corporation ("GNPC") notified us and our block partners that it would exercise its right for the contractor group to pay its 5% share of the Tweneboa, Enyenra and Ntomme ("TEN") development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC's TEN production revenues under the terms of the DT petroleum contract. As of December 31, 2014, the joint interest billing receivables due from GNPC for the TEN development costs were $14.2 million, which were classified as long-term on the consolidated balance sheets.

5. Property and Equipment

        Property and equipment is stated at cost and consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Oil and gas properties:
Proved properties	$1,156,868	$801,348
Unproved properties	363,717	524,257
Support equipment and facilities	968,722	710,289

Total oil and gas properties	2,489,307	2,035,894
Less: accumulated depletion	(716,121)	(527,832)

Oil and gas properties, net	1,773,186	1,508,062
Other property	33,718	31,658
Less: accumulated depreciation	(22,058)	(16,758)

Other property, net	11,660	14,900

Total property and equipment, net	$1,784,846	$1,522,962

        We recorded depletion expense of $188.3 million, $213.7 million and $178.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The following table reflects the Company's capitalized exploratory well costs on completed wells as of and during years ended December 31, 2014, 2013 and 2012. The table excludes $1.1 million, $78.5 million and $29.6 million in costs that were capitalized and subsequently expensed during the same year for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, the exploratory well costs associated with the TEN development were reclassified to proved property.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$376,166	$372,492	$267,592
Additions to capitalized exploratory well costs pending the determination of proved reserves	71,039	32,804	107,527
Reclassification due to determination of proved reserves	(220,491)	—	—
Capitalized exploratory well costs charged to expense	—	(29,130)	(2,627)

Ending balance	$226,714	$376,166	$372,492

        The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$16,814	$11,426	$106,635
Exploratory well costs capitalized for a period one to two years	40,865	229,140	179,933
Exploratory well costs capitalized for a period three to five years	169,035	135,600	85,924

Ending balance	$226,714	$376,166	$372,492

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	8	7

        As of December 31, 2014, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to Mahogany, Teak-1, Teak-2 and Akasa discoveries in the West Cape Three Points ("WCTP") Block and the Wawa discovery in the Deepwater Tano ("DT") Block, which are all in Ghana.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

6. Suspended Well Costs (Continued)

        Mahogany—Three appraisal wells have been drilled. Additionally, we deepened a development well in the Jubilee Field to further appraise the Mahogany discovery. Following additional evaluation, a decision regarding commerciality of the Mahogany discovery is expected to be made by the WCTP Block partners in early 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP petroleum contract.

        Teak-1 Discovery—Two appraisal wells have been drilled. Following additional evaluation, a decision regarding commerciality of the Teak-1 discovery is expected to be made by the WCTP Block partners in early 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP petroleum contract.

        Teak-2 Discovery—We have performed a gauge installation on the well and reprocessed seismic data. Following additional evaluation, a decision regarding commerciality of the Teak-2 discovery is expected to be made by the WCTP Block partners in early 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP petroleum contract.

        Akasa Discovery—We performed a drill stem test and gauge installation on the discovery well and drilled one appraisal well, the Akasa-2A. Following additional evaluation, a decision regarding commerciality of the Akasa discovery is expected to be made by the WCTP Block partners in early 2015. Within six months of such a declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the WCTP petroleum contract.

        Wawa Discovery—We are currently reprocessing seismic data and have acquired a high resolution seismic survey over the discovery area. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery is expected to be made by the DT Block partners in 2016. Within six months of such declaration, a PoD would be prepared and submitted to Ghana's Ministry of Energy, as required under the DT petroleum contract.

7. Accrued Liabilities

        Accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Accrued liabilities:
Accrued exploration, development and production	$139,393	$73,976
Accrued general and administrative expenses	21,926	4,255
Accrued taxes other than income	20,315	15,188
Accrued interest	10,271	—
Income taxes	9,233	20,379
Accrued other	829	1,414

	$201,967	$115,212

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt

        Debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Outstanding debt principal balances:
Facility	$500,000	$900,000
Senior Notes	300,000	—

Total	800,000	900,000
Unamortized issuance discounts	(5,731)	—

Long-term debt	$794,269	$900,000

Facility

        In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions, including the International Finance Corporation. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

        As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of December 31, 2014, we have $44.6 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

        As of December 31, 2014, borrowings under the Facility totaled $500.0 million and the undrawn availability under the Facility was $1.0 billion.

        Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility. As part of the March 2014 amendment, the Facility's estimated effective interest rate was changed and, accordingly, we adjusted our estimate of deferred interest previously recorded during prior years by $4.5 million, which was recorded as a reduction to interest expense.

        The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of December 31, 2014, we had no letters of credit issued under the Facility.

        Kosmos has the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31 and September 30. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets' reserves and/or resources in Ghana.

        If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility contains customary cross default provisions.

        We were in compliance with the financial covenants contained in the Facility as of the September 30, 2014 (the most recent assessment date).

Corporate Revolver

        In November 2012, we secured a Corporate Revolver from a number of financial institutions which, as amended, has an availability of $300.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of December 31, 2014, we have $2.9 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term, or November 20, 2015.

        As of December 31, 2014, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million.

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

        We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2014 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

Revolving Letter of Credit Facility

        In July 2013, we entered into a revolving letter of credit facility agreement ("LC Facility"). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. The LC Facility provides that we maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%. The fees associated with outstanding letters of credit issued will be 0.5% per annum. The LC Facility has an availability period which expires on June 1, 2016. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2014, there were seven outstanding letters of credit totaling $21.5 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

        During August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

        The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries (the "Guarantees").

        Redemption and Repurchase.    At any time prior to August 1, 2017 and subject to certain conditions, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes issued under the indenture dated August 1, 2014 related to the Senior Notes (the "Indenture") at a redemption price of 107.875%, plus accrued and unpaid interest, with the cash proceeds of certain eligible equity offerings. Additionally, at any time prior to August 1, 2017, the Company may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after August 1, 2017, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after August 1, 2017, but before August 1, 2018	103.9%
On or after August 1, 2018, but before August 1, 2019	102.0%
On or after August 1, 2019 and thereafter	100.0%

        We may also redeem the Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the Senior Notes at a price equal to the

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

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

        Covenants.    The Indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the Senior Notes are assigned an investment grade rating by both Standard & Poor's Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.

        Collateral.    The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all currently outstanding shares, additional shares, dividends or other distributions paid in respect of such shares or any other property derived from such shares, in each case held by us in relation to the Company's direct subsidiary, Kosmos Energy Holdings, pursuant to the terms of the Charge over Shares of Kosmos Energy Holdings dated November 23, 2012, as amended and restated on March 14, 2014, between the Company and BNP Paribas as Security and Intercreditor Agent. The Senior Notes share pari passu in the benefit of such equitable charge based on the respective amounts of the obligations under the Indenture and the amount of obligations under the Corporate Revolver. The Guarantees are not secured.

        At December 31, 2014, the estimated repayments of debt during the five years and thereafter are as follows:

	Payments Due by Year
	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Principal debt repayments(1)	$—	$—	$—	$—	$57,571	$742,429

(1)
Includes the scheduled principal maturities for the Senior Notes and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2014. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2014, there were no borrowings under the Corporate Revolver.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

Interest and other financing costs, net

        Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest expense	$57,876	$49,317	$56,298
Amortization—deferred financing costs	10,548	11,054	8,984
Loss on extinguishment of debt	2,898	—	5,342
Capitalized interest	(20,577)	(13,074)	(10,302)
Deferred interest	(3,562)	1,658	3,584
Interest rate derivatives, net	(1,106)	(1,090)	2,627
Interest income	(529)	(275)	(1,108)

Interest and other financing costs, net	$45,548	$47,590	$65,425

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

Oil Derivative Contracts

        The following table sets forth the volumes in barrels underlying the Company's outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of December 31, 2014.

			Weighted Average Dated Brent Price per Bbl
Term	Type of Contract	MBbl	Deferred Premium Payable	Swap	Floor	Ceiling	Call
2015:
January—December	Three-way collars	4,230	$0.46	$—	$87.43	$110.00	$133.82
January—December	Swaps with calls	2,000	—	93.59	—	—	115.00
2016:
January—December	Purchased puts	2,000	$3.41	$—	$85.00	$—	$—
January—December	Three-way collars	2,000	—	—	85.00	110.00	135.00

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

        In January 2015, we entered into swap contracts and sold put contracts for 2.0 MMBbl from January 2016 through December 2016 with a fixed price of $75.00 per barrel and a short put price of $60.00 per barrel. In addition, we sold call contracts for 2.0 MMBbl from January 2017 through December 2017 with a strike price of $85.00 per barrel. The contracts are indexed to Dated Brent prices and we paid a net premium of $3.0 million.

Interest Rate Swaps Derivative Contracts

        The following table summarizes our open interest rate swaps as of December 31, 2014, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate:

Term	Weighted Average Notional Amount	Weighted Average Fixed Rate	Floating Rate
	(In thousands)
January 2015—December 2015	45,319	2.03%	6-month LIBOR
January 2016—June 2016	12,500	2.27%	6-month LIBOR

        Subsequent to December 31, 2014, we entered into capped interest rate swaps for $200.0 million from January 2016 through December 2018. For $200.0 million of debt that is hedged, we expect to pay an average 1-month LIBOR rate of 1.23% if LIBOR is below 3.0%, and pay the market rate less 1.77% if LIBOR is above 3.0%, net of the capped interest rate swaps.

        Effective June 1, 2010, we discontinued hedge accounting on all interest rate derivative instruments. Therefore, from that date forward, changes in the fair value of the instruments are recognized in earnings during the period of change. The effective portions of the discontinued hedges as of May 31, 2010, are included in AOCI in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings when the hedged transaction settles. The Company expects to reclassify $0.6 million of gains from AOCI to interest expense within the next 12 months. See Note 10—Fair Value Measurements for additional information regarding the Company's derivative instruments.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

        The following tables disclose the Company's derivative instruments as of December 31, 2014 and 2013 and gain/(loss) from derivatives during the years ended December 31, 2014, 2013 and 2012:

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2014	2013
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$163,275	$—
Commodity(2)	Derivatives assets—long-term	89,210	—
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	—	(7,873)
Interest rate	Derivatives liabilities—current	(721)	(2,067)
Commodity(4)	Derivatives liabilities—long-term	—	(3,144)
Interest rate	Derivatives liabilities—long-term	(68)	(667)

Total derivatives not designated as hedging instruments		$251,696	$(13,751)

(1)
Includes net deferred premiums payable of $1.8 million and zero related to commodity derivative contracts as of December 31, 2014 and 2013, respectively.

(2)
Includes net deferred premiums payable of $6.9 million and zero related to commodity derivative contracts as of December 31, 2014 and 2013, respectively.

(3)
Includes net deferred premiums payable of zero and $0.1 million related to commodity derivative contracts as of December 31, 2014 and 2013, respectively.

(4)
Includes net deferred premiums payable of zero and $6.5 million related to commodity derivative contracts as of December 31, 2014 and 2013, respectively.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2014	2013	2012
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$1,391	$1,527	$(163)

Total derivatives in cash flow hedging relationships		$1,391	$1,527	$(163)

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(11,661)	$(7,156)	$15,652
Commodity	Derivatives, net	281,853	(17,027)	(31,490)
Interest rate	Interest expense	(285)	(437)	(2,464)

Total derivatives not designated as hedging instruments		$269,907	$(24,620)	$(18,302)

(1)
Amounts were reclassified from AOCI into earnings upon settlement.

(2)
Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

        Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2014 and 2013, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, if an event of default occurred the offsetting amounts would be immaterial as of December 31, 2014 and 2013.

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

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2014
Assets:
Commodity derivatives	$—	$252,485	$—	$252,485
Liabilities:
Commodity derivatives	—	—	—	—
Interest rate derivatives	—	(789)	—	(789)

Total	$—	$251,696	$—	$251,696

December 31, 2013
Liabilities:
Commodity derivatives	$—	$(11,017)	$—	$(11,017)
Interest rate derivatives	—	(2,734)	—	(2,734)

Total	$—	$(13,751)	$—	$(13,751)

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

Debt

        The following table presents the carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$794,269	$755,000	$900,000	$900,000

        The carrying value of the Facility approximates fair value since it is subject to short-term floating interest rates that approximate the rates available to us for those periods. The fair value of our Senior Notes is based on quoted market prices, which results in a Level 1 fair value measurement.

11. Asset Retirement Obligations

        The following table summarizes the changes in the Company's asset retirement obligations:

	December 31,
	2014	2013
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$39,596	$27,484
Liabilities incurred during period	—	8,558
Revisions in estimated retirement obligations	—	—
Accretion expense	4,427	3,554

Ending asset retirement obligations	$44,023	$39,596

        The Ghanaian legal and regulatory regime regarding oil field abandonment and other environmental matters is evolving. Currently, no Ghanaian environmental regulations expressly require that companies abandon or remove offshore assets. Under the Environmental Permit for the Jubilee Field, a decommissioning plan will be prepared and submitted to the Ghana Environmental Protection Agency. ASC 410—Asset Retirement and Environmental Obligations requires the Company to

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

11. Asset Retirement Obligations (Continued)

recognize this liability in the period in which the liability was incurred. We have recorded an asset retirement obligation for fields that have commenced production. Additional asset retirement obligations will be recorded in the period in which wells within such producing fields are commissioned.

12. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

        Prior to our corporate reorganization, Kosmos Energy Holdings issued common units designated as profit units with a threshold value ranging from $0.85 to $90 to employees, management and directors. Profit units were equity awards that were measured on the grant date and expensed over a vesting period of four years. Founding management and directors vested 20% as of the date of issuance and an additional 20% on the anniversary date for each of the next four years. Profit units issued to employees vested 50% on the second and fourth anniversaries of the issuance date.

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

        In April 2011, the Board of Directors approved the LTIP, which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. The LTIP provides for the issuance of 24.5 million shares pursuant to awards under the plan, in addition to the 10.0 million restricted stock awards exchanged for unvested profit units. As of December 31, 2014, the Company had approximately 2.1 million shares that remain available for issuance under the LTIP.

        We record compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $74.5 million, $69.0 million and $83.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, an additional $5.0 million of equity-based compensation was recorded as restructuring charges. The total tax benefit for the years ended December 31, 2014, 2013 and 2012 was $25.7 million, $23.5 million and $28.8 million, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $6.5 million, $7.0 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of awards vested during 2014, 2013 and 2012 was approximately $37.0 million, $41.1 million, and $75.7 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. These awards vest over a four year period. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation (Continued)

        The following table reflects the outstanding restricted stock awards as of December 31, 2014:

	Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2011	17,195	$13.36	3,522	$13.30
Granted	590	12.05	303	9.45
Forfeited	(994)	13.87	(291)	12.68
Vested	(6,893)	8.05	—	—

Outstanding at December 31, 2012	9,898	16.92	3,534	12.93
Granted	351	10.73	—	—
Forfeited	(462)	16.51	(96)	12.35
Vested	(3,403)	17.18	—	—

Outstanding at December 31, 2013	6,384	16.48	3,438	12.95
Granted	—	—	—	—
Forfeited	(122)	15.20	(77)	10.74
Vested	(3,022)	16.02	—	—

Outstanding at December 31, 2014	3,240	16.95	3,361	13.00

        The following table reflects the outstanding restricted stock units as of December 31, 2014:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2011	—	$—	—	$—
Granted	1,070	10.60	854	15.81
Forfeited	(47)	10.88	(29)	15.81
Vested	—	—	—	—

Outstanding at December 31, 2012	1,023	10.59	825	15.81
Granted	1,591	10.79	1,105	15.44
Forfeited	(133)	10.51	(72)	15.74
Vested	(243)	10.59	—	—

Outstanding at December 31, 2013	2,238	10.74	1,858	15.59
Granted	2,113	10.80	1,572	15.71
Forfeited	(412)	10.90	(184)	15.48
Vested	(572)	10.74	—	—

Outstanding at December 31, 2014	3,367	10.76	3,246	15.66

        As of December 31, 2014, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $80.2 million over a weighted average period of 1.61 years.

        For restricted stock awards and restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company's total shareholder return with the total shareholder return of a predetermined group of peer companies

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

12. Equity-based Compensation (Continued)

over the performance period and can vest in up to 100% of the awards granted for restricted stock awards and up to 200% of the awards granted for restricted stock units. The grant date fair value of these awards ranged from $6.70 to $13.57 per award for restricted stock awards and $15.44 to $15.81 per award for restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 41.3% to 56.7% for restricted stock awards and 39.0% to 54.0% for restricted stock units. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.1% for restricted stock awards and 0.5% to 1.2% for restricted stock units.

        For profit units that were exchanged for restricted stock awards, the significant assumptions used to calculate the fair values of the profit units granted, as calculated using a binomial tree, were as follows: no dividend yield, expected volatility ranging from approximately 25% to 66%; risk-free interest rate ranging from 1.3% to 5.1%; expected life ranging from 1.2 to 8.1 years; and projected turnover rates ranging from 7.0% to 27.0% for employees and none for management. For profit units granted immediately prior to our initial public offering, we utilized the midpoint of the range of the estimated offering price, or $17.00 per share.

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

        The components of income before income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Bermuda	$(31,787)	$(26,492)	$(11,651)
United States	15,684	11,872	14,342
Foreign—other	594,371	90,574	31,465

Income before income taxes	$578,268	$75,954	$34,156

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The components of the provision for income taxes attributable to our income before income taxes consist of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Bermuda	$—	$—	$—
United States	27,167	14,182	21,148
Foreign—other	55,322	70,436	—

Total current	82,489	84,618	21,148
Deferred:
Bermuda	—	—	—
United States	(14,403)	(2,665)	(7,908)
Foreign—other	230,812	85,045	87,944

Total deferred	216,409	82,380	80,036

Income tax expense	$298,898	$166,998	$101,184

        Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxed at different rates	266,993	127,301	73,277
Change in valuation allowance(1)	16,401	(4,065)	14,103
Non-deductible and other items(1)	8,957	36,664	5,669
Tax shortfall on equity-based compensation	6,547	7,098	8,135

Total tax expense	$298,898	$166,998	$101,184

Effective tax rate(2)	51.7%	219.9%	296.2%

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

(2)
The effective tax rate during the years ended December 31, 2014, 2013 and 2012 was also impacted by losses of $159.9 million, $178.8 million and $168.5 million, respectively, incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        As of December 31, 2013, our Ghana operations were in a net deferred tax liability position. The Ghana net operating loss carryforward existing as of December 2012 was utilized during 2013.

        The effective tax rate for the United States is approximately 81%, 97% and 92% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rate in the United States is impacted by the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 36% for the years ended December 31, 2014, 2013 and 2012. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

        Deferred tax assets and liabilities, which are computed on the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses(1)	$60,401	$46,087
Foreign net operating losses(1)	15,548	17,579
Equity compensation	36,711	28,112
Unrealized derivative losses	—	10,197
Other	20,657	9,582

Total deferred tax assets	133,317	111,557
Valuation allowance(1)	(75,941)	(59,540)

Total deferred tax assets, net	57,376	52,017
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(322,895)	(186,333)
Unrealized derivative gains	(92,675)	—

Total deferred tax liabilities	(415,570)	(186,333)

Net deferred tax asset (liability)	$(358,194)	$(134,316)

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

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The Company has recorded a full valuation allowance against the net deferred tax assets in Ireland, Mauritania, Morocco, Senegal and Suriname. The net change in the valuation allowance of $16.4 million is due to additional losses generated in these countries.

        The Company has entered into various petroleum contracts in Morocco. These petroleum contracts provide for a tax holiday, at a 0% tax rate, for a period of 10 years beginning on the date of first production, if any. The Company currently has recorded deferred tax assets of $28.9 million, recorded at the Moroccan statutory rate of 30%, with an offsetting valuation allowance of $28.9 million. We will re-evaluate our deferred tax position upon entering the tax holiday period and at such time may reduce the statutory rate applied to the deferred tax assets in Morocco to the extent those deferred tax assets are realized within the tax holiday period.

        The Company has foreign net operating loss carryforwards of $52.4 million. Of these losses, we expect $0.8 million, $9.4 million, $35.5 million and $0.6 million to expire in 2014, 2015, 2016 and 2021, respectively, and $6.1 million do not expire. All of these losses currently have offsetting valuation allowances.

        A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which the Company operates. The Company is open to U.S. federal income tax examinations for tax years 2012 through 2014 and to Texas margin tax examinations for the tax years 2010 through 2014. In addition, the Company is open to income tax examinations for years 2004 through 2014 in its significant other foreign jurisdictions (Ghana, Cameroon and Morocco).

        As of December 31, 2014, the Company had no material uncertain tax positions. The Company's policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has had no need to accrue any to date.

14. Net Income (Loss) Per Share

        In the calculation of basic net income per common share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. We calculate basic net income per common share attributable to common shareholders under the two-class method. The Company's participating securities, which consist solely of service vesting restricted stock awards (See Note 12—Equity-based Compensation), do not participate in undistributed net losses because they are not contractually obligated to do so. The computation of diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed not to occur. Diluted net income (loss) per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

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

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Numerator:
Net income (loss) attributable to common shareholders	$279,370	$(91,044)	$(67,028)
Less: Basic income allocable to participating securities(1)	3,286	—	—

Basic net income (loss) allocable to common shareholders	276,084	(91,044)	(67,028)
Diluted adjustments to income allocable to participating securities(1)	58	—	—

Diluted net income (loss) allocable to common shareholders	$276,142	$(91,044)	$(67,028)

Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	379,195	376,819	371,847
Restricted stock awards and units(1)(2)	6,924	—	—

Diluted	386,119	376,819	371,847

Net income (loss) per share attributable to common shareholders:
Basic	$0.73	$(0.24)	$(0.18)
Diluted	$0.72	$(0.24)	$(0.18)

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

(2)
For the years ended December 31, 2014, 2013 and 2012, we excluded 4.4 million, 13.9 million and 15.3 million outstanding restricted stock awards and restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

15. Commitments and Contingencies

        From time to time, we are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes none of these matters, either individually or in the aggregate, would have a material effect

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

upon the Company's financial position; however, an unfavorable outcome could have a material adverse effect on our results from operations for a specific interim period or year.

        The Jubilee Field in Ghana covers an area within both the WCTP and DT petroleum contract areas. Consistent with the Ghanaian Petroleum Law, the WCTP and DT petroleum contracts and as required by Ghana's Ministry of Energy, it was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners executed a comprehensive unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party's respective rights and duties in the Jubilee Unit, which was effective July 16, 2009. Pursuant to the terms of the Jubilee UUOA, the tract participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, our Unit Interest is 24.1%. These consolidated financial statements are based on these re-determined tract participations. Our unit interest may change in the future should another redetermination occur.

        The Company leases facilities under various operating leases that expire through 2019, including our office space. Rent expense under these agreements was $4.6 million, $4.1 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build 6th generation drillship "Atwood Achiever."

        We took delivery of the Atwood Achiever in September 2014. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. We have entered into a rig sharing agreement, whereby two rig slots (estimated to be 130 days during 2015 and 30 days during 2016) were assigned to a third-party.

        Future minimum rental commitments under these leases at December 31, 2014, are as follows:

	Payments Due By Year(1)
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating leases	$16,095	$3,260	$3,158	$3,223	$3,323	$3,131	$—
Atwood Achiever drilling rig contract(2)	$486,115	$139,825	$199,920	$146,370	$—	$—	$—

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)
Commitments calculated using a day rate of $595,000, excluding applicable taxes. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 130 days during 2015 and 30 days during 2016) were assigned to a third party.

16. Subsequent Events

January 2015 LTIP Grant

        In January 2015, we granted 1.7 million service vesting restricted stock awards and restricted stock units and 3.3 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $46.8 million of non-cash compensation expense related to these grants over the next 3 years.

KOSMOS ENERGY LTD.

Supplemental Oil and Gas Data (Unaudited)

        Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. ("RSC") for the year ended December 31, 2014 and Netherland, Sewell & Associates, Inc. ("NSAI") for the years ended December 31, 2013 and 2012. RSC and NSAI are independent petroleum engineers located in Houston, Texas and Dallas, Texas, respectively. RSC and NSAI have prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.

Net Proved Developed and Undeveloped Reserves

        The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos' interest in the Jubilee Field and TEN development in Ghana.

	Oil	Gas	Total
	(MMBbl)	(Bcf)	(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2011(1)	47	24	51
Extensions and discoveries	—	—	—
Production	(6)	(1)	(6)
Revision in estimate(2)	1	(14)	(2)
Purchases of minerals-in-place	—	—	—

Net proved developed and undeveloped reserves at December 31, 2012(1)	42	9	43
Extensions and discoveries	—	—	—
Production	(8)	(1)	(8)
Revision in estimate(3)	11	3	12
Purchases of minerals-in-place	—	—	—

Net proved developed and undeveloped reserves at December 31, 2013(1)	45	11	47
Extensions and discoveries(4)	26	6	27
Production	(9)	(1)	(9)
Revision in estimate(5)	11	(2)	10
Purchases of minerals-in-place	—	—	—

Net proved developed and undeveloped reserves at December 31, 2014(1)	73	14	75

Proved developed reserves(1)
December 31, 2012	32	9	33
December 31, 2013	36	10	38
December 31, 2014	43	9	45
Proved undeveloped reserves(1)
December 31, 2012	10	1	10
December 31, 2013	9	1	9
December 31, 2014	30	6	31

(1)
The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves due to rounding.

(2)
The estimated decrease in gas reserves represents a decrease in estimated gas reserves to be utilized as fuel gas for the Jubilee Field FPSO.

(3)
The increase in proved reserves is a result of a 2.5 MMBbl increase associated with improved reservoir properties substantiated by drilling results and an 8.5 MMBbl increase associated with improved reservoir performance.

(4)
Discoveries are related to the TEN development being moved from unproved to proved during 2014.

(5)
The increase in proved reserves is a result of a 3 MMBbl increase associated with in-fill drilling results and an 8 MMBbl increase associated with field performance.

        Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first-day-of-the-month oil price for each month for Brent crude in the period January through December 2014. The average 2014 Brent crude price of $101.30 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be an additional $0.25 per barrel; therefore, the adjusted oil price is $101.55 per barrel. This oil price is held constant throughout the lives of the properties. There is no gas price used because gas reserves are consumed in operations as fuel.

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

Capitalized Costs Related to Oil and Gas Activities

        The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Other(1)	Total
	(In thousands)
As of December 31, 2014
Unproved properties	$252,051	$111,666	$363,717
Proved properties	2,125,590	—	2,125,590

	2,377,641	111,666	2,489,307
Accumulated depletion, depreciation and amortization	(716,121)	—	(716,121)

Net capitalized costs	$1,661,520	$111,666	$1,773,186

As of December 31, 2013
Unproved properties	$492,065	$32,192	$524,257
Proved properties	1,511,637	—	1,511,637

	2,003,702	32,192	2,035,894
Accumulated depletion, depreciation and amortization	(527,832)	—	(527,832)

Net capitalized costs	$1,475,870	$32,192	$1,508,062

(1)
Includes Africa, excluding Ghana, Europe and South America.

Costs Incurred in Oil and Gas Activities

        The following table reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Other(1)	Total
	(In thousands)
Year ended December 31, 2014
Property acquisition:
Unproved	$—	$—	$—
Proved	—	—	—
Exploration(3)	62,813	167,381	230,194
Development	316,738	—	316,738

Total costs incurred	$379,551	$167,381	$546,932

Year ended December 31, 2013
Property acquisition:
Unproved	$—	$13,787	$13,787
Proved	—	—	—
Exploration(2)	61,071	183,213	244,284
Development(2)	183,635	—	183,635

Total costs incurred	$244,706	$197,000	$441,706

Year ended December 31, 2012
Property acquisition:
Unproved	$—	$5,000	$5,000
Proved	—	—	—
Exploration	173,463	81,879	255,342
Development	161,925	—	161,925

Total costs incurred	$335,388	$86,879	$422,267

(1)
Includes Africa, excluding Ghana, Europe and South America.

(2)
The exploration and development costs incurred in Ghana as reported in our prior year annual report on Form 10-K were $183.6 million and $61.1 million, respectively. The table above has been revised to properly present the amounts.

(3)
Does not include reimbursement of costs associated with exploration expenses incurred in prior years which resulted in a $23.8 million gain on sale in the current year.

Standardized Measure for Discounted Future Net Cash Flows

        The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first-day-of-the-month oil price for Brent crude in the period January through December 2014. The average 2014 Brent crude price of $101.30 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be an additional $0.25 per barrel for the Jubilee Field; therefore, the adjusted oil price is $101.55 per barrel for Jubilee. TEN was not adjusted as it does not currently have any production. Because prices used in the calculation are average prices for that year, the standardized measure could vary significantly from year to year based on market conditions that occur.

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

Ghana
(In millions)
At December 31, 2014
Future cash inflows	$7,412
Future production costs	(1,466)
Future development costs	(1,051)
Future Ghanaian tax expenses(1)	(1,543)

Future net cash flows	3,352
10% annual discount for estimated timing of cash flows	(969)

Standardized measure of discounted future net cash flows	$2,383

At December 31, 2013
Future cash inflows	$4,921
Future production costs	(617)
Future development costs	(300)
Future Ghanaian tax expenses(1)	(1,168)

Future net cash flows	2,836
10% annual discount for estimated timing of cash flows	(599)

Standardized measure of discounted future net cash flows	$2,237

At December 31, 2012
Future cash inflows	$4,708
Future production costs	(599)
Future development costs	(429)
Future Ghanaian tax expenses(1)	(1,068)

Future net cash flows	2,612
10% annual discount for estimated timing of cash flows	(540)

Standardized measure of discounted future net cash flows	$2,072

(1)
Standardized Measure includes the effects of both future income tax expense related to the Company's proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level on future net revenues and future tax expense levied at an asset level (in the Company's case, future Ghanaian tax expense levied under the WCTP and DT petroleum contracts). As the Company has been a tax exempted company incorporated pursuant to the laws of the Cayman Islands to date and is now a tax exempted company incorporated pursuant to the laws of Bermuda since the completion of the corporate reorganization, and as the Company's intermediate subsidiaries positioned between it and the subsidiary that is a signatory to the WCTP and DT petroleum contracts will continue to be tax exempted companies, the Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level. Accordingly, the Company's Standardized Measure for the years ended December 31, 2014, 2013 and 2012, respectively, only reflect the effects of future Ghanaian tax expense levied under the WCTP and DT petroleum contracts.

  Changes in the Standardized Measure for Discounted Cash Flows

Ghana
(In millions)
Balance at December 31, 2011	$2,016
Sales and Transfers 2012	(573)
Net changes in prices and costs	32
Previously estimated development costs incurred during the period	158
Net changes in development costs	122
Revisions of previous quantity estimates	49
Net changes in Ghanaian tax expenses(1)	(105)
Accretion of discount	274
Changes in timing and other	99

Balance at December 31, 2012	$2,072
Sales and Transfers 2013	(754)
Net changes in prices and costs	(95)
Previously estimated development costs incurred during the period	123
Net changes in development costs	53
Revisions of previous quantity estimates	804
Changes in production timing	(41)
Net changes in Ghanaian tax expenses(1)	(32)
Accretion of discount	289
Changes in timing and other	(182)

Balance at December 31, 2013	$2,237
Sales and Transfers 2014	(756)
Extensions and discoveries	451
Net changes in prices and costs	(291)
Previously estimated development costs incurred during the period	115
Net changes in development costs	(151)
Revisions of previous quantity estimates	690
Net changes in Ghanaian tax expenses(1)	(44)
Accretion of discount	306
Changes in timing and other	(174)

Balance at December 31, 2014	$2,383

(1)
Standardized Measure includes the effects of both future income tax expense related to the Company's proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level on future net revenues and future tax expense levied at an asset level (in the Company's case, future Ghanaian tax expense levied under the WCTP and DT petroleum contracts). As the Company has been a tax exempted company incorporated pursuant to the laws of the Cayman Islands to date and is now a tax exempted company incorporated pursuant to the laws of Bermuda since the completion of the corporate reorganization, and as the Company's intermediate subsidiaries positioned between it and the subsidiary that is a signatory to the WCTP and DT petroleum contracts will continue to be tax exempted companies, the Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent or intermediate subsidiary level. Accordingly, the Company's Standardized Measure for the years ended December 31, 2014, 2013 and 2012, respectively, only reflect the effects of future Ghanaian tax expense levied under the WCTP and DT petroleum contracts.

 KOSMOS ENERGY LTD.

Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2014
Revenues	$237,061	$329,166	$138,367	$178,144
Expenses	111,309	191,875	80,776	(79,490)
Net income	74,969	56,507	19,123	128,771
Net income attributable to common shareholders	74,969	56,507	19,123	128,771
Net income attributable to common shareholders per share:
Basic(1)	0.20	0.15	0.05	0.34
Diluted(1)	0.19	0.15	0.05	0.33
2013
Revenues	$228,390	$193,778	$215,379	$214,881
Expenses	164,205	218,341	225,643	168,285
Net income (loss)	20,094	(70,816)	(44,488)	4,166
Net income (loss) attributable to common shareholders	20,094	(70,816)	(44,488)	4,166
Net income (loss) attributable to common shareholders per share:
Basic(1)	0.05	(0.19)	(0.12)	0.01
Diluted(1)	0.05	(0.19)	(0.12)	0.01

(1)
The sum of the quarterly earnings per share information may not add to the annual earnings per share information due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2014 which is included in "Item 8. Financial Statements and Supplementary Data."

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

        We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended December 31, 2014. In addition, except as described below, at the time of filing this anuual report on Form 10-K, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended December 31, 2014, as the case may be, additional reportable transactions may be disclosed by such companies.

        As of December 31, 2014, funds affiliated with The Blackstone Group ("Blackstone") held approximately 25% of our outstanding common shares, and funds affiliated with Warburg Pincus ("Warburg Pincus") held approximately 31% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently has the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an "affiliate" of us, both currently and during the fiscal quarter ended December 31, 2014.

Disclosure relating to Warburg Pincus and its affiliates

        Warburg Pincus informed us of (i) the information reproduced below (the "SAMIH Disclosure") regarding Santander Asset Management Investment Holdings Limited ("SAMIH"), and (ii) the information reproduced below (the "EIG Disclosure") regarding the Endurance International Group ("EIG"). Each of SAMIH and EIG are companies that may be considered affiliates of Warburg Pincus. Because we, SAMIH, and EIG may be deemed to be controlled by Warburg Pincus, we may be considered an "affiliate" of each of SAMIH and EIG, respectively, for the purposes of Section 13(r) of the Exchange Act.

  SAMIH Disclosure:

  Quarter ended December 31, 2014

  "Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.

  An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations ("NPWMD sanctions program"), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £250 and net profits in 2014 were negligible relative to the overall profits of Banco Santander, S.A.

  In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program held a business account. No transactions were made and the account was closed in the fourth quarter of 2014. No revenue or profit has been generated. A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible. No transactions took place on the credit card."

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

  EIG Disclosure:

  Quarter ended December 31, 2014

  "On July 2, 2013, the billing information for a subscriber account (the "Subscriber Account") was updated to include Seyed Mahmoud Mohaddes ("Mohaddes"). On September 16, 2013, the Office of Foreign Assets Control ("OFAC"), designated Mohaddes as a Specially Designated National ("SDN"), pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. EIG promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG has ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.

  On July 10, 2014, OFAC designated each of Stars Group Holding ("Stars"), and Teleserve Plus SAL ("Teleserve"), as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG's compliance review processes, EIG discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM (collectively, the "Stars/Teleserve Domain Names"), were registered through EIG's platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when EIG discovered that they were registered through EIG's platform on July 15, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.

  On July 15, 2014 during a compliance scan of all domain names on one of our platforms, EIG identified the domain name KAHANETZADAK.COM ("the Domain Name"), which was listed as an 'also known as,' or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of EIG's resellers, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain Name was suspended upon EIG's discovering it on EIG's platform, and EIG reported the Domain Name to OFAC as potentially the property of a SDN. To date, EIG have not received any correspondence from OFAC regarding the matter."

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

  Quarter ended December 31, 2014

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

        Travelport has not provided Blackstone with gross revenues and net profits attributable to the activities described above.

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

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

(2)   Financial statement schedules

Schedule I—Condensed Parent Company Financial Statements

        Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2014, 2013 and 2012 (collectively "KEL," the "Parent Company"), such subsidiaries are restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

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

        The terms "Kosmos," the "Company," and similar terms refer to Kosmos Energy Ltd. and its wholly owned subsidiaries, unless the context indicates otherwise. Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or shareholders equity.

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$165,894	$35,092
Receivables from subsidiaries	154	—
Prepaid expenses and other	435	524

Total current assets	166,483	35,616
Investment in subsidiaries at equity	1,474,105	955,460
Deferred financing costs, net of accumulated amortization of $6,488 and $3,300, respectively	4,163	5,950

Total assets	$1,644,751	$997,026

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$35
Accounts payable to subsidiaries	—	3,761
Accrued liabilities	11,523	895

Total current liabilities	11,523	4,691
Long-term debt	294,269	—
Shareholders' equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2014 and 2013	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 392,443,048 and 391,974,287 issued at December 31, 2014 and 2013, respectively	3,924	3,920
Additional paid-in capital	1,860,190	1,781,535
Accumulated deficit	(494,850)	(774,220)
Accumulated other comprehensive income	767	2,158
Treasury stock, at cost, 5,555,088 and 4,400,135 shares at December 31, 2014 and 2013, respectively	(31,072)	(21,058)

Total shareholders' equity	1,338,959	992,335

Total liabilities and shareholders' equity	$1,644,751	$997,026

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Revenues and other income:
Oil and gas revenue	$—	$—	$—

Total revenues and other income	—	—	—

Costs and expenses:
General and administrative	88,789	84,306	93,472
General and administrative recoveries—related party	(78,880)	(67,865)	(82,370)
Interest and other financing costs, net	20,559	9,997	542
Other expenses, net	1,319	54	6
Equity in (earnings) losses of subsidiaries	(311,157)	64,552	55,378

Total costs and expenses	(279,370)	91,044	67,028

Income (loss) before income taxes	279,370	(91,044)	(67,028)
Income tax expense	—	—	—

Net income (loss)	$279,370	$(91,044)	$(67,028)

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$279,370	$(91,044)	$(67,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(311,157)	64,552	55,378
Equity-based compensation	79,741	69,101	83,423
Amortization	3,188	3,017	283
Other	269	—	—
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other	89	(149)	19
(Increase) decrease due to/from related party	(3,915)	4,134	(1,531)
Increase in accounts payable and accrued liabilities	10,593	794	136

Net cash provided by operating activities	58,178	50,405	70,680
Investing activities
Investment in subsidiaries	(208,879)	(133,066)	(275,070)

Net cash used in investing activities	(208,879)	(133,066)	(275,070)
Financing activities
Net proceeds from issuance of senior secured notes	294,000	—	—
Purchase of treasury stock	(11,096)	(13,101)	(8,378)
Deferred financing costs	(1,401)	(1,720)	(7,530)

Net cash provided by (used in) financing activities	281,503	(14,821)	(15,908)

Net increase (decrease) in cash and cash equivalents	130,802	(97,482)	(220,298)
Cash and cash equivalents at beginning of period	35,092	132,574	352,872

Cash and cash equivalents at end of period	$165,894	$35,092	$132,574

Schedule II

Kosmos Energy Ltd.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2014
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax asset	$59,540	$16,401	$—	$—	$75,941
2013
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax asset	$63,605	$28,040	$—	$32,105	$59,540
2012
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax asset	$49,502	$14,103	$—	$—	$63,605

        Schedules other than Schedule I and Schedule II have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to consolidated financial statements.

(3)   Exhibits

        See "Index to Exhibits" on page 155 for a description of the exhibits filed as part of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSMOS ENERGY LTD.
Date: February 23, 2015	By:	/s/ THOMAS P. CHAMBERS Thomas P. Chambers Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW G. INGLIS Andrew G. Inglis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
/s/ BRIAN F. MAXTED Brian F. Maxted	Director and Chief Exploration Officer	February 23, 2015
/s/ THOMAS P. CHAMBERS Thomas P. Chambers	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015
/s/ PAUL M. NOBEL Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015
/s/ SIR RICHARD B. DEARLOVE Sir Richard B. Dearlove	Director	February 23, 2015
/s/ DAVID I. FOLEY David I. Foley	Director	February 23, 2015
/s/ DAVID B. KRIEGER David B. Krieger	Director	February 23, 2015

Signature	Title	Date

/s/ JOSEPH P. LANDY Joseph P. Landy	Director	February 23, 2015
/s/ PRAKASH A. MELWANI Prakash A. Melwani	Director	February 23, 2015
/s/ ADEBAYO O. OGUNLESI Adebayo O. Ogunlesi	Director	February 23, 2015
/s/ LARS H. THUNELL Lars H. Thunell	Director	February 23, 2015
/s/ CHRIS TONG Chris Tong	Director	February 23, 2015
/s/ CHRISTOPHER A. WRIGHT Christopher A. Wright	Director	February 23, 2015

INDEX OF EXHIBITS

Exhibit Number	Description of Document
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
Morocco
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
10.12
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

Exhibit Number	Description of Document
10.15	Petroleum Agreement Regarding the Exploration for Exploitation of Hydrocarbons among Office National Des Hydrocarbures Et Des Mines acting on behalf of the Kingdom of Morocco and Kosmos Energy Deepwater Morocco in the area of interest named "Tarhazoute Offshore" dated October 10, 2013 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
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
Senegal
10.17
Hydrocarbon Exploration and Production Sharing Contract for the Cayar Offshore Profond between the Republic of Senegal and Petro-Tim Limited and Societe des Petroles du Senegal dated January 17, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference).
10.18
Hydrocarbon Exploration and Production Sharing Contract for the Saint Louis Offshore Profond between the Republic of Senegal and Petro-Tim Limited and Societe des Petroles du Senegal dated January 17, 2012 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference).
10.19
Deed of Transfer between La Societe Des Petroles Du Senegal (Petrosen), Timis Corporation Limited and Kosmos Energy Senegal concerning the Hydrocarbons Exploration and Production Sharing Contracts and Joint Operating Agreements covering the Cayar Offshore and Saint Louis Offshore Permits dated August 25, 2014 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference).
Suriname
10.20
Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 42 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011 (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.21
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
Mauritania
10.23
Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Block C8) dated April 5, 2012 (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.24
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
10.26
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
10.28
Irish Continental Shelf—Petroleum Exploration License No. 3/13 (Frontier) between the Minister for Communications, Energy and Natural Resources, Ireland, and Kosmos Energy Ireland and Europa Oil and Gas (Holdings) Plc. dated August 23, 2013 (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.29
Licensing Terms for Offshore Oil and Gas Exploration, Development and Production 2007, relating to the Petroleum Exploration Licenses No. 1/13, No. 2/13 and No. 3/13 offshore Ireland (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
Drilling Rigs
10.30
Deepwater Drilling Unit Contract Agreement, dated as of June 9, 2013, between Kosmos Energy Ventures and Alpha Offshore Drilling Services Company (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).

Exhibit Number	Description of Document
Financing Agreements
10.31
Intercreditor Agreement, dated March 28, 2011 among BNP Paribas, Kosmos Finance International, Kosmos Operating, Kosmos International, Kosmos Development, Kosmos Ghana and the various financial institutions and others party thereto (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed April 25, 2011 (File No. 333-171700), and incorporated herein by reference).
10.32
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
10.37
Charge on Cash Deposits and Account Bank Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International and Societe Generale, London Branch, as Security Agent and Account Bank (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).

Exhibit Number	Description of Document
10.38	Deed of Amendment and Restatement relating to the Revolving Credit Facility Agreement, dated March 14, 2014, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Original Guarantors, Standard Chartered Bank, as Facility Agent, BNP Paribas, as Security and Intercreditor Agent, and the financial institutions listed therein, as Original Lenders (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.39
Deed of Amendment and Restatement relating to the Facility Agreement and a Charge over Shares in Kosmos Energy Operating, dated March 14, 2014, among Kosmos Energy Finance International, as Original Borrower, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development and Kosmos Energy Ghana HC, as Original Guarantors, Kosmos Energy Holdings, as Chargor, and BNP Paribas, as Facility Agent and Security Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.40
Indenture, dated as of August 1, 2014, among the Company, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC and Kosmos Energy Finance International, Wilmington Trust, National Association, as trustee, transfer agent, registrar and paying agent and Banque Internationale à Luxembourg S.A., as Luxembourg listing agent, transfer agent and paying agent (including the Form of Notes) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 4, 2014 (File No. 001-35167), and incorporated herein by reference).
10.41
KEL Intercreditor and Security Sharing Agreement, dated as of August 1, 2014, among the Company, BNP Paribas, as security and intercreditor agent, Standard Chartered Bank, as RCF Agent and Wilmington Trust, National Association, as trustee, transfer agent, registrar and paying agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 4, 2014 (File No. 001-35167), and incorporated herein by reference).
Agreements with Shareholders and Directors
10.42
Form of Director Indemnification Agreement (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1/A filed April 14, 2011 (File No. 333-171700), and incorporated herein by reference).
10.43
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
10.45
Joinder Agreement to the Registration Rights Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).
10.46
Amendment No. 1 to the Registration Rights Agreement, dated as of February 8, 2013, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).

Exhibit Number		Description of Document
Management Contracts/Compensatory Plans or Arrangements
10.47	†	Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed May 16, 2011 (File No. 333-174234), and incorporated herein by reference).
10.48	†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).
10.49	†
Form of Restricted Stock Award Agreement (Exchange) (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1/A filed March 30, 2011 (File No. 333-171700), and incorporated herein by reference).
10.50	†*	Form of Restricted Stock Award Agreement (Service Vesting).
10.51	†*	Form of Restricted Stock Award Agreement (Performance Vesting).
10.52	†*	Form of RSU Award Agreement (Service Vesting).
10.53	†*	Form of RSU Award Agreement (Performance Vesting).
10.54	†*	Form of Directors RSU Award Agreement (Service Vesting).
10.55	†
Separation and Release Agreement, dated May 12, 2014 between Kosmos Energy, LLC and Darrell McKenna (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference).
10.56	†
Offer Letter, dated September 1, 2011, between Kosmos Energy, LLC and Jason Doughty (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference).
10.57	†
Offer Letter, dated May 22, 2013, between Kosmos Energy, LLC and Christopher Ball (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference).
10.58	†
Offer Letter, dated January 10, 2014, between Kosmos Energy, LLC and Andrew Inglis (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).
10.59	†
Assignment Agreement, dated April 16, 2014, between Kosmos Energy, LLC and Brian F. Maxted (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference).
10.60	†*	Offer Letter, dated October 16, 2014, between Kosmos Energy, LLC and Thomas P. Chambers.
10.61	†
Consulting Agreement dated October 31, 2011 between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).
10.62	†
Amendment No. 1 to Consulting Agreement dated February 23, 2012 between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

Exhibit Number		Description of Document
10.63	†	Amendment No. 2, effective as of January 1, 2013, to Consulting Agreement between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference)
10.64	†
Amendment No. 3, effective as of October 1, 2013, to Consulting Agreement between Kosmos Energy Ltd. and John R. Kemp III (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).
10.65	†
Kosmos Energy Ltd. Change in Control Severance Policy for U.S. Employees, dated December 19, 2013 (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).
Other Exhibits
14.1		Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
23.2	*	Consent of Ryder Scott Company, L.P.
23.3	*	Consent of Netherland, Sewell & Associates, Inc.
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Report of Ryder Scott Company, L.P.—Jubilee Field
99.2	*	Report of Ryder Scott Company, L.P.—TEN Project Area
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.