Form 10-Q
period 2015-03-31
Kosmos Energy Ltd.
filed 2015-05-04
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Shares, $0.01 par value	387,407,506

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

“MBbl”	Thousand barrels of oil.

“Mcf”	Thousand cubic feet of natural gas.

“Mcfpd”	Thousand cubic feet per day of natural gas.

“MMBbl”	Million barrels of oil.

“MMBoe”	Million barrels of oil equivalent.

“MMcf”	Million cubic feet of natural gas.

“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane and ethane, among others.

“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.

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

“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.

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

“Resource Bridge”

Borrowing Base availability attributable to probable reserves and contingent resources from Jubilee Field Future Phases, Tweneboa, Enyenra and Ntomme fields and potentially Mahogany, Teak and Akasa fields.

“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.

“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

“Stratigraphic trap”

A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil and/or natural gas is held in place by changes in the porosity and permeability of overlying rocks.

“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and natural gas in the strata.

“Structural-stratigraphic trap”	A structural-stratigraphic trap is a combination trap with structural and stratigraphic features.

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

“Undeveloped acreage”

Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and/or natural gas regardless of whether such acreage contains discovered resources.

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$360,465	$554,831
Restricted cash	15,985	15,926
Receivables:
Joint interest billings	49,870	60,592
Oil sales	49,913	61,731
Other	53,446	41,221
Inventories	73,750	55,354
Prepaid expenses and other	29,677	25,278
Deferred tax assets	34,462	32,268
Derivatives	163,869	163,275
Total current assets	831,437	1,010,476

Property and equipment:
Oil and gas properties, net	1,810,421	1,773,186
Other property, net	10,733	11,660
Property and equipment, net	1,821,154	1,784,846

Other assets:
Restricted cash	16,125	16,125
Long-term receivables – joint interest billings	18,321	14,174
Deferred financing costs, net of accumulated amortization of $35,999 and $33,389 at March 31, 2015 and December 31, 2014, respectively	46,143	48,753
Long-term deferred tax assets	11,237	9,182
Derivatives	77,475	89,210
Total assets	$2,821,892	$2,972,766

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$126,114	$184,400
Accrued liabilities	141,672	201,967
Deferred tax liability	63,211	61,683
Derivatives	973	721
Total current liabilities	331,970	448,771

Long-term liabilities:
Long-term debt	794,434	794,269
Derivatives	7,821	68
Asset retirement obligations	46,604	44,023
Deferred tax liability	346,465	337,961
Other long-term liabilities	9,648	8,715
Total long-term liabilities	1,204,972	1,185,036

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 393,149,315 and 392,443,048 issued at March 31, 2015 and December 31, 2014, respectively	3,931	3,924
Additional paid-in capital	1,885,326	1,860,190
Accumulated deficit	(573,759)	(494,850)
Accumulated other comprehensive income	573	767
Treasury stock, at cost, 5,560,579 and 5,555,088 shares at March 31, 2015 and December 31, 2014, respectively	(31,121)	(31,072)
Total shareholders’ equity	1,284,950	1,338,959
Total liabilities and shareholders’ equity	$2,821,892	$2,972,766

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues and other income:
Oil and gas revenue	$109,164	$212,853
Gain on sale of assets	22,751	23,769
Other income	642	439

Total revenues and other income	132,557	237,061

Costs and expenses:
Oil and gas production	32,100	16,323
Exploration expenses	98,941	12,809
General and administrative	38,667	27,413
Depletion and depreciation	37,007	46,378
Interest and other financing costs, net	10,751	9,137
Derivatives, net	(32,327)	(2,028)
Other expenses, net	628	1,277

Total costs and expenses	185,767	111,309

Income (loss) before income taxes	(53,210)	125,752
Income tax expense	25,699	50,783

Net income (loss)	$(78,909)	$74,969

Net income (loss) per share:
Basic	$(0.21)	$0.20
Diluted	$(0.21)	$0.19

Weighted average number of shares used to compute net income (loss) per share:
Basic	380,355	377,830
Diluted	380,355	381,472

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$(78,909)	$74,969
Other comprehensive income:
Reclassification adjustments for derivative gains included in net income	(194)	(406)
Other comprehensive income	(194)	(406)
Comprehensive income (loss)	$(79,103)	$74,563

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2014	392,443	$3,924	$1,860,190	$(494,850)	$767	$(31,072)	$1,338,959
Equity-based compensation	—	—	25,242	—	—	—	25,242
Derivatives, net	—	—	—	—	(194)	—	(194)
Restricted stock awards and units	706	7	(7)	—	—	—	—
Purchase of treasury stock	—	—	(99)	—	—	(49)	(148)
Net loss	—	—	—	(78,909)	—	—	(78,909)
Balance as of March 31, 2015	393,149	$3,931	$1,885,326	$(573,759)	$573	$(31,121)	$1,284,950

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$(78,909)	$74,969
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	39,617	49,164
Deferred income taxes	5,783	30,267
Unsuccessful well costs	83,627	(245)
Change in fair value of derivatives	(34,980)	(810)
Cash settlements on derivatives	53,932	(1,555)
Equity-based compensation	25,183	17,900
Gain on sale of assets	(22,751)	(23,769)
Loss on extinguishment of debt	—	2,898
Other	1,171	(4,220)
Changes in assets and liabilities:
(Increase) decrease in receivables	35,926	(63,566)
(Increase) decrease in inventories	(18,443)	4,872
Increase in prepaid expenses and other	(4,399)	(10,484)
Increase (decrease) in accounts payable	(58,286)	9,391
Increase (decrease) in accrued liabilities	(36,451)	28,774
Net cash provided by (used in) operating activities	(8,980)	113,586

Investing activities
Oil and gas assets	(184,899)	(96,486)
Other property	(280)	(428)
Proceeds on sale of assets	—	34,581
Restricted cash	(59)	(2,410)
Net cash used in investing activities	(185,238)	(64,743)

Financing activities
Payments on long-term debt	—	(100,000)
Purchase of treasury stock	(148)	(71)
Deferred financing costs	—	(18,852)
Net cash used in financing activities	(148)	(118,923)

Net decrease in cash and cash equivalents	(194,366)	(70,080)
Cash and cash equivalents at beginning of period	554,831	598,108
Cash and cash equivalents at end of period	$360,465	$528,028

Supplemental cash flow information
Cash paid for:
Interest	$32,179	$7,280
Income taxes	$10,000	$20,431

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

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco, Portugal, Senegal, Suriname and Western Sahara. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are currently related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2015, the changes in the consolidated statements of shareholders’ equity for the three months ended March 31, 2015, the consolidated results of operations for the three months ended March 31, 2015 and 2014, and consolidated cash flows for the three months ended March 31, 2015 and 2014. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Restricted Cash

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of March 31, 2015 and December 31, 2014, we had $16.0 million and $15.9 million, respectively, in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of March 31, 2015 and December 31, 2014, we had $16.1 million of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $73.7 million and $55.3 million of materials and supplies and $0.1 million and $0.1 million of hydrocarbons as of March 31, 2015 and December 31, 2014, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or market. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Recent Accounting Standards

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 modifies existing consolidation guidance related to limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public companies for fiscal years beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.  Acquisitions and Divestitures

In March 2015, we closed a farm-in agreement with Repsol Exploración, S.A. (“Repsol”), acquiring a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks in the Peniche Basin offshore Portugal. As part of the agreement, we will reimburse a portion of Repsol’s previously incurred exploration costs, as well as partially carry Repsol’s share of the costs of a planned 3D seismic program. After giving effect to the farm-in agreement, our participating interest is 31% in each of the blocks.

In March 2015, we closed a farm-out agreement with Chevron Mauritania Exploration Limited, a wholly owned subsidiary of Chevron Corporation (“Chevron”), covering the C8, C12 and C13 petroleum contracts offshore Mauritania. Under the terms of the farm-out agreement, Chevron acquired a 30% non-operated working interest in each of the contract areas. Chevron will pay a disproportionate share of the costs of one exploration well and a second contingent exploration well, subject to maximum expenditure caps. In addition, Chevron will pay its proportionate share of certain previously incurred exploration costs. Chevron is not funding drilling of the Tortue prospect, but retains the option to elect to participate in this prospect subject to Chevron paying a disproportionate share of its costs related to the Tortue prospect. The sales proceeds of the farm-out were $29.7 million. After giving effect to the farm-out agreements, Kosmos, Chevron and Société Mauritanienne des Hydrocarbures et de Patrimoine Minier’s (“SMHPM”) (Mauritania’s national oil company) participating interest in Block C8, Block C12 and Block C13 is 60%, 30% and 10%, respectively, and we remain as operator. The proceeds on the sale of the interest exceeded our book basis in the assets, resulting in a $22.8 million gain on the transaction.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners that it would exercise its right for the contractor group to pay its 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of March 31, 2015 and December 31, 2014, the joint interest billing receivables due from GNPC for the TEN development costs were $18.3 million and $14.2 million, respectively, which were classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Oil and gas properties:
Proved properties	$1,177,379	$1,156,868
Unproved properties	366,717	363,717
Support equipment and facilities	1,017,103	968,722
Total oil and gas properties	2,561,199	2,489,307
Less: accumulated depletion	(750,778)	(716,121)
Oil and gas properties, net	1,810,421	1,773,186

Other property	33,950	33,718
Less: accumulated depreciation	(23,217)	(22,058)
Other property, net	10,733	11,660

Property and equipment, net	$1,821,154	$1,784,846

We recorded depletion expense of $34.7 million and $44.0 million for the three months ended March 31, 2015 and 2014, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2015. The table excludes $60.3 million in costs that were capitalized and subsequently expensed during the same period.

Three Months Ended March 31, 2015
(In thousands)
Beginning balance	$226,714
Additions to capitalized exploratory well costs pending the determination of proved reserves	24,168
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(23,375)
Ending balance	$227,507

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2015	December 31, 2014

	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$13,723	$16,814
Exploratory well costs capitalized for a period of one to two years	44,655	40,865
Exploratory well costs capitalized for a period of three to six years	169,129	169,035
Ending balance	$227,507	$226,714
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	4	5

As of March 31, 2015, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak (formerly Teak-1 and Teak-2) and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all in Ghana.

Mahogany— In March 2015, we submitted a declaration of commerciality to Ghana’s Ministry of Energy and Petroleum and expect to submit a PoD concerning the Mahogany discovery later this year.

Teak Discovery—We are currently in discussions with the government of Ghana regarding the declaration of commerciality for the Teak discovery. Upon resolution of such discussions and declaration of commerciality, a PoD would be prepared and submitted to Ghana’s Ministry of Energy and Petroleum, as required under the WCTP petroleum contract. The Teak-1 and Teak-2 discoveries are being treated as a single discovery area.

Akasa Discovery—We performed a drill stem test and gauge installation on the discovery well and drilled one appraisal well, the Akasa-2. We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the discovery. If we determine the discovery to be commercial, a declaration of commerciality would be provided and a PoD would be prepared and submitted to Ghana’s Ministry of Energy and Petroleum, as required under the WCTP petroleum contract.

Wawa Discovery—We are currently reprocessing seismic data and have acquired a high resolution seismic survey over the discovery area. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery is expected to be made by the DT Block partners in 2016. Within six months of such declaration, a PoD would be prepared and submitted to Ghana’s Ministry of Energy and Petroleum, as required under the DT petroleum contract.

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Accrued liabilities:
Exploration, development and production	$118,525	$139,393
General and administrative expenses	9,435	21,926
Income taxes	5,543	9,233
Interest	4,318	10,271
Taxes other than income	2,796	20,315
Other	1,055	829
	$141,672	$201,967

8. Debt

Debt consists of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Outstanding debt principal balances:
Facility	$500,000	$500,000
Senior Notes(1)	300,000	300,000
Total	800,000	800,000
Unamortized issuance discounts	(5,566)	(5,731)
Long-term debt	$794,434	$794,269

(1)                                 During April 2015, we issued an additional $225.0 million Senior Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses.

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions, including the International Finance Corporation. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of March 31, 2015, we have $42.8 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of March 31, 2015, borrowings under the Facility totaled $500.0 million and the undrawn availability under the Facility was $1.0 billion.

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018. However the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of March 31, 2015, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2015. The Facility contains customary cross default provisions.

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions, which as amended, has an availability of $300.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of March 31, 2015, we have $2.1 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term, or November 20, 2015.

As of March 31, 2015, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2015. The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. As of March 31, 2015, there were seven outstanding letters of credit totaling $21.5 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

In August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

In April 2015, we issued an additional $225.0 million Senior Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. The net proceeds were used to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Notes have identical terms to the existing $300.0 million of Senior Notes, other than the date of issue, the initial price, the first interest payment date and the first date from which interest will accrue.

The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015 for the existing $300.0 million Senior Notes and August 1, 2015 for the additional $225.0 million Senior Notes. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries.

At March 31, 2015, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	2015(2)	2016	2017	2018	2019	Thereafter
	(In thousands)
Principal debt repayments(1)	$—	$—	$—	$—	$—	$800,000

(1)                                Includes the scheduled principal maturities for the $300.0 million aggregate principal amount of Senior Notes issued in August 2014 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of March 31, 2015. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2015, there were no borrowings under the Corporate Revolver.

(2)                                Represents payments for the period April 1, 2015 through December 31, 2015.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the period comprised of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest expense	$15,397	$10,996
Amortization—deferred financing costs	2,610	2,786
Loss on extinguishment of debt	—	2,898
Capitalized interest	(8,840)	(3,801)
Deferred interest	1,154	(4,111)
Interest income	(168)	(58)
Other, net	598	427
Interest and other financing costs, net	$10,751	$9,137

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of March 31, 2015.

			Weighted Average Dated Brent Price per Bbl
Term	Type of Contract	MBbl	Net Deferred Premium Payable	Swap	Put	Floor	Ceiling	Call
2015:
April — December	Three-way collars	3,184	$0.46	$—	$—	$87.43	$110.00	$133.82
April — December	Swaps with calls	1,505	—	93.59	—	—	—	115.00
2016:
January — December	Purchased puts	2,000	$3.41	$—	$—	$85.00	$—	$—
January — December	Three-way collars	2,000	—	—	—	85.00	110.00	135.00
January — December	Swaps with puts	2,000	—	75.00	60.00	—	—	—
2017(1):
January — December	Sold calls	2,000	$—	$—	$—	$—	$85.00	$—

(1)         In April 2015, we entered into swaps, sold puts and purchased call contracts for 2.0 MMBbl from January 2017 through December 2017 with a fixed price of $72.50 per barrel, a short put price of $55.00 per barrel and a call price of $90.00 per barrel. The contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $2.13 per barrel.

Interest Rate Derivative Contracts

The following table summarizes our open interest rate swaps, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate, and our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of March 31, 2015:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
April 2015 — December 2015	Swap	6-month LIBOR	$45,319	2.03%	—
January 2016 — June 2016	Swap	6-month LIBOR	12,500	2.27%	—
January 2016 — December 2018	Capped swap	1-month LIBOR	200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of March 31, 2015 and December 31, 2014 and gain/(loss) from derivatives during the three months ended March 31, 2015 and 2014, respectively:

		Estimated Fair Value Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2015	2014
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$163,869	$163,275
Commodity(2)	Derivatives assets—long-term	77,375	89,210
Interest rate	Derivatives assets—long-term	100	—

Derivative liabilities:
Interest rate	Derivatives liabilities—current	(973)	(721)
Commodity	Derivatives liabilities—long-term	(7,731)	—
Interest rate	Derivatives liabilities—long-term	(90)	(68)
Total derivatives not designated as hedging instruments		$232,550	$251,696

(1)                                 Includes net deferred premiums payable of $2.6 million and $1.8 million related to commodity derivative contracts as of March 31, 2015 and December 31, 2014, respectively.

(2)                                 Includes net deferred premiums payable of $5.6 million and $6.9 million related to commodity derivative contracts as of March 31, 2015 and December 31, 2014, respectively.

		Amount of Gain/(Loss)
		Three Months Ended March 31,
Type of Contract	Location of Gain/(Loss)	2015	2014
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$194	$406
Total derivatives in cash flow hedging relationships		$194	$406

Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$2,633	$(1,526)
Commodity	Derivatives, net	32,327	2,028
Interest rate	Interest expense	(174)	(98)
Total derivatives not designated as hedging instruments		$34,786	$404

(1)                                 Amounts were reclassified from accumulated other comprehensive income or loss (“AOCI”) into earnings upon settlement.

(2)                                 Amounts represent the mark-to-market portion of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2015 and December 31, 2014, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, if an event of default occurred the offsetting amounts would be immaterial as of March 31, 2015 and December 31, 2014.

10. Fair Value Measurements

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. We prioritize the inputs used in measuring fair value into the following fair value hierarchy:

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In thousands)
March 31, 2015
Assets:
Commodity derivatives	$—	$241,244	$—	$241,244
Interest rate derivatives	—	100	—	100
Liabilities:
Commodity derivatives	—	(7,731)	—	(7,731)
Interest rate derivatives	—	(1,063)	—	(1,063)
Total	$—	$232,550	$—	$232,550

December 31, 2014
Assets:
Commodity derivatives	$—	$252,485	$—	$252,485
Liabilities:
Interest rate derivatives	—	(789)	—	(789)
Total	$—	$251,696	$—	$251,696

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

Commodity Derivatives

Our commodity derivatives represent crude oil three-way collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to the our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 9—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to the provisional oil sales derivative is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for Dated Brent over the term of the pricing period designated in the sales contract and the spot price on the lifting date.

Interest Rate Derivatives

We have interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. We also have capped interest rate swaps, whereby the Company pays a fixed rate of interest if LIBOR is below the cap, and pays the market rate less the spread between the cap and the fixed rate of interest if LIBOR is above the cap. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

Debt

The following table presents the carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Long-term debt	$794,434	$782,750	$794,269	$755,000

The carrying value of the Facility approximates fair value since it is subject to short-term floating interest rates that approximate the rates available to us for those periods. The fair value of our Senior Notes is based on quoted market prices, which results in a Level 1 fair value measurement.

11. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $25.2 million and $17.9 million during the three months ended March 31, 2015 and 2014, respectively. The total tax benefit for the three months ended March 31, 2015 and 2014 was $8.4 million and $6.1 million, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014 respectively. The fair value of awards vested during the three months ended, March 31, 2015 and 2014 was approximately $0.8 million and $1.4 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service criteria under the LTIP. Our outstanding awards vest over a three or four year period. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of March 31, 2015:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2014	3,240	$16.95	3,361	$13.00
Granted	660	8.64	—	—
Forfeited	—	—	—	—
Vested	(28)	9.61	—	—
Outstanding at March 31, 2015	3,872	15.59	3,361	13.00

The following table reflects the outstanding restricted stock units as of March 31, 2015:

		Weighted-	Market / Service	Weighted-
	Service Vesting Restricted Stock	Average Grant-Date	Vesting Restricted Stock	Average Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2014	3,367	$10.76	3,246	$15.66
Granted	1,062	8.64	3,308	12.96
Forfeited	(13)	11.15	(4)	16.82
Vested	(58)	11.36	—	—
Outstanding at March 31, 2015	4,358	10.23	6,550	14.29

As of March 31, 2015, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $109.8 million over a weighted average period of 1.64 years. In January 2015, the board of directors approved an amendment to the May 16, 2011 LTIP to add 15.0 million shares to the plan, subject to shareholder approval at the Annual General Meeting in June 2015. At March 31, 2015, the Company had approximately 8.8 million shares that remain available for issuance under the LTIP.

For restricted stock awards and restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 100% of the awards granted for restricted stock awards and up to 200% of the awards granted for restricted stock units. The grant date fair value of these awards ranged from $6.70 to $13.57 per award for restricted stock awards and $12.96 to $15.81 per award for restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using a combination of our historical volatility and implied volatility and the historical and implied volatilities of our peer companies and ranged from 30% to 76%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.1% for restricted stock awards and 0.5% to 1.2% for restricted stock units.

12. Income Taxes

Income tax expense was $25.7 million and $50.8 million for the three months ended March 31, 2015 and 2014, respectively. The income tax provision consists of United States and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Bermuda	$(13,662)	$(5,315)
United States	4,667	3,286
Foreign—other	(44,215)	127,781
Income (loss) before income taxes	$(53,210)	$125,752

Our effective tax rate for the three months ended March 31, 2015 and 2014 is (48%) and 40%, respectively. The effective tax rate for the United States is approximately 44% and 45% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate in the United States is impacted by the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 35% for the three months ended March 31, 2015 and 2014. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which the Company operates. The Company is open to U.S. federal income tax examinations for tax years 2012 through 2014 and to Texas margin tax examinations for the tax years 2010 through 2014. In addition, the Company is open to income tax examinations for years 2011 through 2014 in its significant other foreign jurisdictions.

As of March 31, 2015, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense, but has had no need to accrue any to date.

13. Net Income (Loss) Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(78,909)	$74,969
Less: Basic income allocable to participating securities(1)	—	1,234
Basic net income (loss) allocable to common shareholders	(78,909)	73,735
Diluted adjustments to income allocable to participating securities(1)	—	12
Diluted net income (loss) allocable to common shareholders	$(78,909)	$73,747
Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	380,355	377,830
Restricted stock awards and units(1)(2)	—	3,642
Diluted	380,355	381,472
Net income (loss) per share:
Basic	$(0.21)	$0.20
Diluted	$(0.21)	$0.19

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

(2)                                 We excluded outstanding restricted stock awards and units of 18.1 million and 6.4 million for the three months ended March 31, 2015 and 2014, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

14. Commitments and Contingencies

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

In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build 6th generation drillship “Atwood Achiever.” We took delivery of the Atwood Achiever in September 2014. The rig agreement covers an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. We have entered into a rig sharing agreement, whereby two rig slots (estimated to be 102 days during 2015) were assigned to a third-party.

The estimated future minimum commitments as of March 31, 2015, are:

	Payments Due By Year(1)
	Total	2015(2)	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating leases(3)	$15,282	$2,447	$3,158	$3,223	$3,323	$3,131	$—
Atwood Achiever drilling rig contract(4)	467,075	102,935	217,770	146,370	—	—	—

(1)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)                                 Represents payments for the period from April 1, 2015 through December 31, 2015.

(3)                                 Primarily relates to corporate office and foreign office leases.

(4)                                 Commitments calculated using a day rate of $595,000, excluding applicable taxes. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 102 days during 2015) were assigned to a third-party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Ireland, Mauritania, Morocco, Portugal, Senegal, Suriname and Western Sahara.

Recent Developments

Corporate

During April 2015, we issued an additional $225.0 million of 7.875% Senior Secured Notes due 2021 (“Senior Notes”) and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Notes have identical terms to the existing $300.0 million of Senior Notes issued in August 2014, other than the date of issue, the initial price, the first interest payment date and the first date from which interest will accrue.

Ghana

We submitted a declaration of commerciality on the Mahogany discovery in March 2015. We expect to submit a plan of development concerning the Mahogany discovery area later this year.

We are currently in discussions with the government of Ghana regarding the declaration of commerciality for the Teak discovery. Upon resolution of such discussions and declaration of commerciality, we expect to submit a plan of development concerning the Teak discovery later this year.

We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the Akasa discovery.

In April 2015, the Special Chamber of the International Tribunal of the Law of the Sea (the “ITLOS”) issued an order in response to the provisional measures requested by the Government of Cote d’Ivoire in its ongoing maritime boundary dispute with the Government of Ghana. ITLOS rejected the request that Ghana suspend all ongoing exploration and development operations in the disputed area in which the TEN project is situated until ITLOS gives its decision on the maritime boundary dispute, which is expected in late 2017. ITLOS ordered Ghana to suspend new drilling in the disputed area. The project is now more than 55 percent complete with all of the wells expected to be online at first oil already drilled. We expect TEN development activities will continue as planned with first oil expected in the second half of 2016. See Part II. Other Information; Item 1A. “Risk Factors” for more information.

Mauritania

In March 2015, we closed a farm-out agreement with Chevron Mauritania Exploration Limited, a wholly owned subsidiary of Chevron Corporation (“Chevron”), covering the C8, C12 and C13 petroleum contracts offshore Mauritania. Under the terms of the farm-out agreement, Chevron acquired a 30% non-operated working interest in each of the contract areas. Chevron will pay a disproportionate share of the costs of one exploration well and a second contingent exploration well, subject to maximum expenditure caps. In addition, Chevron will pay its proportionate share of certain previously incurred exploration costs. Chevron is not funding drilling of the Tortue prospect, but retains the option to elect to participate in this prospect subject to Chevron paying a disproportionate share of its costs related to the Tortue prospect. The sales proceeds of the farm-out were $29.7 million. After giving effect to the farm-out agreements, Kosmos, Chevron and Société Mauritanienne des Hydrocarbures et de Patrimoine Minier’s (“SMHPM”) (Mauritania’s national oil company) participating interest in Block C8, Block C12 and Block C13 is 60%, 30% and 10%, respectively, and we remain as operator. The proceeds on the sale of the interest exceeded our book basis in the assets, resulting in a $22.8 million gain on the transaction.

In April 2015, we announced the Tortue-1 exploration well on block C8 offshore Mauritania had made a significant, play-opening gas discovery. Based on preliminary analysis of drilling results and intermediate logging to a depth of 4,630 meters, the Tortue-1 exploration well has intersected 107 meters (351 feet) of net hydrocarbon pay. A single gas pool was encountered in the Lower Cenomanian objective, which is comprised of three reservoirs totaling 88 meters (288 feet) in thickness over a gross hydrocarbon interval of 160 meters (528 feet). A fourth reservoir totaling 19 meters (62 feet) was penetrated within the Upper Cenomanian target over a gross hydrocarbon interval of 150 meters (492 feet). The Tortue-1 exploration well is now drilling to the planned total depth, with results from this section expected in the second quarter of 2015. Our acreage offers substantial follow-on prospectivity and an appraisal program is being planned to delineate the Tortue West discovery.

Western Sahara

Drilling of the CB-1 exploration well on the Cap Boujdour Offshore block was completed in March 2015. The well penetrated approximately 14 meters of net gas and condensate pay in clastic reservoirs over a gross hydrocarbon bearing interval of approximately 500 meters. The discovery is sub-commercial, and the well was plugged and abandoned. However, the well demonstrated a working petroleum system including the presence of a hydrocarbon charge. The results will be integrated with the ongoing geological evaluation to determine future exploration activity. Total well and other related costs of $83.7 million are included in exploration expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2015.

Portugal

In March 2015, we closed a farm-in agreement with Repsol Exploración, S.A. (“Repsol”), to acquire a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks in the Peniche Basin offshore Portugal. As part of the farm-in agreement, we will reimburse a portion of Repsol’s previously incurred exploration costs, as well as partially carry Repsol’s share of the costs of a planned 3D seismic survey. After giving effect to the farm-in agreement, our participating interest is 31% in each of the blocks.

We plan to acquire a 3D seismic survey, scheduled to begin in 2015, and to further assess the prospectivity of the blocks.

Senegal

In January 2015, we completed a 3D seismic survey of approximately 7,000 square kilometers over the Cayar Offshore Profond and Saint Louis Offshore Profond Contract Areas.

We are currently in a one-year extension of the initial exploration period for the Cayar Offshore Profond and Saint Louis Profond Contract Areas, which ends in June 2015. Upon entry into the first renewal of the exploration period, we will relinquish 30% of the contract area of each block. In April 2015, we submitted an application to enter the first renewal of the exploration period beginning in June 2015 and lasting for three years. The first renewal period includes a one well requirement in each block. As part of the farm-in agreement with Timis Corporation Limited (Timis), we will carry the full costs of one exploration well in each of the blocks, subject to maximum gross costs per well of $120.0 million. We retain the option to increase our ownership percentage in both blocks from 60% to 65% by electing to carry Timis’ costs on an additional well, which may be drilled in either of the blocks.

Suriname

In April 2015, we received an extension of the initial exploration phase for Block 42 and Block 45 offshore Suriname, which now expires in September 2016.

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three months ended March 31, 2015 and 2014, are included in the following table:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except barrel and per barrel data)
Sales volumes:
MBbl	1,900	1,937

Revenues:
Oil sales	$109,164	$212,853
Average sales price per Bbl	57.47	109.87

Costs:
Oil production, excluding workovers	$18,216	$15,058
Oil production, workovers	13,884	1,265
Total oil production costs	$32,100	$16,323

Depletion and depreciation	$37,007	$46,378

Average cost per Bbl:
Oil production, excluding workovers	$9.59	$7.78
Oil production, workovers	7.31	0.65
Total oil production costs	16.90	8.43

Depletion and depreciation	19.48	23.94
Oil production cost and depletion costs	$36.38	$32.37

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2015:

					Wells Suspended or
	Actively Drilling or Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	2	0.34	—	—	15	2.55
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
Block C8(1)	1	0.90	—	—	—	—	—	—
Total	1	0.90	2	0.34	10	2.96	17	3.03

(1)                                 In March 2015, we closed a farm-out agreement covering our three license areas in Mauritania with Chevron. If Chevron exercises their option to participate in the Tortue prospect, our net interest will be 60% in the well.

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$109,164	$212,853	$(103,689)
Gain on sale of assets	22,751	23,769	(1,018)
Other income	642	439	203
Total revenues and other income	132,557	237,061	(104,504)
Costs and expenses:
Oil and gas production	32,100	16,323	15,777
Exploration expenses	98,941	12,809	86,132
General and administrative	38,667	27,413	11,254
Depletion and depreciation	37,007	46,378	(9,371)
Interest and other financing costs, net	10,751	9,137	1,614
Derivatives, net	(32,327)	(2,028)	(30,299)
Other expenses, net	628	1,277	(649)
Total costs and expenses	185,767	111,309	74,458
Income before income taxes	(53,210)	125,752	(178,962)
Income tax expense	25,699	50,783	(25,084)
Net income	$(78,909)	$74,969	$(153,878)

Oil and gas revenue.  Oil and gas revenue decreased by $103.7 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a lower realized price per barrel. We lifted and sold approximately 1,900 MBbl at an average realized price per barrel of $57.47 during the three months ended March 31, 2015 and approximately 1,937 MBbl at an average realized price per barrel of $109.87 during the three months ended March 31, 2014.

Gain on sale of assets.  During the three months ended March 31, 2015, we closed a farm-out agreement with Chevron. The proceeds from the sale are in excess of our book basis, resulting in a gain of $22.8 million. During the three months ended March 31, 2014, we closed three farm-out agreements with BP. As part of the transaction, we received proceeds in excess of our book basis, resulting in a gain of $23.8 million.

Oil and gas production.  Oil and gas production costs increased by $15.8 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 primarily due to an increase in well workover costs. Our workover costs are related to performing workovers on our wells, which are performed on an as needed basis. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each quarter.

Exploration expenses.  Exploration expenses increased by $86.1 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is primarily due to $83.7 million of unsuccessful well costs for the Western Sahara CB-1exploration well.

General and administrative.  General and administrative costs increased by $11.3 million during the three months ended March 31, 2015, as compared with the three months ended March 31, 2014. The increase is primarily due an increase in non-cash stock-based compensation.

Depletion and depreciation.  Depletion and depreciation decreased $9.4 million during the three months ended March 31, 2015, as compared with the three months ended March 31, 2014. The decrease is primarily due to a lower depletion rate during the three months ended March 31, 2015 due to an increase in proved reserves in the fourth quarter of 2014.

Derivatives, net.  During the three months ended March 31, 2015 and 2014, we recorded gains of $32.3 million and $2.0 million, respectively, on our outstanding hedge positions. The gains recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense.  The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were (48%) and 40%, respectively. The effective tax rates for the periods presented are impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and, therefore, do not generate any income tax benefits and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such losses. Income tax expense decreased $25.1 million during the three months ended March 31, 2015, as compared with March 31, 2014, primarily due to deferred taxes related to our Ghanaian subsidiary.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and obtained funding from issuances of equity and debt. While we are presently in a strong financial position, should the current decline in oil pricing be significantly prolonged or if further deterioration of pricing continues, it could impact our ability to generate sufficient operating cash flows to meet our funding requirements as well as impact the borrowing base available under the Facility. Commodity prices are volatile and future prices cannot be accurately predicted; however, we maintain a hedging program to mitigate the price volatility. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Current commodity prices, our hedging program and our current liquidity position support our capital program for 2015.

In March, 2015, following the lenders’ semi-annual redetermination, the borrowing base under our Facility remained unchanged at $1.5 billion. For the first time, the borrowing base calculation included value related to the TEN development project in Ghana, as well as the Jubilee field. As of March 31, 2015, undrawn availability under the Facility was $1.0 billion.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Sources of cash and cash equivalents:
Net cash provided by (used in) operating activities	$(8,980)	$113,586
Proceeds on sale of assets	—	34,581
	(8,980)	148,167
Uses of cash and cash equivalents:
Oil and gas assets	$184,899	$96,486
Other property	280	428
Payments on long-term debt	—	100,000
Deferred financing costs	—	18,852
Restricted cash	59	2,410
Purchase of treasury stock	148	71
	185,386	218,247
Decrease in cash and cash equivalents	$(194,366)	$(70,080)

Net cash provided by operating activities.  Net cash used in operating activities for the three months ended March 31, 2015 was $8.9 million compared with net cash provided by operating activities for the three months ended March 31, 2014 of $113.6 million. The decrease in cash provided by operating activities in the three months ended March 31, 2015 when compared to the same period in 2014 was primarily due to a decrease in results from operations in addition to a negative change in working capital items.

The following table presents our liquidity and financial position as of March 31, 2015:

March 31, 2015
(In thousands)
Cash and cash equivalents	$360,465
Restricted cash	32,110
Senior Notes at par(1)	300,000
Drawings under the Facility	500,000
Net debt	$407,425

Availability under the Facility	$1,000,000
Availability under the Corporate Revolver	300,000
Available borrowings plus cash and cash equivalents	1,660,465

(1)                                 During April 2015, we issued an additional $225.0 million Senior Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

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

We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our participating interests in our prospects, the price we realize for our production of oil and natural gas, the costs involved in developing or participating in the development of a prospect, the timing of third-party projects, our ability to utilize our available drilling rig capacity, and the availability of suitable equipment and qualified personnel. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

2015 Capital Program

We estimate we will spend approximately $800 million of capital for the year ending December 31, 2015. The capital expenditure budget consists of:

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

As of March 31, 2015, borrowings under the Facility totaled $500.0 million and the undrawn availability under the Facility was $1.0 billion.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2015. The Facility contains customary cross default provisions.

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions, which as amended, has an availability of $300.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs.

As of March 31, 2015, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $300.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2015 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. As of March 31, 2015, there were seven outstanding letters of credit totaling $21.5 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

During April 2015, we issued an additional $225.0 million Senior Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Notes have identical terms to the existing $300.0 million Senior Notes, other than the date of issue, the initial price, the first interest payment date and the first date from which interest will accrue.

The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015 for the initial $300.0 million Senior Notes and August 1, 2015 for the additional $225.0 million Senior Notes. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section of our annual report on Form 10-K for the terms of the Senior Notes.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2015:

	Payments Due By Year(5)
	Total	2015(6)	2016	2017	2018	2019	Thereafter
	(In thousands)
Principal debt repayments(1)	$800,000	$—	$—	$—	$—	$—	$800,000
Interest payments on long-term debt(2)	337,370	45,538	57,411	60,327	54,173	52,980	66,941
Operating leases(3)	15,282	2,447	3,158	3,223	3,323	3,131	—
Atwood Achiever drilling rig contract(4)	467,075	102,935	217,770	146,370	—	—	—

(1)                                 Includes the scheduled principal maturities for the $300.0 million aggregate principal amount of Senior Notes issued in August 2014 and the Facility. The scheduled maturities of the Facility are based on the level of borrowings and the estimated future available borrowing base as of March 31, 2015. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2015, there were no borrowings under the Corporate Revolver.

(2)                                 Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.

(3)                                 Primarily relates to corporate office and foreign office leases.

(4)                                 Commitments calculated using a day rate of $595,000. The rig commitments reflect the execution of a rig sharing agreement, whereby two rig slots (estimated to be 102 days during 2015) were assigned to a third-party.

(5)                                 Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(6)                                Represents payments for the period from April 1, 2015 through December 31, 2015.

The following table presents maturities by expected maturity dates under the Senior Notes and the Facility.  For the Senior Notes, the interest rate represents the contractual fixed rate that we are obligated to periodically pay on the debt as of March 31, 2015. For the Facility, the interest rates represent the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

	April 1 Through December 31,	Years Ending December 31,					Liability Fair Value at March 31,
	2015	2016	2017	2018	2019	Thereafter	2015
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$—	$300,000	$(282,750)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$—	$500,000	$(500,000)
Weighted average interest rate(2)	3.58%	4.13%	4.78%	5.52%	5.87%	6.62%
Interest rate swaps:
Notional debt amount(3)	$16,875	$6,250	$—	$—	$—	$—	$(350)
Fixed rate payable	2.22%	2.22%	—	—		—
Variable rate receivable(4)	0.44%	0.84%	—	—		—
Notional debt amount(3)	$16,875	$6,250	$—	$—	$—	$—	$(367)
Fixed rate payable	2.31%	2.31%	—	—		—
Variable rate receivable(4)	0.44%	0.84%	—	—		—
Notional debt amount(3)	$23,137	$—	$—	$—	$—	$—	$(114)
Fixed rate payable	1.34%	—	—	—		—
Variable rate receivable(4)	0.36%	—	—	—		—
Capped interest rate swaps:
Notional debt amount	$—	$200,000	$200,000	$200,000	$—	$—	$(132)
Cap	—	3.00%	3.00%	3.00%	—	—
Average fixed rate payable (5)	—	1.23%	1.23%	1.23%	—	—
Variable rate receivable(4)	—	0.84%	1.44%	1.82%	—	—

(1)                                  The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2015. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2015, there were no borrowings under the Corporate Revolver.

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

(5)                                  We expect to pay the fixed rate if 1-month LIBOR is below the cap, and pay the market rate less the spread between the cap and the fixed rate if LIBOR is above the cap, net of the capped interest rate swaps.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2015, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our annual report on Form 10-K, for the year ended December 31, 2014.

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

•                  our ability to meet our obligations under the agreements governing our indebtedness, including the indenture governing the Senior Notes;

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

We manage market and counterparty credit risk in accordance with our internal policies and guidelines. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 9—Derivative Financial Instruments and Note 10—Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2015:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2014	$252,485	$(789)	$251,696
Changes in contract fair value	34,960	(174)	34,786
Contract maturities	(53,932)	—	(53,932)
Fair value of contracts outstanding as of March 31, 2015	$233,513	$(963)	$232,550

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Crude oil prices in 2014 began the year strong and remained strong through the summer before decreasing rapidly during the fourth quarter. Dated Brent crude, the benchmark against which our oil sales are indexed, peaked above $115 per barrel in June 2014 before falling below $50 during 2015. Dated Brent crude oil prices have remained between $45 to $65 per barrel during 2015.

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of three-way collars, put options, call options and swaps. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to our commodity derivative instruments would increase.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2015:

			Weighted Average Dated Brent Price per Bbl						Asset(Liability)
Term	Type of Contract	MBbl	Net Deferred Premium Payable	Swap	Put	Floor	Ceiling	Call	Fair Value at March 31, 2015(1)
2015:
April — December	Three-way collars	3,184	$0.46	$—	$—	$87.43	$110.00	$133.82	$93,184
April — December	Swaps with calls	1,505	—	93.59	—	—	—	115.00	53,602
2016:
January — December	Purchased puts	2,000	$3.41	$—	$—	$85.00	$—	$—	$38,949
January — December	Three-way collars	2,000	—	—	—	85.00	110.00	135.00	45,100
January — December	Swaps with puts	2,000	—	75.00	60.00	—	—	—	10,409
2017:
January — December	Sold calls	2,000	$—	$—	$—	$—	$85.00	$—	$(7,731)

(1)                             Fair values are based on the average forward Dated Brent oil prices on March 31, 2015 which by year are: 2015—$57.82, 2016—$63.73 and 2017 — $67.68. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on April 27, 2015 market quotes by year are: 2015—$66.14, 2016—$69.75 and 2017—$72.01.

In April 2015, we entered into swaps, sold puts and purchased call contracts for 2.0 MMBbl from January 2017 through December 2017 with a fixed price of $72.50 per barrel, a short put price of $55.00 per barrel and a call price of $90.00 per barrel. The contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $2.13 per barrel.

At March 31, 2015, our open commodity derivative instruments were in a net asset position of $233.5 million. As of
March 31, 2015, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $58.3 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $59.5 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At March 31, 2015, we had indebtedness outstanding under the Facility of $500.0 million, of which $434.4 million bore interest at floating rates after consideration of our interest rate hedges. The interest rate on this indebtedness as of March 31, 2015 was approximately 3.4%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $1.0 billion of undrawn availability under the Facility and on the $300.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of March 31, 2015, the fair market value of our interest rate derivatives was a net liability of approximately $1.0 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014.

A maritime boundary demarcation dispute between Côte d’Ivoire and Ghana may affect a portion of our license areas offshore Ghana.

The historical maritime boundary between Ghana and its western neighbor, the Republic of Côte d’Ivoire, forms the western boundary of the Deepwater Tano (“DT”) Block offshore Ghana. In early 2010, Côte d’Ivoire petitioned the United Nations to demarcate the Ivorian territorial maritime boundary with Ghana, which is based on the equidistance maritime line to the corresponding land border. In response to the petition, Ghana established a Boundary Commission to undertake negotiations with Côte d’Ivoire in an effort to resolve their respective maritime boundary. The Ivorian Government then issued a map in September 2011, which reflected potential petroleum license areas that overlap with the DT Block. In September 2014, Ghana submitted the matter to arbitration under the United Nations Convention on the Law of the Sea, and in December 2014, the two parties agreed to transfer the dispute to the International Tribunal for the Law of the Sea (the “ITLOS”). On January 12, 2015, the ITLOS formed a special chamber to address the maritime boundary dispute.

On March 2, 2015, Côte D’Ivoire applied to the ITLOS for a provisional measures order suspending activities in the disputed area in which the TEN project is located until the substantive case concerning the border dispute is adjudicated. More specifically, the provisional measures application asked that Ghana be ordered to: (i) suspend all ongoing exploration and exploitation operations in the disputed area, (ii) refrain from granting any authorizations for new exploration and exploitation in the disputed area, (iii) not use any data acquired in the disputed area in any way that would detriment Côte d’Ivoire, and (iv) take any necessary action for the preservation of the continental shelf, its water, and its underground in the disputed area.

In late April 2015, ITLOS issued its order in response to Côte d’Ivoire’s provisional measures application. In its order, ITLOS rejected Côte d’Ivoire’s requests that Ghana suspend its ongoing exploration and development operations in the disputed area but ordered Ghana to: (i) take all necessary steps to ensure that no new drilling either by Ghana or any entity or person under its control takes place in the disputed area; (ii) take all necessary steps to prevent information resulting from past, ongoing or future exploration activities conducted by Ghana, or with its authorization, in the disputed area that is not already in the public domain from being used in any way whatsoever to the detriment of Cote d’Ivoire; (iii) carry out strict and continuous monitoring of all activities undertaken by Ghana or with its authorization in the disputed area with a view to ensuring the prevention of serious harm to the marine environment; (iv) take all necessary steps to prevent serious harm to the marine environment, including the continental shelf and its superjacent waters, in the disputed area and shall cooperate to that end; and (v) pursue cooperation with Côte d’Ivoire and refrain from any unilateral action that might lead to aggravating the dispute.

Uncertainty remains with regard to Ghana’s implementation of the provisional measures order from ITLOS, including the suspension on new drilling, and the outcome of the boundary demarcation dispute between Ghana and Côte d’Ivoire. We do not expect the drilling suspension to impact the completion of existing drilled wells in the disputed area or the completion of development and production operations at the TEN project, though there can be no assurance that such activities will not be impacted in the future. However, depending on the scope of the drilling suspension, drilling of additional development and production wells for the TEN project will be delayed. Further, we do not know if the maritime boundary dispute will change our and our block partners’ rights to develop our discoveries within such areas. In the event that the ITLOS proceedings result in an unfavorable outcome for Ghana, our operations within such areas could be materially impacted.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares and restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the statutorily required tax liability owed by such grantee. The shares withheld from the grantees to settle their statutorily required tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during the three months ended, March 31, 2015 and the average price paid per share.

	Total Number of Share Withheld/Purchased	Average Price Paid per Share
	(In thousands)
January 1, 2015—January 31, 2015	—	$—
February 1, 2015—February 28, 2015	1	8.77
March 1, 2015—March 31, 2015	4	8.98
Total	5	8.93

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended March 31, 2015. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended March 31, 2015, as the case may be, additional reportable transactions may be disclosed by such companies.

As of March 31, 2015, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 25% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 30% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently has the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended March 31, 2015.

Disclosure relating to Warburg Pincus and its affiliates

Warburg Pincus informed us of the information reproduced below (the “SAMIH Disclosure”) regarding Santander Asset Management Investment Holdings Limited (“SAMIH”), a company that may be considered an affiliate of Warburg Pincus. Because both we and SAMIH may be deemed to be controlled by Warburg Pincus, we may be considered an “affiliate” of SAMIH for the purposes of Section 13(r) of the Exchange Act.

SAMIH Disclosure:

Quarter ended March 31, 2015

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK.  Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited.  The accounts have remained frozen during quarter one of 2015.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

The SAMIH Disclosure relates solely to activities conducted by SAMIH and do not relate to any activities conducted by us. We have no involvement in or control over the disclosed activities of SAMIH, any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of SAMIH with respect to transactions with Iran, and we have not participated in the preparation of the SAMIH Disclosure. We have not independently verified the SAMIH Disclosure, are not representing to the accuracy or completeness of the SAMIH Disclosure and undertake no obligation to correct or update the SAMIH Disclosure.

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

Travelport Disclosure:

Quarter ended March 31, 2015

“As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

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

Kosmos Energy Ltd.
(Registrant)

Date	May 4, 2015	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*

Concession Contract regarding the Exploration, Development and Production of Oil in the Amêijoa area between Portugal, Petrobras International Braspetro BV, Petróleos de Portugal — Petrogal, S.A. and Partex Oil and Gas (Holdings) Corporation dated May 18, 2007.

10.2*

Addendum No. 1 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Amêijoa area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.3*

Addendum No. 2 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Amêijoa area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.4*

Concession Contract regarding the Exploration, Development and Production of Oil in the Camarão area between Portugal, Petrobras International Braspetro BV, Petróleos de Portugal — Petrogal, S.A. and Partex Oil and Gas (Holdings) Corporation dated May 18, 2007.

10.5*

Addendum No. 1 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Camarão area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.6*

Addendum No. 2 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Camarão area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.7*

Concession Contract regarding the Exploration, Development and Production of Oil in the Mexilhão area between Portugal, Petrobras International Braspetro BV, Petróleos de Portugal — Petrogal, S.A. and Partex Oil and Gas (Holdings) Corporation dated May 18, 2007.

10.8*

Addendum No. 1 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Mexilhão area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.9*

Addendum No. 2 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Mexilhão area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.10*

Concession Contract regarding the Exploration, Development and Production of Oil in the Ostra area between Portugal, Petrobras International Braspetro BV, Petróleos de Portgual — Petrogal, S.A. and Partex Oil and Gas (Holdings) Corporation dated May 18, 2007.

10.11*

Addendum No. 1 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Ostra area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.12*

Addendum No. 2 to the Concession Contract regarding the Exploration, Development and Production of Oil in the Ostra area between Portugal, Repsol Exploración, S.A., Kosmos Energy Portugal, Petróleos de Portugal — Petrogal, S.A. and Partex (Iberia) S.A. dated March 12, 2015.

10.13†*	Form of RSU Award Agreement (Performance Vesting).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith.

**                                  Furnished herewith.

†                                         Management contract or compensatory plan or arrangement.