Form 10-Q
period 2015-09-30
Kosmos Energy Ltd.
filed 2015-11-02
CIK 1509991

 a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2015
Common Shares, $0.01 par value	385,055,559

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

“EBITDAX”

Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity-based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$366,035	$554,831
Restricted cash	36,770	15,926
Receivables:
Joint interest billings	96,484	60,592
Oil sales	—	61,731
Other	32,520	41,221
Inventories	76,366	55,354
Prepaid expenses and other	32,736	25,278
Deferred tax assets	12,319	32,268
Derivatives	164,172	163,275
Total current assets	817,402	1,010,476

Property and equipment:
Oil and gas properties, net	2,111,367	1,773,186
Other property, net	9,174	11,660
Property and equipment, net	2,120,541	1,784,846

Other assets:
Restricted cash	4,875	16,125
Long-term receivables - joint interest billings	31,343	14,174
Deferred financing costs, net of accumulated amortization of $40,341 and $33,389 at September 30, 2015 and December 31, 2014, respectively	49,864	48,753
Long-term deferred tax assets	14,773	9,182
Derivatives	66,247	89,210
Total assets	$3,105,045	$2,972,766

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$259,336	$184,400
Accrued liabilities	130,195	201,967
Deferred tax liability	64,435	61,683
Derivatives	1,386	721
Total current liabilities	455,352	448,771

Long-term liabilities:
Long-term debt	899,355	794,269
Derivatives	3,463	68
Asset retirement obligations	50,368	44,023
Deferred tax liability	398,081	337,961
Other long-term liabilities	9,474	8,715
Total long-term liabilities	1,360,741	1,185,036

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 393,866,094 and 392,443,048 issued at September 30, 2015 and December 31, 2014, respectively	3,939	3,924
Additional paid-in capital	1,920,589	1,860,190
Accumulated deficit	(588,686)	(494,850)
Accumulated other comprehensive income	—	767
Treasury stock, at cost, 8,797,511 and 5,555,088 shares at September 30, 2015 and December 31, 2014, respectively	(46,890)	(31,072)
Total shareholders’ equity	1,288,952	1,338,959
Total liabilities and shareholders’ equity	$3,105,045	$2,972,766

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues and other income:
Oil and gas revenue	$96,584	$137,485	$324,948	$678,635
Gain on sale of assets	—	—	24,651	23,769
Other income	(1,266)	882	89	2,190

Total revenues and other income	95,318	138,367	349,688	704,594

Costs and expenses:
Oil and gas production	23,157	15,097	75,481	54,366
Exploration expenses	18,904	21,334	132,384	57,652
General and administrative	26,692	35,148	106,538	95,041
Depletion and depreciation	35,995	36,959	110,534	152,883
Interest and other financing costs, net	9,926	12,362	29,675	31,497
Derivatives, net	(142,129)	(40,407)	(129,579)	(20,869)
Restructuring charges	—	(46)	—	11,758
Other expenses, net	290	329	5,184	1,632

Total costs and expenses	(27,165)	80,776	330,217	383,960

Income before income taxes	122,483	57,591	19,471	320,634
Income tax expense	62,218	38,468	113,307	170,035

Net income (loss)	$60,265	$19,123	$(93,836)	$150,599

Net income (loss) per share:
Basic	$0.16	$0.05	$(0.25)	$0.39
Diluted	$0.15	$0.05	$(0.25)	$0.39

Weighted average number of shares used to compute net income (loss) per share:
Basic	383,924	379,969	382,603	378,881
Diluted	390,586	382,190	382,603	382,287

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$60,265	$19,123	$(93,836)	$150,599
Other comprehensive loss:
Reclassification adjustments for derivative gains included in net income (loss)	(378)	(290)	(767)	(1,101)
Other comprehensive loss	(378)	(290)	(767)	(1,101)
Comprehensive income (loss)	$59,887	$18,833	$(94,603)	$149,498

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2014	392,443	$3,924	$1,860,190	$(494,850)	$767	$(31,072)	$1,338,959
Equity-based compensation	—	—	62,577	—	—	—	62,577
Derivatives, net	—	—	—	—	(767)	—	(767)
Restricted stock awards and units	1,423	15	(15)	—	—	—	—
Restricted stock forfeitures	—	—	16	—	—	(16)	—
Purchase of treasury stock	—	—	(2,179)	—	—	(15,802)	(17,981)
Net loss	—	—	—	(93,836)	—	—	(93,836)
Balance as of September 30, 2015	393,866	$3,939	$1,920,589	$(588,686)	$—	$(46,890)	$1,288,952

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$(93,836)	$150,599
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	118,307	160,821
Deferred income taxes	77,229	103,372
Unsuccessful well costs	87,379	3,091
Change in fair value of derivatives	(127,706)	(13,508)
Cash settlements on derivatives (including $154.3 million and $(0.2) million on commodity hedges)	153,065	(9,661)
Equity-based compensation	62,400	59,941
Gain on sale of assets	(24,651)	(23,769)
Loss on extinguishment of debt	165	2,898
Other	6,731	(4,368)
Changes in assets and liabilities:
(Increase) decrease in receivables	17,548	(104,708)
Increase in inventories	(21,059)	(10,197)
(Increase) decrease in prepaid expenses and other	(7,458)	6,924
Increase (decrease) in accounts payable	74,936	(4,334)
Increase (decrease) in accrued liabilities	(50,571)	55,133
Net cash provided by operating activities	272,479	372,234

Investing activities
Oil and gas assets	(559,342)	(290,218)
Other property	(793)	(1,403)
Proceeds on sale of assets	28,692	58,315
Restricted cash	(9,594)	2,229
Net cash used in investing activities	(541,037)	(231,077)

Financing activities
Borrowings under long-term debt	100,000	—
Payments on long-term debt	(200,000)	(400,000)
Net proceeds from issuance of senior secured notes	206,774	294,000
Purchase of treasury stock	(17,981)	(11,067)
Deferred financing costs	(9,031)	(21,572)
Net cash provided by (used in) financing activities	79,762	(138,639)

Net increase (decrease) in cash and cash equivalents	(188,796)	2,518
Cash and cash equivalents at beginning of period	554,831	598,108
Cash and cash equivalents at end of period	$366,035	$600,626

Supplemental cash flow information
Cash paid for:
Interest	$39,341	$20,192
Income taxes	$28,744	$101,068

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

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Mauritania, Portugal, Sao Tome, Senegal, Suriname, Morocco and Western Sahara. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and product sales are currently related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2015, the changes in the consolidated statements of shareholders’ equity for the nine months ended September 30, 2015, the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, and consolidated cash flows for the nine months ended September 30, 2015 and 2014. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities or shareholders’ equity.

Restricted Cash

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2015 and December 31, 2014, we had $24.4 million and $15.9 million, respectively, in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of September 30, 2015 and December 31, 2014, we had $12.4 million and zero, respectively, of short-term restricted cash and $4.9 million and $16.1 million, respectively, of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $71.9 million and $55.3 million of materials and supplies and $4.5 million and $0.1 million of hydrocarbons as of September 30, 2015 and December 31, 2014, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or market.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or market. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Recent Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) — Simplifying the Measurement of Inventory.” ASU 2015-11 changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 with early adoption permitted for periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with the Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance regarding line-of-credit arrangements with regards to the recently issued ASU 2015-03 to incorporate statements made by the SEC Staff during their June 18, 2015 Emerging Issues Task Force meeting. The SEC Staff has clarified they would not object to an entity deferring and presenting debt issue costs as an asset and subsequently amortizing the deferred debt issue costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The adoption of this standard will result in $41.2 million of net deferred financing costs (as of September 30, 2015) being reclassified as a direct reduction of debt on the balance sheet upon adoption of ASU 2015-03 during the first quarter of 2016.

3.  Acquisitions and Divestitures

In March 2015, we closed a farm-in agreement with Repsol Exploracion, S.A. (“Repsol”), acquiring a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks in the Peniche Basin offshore Portugal. As part of the agreement, we will reimburse a portion of Repsol’s previously incurred exploration costs, as well as partially carry Repsol’s share of the costs of a planned 3D seismic program. After giving effect to the farm-in agreement, our participating interest is 31% in each of the blocks.

In March 2015, we closed a farm-out agreement with Chevron Mauritania Exploration Limited, a wholly owned subsidiary of Chevron Corporation (“Chevron”), covering the C8, C12 and C13 petroleum contracts offshore Mauritania. Under the terms of the farm-out agreement, Chevron acquired a 30% non-operated working interest in each of the contract areas. Chevron will pay a disproportionate share of the costs of one exploration well and a second contingent exploration well, subject to maximum expenditure caps. In addition, Chevron paid its proportionate share of certain previously incurred exploration costs. Chevron did not fund drilling of the Tortue prospect, but retains the option to elect to participate in this prospect subject to Chevron paying a disproportionate share of its costs related to the Tortue prospect. After giving effect to the farm-out agreements, Kosmos, Chevron and Societe Mauritanienne des Hydrocarbures et de Patrimoine Minier’s (“SMHPM”) (Mauritania’s national oil company) participating interest in Block C8, Block C12 and Block C13 is 60%,  30% and 10%, respectively, and we remain as operator. The final allocation resulted in sales proceeds of $28.7 million, which exceeded our book basis in the assets, resulting in a $24.7 million gain on the transaction.

In October 2015, we closed a sale and purchase agreement with ERHC Energy EEZ, LDA, whereby we acquired an 85% participating interest and operatorship in Block 11 offshore Sao Tome. The National Petroleum Agency, Agencia Nacional Do Petroleo De Sao Tome E Príncipe (“ANPSTP”), has a 15% carried interest.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners that it would exercise its right for the contractor group to pay its 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. We will be reimbursed for our portion of such costs plus interest from GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of September 30, 2015 and December 31, 2014, the joint interest billing receivables due from GNPC for the TEN development costs were $31.3 million and $14.2 million, respectively, which are classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Oil and gas properties:
Proved properties	$1,285,424	$1,156,868
Unproved properties	493,769	363,717
Support equipment and facilities	1,147,467	968,722
Total oil and gas properties	2,926,660	2,489,307
Less: accumulated depletion	(815,293)	(716,121)
Oil and gas properties, net	2,111,367	1,773,186

Other property	34,603	33,718
Less: accumulated depreciation	(25,429)	(22,058)
Other property, net	9,174	11,660

Property and equipment, net	$2,120,541	$1,784,846

We recorded depletion expense of $33.6 million and $34.6 million for the three months ended September 30, 2015 and 2014, respectively, and $103.4 million and $145.8 million for the nine months ended September 30, 2014 and 2015, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the nine months ended September 30, 2015. The table excludes $62.7 million in costs that were capitalized and subsequently expensed during the same period.

Nine Months Ended
September 30,
2015
(In thousands)
Beginning balance	$226,714
Additions to capitalized exploratory well costs pending the determination of proved reserves	153,815
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(23,375)
Ending balance	$357,154

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2015	December 31, 2014
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$143,558	$16,814
Exploratory well costs capitalized for a period of one to two years	3,790	40,865
Exploratory well costs capitalized for a period of three to six years	209,806	169,035
Ending balance	$357,154	$226,714
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	4	5

As of September 30, 2015, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak (formerly Teak-1 and Teak-2) and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all in Ghana.

Mahogany— In March 2015, we submitted a declaration of commerciality to Ghana’s Ministry of Petroleum (formerly Ghana’s Ministry of Energy and Petroleum) and expect to submit a PoD incorporating the Mahogany discovery later this year.

Teak Discovery—In March 2015, we submitted a declaration of commerciality to Ghana’s Ministry of Petroleum and expect to submit a PoD incorporating the Teak discovery later this year.

Akasa Discovery— We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the discovery. If we determine the discovery to be commercial, a declaration of commerciality would be provided and a PoD would be prepared and submitted to Ghana’s Ministry of Petroleum, as required under the WCTP petroleum contract.

Wawa Discovery—In April 2015, the Special Chamber of the International Tribunal of the Law of the Sea (“ITLOS”) issued an order in response to the provisional measures sought by the government of Cote d’Ivoire in its pending maritime boundary dispute with the government of Ghana. ITLOS rejected the request that Ghana suspend all ongoing exploration and development operations in the disputed area in which the Wawa Discovery is situated until ITLOS gives its decision on the maritime boundary dispute, which is expected in late 2017. ITLOS did order Ghana to suspend new drilling in the disputed area.  We plan to discuss with the government of Ghana the effects of the ITLOS order on the proposed Wawa appraisal activities so that we can more clearly define our future plans and corresponding timeline. In the meantime, we continue to reprocess seismic data and have acquired a high resolution seismic survey over the discovery area. Following additional evaluation and potential appraisal activities, a decision regarding commerciality of the Wawa discovery will be made by the DT Block partners. Within nine months of a declaration of commerciality, a PoD would be prepared and submitted to Ghana’s Ministry of Petroleum, as required under the DT petroleum contract.

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Accrued liabilities:
Exploration, development and production	$99,947	$139,393
General and administrative expenses	19,675	21,926
Interest	7,120	10,271
Income taxes	2,129	9,233
Taxes other than income	1,324	20,315
Other	—	829
	$130,195	$201,967

8. Debt

	September 30,	December 31,
	2015	2014
	(In thousands)
Outstanding debt principal balances:
Facility	$400,000	$500,000
Senior Notes	525,000	300,000
Total	925,000	800,000
Unamortized issuance discounts	(25,645)	(5,731)
Long-term debt	$899,355	$794,269

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions, including the International Finance Corporation. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of September 30, 2015, we have $39.2 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of September 30, 2015, borrowings under the Facility totaled $400.0 million and the undrawn availability under the Facility was $1.1 billion.

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014 expires on March 31, 2018. However the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of September 30, 2015, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2015 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million, extending the maturity date to November 2018 and lowering the commitment fees on the undrawn portion of the total commitments to 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of September 30, 2015, we have $8.7 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term.  Additionally, a negative covenant was added that restricts our ability to incur additional indebtedness that would not be permitted by the indenture governing our 7.875% senior secured notes due 2021.

As of September 30, 2015, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2015 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. In July 2015, we reduced the size of our LC Facility by $25.0 million to $75.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. As of September 30, 2015, there were eight outstanding letters of credit totaling $23.1 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

In August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

In April 2015, we issued an additional $225.0 million Senior Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. The net proceeds were used to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Notes have identical terms to the initial $300.0 million of Senior Notes, other than the date of issue, the initial price, the first interest payment date and the first date from which interest will accrue.

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

At September 30, 2015, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	2015(2)	2016	2017	2018	2019	Thereafter
	(In thousands)
Principal debt repayments(1)	$—	$—	$—	$—	$—	$925,000

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of September 30, 2015. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2015, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period October 1, 2015 through December 31, 2015.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the period comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest expense	$20,031	$14,406	$54,687	$36,400
Amortization—deferred financing costs	2,554	2,593	7,773	7,938
Loss on extinguishment of debt	—	—	165	2,898
Capitalized interest	(15,152)	(4,904)	(37,146)	(13,007)
Deferred interest	129	(118)	1,421	(3,964)
Interest income	(168)	(69)	(508)	(323)
Other, net	2,532	454	3,283	1,555
Interest and other financing costs, net	$9,926	$12,362	$29,675	$31,497

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of September 30, 2015.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable	Swap	Put	Floor	Ceiling	Call
2015 :
October — December	Three-way collars	1,064	$0.46	$—	$—	$87.43	$110.00	$133.82
October — December	Swaps with calls	503	—	93.59	—	—	—	115.00
2016 :
January — December	Purchased puts	2,000	$3.41	$—	$—	$85.00	$—	$—
January — December	Three-way collars	2,000	—	—	—	85.00	110.00	135.00
January — December	Swaps with puts	2,000	—	75.00	60.00	—	—	—
2017 :
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

Interest Rate Derivative Contracts

The following table summarizes our open interest rate swaps, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate, and our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of September 30, 2015:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
October 2015 — December 2015	Swap	6-month LIBOR	$25,000	2.27%	—
January 2016 — June 2016	Swap	6-month LIBOR	12,500	2.27%	—
January 2016 — December 2018	Capped swap	1-month LIBOR	200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of September 30, 2015 and December 31, 2014 and gain/(loss) from derivatives during the three and nine months ended September 30, 2015 and 2014, respectively:

		Estimated Fair Value
		Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2015	2014
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$164,172	$163,275
Commodity(2)	Derivatives assets—long-term	66,247	89,210
Interest rate	Derivatives assets—long-term	—	—
Derivative liabilities:
Interest rate	Derivatives liabilities—current	(1,386)	(721)
Commodity	Derivatives liabilities—long-term	(2,679)	—
Interest rate	Derivatives liabilities—long-term	(784)	(68)
Total derivatives not designated as hedging instruments		$225,570	$251,696

(1)	Includes net deferred premiums payable of $5.0 million and $1.8 million related to commodity derivative contracts as of September 30, 2015 and December 31, 2014, respectively.

(2)	Includes net deferred premiums payable of $6.5 million and $6.9 million related to commodity derivative contracts as of September 30, 2015 and December 31, 2014, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2015	2014	2015	2014
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$378	$290	$767	$1,101
Total derivatives in cash flow hedging relationships		$378	$290	$767	$1,101
Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(1,033)	$(4,886)	$(736)	$(8,253)
Commodity	Derivatives, net	142,129	40,407	129,579	20,869
Interest rate	Interest expense	(2,162)	(2)	(1,903)	(209)
Total derivatives not designated as hedging instruments		$138,934	$35,519	$126,940	$12,407

(1)	Amounts were reclassified from accumulated other comprehensive income or loss (“AOCI”) into earnings upon settlement.
(2)	Amounts represent the mark-to-market portion of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2015 and December 31, 2014, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, if an event of default occurred the offsetting amounts would be immaterial as of September 30, 2015 and December 31, 2014.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2015
Assets:
Commodity derivatives	$—	$230,419	$—	$230,419
Liabilities:
Commodity derivatives	—	(2,679)	—	(2,679)
Interest rate derivatives	—	(2,170)	—	(2,170)
Total	$—	$225,570	$—	$225,570
December 31, 2014
Assets:
Commodity derivatives	$—	$252,485	$—	$252,485
Liabilities:
Interest rate derivatives	—	(789)	—	(789)
Total	$—	$251,696	$—	$251,696

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

Debt

The following table presents the carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$899,355	$848,875	$794,269	$755,000

The carrying value of the Facility approximates fair value since it is subject to short-term floating interest rates that approximate the rates available to us for those periods. The fair value of our Senior Notes is based on quoted market prices, which results in a Level 1 fair value measurement.

11. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $13.9 million and $19.0 million during the three months ended September 30, 2015 and 2014, respectively, and $62.4 million and $55.0 million for the nine months ended September 30, 2015 and 2014, respectively. The total tax benefit for the three months ended September 30, 2015 and 2014 was $4.7 million and $6.7 million, respectively, and $21.1 million and $19.2 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $0.1 million and zero for the three months ended September 30, 2015 and 2014 respectively, and $18.5 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The fair value of awards vested during the three months ended September 30, 2015 and 2014 was approximately $1.0 million and $1.3 million, respectively, and $51.8 million and $34.6 million for the nine months ended September 30, 2015 and 2014, respectively. The Company has granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service criteria under the LTIP. Our outstanding awards vest over a three or four year period. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of September 30, 2015:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2014	3,240	$16.95	3,361	$13.00
Granted	660	8.64	—	—
Forfeited	(2)	8.85	(1,554)	13.29
Vested	(3,065)	17.26	(1,546)	13.30
Outstanding at September 30, 2015	833	9.27	261	9.44

The following table reflects the outstanding restricted stock units as of September 30, 2015:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2014	3,367	$10.76	3,246	$15.66
Granted	1,454	8.46	3,498	12.96
Forfeited	(89)	10.22	(68)	14.72
Vested	(1,010)	10.78	—	—
Outstanding at September 30, 2015	3,722	9.87	6,676	14.25

As of September 30, 2015, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $64.1 million over a weighted average period of 1.90 years. In January 2015, the board of directors approved an amendment to the May 16, 2011 LTIP to add 15.0 million shares to the plan, which was approved at the Annual General Meeting in June 2015. At September 30, 2015, the Company had approximately 11.5 million shares that remain available for issuance under the LTIP.

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

12. Income Taxes

Income tax expense was $62.2 million and $38.5 million for the three months ended September 30, 2015 and 2014, respectively, and $113.3 million and $170.0 million for the nine months ended September 30, 2015 and 2014, respectively. The income tax provision consists of United States and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Bermuda	$(16,268)	$(8,368)	$(47,304)	$(20,588)
United States	2,903	3,049	11,457	10,542
Foreign—other	135,848	62,910	55,318	330,680
Income before income taxes	$122,483	$57,591	$19,471	$320,634

Our effective tax rate for the three months ended September 30, 2015 and 2014 is 51% and 67% , respectively. For the nine months ended September 30, 2015 and 2014, our effective tax rate is 582% and 53%, respectively. The effective tax rate for the United States is approximately 44% and 38% for the three months ended September 30, 2015 and 2014, respectively, and 202% and 102% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate in the United States is impacted by the effect of tax shortfalls related to equity-based compensation. The effective tax rate for Ghana is approximately 35% and 33% for the three months ended September 30, 2015 and 2014, respectively and 35% for the nine months ended September 30, 2015 and 2014. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate, or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

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

As of September 30, 2015, the Company had no material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

13. Net Income (Loss) Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income (loss)	$60,265	$19,123	$(93,836)	$150,599
Less: Basic income allocable to participating securities(1)	(131)	(174)	—	(1,919)
Basic net income (loss) allocable to common shareholders	60,134	18,949	(93,836)	148,680
Diluted adjustments to income allocable to participating securities(1)	—	1	—	17
Diluted net income (loss) allocable to common shareholders	$60,134	$18,950	$(93,836)	$148,697
Denominator:
Weighted average number of shares used to compute net income (loss) per share:
Basic	383,924	379,969	382,603	378,881
Restricted stock awards and units(1)(2)	6,662	2,221	—	3,406
Diluted	390,586	382,190	382,603	382,287
Net income (loss) per share:
Basic	$0.16	$0.05	$(0.25)	$0.39
Diluted	$0.15	$0.05	$(0.25)	$0.39

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

(2)

We excluded outstanding restricted stock awards and units of 1.8 million and 6.8 million for the three months ended September 30, 2015 and 2014, respectively, and 11.5 million and 4.7 million for the nine months ended September 30, 2015 and 2014, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

In June 2013, we signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build 6th generation drillship “Atwood Achiever.” We took delivery of the Atwood Achiever in September 2014. The rig agreement originally covered an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three-year term. In September 2015, we amended the rig agreement effective October 1, 2015 to extend the contract end date by one year and reduce the rate to approximately $0.5 million per day. We have the option exercisable any time before October 1, 2016 to revert to the original day rate and original agreement end date, and would be required to make a payment that would account for the difference in day rate, taxes and administrative costs during the period the reduced day rate was effective.

The estimated future minimum commitments as of September 30, 2015, are:

	Payments Due By Year(1)
	Total	2015(2)	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating leases(3)	$13,656	$821	$3,158	$3,223	$3,323	$3,131	$—
Atwood Achiever drilling rig contract(4)	564,455	45,593	181,379	180,883	156,600	—	—

(1)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from October 1, 2015 through December 31, 2015.

(3)	Primarily relates to corporate office and foreign office leases.

(4)	Commitments calculated using the amended day rate of $0.5 million effective October 1, 2015, excluding applicable taxes.

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

Overview

We are a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margin. Our assets include existing production and other major development projects offshore Ghana, as well as exploration licenses with significant hydrocarbon potential offshore Mauritania, Portugal, Sao Tome, Senegal, Suriname, Morocco and Western Sahara.

Recent Developments

Rig Agreement

In September 2015, we amended the Atwood Achiever rig agreement with Atwood Oceanics, Inc. effective October 1, 2015 to extend the contract end date by one year and reduce the rate to approximately $0.5 million per day. We have the option exercisable any time before October 1, 2016 to revert to the original day rate and original agreement end date, and would be required to make a payment that would account for the difference in the day rate, taxes and administrative costs during the period the reduced day rate was effective.

Corporate

In July 2015, we reduced the size of our revolving letter of credit facility agreement (“LC Facility”) by $25.0 million to $75.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added.

Ghana

We submitted a declaration of commerciality on the Mahogany discovery in March 2015. We expect to submit a plan of development incorporating the Mahogany discovery area later this year. In September 2015, the Ghana National Petroleum Corporation (“GNPC”) exercised its West Cape Three Points (“WCTP”) petroleum contract option, with respect to the Mahogany discovery, to acquire an additional paying interest of 2.5%. After giving effect to the exercise of such option, Kosmos’ participating interest in the Mahogany discovery is 30.0%.

We submitted a declaration of commerciality on the Teak discovery in March 2015.  We expect to submit a plan of development incorporating the Teak discovery later this year. In September 2015, GNPC exercised its WCTP petroleum contract option, with respect to the Teak discovery, to acquire an additional paying interest of 2.5%. After giving effect to the exercise of such option, Kosmos’ participating interest in the Teak discovery is 30.0%.

We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the Akasa discovery.

Jubilee gas exports were temporarily halted in July due to an issue with the gas compression facilities on the Jubilee FPSO. The reduction in gas exports constrained Jubilee Field production to approximately 65,000 barrels (gross) of oil per day. The gas compression facilities were repaired and we resumed full production in early August 2015.

Mauritania

The second exploration well offshore Mauritania, Marsouin-1, was spud in August 2015. We expect well results during the fourth quarter.

Portugal

In September 2015, we completed a 3D seismic survey of approximately 3,200 square kilometers over the Camarao block offshore Portugal.

Sao Tome

In October 2015, we closed a sale and purchase agreement with ERHC Energy EEZ, LDA, whereby we acquired an 85% participating interest and operatorship in Block 11 offshore Sao Tome. The National Petroleum Agency, Agencia Nacional Do Petroleo De Sao Tome E Príncipe (“ANPSTP”), has a 15% carried interest.

 Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three and nine months ended September 30, 2015 and 2014 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,850	1,443	5,695	6,297

Revenues:
Oil sales	$96,584	$137,485	$324,948	$678,635
Average sales price per Bbl	52.21	95.26	57.06	107.78

Costs:
Oil production, excluding workovers	$23,745	$14,883	$62,482	$52,786
Oil production, workovers	(588)	214	12,999	1,580
Total oil production costs	$23,157	$15,097	$75,481	$54,366

Depletion and depreciation	$35,995	$36,959	$110,534	$152,883

Average cost per Bbl:
Oil production, excluding workovers	$12.84	$10.31	$10.97	$8.38
Oil production, workovers	(0.32)	0.15	2.28	0.25
Total oil production costs	12.52	10.46	13.25	8.63

Depletion and depreciation	19.46	25.61	19.41	24.28
Oil production cost and depletion costs	$31.98	$36.07	$32.66	$32.91

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2015:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration			Development
	Gross	Net	Gross	Net	Gross	Net		Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—		1	0.24
West Cape Three Points	—	—	—	—	9	2.78		—	—
TEN	—	—	1	0.17	—	—		13	2.21
Deepwater Tano	—	—	—	—	1	0.18		—	—
Mauritania
Block C8	1	0.60	—	—	1	0.90	(1)	—	—
Total	1	0.60	2	0.41	11	3.86		14	2.45

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

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$96,584	$137,485	$(40,901)
Gain on sale of assets	—	—	—
Other income	(1,266)	882	(2,148)
Total revenues and other income	95,318	138,367	(43,049)
Costs and expenses:
Oil and gas production	23,157	15,097	8,060
Exploration expenses	18,904	21,334	(2,430)
General and administrative	26,692	35,148	(8,456)
Depletion and depreciation	35,995	36,959	(964)
Interest and other financing costs, net	9,926	12,362	(2,436)
Derivatives, net	(142,129)	(40,407)	(101,722)
Restructuring charges	—	(46)	46
Other expenses, net	290	329	(39)
Total costs and expenses	(27,165)	80,776	(107,941)
Income before income taxes	122,483	57,591	64,892
Income tax expense	62,218	38,468	23,750
Net income	$60,265	$19,123	$41,142

Oil and gas revenue.  Oil and gas revenue decreased by $40.9 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to a lower realized price per barrel despite an increase in volumes; two liftings in 2015 compared to one and one-half liftings in 2014. We lifted and sold approximately 1,850 MBbl at an average realized price per barrel of $52.21 during the three months ended September 30, 2015 and approximately 1,443 MBbl at an average realized price per barrel of $95.26 during the three months ended September 30, 2014.

Oil and gas production.  Oil and gas production costs increased by $8.1 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 primarily due to an increase in routine operating costs associated with the increased sales volumes, repairs to the gas compressor and costs to remove the damaged riser offset by a decrease in well workover costs. Our workover costs are related to performing workovers on our wells, which are performed on an as needed basis. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each quarter.

Exploration expenses.  Exploration expenses decreased by $2.4 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 primarily due to a decrease in seismic costs.

General and administrative.  General and administrative costs decreased by $8.5 million during the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. The decrease is primarily due to a decrease in non-cash stock-based compensation and cash compensation and benefits and an increase in capitalized general and administrative costs.

Depletion and depreciation.  Depletion and depreciation decreased $1.0 million during the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. The decrease is primarily due to the lower depletion rate during the three months ended September 30, 2015 related to an increase in proved reserves in the fourth quarter of 2014.

Derivatives, net.  During the three months ended September 30, 2015 and 2014, we recorded gains of $142.1 million and $40.4 million, respectively, on our outstanding hedge positions. The gains recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense.  The Company’s effective tax rates for the three months ended September 30, 2015 and 2014 were 51% and 67%, respectively. The effective tax rates for the periods presented are impacted by losses and expenses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to tax or where we have a valuation allowance against our deferred tax assets, and therefore do not generate any income tax benefits. Income tax expense increased $23.8 million during the three months ended September 30, 2015, as compared with September 30, 2014, primarily due to increased income in our Ghanaian subsidiary related to commodity derivatives.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$324,948	$678,635	$(353,687)
Gain on sale of assets	24,651	23,769	882
Other income	89	2,190	(2,101)
Total revenues and other income	349,688	704,594	(354,906)
Costs and expenses:
Oil and gas production	75,481	54,366	21,115
Exploration expenses	132,384	57,652	74,732
General and administrative	106,538	95,041	11,497
Depletion and depreciation	110,534	152,883	(42,349)
Interest and other financing costs, net	29,675	31,497	(1,822)
Derivatives, net	(129,579)	(20,869)	(108,710)
Restructuring charges	—	11,758	(11,758)
Other expenses, net	5,184	1,632	3,552
Total costs and expenses	330,217	383,960	(53,743)
Income before income taxes	19,471	320,634	(301,163)
Income tax expense	113,307	170,035	(56,728)
Net income (loss)	$(93,836)	$150,599	$(244,435)

Oil and gas revenue.  Oil and gas revenue decreased by $353.7 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to a lower realized price per barrel and a decrease in sales volumes, six liftings in 2015 compared to six and one-half liftings in 2014. We lifted and sold

5,695 MBbl at an average realized price per barrel of $57.06 during the nine months ended September 30, 2015 and 6,297 MBbl at an average realized price per barrel of $107.78 during the nine months ended September 30, 2014.

Oil and gas production.  Oil and gas production costs increased by $21.1 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 primarily due to an increase in well workover costs and an increase in routine operating expenses, including repairs to the gas compressor and costs to remove the damaged riser. Our workover costs are related to performing workovers on our wells, which are performed on an as needed basis. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each period.

Exploration expenses.  Exploration expenses increased by $74.7 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 primarily due to $86.2 million of unsuccessful well costs for the Western Sahara CB-1 exploration well in 2015 offset by a decrease in seismic costs of $10.5 million.

General and administrative.  General and administrative costs increased by $11.5 million during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014. The increase is primarily due an increase in non-cash stock-based compensation, professional fees and occupancy and general expenses.

Depletion and depreciation.  Depletion and depreciation decreased $42.3 million during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014. The decrease is primarily due to the lower depletion rate during the nine months ended September 30, 2015 due to an increase in proved reserves in the fourth quarter of 2014. In addition, depletion decreased due to lower sales volumes, six liftings of oil during the nine months ended September 30, 2015, as compared to six and one-half liftings during the nine months ended September 30, 2014.

Derivatives, net.  During the nine months ended September 30, 2015 and 2014, we recorded gains of $129.6 million and $20.9 million, respectively, on our outstanding hedge positions. The gains recorded were a result of changes in the forward curve of oil prices during the respective periods.

Restructuring charges.  During the nine months ended September 30, 2014, we recognized $11.8 million in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization, which includes $5.0 million of non-cash expense related to awards granted under our LTIP.

Other expenses, net.  During the nine months ended September 30, 2015, we recognized a $4.2 million write-off related to a damaged riser.

Income tax expense.  The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 were 582% and 53%, respectively. The effective tax rates for the periods presented are impacted by losses and expenses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to tax or where we have valuation allowances against our deferred tax assets, and therefore do not generate any income tax. Income tax expense decreased $56.7 million during the nine months ended September 30, 2015, as compared with September 30, 2014, primarily due to reduced income from our Ghanaian subsidiary.

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

In September 2015, following the lenders’ semi-annual redetermination, the borrowing base under our Facility remained unchanged at $1.5 billion. The borrowing base calculation included value related to the Jubilee field and TEN development project. As of September 30, 2015, undrawn availability under the Facility was $1.1 billion.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	$272,479	$372,234
Net proceeds from issuance of senior secured notes	206,774	294,000
Borrowings under long-term debt	100,000	—
Proceeds on sale of assets	28,692	58,315
	607,945	724,549
Uses of cash and cash equivalents:
Oil and gas assets	$559,342	$290,218
Other property	793	1,403
Payments on long-term debt	200,000	400,000
Purchase of treasury stock	17,981	11,067
Deferred financing costs	9,031	21,572
Restricted cash	9,594	(2,229)
	796,741	722,031
Increase (decrease) in cash and cash equivalents	$(188,796)	$2,518

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2015 was $271.6 million compared with net cash provided by operating activities for the nine months ended September 30, 2014 of $372.2 million. The decrease in cash provided by operating activities in the nine months ended September 30, 2015 when compared to the same period in 2014 was primarily due to a decrease in results from operations driven by lower realized revenue per barrel sold offset by a positive change in working capital items.

The following table presents our net debt and liquidity as of September 30, 2015:

September 30, 2015
(In thousands)
Cash and cash equivalents	$366,035
Restricted cash	41,645
Senior Notes at par	525,000
Drawings under the Facility	400,000
Net debt	$517,320

Availability under the Facility	$1,100,000
Availability under the Corporate Revolver	400,000
Available borrowings plus cash and cash equivalents	1,866,035

Capital Expenditures and Investments

We expect to incur substantial costs as we:

•	develop our discoveries that we determine to be commercially viable;

•	execute our exploration and appraisal drilling program in our license areas;

•	purchase and analyze seismic and other geological and geophysical data to identify future prospects; and

•	invest in additional oil and natural gas leases and licenses.

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

2015 Capital Program

We estimate we will spend approximately $800 million of capital for the year ending December 31, 2015. Through September 30, 2015, we have spent approximately $515 million of the capital budget. This amount is net of the $28.7 million of proceeds received from the Mauritania farm-out.

The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our drilling results. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil and natural gas and the proceeds we receive from the sale of these commodities, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our oil and natural gas assets.

Significant Sources of Capital

Facility

In March 2014, the Company amended and restated the then existing commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions, including the International Finance Corporation. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

As of September 30, 2015, borrowings under the Facility totaled $400.0 million and the undrawn availability under the Facility was $1.1 billion.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2015 (the most recent assessment date). The Facility contains customary cross default provisions.

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

As of September 30, 2015, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2015 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into the LC Facility. The size of the LC Facility is $100.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. In July 2015, we reduced the size of our LC Facility by $25.0 million to $75.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. As of September 30, 2015, there were eight outstanding letters of credit totaling $23.1 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, the Company issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

During April 2015, we issued an additional $225.0 million Senior Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Notes have identical terms to the initial 300.0 million Senior Notes, other than the date of issue, the initial price, the first interest payment date and the first date from which interest will accrue.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2015:

	Payments Due By Year(5)
	Total	2015(6)	2016	2017	2018	2019	Thereafter
	(In thousands)
Principal debt repayments(1)	$925,000	$—	$—	$—	$—	$—	$925,000
Interest payments on long-term debt(2)	414,206	9,050	78,212	79,651	72,752	64,819	109,722
Operating leases(3)	13,656	821	3,158	3,223	3,323	3,131	—
Atwood Achiever drilling rig contract(4)	564,455	45,593	181,379	180,883	156,600	—	—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of the Facility are based on the level of borrowings and the estimated future available borrowing base as of September 30, 2015. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2015, there were no borrowings under the Corporate Revolver.

(2)

Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.

(3)	Primarily relates to corporate office and foreign office leases.

(4)	Commitments calculated using the amended day rate of $0.5 million effective October 1, 2015, excluding applicable taxes.

(5)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(6)	Represents payments for the period from October 1, 2015 through December 31, 2015.

The following table presents maturities by expected maturity dates under the Senior Notes and the Facility.  For the Senior Notes, the interest rate represents the contractual fixed rate that we are obligated to periodically pay on the debt as of September 30, 2015. For the Facility, the interest rates represent the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

							Liability
	October 1						Fair Value
	Through						at
	December 31,	Years Ending December 31,					September 30,
	2015	2016	2017	2018	2019	Thereafter	2015
		(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$—	$525,000	$(448,875)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$—	$400,000	$(400,000)
Weighted average interest rate(2)	3.56%	3.83%	4.32%	5.14%	5.49%	6.48%
Interest rate swaps:
Notional debt amount(3)	$25,000	$12,500	$—	$—	$—	$—	$(332)
Average fixed rate payable	2.27%	2.27%	—	—	—	—
Variable rate receivable(4)	0.45%	0.62%	—	—	—	—
Capped interest rate swaps:
Notional debt amount	$—	$200,000	$200,000	$200,000	$—	$—	$(1,838)
Cap	—	3.00%	3.00%	3.00%	—	—
Average fixed rate payable(5)	—	1.23%	1.23%	1.23%	—	—
Variable rate receivable(4)	—	0.51%	1.02%	1.40%	—	—

(1)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2015. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2015, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2015, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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
•

termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Mauritania, Morocco (including Western Sahara), Portugal, Sao Tome, Senegal or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2015:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2014	$252,485	$(789)	$251,696
Changes in contract fair value	128,842	(1,903)	126,939
Contract maturities	(153,587)	522	(153,065)
Fair value of contracts outstanding as of September 30, 2015	$227,740	$(2,170)	$225,570

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

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of three-way collars, put options, call options and swaps. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to commodity prices would increase.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2015:

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Deferred						Fair Value at
			Premium						September 30,
Term	Type of Contract	MBbl	Payable	Swap	Put	Floor	Ceiling	Call	2015(1)
2015:
October — December	Three-way collars	1,064	$0.46	$—	$—	$87.43	$110.00	$133.82	$41,139
October — December	Swaps with calls	503	—	93.59	—	—	—	115.00	22,767
2016:
January — December	Purchased puts	2,000	$3.41	$—	$—	$85.00	$—	$—	$58,021
January — December	Three-way collars	2,000	—	—	—	85.00	110.00	135.00	64,618
January — December	Swaps with puts	2,000	—	75.00	60.00	—	—	—	23,226
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00	$14,572
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—	6,076
January — December	Sold calls(2)	2,000	—	—	—	—	85.00	—	(2,679)

(1)

Fair values are based on the average forward Dated Brent oil prices on September 30, 2015 which by year are: 2015—$48.22, 2016—$52.85 and 2017 — $57.17. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on October 27, 2015 market quotes by year are: 2015—$47.04, 2016—$51.93 and 2017—$56.97.

(2)	Represents call option contracts sold to counterparties to enhance other derivative positions.

At September 30, 2015, our open commodity derivative instruments were in a net asset position of $227.7 million. As of September 30, 2015, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $49.7 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $44.7 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At September 30, 2015, we had indebtedness outstanding under the Facility of $400.0 million, of which $375.0 million bore interest at floating rates after consideration of our interest rate hedges. The interest rate on this indebtedness as of September 30, 2015 was approximately 3.4%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $1.1 billion of undrawn availability under the Facility and on the $400.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of September 30, 2015, the fair market value of our interest rate derivatives was a net liability of approximately $2.2 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares and restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the statutorily required tax liability owed by such grantee. The shares withheld from the grantees to settle their statutorily required tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during the nine months ended, September 30, 2015 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Withheld/Purchased	per Share
	(In thousands)
January 1, 2015—January 31, 2015	—	$—
February 1, 2015—February 28, 2015	1	8.77
March 1, 2015—March 31, 2015	4	8.98
April 1, 2015—April 30, 2015	196	9.53
May 1, 2015—May 31, 2015	1,470	9.31
June 1, 2015—June 30, 2015	23	8.87
July 1, 2015—July 31, 2015	—	—
August 1, 2015—August 31, 2015	—	—
September 1, 2015—September 30, 2015	—	—
Total	1,694	9.33

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information.

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended September 30, 2015. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended September 30, 2015, as the case may be, additional reportable transactions may be disclosed by such companies.

As of September 30, 2015, funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 31% of our outstanding common shares. We are also a party to a shareholders agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus currently has the right to designate three members of our board of directors. Accordingly, Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended September 30, 2015.

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

SAMIH Disclosure:

Quarter ended September 30, 2015

“Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

In addition, during the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.”

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

Kosmos Energy Ltd.
(Registrant)

Date	November 2, 2015	/s/ THOMAS P. CHAMBERS
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