Form 10-Q
period 2016-03-31
Kosmos Energy Ltd.
filed 2016-05-09
CIK 1509991

 a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Shares, $0.01 par value	385,179,418

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,917	$275,004
Restricted cash	28,557	28,533
Receivables:
Joint interest billings	65,677	67,200
Oil sales	—	35,950
Other	29,193	34,882
Inventories	67,227	85,173
Prepaid expenses and other	11,092	24,766
Derivatives	155,796	182,640
Total current assets	570,459	734,148

Property and equipment:
Oil and gas properties, net	2,528,527	2,314,226
Other property, net	7,725	8,613
Property and equipment, net	2,536,252	2,322,839

Other assets:
Restricted cash	7,313	7,325
Long-term receivables - joint interest billings	38,513	37,687
Deferred financing costs, net of accumulated amortization of $9,159 and $8,475 at March 31, 2016 and December 31, 2015, respectively	7,302	7,986
Long-term deferred tax assets	30,866	33,209
Derivatives	40,675	59,856
Other	3,439	—
Total assets	$3,234,819	$3,203,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$237,188	$295,689
Accrued liabilities	142,104	159,897
Derivatives	1,473	1,155
Total current liabilities	380,765	456,741

Long-term liabilities:
Long-term debt	1,013,596	860,878
Derivatives	12,377	4,196
Asset retirement obligations	45,122	43,938
Deferred tax liabilities	497,895	502,189
Other long-term liabilities	8,942	9,595
Total long-term liabilities	1,577,932	1,420,796

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 394,163,942 and 393,902,643 issued at March 31, 2016 and December 31, 2015, respectively	3,942	3,939
Additional paid-in capital	1,943,280	1,933,189
Accumulated deficit	(623,679)	(564,686)
Treasury stock, at cost, 9,006,216 and 8,812,054 shares at March 31, 2016 and December 31, 2015, respectively	(47,421)	(46,929)
Total shareholders’ equity	1,276,122	1,325,513
Total liabilities and shareholders’ equity	$3,234,819	$3,203,050

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues and other income:
Oil and gas revenue	$62,125	$109,164
Gain on sale of assets	—	22,751
Other income	8	642

Total revenues and other income	62,133	132,557

Costs and expenses:
Oil and gas production	29,392	32,100
Exploration expenses	23,858	98,941
General and administrative	17,920	38,667
Depletion and depreciation	31,266	37,007
Interest and other financing costs, net	10,324	10,751
Derivatives, net	(4,345)	(32,327)
Other expenses, net	14,733	628

Total costs and expenses	123,148	185,767

Loss before income taxes	(61,015)	(53,210)
Income tax expense (benefit)	(2,022)	25,699

Net loss	$(58,993)	$(78,909)

Net loss per share:
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)

Weighted average number of shares used to compute net loss per share:
Basic	384,435	380,355
Diluted	384,435	380,355

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(58,993)	$(78,909)
Other comprehensive loss:
Reclassification adjustments for derivative gains included in net loss	—	(194)
Other comprehensive loss	—	(194)
Comprehensive loss	$(58,993)	$(79,103)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2015	393,903	$3,939	$1,933,189	$(564,686)	$(46,929)	$1,325,513
Equity-based compensation	—	—	10,676	—	—	10,676
Restricted stock awards and units	261	3	(3)	—	—	—
Restricted stock forfeitures	—	—	1	—	(1)	—
Purchase of treasury stock	—	—	(583)	—	(491)	(1,074)
Net loss	—	—	—	(58,993)	—	(58,993)
Balance as of March 31, 2016	394,164	$3,942	$1,943,280	$(623,679)	$(47,421)	$1,276,122

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(58,993)	$(78,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	33,817	39,617
Deferred income taxes	(1,951)	5,783
Unsuccessful well costs	2,222	83,627
Change in fair value of derivatives	(2,377)	(34,980)
Cash settlements on derivatives (including $56.6 million and $51.3 million on commodity hedges during 2016 and 2015)	56,901	53,932
Equity-based compensation	10,635	25,183
Gain on sale of assets	—	(22,751)
Other	14,969	1,171
Changes in assets and liabilities:
Decrease in receivables	39,894	35,926
(Increase) decrease in inventories	2,237	(18,443)
(Increase) decrease in prepaid expenses and other	13,674	(4,399)
Decrease in accounts payable	(58,501)	(58,286)
Decrease in accrued liabilities	(36,910)	(36,451)
Net cash provided by (used in) operating activities	15,617	(8,980)

Investing activities
Oil and gas assets	(226,571)	(184,899)
Other property	(47)	(280)
Restricted cash	(12)	(59)
Net cash used in investing activities	(226,630)	(185,238)

Financing activities
Borrowings under long-term debt	150,000	—
Purchase of treasury stock	(1,074)	(148)
Net cash provided by (used in) financing activities	148,926	(148)

Net decrease in cash and cash equivalents	(62,087)	(194,366)
Cash and cash equivalents at beginning of period	275,004	554,831
Cash and cash equivalents at end of period	$212,917	$360,465

Supplemental cash flow information
Cash paid for:
Interest	$14,611	$32,179
Income taxes	$2,734	$10,000

Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$3,417	$—

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

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2016, the changes in the consolidated statements of shareholders’ equity for the three months ended March 31, 2016, the consolidated results of operations for the three months ended March 31, 2016 and 2015, and the consolidated cash flows for the three months ended March 31, 2016 and 2015. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, included in our annual report on Form 10-K.

Restricted Cash

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of March 31, 2016 and December 31, 2015, we had $24.4 million in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of March 31, 2016 and December 31, 2015, we had $4.2 million and $4.1 million, respectively, of short-term restricted cash and $7.3 million of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $67.1 million and $84.4 million of materials and supplies and $0.1 million and $0.8 million of hydrocarbons as of March 31, 2016 and December 31, 2015, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded a write down of $15.7 million during the first quarter of 2016 for materials and supplies inventories as other expenses, net in the consolidated statement of operations and other in the consolidated statement of cash flows.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Recent Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) — Simplifying the Measurement of Inventory.” ASU 2015-11 changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard requires prospective application upon adoption. The Company has elected to early adopt ASU 2015-11 during the first quarter of 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities.  Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 816).” ASU 2016-09 simplifies several aspects of accounting for share-based compensation including the tax consequences, classification of awards as equity or liabilities, forfeitures and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company plans to early adopt this standard during the second quarter of 2016. The adoption of this standard will result in all excess tax benefits and shortfalls being recognized as tax expense or benefit in the reporting period they occur regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits will be classified along with other income tax as an operating activity and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as a financing activity. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.

3.  Acquisitions and Divestitures

In January and February 2016, we entered into farm-in agreements with Equator, an affiliate of Oando, for Block 5 and Block 12, respectively, offshore Sao Tome and Principe, and whereby we acquired a 65% participating interest and operatorship in each block, effective as of February and March 2016, respectively. The national petroleum agency, Agencia Nacional do Petroleo (“ANP”), has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively.

In April 2016, we entered into a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess will acquire a one-third non-operated interest in Block 42 from both Chevron Corporation (“Chevron”) and Kosmos. As part of the agreement, Hess will fund the cost of a 6,500 square kilometer 3D seismic survey, subject to an agreed maximum limit, inclusive of Hess’ share, expected to commence in the third quarter of 2016. Additionally, Hess will disproportionately fund a portion of the first exploration well, if drilled, in the Block 42 contract area, subject to an agreed maximum limit, inclusive of Hess’ share, contingent upon the partnership entering the next phase of the exploration period. The new participating interests will be one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos will remain the operator. The agreement is subject to certain customary closing conditions before the new participating interests are effective.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners that it would exercise its right for the contractor group to pay its 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of March 31, 2016 and December 31, 2015, the joint interest billing receivables due from GNPC for the TEN development costs were $37.3 million and $35.3 million, respectively, which are classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Oil and gas properties:
Proved properties	$1,364,169	$1,337,215
Unproved properties	731,777	593,510
Support equipment and facilities	1,320,200	1,241,943
Total oil and gas properties	3,416,146	3,172,668
Accumulated depletion	(887,619)	(858,442)
Oil and gas properties, net	2,528,527	2,314,226

Other property	34,800	34,807
Accumulated depreciation	(27,075)	(26,194)
Other property, net	7,725	8,613

Property and equipment, net	$2,536,252	$2,322,839

We recorded depletion expense of $29.2 million and $34.7 million for the three months ended March 31, 2016 and 2015, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2016. The table excludes $2.2 million in costs that were capitalized and subsequently expensed during the same period.

March 31,
2016
(In thousands)
Beginning balance	$426,881
Additions to capitalized exploratory well costs pending the determination of proved reserves	198,031
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$624,912

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2016	December 31, 2015
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$397,318	$199,486
Exploratory well costs capitalized for a period of one to two years	17,901	17,702
Exploratory well costs capitalized for a period of three to seven years	209,693	209,693
Ending balance	$624,912	$426,881
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of March 31, 2016, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak (formerly Teak-1 and Teak-2) and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all in Ghana.

Mahogany and Teak Discoveries — In November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure. The expansion of the Jubilee Unit becomes effective upon approval by Ghana’s Ministry of Petroleum of the Greater Jubilee Full Field Development Plan (“GJFFDP”), which was submitted to the government of Ghana in December 2015. The GJFFDP encompasses future development of the Jubilee Field, in addition to future development of the Mahogany and Teak discoveries, which were declared commercial during 2015. We are currently in discussions with the government of Ghana concerning the GJFFDP. Upon approval of the GJFFDP by the Ministry of Petroleum, the Jubilee Unit will be expanded to include the Mahogany and Teak discoveries and revenues and expenses associated with these discoveries will be at the Jubilee Unit interests. The WCTP Block partners have agreed they will take the steps necessary to transfer operatorship of the remaining portions of the WCTP Block to Tullow after approval of the GJFFDP by Ghana’s Ministry of Petroleum.

Akasa Discovery — We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the discovery. If we determine the discovery to be commercial, a declaration of commerciality would be provided and a PoD would be prepared and submitted to Ghana’s Ministry of Petroleum, as required under the WCTP petroleum contract. The WCTP Block partners have agreed they will take the steps necessary to transfer operatorship of the remaining portions of the WCTP Block to Tullow after approval of the GJFFDP by Ghana’s Ministry of Petroleum.

Wawa Discovery — In February 2016, we requested the Ghana Ministry of Petroleum to approve the enlargement of the areal extent of the TEN development and production area to capture the resource accumulation located in the Wawa Discovery Area for a potential future integrated development with TEN. In April 2016, the Ghana Ministry of Petroleum approved our request to enlarge the TEN development and production area subject to continued subsurface and development concept evaluation, along with the requirement to integrate the Wawa Discovery into the TEN PoD.

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Accrued liabilities:
Exploration, development and production	$119,135	$111,064
General and administrative expenses	9,399	24,839
Interest	6,891	17,512
Income taxes	1,176	3,418
Taxes other than income	5,503	3,064
	$142,104	$159,897

8. Debt

	March 31,	December 31,
	2016	2015
	(In thousands)
Outstanding debt principal balances:
Facility	$550,000	$400,000
Senior Notes	525,000	525,000
Total	1,075,000	925,000
Unamortized issuance costs and discounts	(61,404)	(64,122)
Long-term debt	$1,013,596	$860,878

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of March 31, 2016, we have $35.7 million of net deferred financing costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

In March 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was reduced by $73.5 million to $1.427 billion. The borrowing base calculation includes value related to the Jubilee field and TEN development project. As of March 31, 2016, borrowings under the Facility totaled $550.0 million and the undrawn availability under the Facility was $876.5 million.

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014, expires on March 31, 2018, however, the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of March 31, 2016, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2016 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million, extending the maturity date to November 2018 and lowering the commitment fees on the undrawn portion of the total commitments to 30% per annum of the respective margin. The

Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of March 31, 2016, we have $7.3 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term.

As of March 31, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2016 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. As of March 31, 2016, there were nine outstanding letters of credit totaling $15.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

At March 31, 2016, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	2016(2)	2017	2018	2019	2020	Thereafter
	(In thousands)
Principal debt repayments(1)	$—	$—	$—	$32,271	$348,123	$694,606

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of March 31, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2016, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period April 1, 2016 through December 31, 2016.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest expense	$20,948	$15,397
Amortization—deferred financing costs	2,551	2,610
Capitalized interest	(16,446)	(8,840)
Deferred interest	(407)	1,154
Interest income	(368)	(168)
Other, net	4,046	598
Interest and other financing costs, net	$10,324	$10,751

9. Derivative Financial Instruments

We use financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for trading purposes.

We manage market and counterparty credit risk in accordance with our policies and guidelines. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. We have included an estimate of non-performance risk in the fair value measurement of our derivative contracts as required by ASC 820 — Fair Value Measurements and Disclosures.

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of March 31, 2016.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable	Swap	Put	Floor	Ceiling	Call
2016:
April — December	Purchased puts	1,501	$3.41	$—	$—	$85.00	$—	$—
April — December	Three-way collars	1,504	—	—	—	85.00	110.00	135.00
April — December	Swaps with puts	1,500	—	75.00	60.00	—	—	—
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—
January — December	Three-way collars	2,000	1.68	—	30.00	45.00	60.00	—
2018:
January — December	Three-way collars	913	$2.37	$—	$45.00	$60.00	$75.00	$—
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In April 2016, we entered into a three-way collar for 2.0 MMBbl from January 2017 through December 2017 with a floor price of $45.00 per barrel, a ceiling price of $55.00 per barrel and we sold a put at $30.00 per barrel. The contracts are indexed to Dated Brent and have a weighted average deferred premium payable of $1.75 per barrel.

Interest Rate Derivative Contracts

The following table summarizes our open interest rate swaps, whereby we pay a fixed rate of interest and the counterparty pays a variable LIBOR-based rate, and our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of March 31, 2016:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
April 2016 — June 2016	Swap	6-month LIBOR	$12,500	2.27%	—
April 2016 — December 2018	Capped swap	1-month LIBOR	200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of March 31, 2016 and December 31, 2015 and gain/(loss) from derivatives during the three months ended March 31, 2016 and 2015, respectively:

		Estimated Fair Value
		Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2016	2015
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$155,796	$182,640
Commodity(2)	Derivatives assets—long-term	40,675	59,197
Interest rate	Derivatives assets—long-term	—	659
Derivative liabilities:
Commodity	Derivatives liabilities—current	(60)	—
Interest rate	Derivatives liabilities—current	(1,413)	(1,155)
Commodity	Derivatives liabilities—long-term	(11,055)	(4,196)
Interest rate	Derivatives liabilities—long-term	(1,322)	—
Total derivatives not designated as hedging instruments		$182,621	$237,145

(1)	Includes net deferred premiums payable of $6.3 million and $6.2 million related to commodity derivative contracts as of March 31, 2016 and December 31, 2015, respectively.
(2)	Includes net deferred premiums payable of $8.5 million and $6.9 million related to commodity derivative contracts as of March 31, 2016 and December 31, 2015, respectively.

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2016	2015
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$—	$194
Total derivatives in cash flow hedging relationships		$—	$194
Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$610	$2,633
Commodity	Derivatives, net	4,345	32,327
Interest rate	Interest expense	(2,578)	(174)
Total derivatives not designated as hedging instruments		$2,377	$34,786

(1)	Amounts were reclassified from accumulated other comprehensive income or loss (“AOCI”) into earnings upon settlement during 2015.
(2)	Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2016 and December 31, 2015, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets. Additionally, if an event of default occurred the offsetting amounts would be immaterial as of March 31, 2016 and December 31, 2015.

10. Fair Value Measurements

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. We prioritize the inputs used in measuring fair value into the following fair value hierarchy:

•	Level 1 — quoted prices for identical assets or liabilities in active markets.

•

Level 2 — quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 — unobservable inputs for the asset or liability. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2016
Assets:
Commodity derivatives	$—	$196,471	$—	$196,471
Interest rate derivatives	—	—	—	—
Liabilities:
Commodity derivatives	—	(11,115)	—	(11,115)
Interest rate derivatives	—	(2,735)	—	(2,735)
Total	$—	$182,621	$—	$182,621
December 31, 2015
Assets:
Commodity derivatives	$—	$241,837	$—	$241,837
Interest rate derivatives	—	659	—	659
Liabilities:
Commodity derivatives	—	(4,196)	—	(4,196)
Interest rate derivatives	—	(1,155)	—	(1,155)
Total	$—	$237,145	$—	$237,145

The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Our long-term receivables, after any allowances for doubtful accounts, and other long-term assets approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.

Commodity Derivatives

Our commodity derivatives represent crude oil three-way collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 9 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

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

Debt

The following table presents the carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$1,051,037	$992,313	$900,186	$823,612

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

11. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $10.6 million and $25.2 million during the three months ended March 31, 2016 and 2015, respectively. The total tax benefit for the three months ended March 31, 2016 and 2015 was $3.6 million and $8.4 million, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $1.2 million and $0.1 million for the three months ended March 31, 2016 and 2015 respectively. The fair value of awards vested during the three months ended March 31, 2016 and 2015 was approximately $4.6 million and $0.8 million, respectively. The Company has granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service criteria under the LTIP. Substantially, all these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of March 31, 2016:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2015	810	9.20	261	9.44
Granted	—	—	—	—
Forfeited	—	—	(97)	9.46
Vested	(238)	9.03	(60)	9.37
Outstanding at March 31, 2016	572	9.27	104	9.45

The following table reflects the outstanding restricted stock units as of March 31, 2016:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2015	3,592	9.79	6,578	14.24
Granted	1,909	3.87	1,338	4.88
Forfeited	(78)	9.79	(28)	15.18
Vested	(376)	8.93	—	—
Outstanding at March 31, 2016	5,047	7.61	7,888	12.65

As of March 31, 2016, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $53.4 million over a weighted average period of 1.77 years. At March 31, 2016, the Company had approximately 7.7 million shares that remain available for issuance under the LTIP.

For restricted stock awards and restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 100% of the awards granted for restricted stock awards and up to 200% of the awards granted for restricted stock units. The grant date fair value of these awards ranged from $6.70 to $13.57 per award for restricted stock awards and $4.83 to $15.81 per award for restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 41.3% to 56.7% for the restricted stock awards and 44.0% to 54.0% for restricted stock units.  The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.5% to 1.1% for restricted stock awards and 0.5% to 1.2% for restricted stock units.

12. Income Taxes

Income tax expense (benefit) was $(2.0) million and $25.7 million for the three months ended March 31, 2016 and 2015, respectively, respectively. The income tax provision consists of United States and Ghanaian income and Texas margin taxes.

The components of income (loss) before income taxes were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Bermuda	$(15,797)	$(13,662)
United States	2,096	4,667
Foreign—other	(47,314)	(44,215)
Loss before income taxes	$(61,015)	$(53,210)

Our effective tax rate for the three months ended March 31, 2016 and 2015 is 3% and (48%), respectively. The effective tax rate for the United States is approximately 108% and 44% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate in the United States is impacted by the effect of equity-based compensation tax shortfalls equal to the excess tax benefit recognized for financial statement purposes over the tax benefit realized for tax return purposes. The effective tax rate for Ghana is approximately 35% for the three months ended March 31, 2016 and 2015. Our other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which we operate. The Company is open to U.S. federal income tax examinations for tax years 2012 through 2015 and to Texas margin tax examinations for the tax years 2011 through 2015. In addition, the Company is open to income tax examinations for years 2011 through 2015 in its significant other foreign jurisdictions, primarily Ghana.

As of March 31, 2016, the Company had no material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

13. Net Income (Loss) Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss	$(58,993)	$(78,909)
Basic income allocable to participating securities(1)	—	—
Basic net loss allocable to common shareholders	(58,993)	(78,909)
Diluted adjustments to income allocable to participating securities(1)	—	—
Diluted net loss allocable to common shareholders	$(58,993)	$(78,909)
Denominator:
Weighted average number of shares outstanding:
Basic	384,435	380,355
Restricted stock awards and units(1)(2)	—	—
Diluted	384,435	380,355
Net loss per share:
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)

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

(2)

We excluded outstanding restricted stock awards and units of 13.6 million and 18.1 million for the three months ended March 31, 2016 and 2015, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

As of March 31, 2016, we had a commitment to drill one exploration well in Morocco and Senegal. In Morocco, our partner is obligated to fund our share of the cost of the exploration well, subject to a maximum spend of $120.0 million. The Senegal commitment was met with the Teranga-1 exploration well which was completed in May 2016. Additionally, we have 2D and 3D seismic requirements in Sao Tome and Principe of 1,200 square kilometers and 4,000 square kilometers, respectively. In Mauritania, we have applied to enter into the second phase of the exploration period which requires drilling two exploration wells and acquiring 1,000 square kilometers of 3D seismic. We are currently awaiting government approval.

In June 2013, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build 6th generation drillship “Atwood Achiever.” KEV took delivery of the Atwood Achiever in September 2014. The rig agreement originally covered an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three year term. In September 2015, KEV amended the rig agreement effective October 1, 2015 to extend the contract end date by one year and reduce the rate to approximately $0.5 million per day. KEV has the option to revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. If KEV exercises the option, KEV would be required to make a rate recovery payment equal to the difference between the original day rate and the amended day rate multiplied by the number of days from the amendment effective date to the date the option is exercised plus certain administrative costs.

In November 2015, we entered into a line of credit agreement with one of our block partners, whereby our partner may draw up to $30 million on the line of credit to pay their portion of costs under the petroleum agreement. Interest accrues on drawn balances at 7.875%. The agreement matures on December 31, 2017, or earlier if certain conditions are met. As of March 31, 2016, there was $3.4 million outstanding under the agreement, which is included in other long-term assets.

Future minimum rental commitments under these leases at March 31, 2016, are as follows:

	Payments Due By Year(1)
	Total	2016(2)	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating leases(3)	$12,141	$2,401	$3,286	$3,323	$3,131	$—	$—
Atwood Achiever drilling rig contract(4)	473,765	136,282	180,883	156,600	—	—	—

(1)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from April 1, 2016 through December 31, 2016.

(3)	Primarily relates to corporate office and foreign office leases.

(4)	Commitments calculated using the amended day rate of $0.5 million effective October 1, 2015, excluding applicable taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2015, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

Corporate

In March 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was reduced by $73.5 million to $1.427 billion. The borrowing base calculation includes value related to the Jubilee field and TEN development project. As of March 31, 2016, borrowings under the Facility totaled $550.0 million and the undrawn availability under the Facility was $876.5 million.

Ghana

Jubilee gross production was impacted late in the first quarter of 2016 following a problem being identified with the FPSO turret bearing. Second quarter 2016 production is forecast to be below expectations due to increased downtime associated with the implementation of revised operating procedures for crude oil offloading and export. However, we do not expect this issue to have a significant long-term financial impact due to continued production from the field and appropriate insurance coverages in place.

A technical investigation of the Jubilee FPSO turret bearing has confirmed that it is no longer able to rotate as originally designed leading to new operating procedures being implemented. These include the vessel being put on "heading control" which requires the use of tugs to minimize vessel rotation and revised crude oil offtake procedures, including the use of a dynamically-positioned shuttle tanker and a storage tanker. Revised operating procedures have now been implemented at the Jubilee field. Sea water injection resumed on April 23, 2016 and crude oil offtake and production commenced on May 3, 2016. These activities and the two-week planned maintenance shutdown have impacted gross production from the Jubilee field, which averaged 80,300 bopd for the first quarter of 2016.

A project team has been established to review the root cause analysis and determine the optimum design of the permanent solution of the Jubilee FPSO turret issue. A decision on the permanent solution is expected in the next few months. Tullow, the Jubilee Field operator, has procured Hull and Machinery insurance, on behalf of the Jubilee Unit partners which covers relevant operating and capital costs associated with damage to the FPSO. Kosmos also has Loss of Production Income (“LOPI”) insurance which covers consequent loss of production and revenue. Kosmos has notified our insurers of the relevant issues.

The TEN Project is making excellent progress and remains within budget and on schedule with first oil expected in the third quarter of 2016. The project is now over 90% complete and during the first quarter of 2016 a number of significant milestones have been achieved. The FPSO Prof. John Evans Atta Mills sailed from Singapore on  January 23, 2016 and arrived in Ghanaian waters on March 2, 2016. The FPSO mooring operation has been completed, the vessel is now being connected to the subsea infrastructure via the risers and umbilicals and the commissioning of these systems is under way. Seven of the eleven pre-drilled wells are now completed, with the eighth completion under way. The overall subsea installation campaign, comprising approximately 35,000 tonnes of equipment, has also reached over 90% completion.

Sao Tome

In January and February 2016, we entered into farm-in agreements with Equator, an affiliate of Oando, for Block 5 and Block 12, respectively, offshore Sao Tome and Principe, and whereby we acquired a 65% participating interest and operatorship in each block, effective as of February and March 2016, respectively. The national petroleum agency, Agencia Nacional do Petroleo (“ANP”), has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively.

Senegal

In January 2016, we announced the Guembeul-1 exploration well, located in the northern part of the Saint Louis Offshore Profond license area in Senegal, made a significant gas discovery. Located approximately five kilometers south of the Tortue-1 exploration well in Mauritania in approximately 2,700 meters of water, the Guembeul-1exploration well was drilled to a total depth of 5,245 meters. The well encountered 101 meters (331 feet) of net gas pay in two excellent quality reservoirs, including 56 meters (184 feet) in the Lower Cenomanian and 45 meters (148 feet) in the underlying Albian, with no water encountered. Importantly, the Guembeul-1 exploration well demonstrated reservoir continuity as well as static pressure communication with the Tortue-1 exploration well in the Lower Cenomanian.

In February 2016, we completed a 3D seismic survey of approximately 4,500 square kilometers in the western portions of the Cayar Offshore Profond and Saint Louis Offshore Profond license areas.

The second exploration well offshore Senegal, Teranga-1, is located in the Cayar Offshore Profond block approximately 65 kilometers northwest of Dakar in nearly 1,800 meters of water and was drilled to a total depth of 4,485 meters. The well encountered 31 meters (102 feet) of net gas pay in good quality reservoir in the Lower Cenomanian objective. Well results confirm that a prolific inboard gas fairway extends approximately 200 kilometers from the Marsouin-1 well in Mauritania through the Greater Tortue area on the maritime boundary to the Teranga-1 well in Senegal.

Mauritania

In March 2016, we announced the Ahmeyim-2 appraisal well successfully delineated the Ahmeyim and Guembeul gas discoveries offshore Mauritania and Senegal. Located in Mauritanian waters, approximately five kilometers northwest, and 200 meters downdip of the basin-opening Tortue-1 discovery well in approximately 2,800 meters of water, Ahmeyim-2 was drilled to a total depth of 5,200 meters. The well confirmed significant thickening of the gross reservoir sequences down-structure and importantly, within the Lower Cenomanian, static fluid pressure communication between the Tortue-1, Guembeul-1 and Ahmeyim-2 wells. The Ahmeyim-2 well encountered 78 meters (256 feet) of net gas pay in two excellent quality reservoirs, including 46 meters (151 feet) in the Lower Cenomanian and 32 meters (105 feet) in the underlying Albian. These results demonstrate field-wide reservoir continuity.

Morocco

 The Cap Boujdour Petroleum Agreement expired in March 2016. Kosmos and Cairn Energy PLC (“Cairn”) are currently in discussions with Office National des Hydrocarbures et des Mines (“ONHYM”) and the Government of Morocco to renew the Petroleum Agreement.

During March 2016, we provided notice to ONHYM that we will not proceed into the next phase for each of the Foum Assaka and Tarhazoute petroleum agreements, offshore Morocco.

Suriname

In April 2016, we entered into a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess will acquire a one-third non-operated interest in Block 42 from both Chevron Corporation (“Chevron”) and Kosmos. As part of the agreement, Hess will fully fund the cost of a 6,500 square kilometer 3D seismic survey, subject to an agreed maximum limit, inclusive of Hess’ share, expected to commence in the third quarter of 2016. Additionally, Hess will disproportionately fund a portion of the first exploration well in the Block 42 contract area, subject to an agreed maximum limit, inclusive of Hess’ share, contingent upon the partnership entering the next phase of the exploration period. The new participating interests will be one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos will remain the operator. The agreement is subject to certain customary closing conditions before the new participating interests are effective.

In April 2016, we received an extension of the initial exploration phase for Block 45 offshore Suriname which now expires in September 2018. We plan to acquire an additional 340 square kilometers of 3D seismic.

 Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three months ended March 31, 2016 and 2015 are included in the following table:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per barrel data)
Sales volumes:
MBbl	1,896	1,900

Revenues:
Oil sales	$62,125	$109,164
Average sales price per Bbl	32.77	57.47

Costs:
Oil production, excluding workovers	$29,375	$18,216
Oil production, workovers	17	13,884
Total oil production costs	$29,392	$32,100

Depletion and depreciation	$31,266	$37,007

Average cost per Bbl:
Oil production, excluding workovers	$15.49	$9.59
Oil production, workovers	0.01	7.31
Total oil production costs	15.50	16.90

Depletion and depreciation	16.49	19.48
Oil production cost and depletion costs	$31.99	$36.38

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2016:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	1	0.17	—	—	10	1.70
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8 (1)	—	—	—	—	3	2.70	—	—
Senegal
Saint Louis Offshore Profond	—	—	—	—	1	0.60	—	—
Cayar Profond	1	0.60	—	—	—	—	—	—
Total	1	0.60	1	0.17	14	6.26	12	2.18

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

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$62,125	$109,164	$(47,039)
Gain on sale of assets	—	22,751	(22,751)
Other income	8	642	(634)
Total revenues and other income	62,133	132,557	(70,424)
Costs and expenses:
Oil and gas production	29,392	32,100	(2,708)
Exploration expenses	23,858	98,941	(75,083)
General and administrative	17,920	38,667	(20,747)
Depletion and depreciation	31,266	37,007	(5,741)
Interest and other financing costs, net	10,324	10,751	(427)
Derivatives, net	(4,345)	(32,327)	27,982
Other expenses, net	14,733	628	14,105
Total costs and expenses	123,148	185,767	(62,619)
Loss before income taxes	(61,015)	(53,210)	(7,805)
Income tax expense (benefit)	(2,022)	25,699	(27,721)
Net loss	$(58,993)	$(78,909)	$19,916

Oil and gas revenue.  Oil and gas revenue decreased by $47.0 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, as a result of a lower realized price per barrel. We lifted and sold 1,896 MBbl at an average realized price per barrel of $32.77 during the three months ended March 31, 2016 and 1,900 MBbl at an average realized price per barrel of $57.47 during the three months ended March 31, 2015.

Gain on sale of assets.  During the three months ended March 31, 2015, we closed a farm‑out agreement with Chevron. The proceeds from the sale were in excess of our book basis, resulting in a gain of $22.8 million.

Oil and gas production.  Oil and gas production costs decreased by $2.7 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 as a result of a decrease in workover expense which more than offset increased operating costs related to our overlift position and limited production as well as the costs related to tug boats, added for heading control for the turret bearing issue during March 2016. We expect the amount of costs associated with workovers to fluctuate based on the activity level during each quarter.

Exploration expenses.  Exploration expenses decreased by $75.1 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease is primarily a result of $83.7 million of unsuccessful well costs for the Western Sahara CB-1 exploration well in 2015.

General and administrative.  General and administrative costs decreased by $20.7 million during the three months ended March 31, 2016, as compared with the three months ended March 31, 2015. The decrease is primarily a result of a decrease in non-cash stock-based compensation, operator costs and professional fees.

Depletion and depreciation.  Depletion and depreciation decreased $5.7 million during the three months ended March 31, 2016, as compared with the three months ended March 31, 2015. The decrease is a result of a lower depletion rate during the three months ended March 31, 2016 as a result of an increase in proved reserves associated with the Jubilee Field in the fourth quarter of 2015.

Derivatives, net.  During the three months ended March 31, 2016 and 2015, we recorded gains of $4 million and $32.3 million, respectively, on our outstanding hedge positions. The gains recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net. Other expenses, net increased by $14.1 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily related an impairment of inventory.

Income tax expense (benefit).  The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 3% and (48%), respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. Income tax expense decreased $27.7 million during the three months ended March 31, 2016, as compared with March 31, 2015, primarily as a result of lower revenue in Ghana.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt. In relation to cash flow generated from our operating activities, if we are unable to continuously export associated natural gas in large quantities from the Jubilee Field, and the potential production restraints caused thereby, then the Company’s cash flows from operations will be adversely affected. In prior years, certain near wellbore productivity issues were identified, impacting several Phase 1 production wells. The Jubilee Unit partners identified and implemented a means of successfully mitigating such past near wellbore productivity issues. We have also experienced mechanical issues in the Jubilee Field, including failures of our water injection facilities and gas compressor on the FPSO, as well as the current Jubilee turret bearing issue. This equipment downtime negatively impacted past oil production and we are in the process of correcting the current mechanical issues experienced in the Jubilee Field.

While we are presently in a strong financial position, the decline in oil prices experienced since 2014, if prolonged or if further deterioration of pricing occurs, could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements as well as impact the borrowing base available under the Facility or the related debt covenants. Commodity prices are volatile and future prices cannot be accurately predicted. We maintain a hedging program to partially mitigate the price volatility. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Current commodity prices, our hedging program and our current liquidity position support our capital program for 2016. As such, our 2016 capital budget is based on our development plans for Ghana and our exploration and appraisal program for 2016.

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil and gas, our partners alignment with respect to capital plans, and the actual cost of exploration, appraisal and development of our oil and natural gas assets.

In March 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was reduced by $73.5 million to $1.427 billion. The borrowing base calculation includes value related to the Jubilee field and TEN development project. As of March 31, 2016, borrowings under the Facility totaled $550.0 million and the undrawn availability under the Facility was $876.5 million.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	$15,617	$(8,980)
Borrowings under long-term debt	150,000	—
	165,617	(8,980)
Uses of cash and cash equivalents:
Oil and gas assets	$226,571	$184,899
Other property	47	280
Purchase of treasury stock	1,074	148
Restricted cash	12	59
	227,704	185,386
Decrease in cash and cash equivalents	$(62,087)	$(194,366)

Net cash provided by operating activities.  Net cash provided by operating activities for the three months ended March 31, 2016 was $15.6 million compared with net cash used in operating activities for the three months ended March 31, 2015 of $9.0 million. The increase in cash provided by operating activities in the three months ended March 31, 2016 when compared to the same period in 2015 is a result of a positive change in working capital items mitigated by a decrease in results from operations driven by lower realized revenue per barrel sold.

The following table presents our net debt and liquidity as of March 31, 2016:

March 31, 2016
(In thousands)
Cash and cash equivalents	$212,917
Restricted cash	35,870
Senior Notes at par	525,000
Drawings under the Facility	550,000
Net debt	$826,213

Availability under the Facility	$876,500
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,489,417

Capital Expenditures and Investments

We expect to incur substantial costs as we:

•	complete the TEN development and fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in our Senegal and Mauritania license areas; and

•	purchase and analyze seismic, evaluate new ventures and manage our rig activities.

We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our participating interests in our prospects including disproportionate payment amounts, the costs involved in developing or participating in the development of a prospect, the timing of third-party projects, our ability to utilize our available drilling rig capacity, the availability of suitable and reliable equipment and qualified personnel and our cash flows from operations. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate; or one or more of our assumptions proves to be incorrect or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

2016 Capital Program

We estimate we will spend approximately $650 million of capital for the year ending December 31, 2016. Through March 31, 2016, we have spent approximately $250 million of the capital budget, which is front-end loaded in the first half of the year based on all of our drilling activity scheduled to be completed by June 2016.

This positions us to achieve our objectives and invest counter-cyclically while maintaining a strong balance sheet. The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our drilling results. Given the current environment and status of ongoing prospect development, we plan to suspend Kosmos operated drilling activities after the completion of the Teranga-1 exploration well offshore Senegal.

Significant Sources of Capital

Facility

In March 2014, we amended and restated the commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

In March 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was reduced by $73.5 million to $1.427 billion. The borrowing base calculation includes value related to the Jubilee field and TEN development project. As of March 31, 2016, borrowings under the Facility totaled $550.0 million and the undrawn availability under the Facility was $876.5 million.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2016 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs.

As of March 31, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.

We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2016 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility is $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. As of March 31, 2016, there were nine outstanding letters of credit totaling $15.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, we issued $300.0 million of Senior Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

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

The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015 for the initial $300.0 million Senior Notes and August 1, 2015 for the additional $225.0 million Senior Notes. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our direct subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” section of our annual report on Form 10-K for the terms of the Senior Notes.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2016:

	Payments Due By Year(5)
	Total	2016(6)	2017	2018	2019	2020	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,075,000	$—	$—	$—	$32,271	$348,123	$694,606
Interest payments on long-term debt(2)	384,175	50,994	81,606	75,981	68,380	62,541	44,673
Operating leases(3)	12,141	2,401	3,286	3,323	3,131	—	—
Atwood Achiever drilling rig contract(4)	473,765	136,282	180,883	156,600	—	—	—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of March 31, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2016, there were no borrowings under the Corporate Revolver.

(2)

Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.

(3)	Primarily relates to corporate office and foreign office leases.

(4)

Commitments calculated using the amended day rate of $0.5 million effective October 1, 2015, excluding applicable taxes. KEV has the option to revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. If KEV exercises the option, KEV would be required to make a rate recovery payment equal to the difference between the original day rate and the amended day rate multiplied by the number of days from the amendment effective date to the date the option is exercised plus certain administrative costs.

(5)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(6)	Represents payments for the period from April 1, 2016 through December 31, 2016.

We currently have a commitment to drill one exploration well in Morocco and Senegal. In Morocco, our partner is obligated to fund our share of the cost of the exploration well, subject to a maximum spend of $120.0 million. The Senegal commitment was met with the Teranga-1 exploration well which was completed in May 2016. Additionally, we have 2D and 3D seismic requirements in Sao Tome and Principe of 1,200 square kilometers and 4,000 square kilometers, respectively. In Mauritania, we have applied to enter into the second phase of the exploration period which requires drilling two exploration wells and acquiring 1,000 square kilometers of 3D seismic. We are currently awaiting government approval.

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

							Liability
	April 1						Fair Value
	Through						at
	December 31,	Years Ending December 31,					March 31,
	2016	2017	2018	2019	2020	Thereafter	2016
		(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$—	$525,000	$(442,313)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt:
Facility(1)	$—	$—	$—	$32,271	$348,123	$169,606	$(550,000)
Weighted average interest rate(2)	3.84%	4.06%	4.67%	4.99%	5.70%	6.10%
Interest rate swaps:
Notional debt amount(3)	$12,500	$—	$—	$—	$—	$—	$(89)
Average fixed rate payable	2.27%	—%	—	—	—	—
Variable rate receivable(4)	0.83%	—%	—	—	—	—
Capped interest rate swaps:
Notional debt amount	$200,000	$200,000	$200,000	$—	$—	$—	$(2,646)
Cap	3.00%	3.00%	3.00%	—	—	—
Average fixed rate payable(5)	1.23%	1.23%	1.23%	—	—	—
Variable rate receivable(4)	0.52%	0.74%	0.97%	—	—	—

(1)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2016, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our annual report on Form 10-K, for the year ended December 31, 2015.

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

•	environmental liabilities;
•	geological, technical, drilling, production and processing problems;
•	the failure of machinery and equipment necessary for the reliable production of oil and natural gas;
•	military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;
•	the cost and availability of adequate insurance coverage and whether such coverage is enough to sufficiently mitigate potential losses;
•	our vulnerability to severe weather events;
•	our ability to meet our obligations under the agreements governing our indebtedness;
•	the availability and cost of financing and refinancing our indebtedness;
•	the amount of collateral required to be posted from time to time in our hedging transactions;
•	the result of any legal proceedings or investigations we may be subject to;
•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks; and

•	other risk factors discussed in the “Item 1A. Risk Factors” section of this quarterly report on Form 10-Q and our annual report on Form 10-K.

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

We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data — Note 2 — Accounting Policies, Note 9 — Derivative Financial Instruments and Note 10 — Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2016:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2015	$237,641	$(496)	$237,145
Changes in contract fair value	4,955	(2,578)	2,377
Contract maturities	(57,240)	339	(56,901)
Fair value of contracts outstanding as of March 31, 2016	$185,356	$(2,735)	$182,621

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude. Oil prices in 2015 ranged between $35.64 and $66.65. In June 2014, Dated Brent crude peaked above $115 per barrel and as recently as January 2016, had fallen below $30 per barrel.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2016:

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Deferred						Fair Value at
			Premium						March 31,
Term	Type of Contract	MBbl	Payable	Swap	Put	Floor	Ceiling	Call	2016(2)
2016:
April — December	Purchased puts	1,501	$3.41	$—	$—	$85.00	$—	$—	$60,398
April — December	Three-way collars	1,504	—	—	—	85.00	110.00	135.00	65,620
April — December	Swaps with puts	1,500	—	75.00	60.00	—	—	—	21,787
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00	$23,882
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—	19,135
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—	(894)
January — December	Three-way collars	2,000	1.68	—	30.00	45.00	60.00	—	1,935
2018:
January — December	Three-way collars	913	$2.37	$—	$45.00	$60.00	$75.00	$—	$3,714
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—	(7,071)
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—	$(3,150)

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)

Fair values are based on the average forward Dated Brent oil prices on March 31, 2016 which by year are: 2016 — $41.26, 2017 — $45.48 2018 — $48.63 and 2019 — $50.33. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on April 25, 2016 market quotes by year are: 2016 — $44.24, 2017 — $47.77, 2018 — $50.26 and 2019 — $51.60.

In April 2016, we entered into a three-way collar for 2.0 MMBbl from January 2017 through December 2017 with a floor price of $45.00 per barrel, a ceiling price of $55.00 per barrel and we sold a put at $30.00 per barrel. The contracts are indexed to Dated Brent and have a weighted average deferred premium payable of $1.75 per barrel.

At March 31, 2016, our open commodity derivative instruments were in a net asset position of $185.4 million. As of March 31, 2016, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $35.3 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $29.6 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At March 31, 2016, we had indebtedness outstanding under the Facility of $550.0 million, of which $337.5 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of March 31, 2016 was approximately 3.7%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.1 million in interest expense per year on the Facility. We pay commitment fees on the $876.5 million of undrawn availability and $73.5 million of unavailable commitments under the Facility and on the $400.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of March 31, 2016, the fair market value of our interest rate swaps was a net liability of approximately $2.7 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued shares of restricted shares and  restricted share units to our employees. On the date that these restricted shares and restricted share units vest, we provide such employees the option to withhold, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutorily tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares withheld during the three months ended, March 31, 2016 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Withheld/Purchased	per Share
	(In thousands)
January 1, 2016—January 31, 2016	79	$5.20
February 1, 2016—February 29, 2016	14	4.32
March 1, 2016—March 31, 2016	4	4.92
Total	97	5.06

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended March 31, 2016. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended March 31, 2016, as the case may be, additional reportable transactions may be disclosed by such companies.

As of March 31, 2016, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 25% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 31% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently has the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended March 31, 2016.

Disclosure relating to Blackstone and its affiliates

Blackstone informed us of (i) the information reproduced below (the “Travelport Disclosure”) regarding Travelport Limited (“Travelport”), and (ii) the information produced below (the “NCR Disclosure”) regarding NCR  Corporation (“NCR”). Each of Travelport and NCR are companies that may be considered affiliates of Blackstone. Because both we, Travelport and NCR may be deemed to be controlled by Blackstone, we may be considered an “affiliate” of each of Travelport and NCR, respectively, for the purposes of Section 13(r) of the Exchange Act.

Travelport Disclosure:

Quarter ended December 31, 2015

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

The gross revenue and net profit attributable to these activities for the year ended December 31, 2015 were approximately $551,000 and $389,000, respectively, and $660,000 and $470,000 for the year ended December 31, 2014, respectively.”

Quarter ended March 31, 2016

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

NCR Disclosure:

Quarter ended March 31, 2016

“Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2016 through March 31, 2016, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company has been winding down its past operations in Syria. The Company’s current license expires on April 30, 2016. The Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. The Company's application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS.”

The NCR Disclosure relates solely to activities conducted by NCR and do not relate to any activities conducted by us. We have no involvement in or control over the activities of NCR, any of its predecessor companies or any of its subsidiaries. Other than as described above, we have no knowledge of the activities of NCR with respect to transactions with Iran, and we have not participated in the preparation of the NCR Disclosure. We have not independently verified the NCR Disclosure, are not representing to the accuracy or completeness of the NCR Disclosure and undertake no obligation to correct or update the NCR Disclosure.

Disclosure relating to Warburg Pincus and its affiliates

Warburg Pincus informed us of the information reproduced below (the “SAMIH Disclosure”) regarding Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH is a company that may be considered an affiliate of Warburg Pincus. Because we and SAMIH may be deemed to be controlled by Warburg Pincus, we may be considered an “affiliate” of SAMIH for the purposes of Section 13(r) of the Exchange Act.

SAMIH Disclosure:

Quarter ended March 31, 2016

“Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program.  The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment instalments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account.  A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first quarter of 2016, related revenue generated by Santander UK was £73.81 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.”

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

Kosmos Energy Ltd.
(Registrant)

Date	May 9, 2016	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*	Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012

10.2*

Amendment No. 1, dated November 24, 2014, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012

10.3*

Amendment No. 2, dated September 15, 2015, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012

10.4*

Deed of Assignment relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 5 Limited and Kosmos Energy Sao Tome and Principe dated February 19, 2016

10.5*

Amendment No. 3, dated February 19, 2016, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 5 Limited and Kosmos Energy Sao Tome and Principe dated April 18, 2012

10.6*	Production Sharing Contract relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Galp Energia São Tomé e Príncipe, Unipessoal, LDA dated October 26, 2015

10.7*

Addendum, dated November 9, 2015, to the Production Sharing Contract relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Galp Energia São Tomé e  Príncipe, Unipessoal, LDA dated October 26, 2015

10.8*

Deed of Assignment relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated November 9, 2015

10.9*	Production Sharing Contract relating to Block 11 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and ERHC Energy EEZ, LDA dated July 23, 2014

10.10*	Deed of Assignment relating to Block 11 Offshore Sao Tome between EHRC Energy EEZ, LDA and Kosmos Energy Sao Tome and Principe dated October 16, 2015

10.11*

First Addendum, dated December 17, 2015, to the Production Sharing Contract relating to Block 11 Offshore Sao Tome between the Democratic Republic of Sao Tome and Kosmos Energy Sao Tome and Principe dated July 23, 2014

10.12*	Production Sharing Contract relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 12 Limited dated February 19, 2016

10.13*

Deed of Assignment relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited and Kosmos Energy Sao Tome and Principe dated March 31, 2016

10.14*

First Amendment, dated March 31, 2016, to the Production Sharing Contract between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited and Kosmos Energy Sao Tome and Principe dated February 19, 2016

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