Form 10-Q
period 2016-09-30
Kosmos Energy Ltd.
filed 2016-11-07
CIK 1509991

deriv a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Shares, $0.01 par value	386,701,970

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

“Field life cover ratio”

The “field life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) the forecasted net present value of net cash flow through depletion plus the net present value of the forecast of certain capital expenditures incurred in relation to the Ghana assets, to (y) the aggregate loan amounts outstanding under the Facility less the Resource Bridge, as applicable.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,040	$275,004
Restricted cash	25,588	28,533
Receivables:
Joint interest billings	52,042	67,200
Oil sales	—	35,950
Other	39,833	34,882
Inventories	82,062	85,173
Prepaid expenses and other	9,602	24,766
Derivatives	68,434	182,640
Total current assets	386,601	734,148

Property and equipment:
Oil and gas properties, net	2,750,203	2,314,226
Other property, net	8,015	8,613
Property and equipment, net	2,758,218	2,322,839

Other assets:
Restricted cash	51,632	7,325
Long-term receivables - joint interest billings	45,998	37,687
Deferred financing costs, net of accumulated amortization of $10,528 and $8,475 at September 30, 2016 and December 31, 2015, respectively	5,933	7,986
Long-term deferred tax assets	32,605	33,209
Derivatives	12,493	59,856
Other	8,337	—
Total assets	$3,301,817	$3,203,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$173,972	$295,689
Accrued liabilities	100,430	159,897
Derivatives	8,055	1,155
Total current liabilities	282,457	456,741

Long-term liabilities:
Long-term debt	1,319,094	860,878
Derivatives	17,428	4,196
Asset retirement obligations	61,163	43,938
Deferred tax liabilities	483,740	502,189
Other long-term liabilities	9,689	9,595
Total long-term liabilities	1,891,114	1,420,796

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 395,743,005 and 393,902,643 issued at September 30, 2016 and December 31, 2015, respectively	3,957	3,939
Additional paid-in capital	1,965,596	1,933,189
Accumulated deficit	(793,710)	(564,686)
Treasury stock, at cost, 9,101,395 and 8,812,054 shares at September 30, 2016 and December 31, 2015, respectively	(47,597)	(46,929)
Total shareholders’ equity	1,128,246	1,325,513
Total liabilities and shareholders’ equity	$3,301,817	$3,203,050

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues and other income:
Oil and gas revenue	$46,628	$96,584	$154,259	$324,948
Gain on sale of assets	—	—	—	24,651
Other income	20,001	(1,266)	20,179	89

Total revenues and other income	66,629	95,318	174,438	349,688

Costs and expenses:
Oil and gas production	13,574	23,157	75,647	75,481
Facilities insurance modifications	5,946	—	5,946	—
Exploration expenses	66,238	18,904	126,498	132,384
General and administrative	21,914	26,692	59,672	106,538
Depletion and depreciation	17,838	35,995	66,031	110,534
Interest and other financing costs, net	11,066	9,926	30,268	29,675
Derivatives, net	(16,891)	(142,129)	33,752	(129,579)
Other expenses, net	(795)	290	13,768	5,184

Total costs and expenses	118,890	(27,165)	411,582	330,217

Income (loss) before income taxes	(52,261)	122,483	(237,144)	19,471
Income tax expense (benefit)	7,502	62,218	(10,064)	113,307

Net income (loss)	$(59,763)	$60,265	$(227,080)	$(93,836)

Net income (loss) per share:
Basic	$(0.15)	$0.16	$(0.59)	$(0.25)
Diluted	$(0.15)	$0.15	$(0.59)	$(0.25)

Weighted average number of shares used to compute net income (loss) per share:
Basic	386,026	383,924	385,130	382,603
Diluted	386,026	390,586	385,130	382,603

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(59,763)	$60,265	$(227,080)	$(93,836)
Other comprehensive loss:
Reclassification adjustments for derivative gains included in net income (loss)	—	(378)	—	(767)
Other comprehensive loss	—	(378)	—	(767)
Comprehensive income (loss)	$(59,763)	$59,887	$(227,080)	$(94,603)

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2015	393,903	$3,939	$1,933,189	$(564,686)	$(46,929)	$1,325,513
Equity-based compensation	—	—	33,687	(1,944)	—	31,743
Restricted stock awards and units	1,840	18	(18)	—	—	—
Restricted stock forfeitures	—	—	2	—	(2)	—
Purchase of treasury stock	—	—	(1,264)	—	(666)	(1,930)
Net loss	—	—	—	(227,080)	—	(227,080)
Balance as of September 30, 2016	395,743	$3,957	$1,965,596	$(793,710)	$(47,597)	$1,128,246

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(227,080)	$(93,836)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	73,684	118,307
Deferred income taxes	(16,821)	77,229
Unsuccessful well costs	2,609	87,379
Change in fair value of derivatives	37,179	(127,706)
Cash settlements on derivatives, net (including $146.5 million and $154.3 million on commodity hedges during 2016 and 2015)	144,522	153,065
Equity-based compensation	30,391	62,400
Gain on sale of assets	—	(24,651)
Loss on extinguishment of debt	—	165
Other	13,358	6,731
Changes in assets and liabilities:
Decrease in receivables	29,833	17,548
Increase in inventories	(12,066)	(21,059)
(Increase) decrease in prepaid expenses and other	15,164	(7,458)
Increase (decrease) in accounts payable	(122,142)	74,936
Decrease in accrued liabilities	(34,254)	(50,571)
Net cash provided by (used in) operating activities	(65,623)	272,479

Investing activities
Oil and gas assets	(506,256)	(559,342)
Other property	(1,003)	(793)
Proceeds on sale of assets	210	28,692
Restricted cash	(41,362)	(9,594)
Net cash used in investing activities	(548,411)	(541,037)

Financing activities
Borrowings under long-term debt	450,000	100,000
Payments on long-term debt	—	(200,000)
Net proceeds from issuance of senior secured notes	—	206,774
Purchase of treasury stock	(1,930)	(17,981)
Deferred financing costs	—	(9,031)
Net cash provided by financing activities	448,070	79,762

Net decrease in cash and cash equivalents	(165,964)	(188,796)
Cash and cash equivalents at beginning of period	275,004	554,831
Cash and cash equivalents at end of period	$109,040	$366,035

Supplemental cash flow information
Cash paid for:
Interest	$25,540	$39,341
Income taxes	$6,997	$28,744

Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$8,124	$—

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

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are currently related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2016, the changes in the consolidated statements of shareholders’ equity for the nine months ended September 30, 2016, the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, and the consolidated cash flows for the nine months ended September 30, 2016 and 2015. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Restricted Cash

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2016 and December 31, 2015, we had $24.5 million and $24.4 million, respectively, in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of September 30, 2016 and December 31, 2015, we had $1.1 million and $4.1 million, respectively, of current restricted cash and $51.6 million and $7.3 million, respectively, of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $65.0 million and $84.4 million of materials and supplies and $17.1 million and $0.8 million of hydrocarbons as of September 30, 2016 and December 31, 2015, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded a write down of zero and $15.2 million during the three and nine months ended September 30, 2016 for materials and supplies inventories as other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies current GAAP or provides specific guidance on eight cash flow classification issues to reduce current and potential future diversity in practice. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) — Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires the company to recognize income tax consequences, if any, on intercompany asset transfers, other than inventory, when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.

3.  Acquisitions and Divestitures

In January and February 2016, we entered into farm-in agreements with Equator Exploration STP Block 5 Limited and Equator Exploration STP Block 12 Limited, affiliates of Oando Energy Resources, for Block 5 and Block 12, respectively, offshore Sao Tome and Principe, and whereby we acquired a 65% participating interest and operatorship in each block, effective as of February and March 2016, respectively. The national petroleum agency, Agencia Nacional do Petroleo de Sao Tome and Principe (“ANP STP”), has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively.

In April 2016, we entered into a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess acquired a one-third non-operated interest in Block 42 from both Chevron Corporation (“Chevron”) and Kosmos. As part of the agreement, Hess is funding the cost of acquiring and processing a 6,500 square kilometer 3D seismic survey, subject to a maximum spend. Additionally, Hess will disproportionately fund a portion of the first exploration well in the Block 42 contract area, subject to a maximum spend, contingent upon the partnership entering the next phase of the exploration period. The new participating interests are one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos remains the operator. Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), Suriname’s national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan.

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

In October 2016, we entered into a petroleum contract covering Block C6 with the Islamic Republic of Mauritania. We have a 90% interest and are the operator. The Mauritanian national oil company, Societe Mauritanienne des Hydrocarbures et de Patrimoine Minier (“SMHPM”), currently has a 10% carried participating interest during the exploration period. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 18%. SMHPM will pay its portion of development and production costs in a commercial development. Block C6 currently comprises approximately 1.1 million acres (4,300 square kilometers), with a first exploration period of four years from the effective date (October 28, 2016). The first exploration phase includes a 2,000 square kilometer 3D seismic requirement.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners that it would exercise its right for the contractor group to pay its 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of September 30, 2016 and December 31, 2015, the joint interest billing receivables due from GNPC for the TEN development costs were $44.0 million and $35.3 million, respectively, which are classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Oil and gas properties:
Proved properties	$1,435,068	$1,337,215
Unproved properties	828,556	593,510
Support equipment and facilities	1,404,664	1,241,943
Total oil and gas properties	3,668,288	3,172,668
Accumulated depletion	(918,085)	(858,442)
Oil and gas properties, net	2,750,203	2,314,226

Other property	36,325	34,807
Accumulated depreciation	(28,310)	(26,194)
Other property, net	8,015	8,613

Property and equipment, net	$2,758,218	$2,322,839

We recorded depletion expense of $15.6 million and $33.6 million for the three months ended September 30, 2016 and 2015, respectively, and $59.6 million and $103.4 million for the nine months ended September 30, 2016 and 2015, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the nine months ended September 30, 2016. The table excludes $2.6 million in costs that were capitalized and subsequently expensed during the same period.

September 30,
2016
(In thousands)
Beginning balance	$426,881
Additions to capitalized exploratory well costs pending the determination of proved reserves	301,228
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$728,109

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2016	December 31, 2015
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$366,130	$199,486
Exploratory well costs capitalized for a period of one to two years	152,144	17,702
Exploratory well costs capitalized for a period of three to seven years	209,835	209,693
Ending balance	$728,109	$426,881
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	4	3

As of September 30, 2016, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak (formerly Teak-1 and Teak-2) and Akasa discoveries in the

West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all located offshore Ghana, and the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border.

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

Wawa Discovery — In February 2016, we requested the Ghana Ministry of Petroleum to approve the enlargement of the areal extent of the TEN development and production area to capture the resource accumulation located in the Wawa Discovery Area for a potential future integrated development with the TEN project. In April 2016, the Ghana Ministry of Petroleum approved our request to enlarge the TEN development and production area subject to continued subsurface and development concept evaluation, along with the requirement to integrate the Wawa Discovery into the TEN PoD.

Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells have been drilled. Following additional evaluation, a decision regarding commerciality will be made.

7. Debt

	September 30,	December 31,
	2016	2015
	(In thousands)
Outstanding debt principal balances:
Facility	$850,000	$400,000
Senior Notes	525,000	525,000
Total	1,375,000	925,000
Unamortized deferred financing costs and discounts(1)	(55,906)	(64,122)
Long-term debt	$1,319,094	$860,878

(1)

Includes $32.1 million and $37.5 million of unamortized deferred financing costs related to the Facility and $23.8 million and $26.6 million of unamortized deferred financing costs and discounts related to the Senior Notes as of September 30, 2016 and December 31, 2015, respectively.

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination by $40.4 million to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields. As of September 30, 2016, borrowings under the Facility totaled $850.0 million and the undrawn availability under the Facility was $576.5 million (as of October 1, 2016, the availability is $616.9 million).

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014, expires on March 31, 2018, however, the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of September 30, 2016, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2016 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million, extending the maturity date to November 2018 and lowering the commitment fees on the undrawn portion of the total commitments to 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of September 30, 2016, we have $5.9 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term. These deferred financing costs are included in the Other assets section of the consolidated balance sheet.

As of September 30, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2016 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2016, we amended and restated the revolving letter of credit facility agreement (“LC Facility”), extending the maturity date to July 2019. The LC Facility size remains at $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. Other amendments include increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. As of September 30, 2016, there were 11 outstanding letters of credit totaling $70.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

At September 30, 2016, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

		Payments Due by Year
	Total	2016(2)	2017	2018	2019	2020	Thereafter
		(In thousands)
Principal debt repayments(1)	$1,375,000	$—	$—	$—	$268,823	$395,166	$711,011

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of September 30, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2016, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period October 1, 2016 through December 31, 2016.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense	$23,057	$20,031	$65,829	$54,687
Amortization—deferred financing costs	2,551	2,554	7,653	7,773
Loss on extinguishment of debt	—	—	—	165
Capitalized interest	(15,545)	(15,152)	(49,575)	(37,146)
Deferred interest	663	129	406	1,421
Interest income	(485)	(168)	(1,319)	(508)
Other, net	825	2,532	7,274	3,283
Interest and other financing costs, net	$11,066	$9,926	$30,268	$29,675

8. Derivative Financial Instruments

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of September 30, 2016. Volumes are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable	Swap	Sold Put	Floor	Ceiling	Call
2016:
October — December	Purchased puts	501	$3.41	$—	$—	$85.00	$—	$—
October — December	Three-way collars	503	—	—	—	85.00	110.00	135.00
October — December	Swaps with puts	500	—	75.00	60.00	—	—	—
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—
January — December	Three-way collars	3,002	2.29	—	30.00	45.00	57.50	—
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—
2018:
January — December	Three-way collars	913	$2.37	$—	$45.00	$60.00	$75.00	$—
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In October 2016, we entered into three-way costless collar contracts for 2.0 MMBbl from January 2018 through December 2018 with a floor price of $55.00 per barrel, and a ceiling price of $61.75 per barrel and a sold put price of $40.00 per barrel.  The contracts are indexed to Dated Brent prices.

Interest Rate Derivative Contracts

The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of September 30, 2016:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
October 2016 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of September 30, 2016 and December 31, 2015 and gain/(loss) from derivatives during the three and nine months ended September 30, 2016 and 2015, respectively:

		Estimated Fair Value
		Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2016	2015
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$68,434	$182,640
Commodity(2)	Derivatives assets—long-term	12,493	59,197
Interest rate	Derivatives assets—long-term	—	659
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(7,102)	—
Interest rate	Derivatives liabilities—current	(953)	(1,155)
Commodity(4)	Derivatives liabilities—long-term	(16,451)	(4,196)
Interest rate	Derivatives liabilities—long-term	(977)	—
Total derivatives not designated as hedging instruments		$55,444	$237,145

(1)	Includes net deferred premiums payable of $4.5 million and $6.2 million related to commodity derivative contracts as of September 30, 2016 and December 31, 2015, respectively.
(2)	Includes net deferred premiums payable of $3.5 million and $6.9 million related to commodity derivative contracts as of September 30, 2016 and December 31, 2015, respectively.
(3)	Includes net deferred premiums payable of $4.6 million and zero related to commodity derivative contracts as of September 30, 2016 and December 31, 2015, respectively.
(4)	Includes net deferred premiums payable of $2.3 million and zero related to commodity derivative contracts as of September 30, 2016 and December 31, 2015, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2016	2015	2016	2015
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$—	$378	$—	$767
Total derivatives in cash flow hedging relationships		$—	$378	$—	$767
Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$344	$(1,033)	$(712)	$(736)
Commodity	Derivatives, net	16,891	142,129	(33,752)	129,579
Interest rate	Interest expense	760	(2,162)	(2,715)	(1,903)
Total derivatives not designated as hedging instruments		$17,995	$138,934	$(37,179)	$126,940

(1)	Amounts were reclassified from accumulated other comprehensive income or loss (“AOCI”) into earnings upon settlement during 2015.
(2)	Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2016 and December 31, 2015, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

9. Fair Value Measurements

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2016
Assets:
Commodity derivatives	$—	$80,927	$—	$80,927
Interest rate derivatives	—	—	—	—
Liabilities:
Commodity derivatives	—	(23,553)	—	(23,553)
Interest rate derivatives	—	(1,930)	—	(1,930)
Total	$—	$55,444	$—	$55,444
December 31, 2015
Assets:
Commodity derivatives	$—	$241,837	$—	$241,837
Interest rate derivatives	—	659	—	659
Liabilities:
Commodity derivatives	—	(4,196)	—	(4,196)
Interest rate derivatives	—	(1,155)	—	(1,155)
Total	$—	$237,145	$—	$237,145

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

Commodity Derivatives

Our commodity derivatives represent crude oil three-way collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 8 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to the provisional oil sales derivative is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for Dated Brent over the term of the pricing period designated in the sales contract and the spot price on the lifting date.

Interest Rate Derivatives

The Company enters into interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate. We also enter into capped interest rate swaps, whereby the Company pays a fixed rate of interest if LIBOR is below the cap, and pays the market rate less the spread between the cap and the fixed rate of interest if LIBOR is above the cap. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

Debt

The following table presents the carrying values and fair values at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$502,802	$509,250	$500,186	$423,612
Facility	850,000	850,000	400,000	400,000
Total	$1,352,802	$1,359,250	$900,186	$823,612

The carrying value of our Senior Notes represents the principal amounts outstanding less unamortized discounts. The fair value of our Senior Notes is based on quoted market prices, which results in a Level 1 fair value measurement. The carrying value of the Facility approximates fair value since it is subject to short-term floating interest rates that approximate the rates available to us for those periods.

10. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

The Company adopted ASU 2016-09, “Improvements to Employee Share-based Payment Accounting” during the second quarter of 2016 using an effective date of January 1, 2016. Prior period compensation expense disclosed below includes estimated forfeitures and has not been adjusted.

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $9.2 million and $13.9 million during the three months ended September 30, 2016 and 2015, respectively, and $30.4 million and $62.4 million for the nine months ended September 30, 2016 and 2015, respectively. The total tax benefit for the three months ended September 30, 2016 and 2015 was $3.0 million and $4.7 million, respectively, and $9.9 million and $21.1 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $1.0 million and $0.1 million for the three months ended September 30, 2016 and 2015 respectively, and $5.3 million and $18.5 million for the nine months ended September 30, 2016 and 2015, respectively. The fair value of awards vested during the three months ended September 30, 2016 and 2015 was approximately $2.4 million and $1.0 million, respectively, and $13.4 million and $51.8 million for the nine months ended September 30, 2016 and 2015, respectively. The Company has granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service criteria under the LTIP. Substantially all these awards vest over either three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of September 30, 2016:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2015	810	$9.20	261	$9.44
Granted	—	—	—	—
Forfeited	—	—	(162)	9.44
Vested	(322)	9.77	(99)	9.44
Outstanding at September 30, 2016	488	8.83	—	—

The following table reflects the outstanding restricted stock units as of September 30, 2016:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2015	3,592	$9.79	6,578	$14.24
Granted	2,152	4.05	1,379	4.88
Forfeited	(131)	8.91	(70)	14.49
Vested	(1,378)	9.67	(652)	15.81
Outstanding at September 30, 2016	4,235	6.94	7,235	12.31

As of September 30, 2016, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $41.0 million over a weighted average period of 1.47 years. At September 30, 2016, the Company had approximately 8.3 million shares that remain available for issuance under the LTIP.

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

11. Income Taxes

Income tax expense (benefit) was $7.5 million and $62.2 million for the three months ended September 30, 2016 and 2015, respectively, and $(10.1) million and $113.3 million for the nine months ended September 30, 2016 and 2015, respectively. The income tax provision consists of United States and Ghanaian income and Texas margin taxes. Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have experienced losses in those countries and have a full valuation allowance reserved against the corresponding net deferred tax assets.

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Bermuda	$(15,989)	$(16,268)	$(47,212)	$(47,304)
United States	1,132	2,903	5,447	11,457
Foreign—other	(37,404)	135,848	(195,379)	55,318
Income (loss) before income taxes	$(52,261)	$122,483	$(237,144)	$19,471

Our effective tax rate for the three months ended September 30, 2016 and 2015 is 14% and 51%, respectively. For the nine months ended September 30, 2016 and 2015, our effective tax rate is a tax benefit of 4% and tax expense of 582%, respectively. The effective tax rate for the United States is approximately 156% and 44% for the three months ended September 30, 2016 and 2015, respectively, and 152% and 202% for the nine months ended, September 30, 2016 and 2015, respectively. The effective tax rate in the United States is impacted by the effect of equity-based compensation tax shortfalls equal to the excess tax benefit recognized for financial statement purposes over the tax benefit realized for tax return purposes. The effective tax rate for Ghana is approximately 45% and 35% for the three months ended September 30, 2016 and 2015, respectively, and a tax benefit of 27% and tax expense of 35% for the nine months ended, September 30, 2016 and 2015, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures associated with the damage to the turret bearing which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which we operate. The Company is open to U.S. federal income tax examinations for tax years 2013 through 2015 and to Texas margin tax examinations for the tax years 2011 through 2015. In addition, the Company is open to income tax examinations for years 2011 through 2015 in its significant other foreign jurisdictions, primarily Ghana.

As of September 30, 2016, the Company had no material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

12. Net Income (Loss) Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(59,763)	$60,265	$(227,080)	$(93,836)
Basic income allocable to participating securities(1)	—	(131)	—	—
Basic net income (loss) allocable to common shareholders	(59,763)	60,134	(227,080)	(93,836)
Diluted adjustments to income allocable to participating securities(1)	—	—	—	—
Diluted net income (loss) allocable to common shareholders	$(59,763)	$60,134	$(227,080)	$(93,836)
Denominator:
Weighted average number of shares outstanding:
Basic	386,026	383,924	385,130	382,603
Restricted stock awards and units(1)(2)	—	6,662	—	—
Diluted	386,026	390,586	385,130	382,603
Net income (loss) per share:
Basic	$(0.15)	$0.16	$(0.59)	$(0.25)
Diluted	$(0.15)	$0.15	$(0.59)	$(0.25)

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

(2)

We excluded outstanding restricted stock awards and units of 12.0 million and 1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $12.0 million and $11.5 million for the nine months ended September 30, 2016 and 2015, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

As of September 30, 2016, we had a commitment to drill one exploration well in Morocco and two exploration wells in Mauritania. In Morocco, our partner is obligated to fund our share of the cost of the exploration well, subject to a maximum spend of $120.0 million. Additionally, in Sao Tome and Principe we have 2D and 3D seismic requirements of 1,200 square kilometers and 4,000 square kilometers, respectively, and we have 3D seismic requirements in Mauritania and Western Sahara of 1,000 square kilometers and 5,000 square kilometers, respectively. In October 2016, we entered into a new petroleum contract for Block C6 in Mauritania which includes a 3D seismic requirement of 2,000 square kilometers.

In June 2013, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., signed a long-term rig agreement with a subsidiary of Atwood Oceanics, Inc. for the new build 6th generation drillship “Atwood Achiever.” KEV took delivery of the Atwood Achiever in September 2014. The rig agreement originally covered an initial period of three years at a day rate of approximately $0.6 million, with an option to extend the agreement for an additional three year term. In September 2015, KEV amended the rig agreement effective October 1, 2015 to extend the contract end date by one year and reduce the rate to approximately $0.5 million per day. KEV has the option to revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. If KEV exercises the option, KEV would be required to make a rate recovery payment equal to the difference between the original day rate and the amended day rate multiplied by the number of days from the amendment effective date to the date the option is exercised plus certain administrative and tax costs.

In November 2015, we entered into a line of credit agreement with one of our block partners, whereby our partner may draw up to $30 million on the line of credit to pay their portion of costs under the petroleum agreement. Interest accrues on drawn balances at 7.875%. The agreement matures on December 31, 2017, or earlier if certain conditions are met. As of September 30, 2016, there was $8.3 million outstanding under the agreement, which is included in other long-term assets.

Future minimum rental commitments under our leases at September 30, 2016, are as follows:

	Payments Due By Year(1)
	Total	2016(2)	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating leases(3)	$12,096	$925	$4,190	$3,820	$3,161	$—	$—
Atwood Achiever drilling rig contract(4)	373,181	38,957	177,624	156,600	—	—	—

(1)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts.

(2)	Represents payments for the period from October 1, 2016 through December 31, 2016.

(3)	Primarily relates to corporate office and foreign office leases.

(4)	Commitments calculated using the amended day rate of $0.5 million effective October 1, 2015, excluding applicable taxes.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Accrued liabilities:
Exploration, development and production	$66,606	$111,064
General and administrative expenses	20,642	24,839
Interest	6,891	17,512
Income taxes	3,188	3,418
Taxes other than income	2,485	3,064
Other	618	—
	$100,430	$159,897

Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

September 30,
2016
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$43,938
Liabilities incurred during period	13,463
Revisions in estimated retirement obligations	—
Accretion expense	3,762
Ending asset retirement obligations	$61,163

The TEN Field commenced production during the quarter and an asset retirement obligation was recorded for the facilities and wells online as of September 30, 2016.  Additional asset retirement obligations will be recorded in the period in which additional wells within our producing fields are commissioned.

Other Income

Other income consisted of $20.0 million of Loss of Production Income (“LOPI”) proceeds for the three and nine months ended September 30, 2016.

Facilities Insurance Modifications

Facilities insurance modifications consists of costs associated with the long-term solution to the turret bearing issue which we expect to be mitigated through proceeds received from our insurance policy.  Insurance reimbursement of these costs, if any, will also be recorded to this line.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Inventory write-off	—	—	15,177	—
(Gain) loss on insurance settlements	(3,047)	—	(4,003)	4,151
Other, net	2,252	290	2,594	1,033
Other expenses, net	$(795)	$290	$13,768	$5,184

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

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination by $40.4 million to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

Ghana

Jubilee

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility, with offloading through a new deepwater Catenary Anchor Leg Mooring (“CALM”) buoy. The partners are now working with the Government of Ghana to amend the field operating philosophy for this option. The first phase of this work is underway and involves locking the main bearing and the installation of a stern anchoring system to replace the three heading control tugs currently in the field. This workscope is on track to be completed by the end of 2016 and will require short periods of reduced production. The partners then plan a second phase of work to allow the FPSO to be rotated to its optimal spread moor heading, subject to government review. These phases of work are expected to cost up to $36 million net to Kosmos and it is estimated that the Jubilee FPSO will need to be shut down for 8-12 weeks during the first half of 2017.

Upon completion of the spread mooring work program, production is expected to return to the levels achieved before the turret bearing issue occurred. The partners will review potential opportunities to improve the efficiency of offtake procedures, which may include the use of a second DP shuttle tanker. The additional operating expenditure is expected to be around $28 million net to Kosmos for 2016 and $25 million net for 2017.

A deepwater CALM buoy, anticipated to be installed in the first half of 2018, is intended to restore full offloading functionality and remove the need for the DP shuttle and storage tankers and associated operating costs. Market inquiries are currently ongoing to estimate the cost and schedule for the fabrication and installation of this buoy.

Kosmos anticipates that the financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing will be mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the partnership, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Both LOPI and H&M insurance coverages have been confirmed by our insurers.

Tweneboa, Enyenra and Ntomme (“TEN”)

The TEN project achieved first oil on August 17, 2016. A gradual ramp up in oil production towards the TEN FPSO capacity is anticipated around the end of 2016 as the facilities undergo performance testing and well production levels are increased to optimal rates. Additional drilling is not expected to occur at TEN until after the resolution of the Côte d’Ivoire and Ghana border dispute by the International Tribunal for the Law of the Sea tribunal whose decision is expected by late 2017.

Mauritania

In September 2016, we began a multi-block 3D seismic survey offshore Mauritania covering approximately 5,500 square kilometers over Blocks C8 and C13.

In October 2016, we entered into a petroleum contract covering Block C6 with the Islamic Republic of Mauritania.  We have a 90% interest and are the operator.  The Mauritanian national oil company, Societe Mauritanienne des Hydrocarbures et de Patrimoine Minier (“SMHPM”), currently has a 10% carried participating interest during the exploration period.  Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 18%. SMHPM will pay its portion of development and production costs in a commercial development. Block C6 currently comprises approximately 1.1 million acres (4,300 square kilometers), with a first exploration period of four years from the effective date (October 28, 2016. The first exploration phase includes a 2,000 square kilometer 3D seismic requirement.

Mauritania and Senegal Farm-out

We are engaged in discussions concerning the potential farm-out of a portion of our interests held under our Mauritania and Senegal petroleum contracts.

Sao Tome and Principe

Recently, Kosmos reached an agreement with a subsidiary of Galp Energia SGPS S.A. (“Galp”) to farm-out a twenty percent non-operated stake of the Company’s interest in Blocks 5, 11, and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp will pay a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey expected to begin in the first quarter of 2017. The transaction is expected to close prior to year end, subject to government approval and other customary closing conditions.

Suriname

In October 2016, we began a 3D seismic survey of approximately 6,500 square kilometers over Block 42 and Block 45 offshore Suriname.

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three and nine months ended September 30, 2016 and 2015 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per barrel data)
Sales volumes:
MBbl	947	1,850	3,791	5,695

Revenues:
Oil sales	$46,628	$96,584	$154,259	$324,948
Average sales price per Bbl	49.24	52.21	40.69	57.06

Costs:
Oil production, excluding workovers	$13,525	$23,745	$75,587	$62,482
Oil production, workovers	49	(588)	60	12,999
Total oil production costs	$13,574	$23,157	$75,647	$75,481

Depletion and depreciation	$17,838	$35,995	$66,031	$110,534

Average cost per Bbl:
Oil production, excluding workovers	$14.28	$12.84	$19.94	$10.97
Oil production, workovers	0.05	(0.32)	0.02	2.28
Total oil production costs	14.33	12.52	19.96	13.25

Depletion and depreciation	18.84	19.46	17.42	19.41
Oil production cost and depletion costs	$33.17	$31.98	$37.38	$32.66

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2016:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	1	0.17	—	—	5	0.85
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8 (1)	—	—	—	—	3	2.70	—	—
Senegal
Saint Louis Offshore Profond	—	—	—	—	1	0.60	—	—
Cayar Profond	—	—	—	—	1	0.60	—	—
Total	—	—	1	0.17	15	6.86	7	1.33

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

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$46,628	$96,584	$(49,956)
Gain on sale of assets	—	—	—
Other income	20,001	(1,266)	21,267
Total revenues and other income	66,629	95,318	(28,689)
Costs and expenses:
Oil and gas production	13,574	23,157	(9,583)
Facilities insurance modifications	5,946	—	5,946
Exploration expenses	66,238	18,904	47,334
General and administrative	21,914	26,692	(4,778)
Depletion and depreciation	17,838	35,995	(18,157)
Interest and other financing costs, net	11,066	9,926	1,140
Derivatives, net	(16,891)	(142,129)	125,238
Other expenses, net	(795)	290	(1,085)
Total costs and expenses	118,890	(27,165)	146,055
Income (loss) before income taxes	(52,261)	122,483	(174,744)
Income tax expense	7,502	62,218	(54,716)
Net income (loss)	$(59,763)	$60,265	$(120,028)

Oil and gas revenue.  Oil and gas revenue decreased by $50.0 million as a result of a lower realized price per barrel in 2016 and one cargo sold during the three months ended September 30, 2016 impacted by the turret bearing issue, compared to two cargos during the three months ended September 30, 2015. We lifted and sold 947 MBbl at an average realized price per barrel of $49.24 during the three months ended September 30, 2016 and 1,850 MBbl at an average realized price per barrel of $52.21 during the three months ended September 30, 2015.

Other income.  Other income increased by $21.3 million primarily due to the recognition of $20 million in LOPI proceeds during the three months ended September 30, 2016 related to the reduced production from the Jubilee Field as a result of the FPSO turret bearing issue.

Oil and gas production.  Oil and gas production costs decreased by $9.6 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 as a result of one cargo sold during the three months ended September 30, 2016, compared to two cargos during the three months ended September 30, 2016. However, the decrease is impacted by additional operating costs related to the turret bearing issue during the three months ended September 30, 2016.

Facilities insurance modifications. During the three months ended September 30, 2016, we incurred $5.9 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue which we expect to recover from our insurance policy.

Exploration expenses.  Exploration expenses increased by $47.3 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase is primarily a result of $46.8 million of stacked rig costs associated with the Atwood Achiever in 2016.

General and administrative.  General and administrative costs decreased by $4.8 million during the three months ended September 30, 2016, as compared with the three months ended September 30, 2015. The decrease is primarily a result of a decrease in non-cash stock-based compensation and effective cost control.

Depletion and depreciation.  Depletion and depreciation decreased $18.2 million during the three months ended September 30, 2016, as compared with the three months ended September 30, 2015. The decrease is primarily a result of lower depletion recognized related to the sale of only one cargo of oil during the three months ended September 30, 2016, as compared to two cargos during the three months ended September 30, 2015. In addition, the depletion rate is lower during the three months ended September 30, 2016 as a result of an increase in recognized proved reserves associated with the Jubilee Field in the fourth quarter of 2015.

Derivatives, net.  During the three months ended September 30, 2016 and 2015, we recorded gains of $16.9 million and $142.1 million, respectively, on our outstanding hedge positions. The gains recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense (benefit).  The Company’s effective tax rates for the three months ended September 30, 2016 and 2015 were 14% and 51%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. The effective tax rate in Ghana is impacted by non-deductible expenditures associated with the damage to the turret bearing which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Income tax expense decreased $54.7 million during the three months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of lower revenue in Ghana.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$154,259	$324,948	$(170,689)
Gain on sale of assets	—	24,651	(24,651)
Other income	20,179	89	20,090
Total revenues and other income	174,438	349,688	(175,250)
Costs and expenses:
Oil and gas production	75,647	75,481	166
Facilites insurance modifications	5,946	—	5,946
Exploration expenses	126,498	132,384	(5,886)
General and administrative	59,672	106,538	(46,866)
Depletion and depreciation	66,031	110,534	(44,503)
Interest and other financing costs, net	30,268	29,675	593
Derivatives, net	33,752	(129,579)	163,331
Other expenses, net	13,768	5,184	8,584
Total costs and expenses	411,582	330,217	81,365
Income (loss) before income taxes	(237,144)	19,471	(256,615)
Income tax expense	(10,064)	113,307	(123,371)
Net loss	$(227,080)	$(93,836)	$(133,244)

Oil and gas revenue.  Oil and gas revenue decreased by $170.7 million as a result of four cargos sold during the nine months ended September 30, 2016, compared to six cargos during the nine months ended September 30, 2015, due to the impact of the turret bearing issue and a lower realized price per barrel in 2016. We lifted and sold 3,791 MBbl at an average realized price per barrel of $40.69 during the nine months ended September 30, 2016 and 5,695 MBbl at an average realized price per barrel of $57.06 during the nine months ended September 30, 2015.

Gain on sale of assets.  During the nine months ended September 30, 2015, we closed a farm‑out agreement with Chevron. The proceeds from the sale were in excess of our book basis, resulting in a gain of $24.7 million.

Other income.  Other income increased by $20.1 million primarily due to the recognition of $20 million in LOPI proceeds during the three months ended September 30, 2016 related to the reduced production from the Jubilee Field as a result of the FPSO turret bearing issue.

Oil and gas production.  Oil and gas production costs were flat during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The 2016 costs were impacted by increased costs associated with the turret bearing issue while the 2015 costs were impacted by workovers in the Jubilee Field.

Facilities insurance modifications. During the nine months ended September 30, 2016, we incurred $5.9 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue which we expect to recover from our insurance policy.

Exploration expenses.  Exploration expenses decreased by $5.9 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease is primarily a result of $86.2 million of unsuccessful well costs for the Western Sahara CB-1 exploration well in 2015 offset by increases in 2016 of $63.2 million of stacked rig costs and a $14.8 million increase in seismic and geological and geophysical costs.

General and administrative.  General and administrative costs decreased by $46.9 million during the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015. The decrease is primarily a result of a decrease in non-cash stock-based compensation and effective cost control.

Depletion and depreciation.  Depletion and depreciation decreased $44.5 million during the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015. The decrease is primarily a result of depletion recognized related to the sale of four cargos of oil during the nine months ended September 30, 2016, as compared to six cargos during the nine months ended September 30, 2015. In addition, the depletion rate is lower during the three months ended September 30, 2016 as a result of an increase in recognized proved reserves associated with the Jubilee Field in the fourth quarter of 2015.

Derivatives, net.  During the nine months ended September 30, 2016 and 2015, we recorded a loss of $33.8 million and a gain of $129.6 million, respectively, on our outstanding hedge positions. The loss and gain  recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net. Other expenses, net increased by $8.6 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily related to an impairment of inventory of $15.2 million offset by $4.0 million insurance proceeds related to a damaged riser during the nine months ended September 30, 2016 compared to a $4.2 million write-off related to a damaged riser during the nine months ended September 30, 2015.

Income tax expense (benefit).  The Company’s effective tax rates for the nine months ended September 30, 2016 and 2015 were 4% and tax expense of 582%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. The effective tax rate in Ghana is impacted by non-deductible expenditures associated with the damage to the turret bearing which we expect to recover from insurance proceeds. Any insurance such recoveries would not be subject to income tax. Income tax expense decreased $123.4 million during the nine months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of lower revenue in Ghana.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margin. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt. In relation to cash flow generated from our operating activities, if we are unable to continuously export associated natural gas in large quantities, which causes potential production restraints in the Jubilee Field, then the Company’s cash flows from operations will be adversely affected. We have also experienced mechanical issues, including failures of our water injection facilities and gas compressor on the Jubilee FPSO, as well as the current turret bearing issue. This equipment downtime negatively impacted oil production and we are in the process of repairing the current mechanical issues and implementing a long-term solution for the turret issue.

While we are presently in a strong financial position, the decline in oil prices experienced since 2014, if prolonged or if further deterioration of pricing occurs, could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements as well as impact the borrowing base available under the Facility or the related debt covenants. Commodity prices are volatile and future prices cannot be accurately predicted. We maintain a hedging program to partially mitigate the price volatility. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Current commodity prices, our hedging program and our current liquidity position support our capital program for 2016. As such, our 2016 capital budget is based on our development plans for Ghana and our exploration and appraisal program.

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil and gas, our ability to secure and maintain partners and their alignment with respect to capital plans, and the actual cost of exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination by $40.4 million to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Sources of cash and cash equivalents:
Net cash provided by (used in) activities	$(65,623)	$272,479
Net proceeds from issuance of senior secured notes	—	206,774
Borrowings under long-term debt	450,000	100,000
Proceeds on sale of assets	210	28,692
	384,587	607,945
Uses of cash and cash equivalents:
Oil and gas assets	$506,256	$559,342
Other property	1,003	793
Payments on long-term debt	—	200,000
Purchase of treasury stock	1,930	17,981
Deferred financing costs	—	9,031
Restricted cash	41,362	9,594
	550,551	796,741
Decrease in cash and cash equivalents	$(165,964)	$(188,796)

Net cash provided by (used in) operating activities.  Net cash used in operating activities for the nine months ended September 30, 2016 was $65.6 million compared with net cash provided by operating activities for the nine months ended September 30, 2015 of $272.5 million. The decrease in cash provided by operating activities in the nine months ended September 30, 2016 when compared to the same period in 2015 is primarily a result of a decrease in results from operations driven by lower barrels sold related to the turret bearing issue and lower realized revenue per barrel sold.

The following table presents our net debt and liquidity as of September 30, 2016:

September 30, 2016
(In thousands)
Cash and cash equivalents	$109,040
Restricted cash	77,220
Senior Notes at par	525,000
Drawings under the Facility	850,000
Net debt	$1,188,740

Availability under the Facility(1)	$616,900
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,125,940

(1)	Based on September 30, 2016 redetermination effective October 1, 2016

Capital Expenditures and Investments

We expect to incur substantial costs as we:

•	fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in our Senegal and Mauritania license areas; and

•	purchase and analyze seismic, evaluate new ventures and manage our rig activities.

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

2016 Capital Program

We estimate we will spend approximately $650 million of capital for the year ending December 31, 2016. Through September 30, 2016, we have spent approximately $557 million of the capital budget, which was front-end loaded in the first half of the year based on all of our drilling activity being completed by June 2016.

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

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination by $40.4 million to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields, but can also potentially be further increased to $1.485 billion upon achievement of certain TEN operational milestones.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2016 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs.

As of September 30, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.

We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2016 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2016, we amended and restated the revolving letter of credit facility agreement (“LC Facility”), extending the maturity date to July 2019. The LC Facility size remains at $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. Other amendments include increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. As of September 30, 2016, there were 11 outstanding letters of credit totaling $70.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2016:

	Payments Due By Year(5)
	Total	2016(6)	2017	2018	2019	2020	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,375,000	$—	$—	$—	$268,823	$395,166	$711,011
Interest payments on long-term debt(2)	376,152	12,197	90,633	88,434	76,702	63,431	44,755
Operating leases(3)	12,096	925	4,190	3,820	3,161	—	—
Atwood Achiever drilling rig contract(4)	373,181	38,957	177,624	156,600	—	—	—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of September 30, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2016, there were no borrowings under the Corporate Revolver.

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

(5)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts.

(6)	Represents payments for the period from October 1, 2016 through December 31, 2016.

We currently have a commitment to drill one exploration well in Morocco and two exploration wells in Mauritania. In Morocco, our partner is obligated to fund our share of the costs of the exploration well, subject to a maximum spend of $120.0 million. Additionally, in Sao Tome and Principe we have 2D and 3D seismic requirements of 1,200 square kilometers and 4,000 square kilometers, respectively, and we have 3D seismic requirements in Mauritania and Western Sahara of 1,000 square kilometers and 5,000 square kilometers, respectively. In October 2016, we entered into a new petroleum contract in Mauritania which carries a 3D seismic requirement of 2,000 square kilometers.

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

							Liability
	October 1						Fair Value
	Through						at
	December 31,	Years Ending December 31,					September 30,
	2016	2017	2018	2019	2020	Thereafter	2016
		(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$—	$525,000	$(509,250)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt:
Facility(1)	$—	$—	$—	$268,823	$395,166	$186,011	$(850,000)
Weighted average interest rate(2)	3.80%	4.00%	4.52%	4.75%	5.32%	5.82%
Capped interest rate swaps:
Notional debt amount	$200,000	$200,000	$200,000	$—	$—	$—	$(1,930)
Cap	3.00%	3.00%	3.00%	—	—	—
Average fixed rate payable(3)	1.23%	1.23%	1.23%	—	—	—
Variable rate receivable(4)	0.56%	0.75%	0.89%	—	—	—

(1)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2016, there were no borrowings under the Corporate Revolver.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

Cautionary Note Regarding Forward-looking Statements

This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-

looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our quarterly report on Form 10-Q and our annual report on Form 10-K, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report on Form 10-Q, the annual report on Form 10-K and the documents that we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. Our estimates and forward-looking statements may be influenced by the following factors, among others:

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2016:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2015	$237,641	$(496)	$237,145
Changes in contract fair value	(34,464)	(2,715)	(37,179)
Contract maturities	(145,803)	1,281	(144,522)
Fair value of contracts outstanding as of September 30, 2016	$57,374	$(1,930)	$55,444

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude, prices during the nine months ended September 30, 2016 ranged between $25.99 and $50.72.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2016. Volumes are net of any offsetting derivatives entered into.

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Deferred						Fair Value at
			Premium						September 30,
Term	Type of Contract	MBbl	Payable	Swap	Sold Put	Floor	Ceiling	Call	2016(2)
2016:
October — December	Purchased puts	501	$3.41	$—	$—	$85.00	$—	$—	$16,093
October — December	Three-way collars	503	—	—	—	85.00	110.00	135.00	17,860
October — December	Swaps with puts	500	—	75.00	60.00	—	—	—	7,401
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00	$21,105
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—	15,009
January — December	Three-way collars	3,002	2.29	—	30.00	45.00	57.50	—	(11,106)
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—	(450)
2018:
January — December	Three-way collars	913	$2.37	$—	$45.00	$60.00	$75.00	$—	$2,116
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—	(8,176)
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—	$(2,478)

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)

Fair values are based on the average forward Dated Brent oil prices on September 30, 2016 which by year are: 2016 — $49.42, 2017 — $52.31 2018 — $54.88 and 2019 — $56.77. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on October 31, 2016 market quotes by year are: 2016 — $48.16, 2017 — $50.92, 2018 — $53.82 and 2019 — $55.72.

In October 2016, we entered into three-way costless collar contracts for 2.0 MMBbl from January 2018 through December 2018 with a floor price of $55.00 per barrel, and a ceiling price of $61.75 per barrel and a sold put price of $40.00 per barrel.  The contracts are indexed to Dated Brent prices.

At September 30, 2016, our open commodity derivative instruments were in a net asset position of $57.4 million. As of September 30, 2016, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $39.7 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $32.5 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At September 30, 2016, we had indebtedness outstanding under the Facility of $850.0 million, of which $650.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of September 30, 2016 was approximately 3.8%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.3 million in interest expense per year on the Facility. We pay commitment fees on the $576.5 million of undrawn availability and $73.5 million of unavailable commitments under the Facility and on the $400.0 million of undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of September 30, 2016, the fair market value of our interest rate swaps was a net liability of approximately $1.9 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information concerning legal proceedings discussed in the “Item 3. Legal Proceedings” section of our annual report on Form 10-K and in the “Item 1. Legal Proceedings” section of our quarterly report on Form 10-Q for the quarter ended June 30, 2016.

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutorily tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of restricted shares purchased during the nine months ended, September 30, 2016 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
	(In thousands)
January 1, 2016—January 31, 2016	79	$5.20
February 1, 2016—February 29, 2016	14	4.32
March 1, 2016—March 31, 2016	4	4.92
April 1, 2016—April 30, 2016	9	5.56
May 1, 2016—May 31, 2016	5	6.48
June 1, 2016—June 30, 2016	17	5.60
July 1, 2016—July 31, 2016	—	—
August 1, 2016—August 31, 2016	—	—
September 1, 2016—September 30, 2016	—	—
Total	128	5.22

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended September 30, 2016. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended September 30, 2016, as the case may be, additional reportable transactions may be disclosed by such companies.

As of September 30, 2016, funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 31% of our outstanding common shares. We are also a party to a shareholders agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus currently has the right to designate three members of our board of directors. Accordingly, Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended September 30, 2016.

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

SAMIH Disclosure:

Quarter ended September 30, 2016

“Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of Banco Santander SA.

Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK holds three current accounts and a savings account for two customers resident in the UK who are currently designated by the US under the Transnational Criminal Organizations (“TCO”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

In addition, during the nine months ended September 30, 2016, Santander UK had an Office of Foreign Asset Control (“OFAC”) match on a power of attorney account. A party listed on the account is currently designated by the US under the Specially Designated Global Terrorist (“SDGT”) sanctions program and the Iranian Financial Sanctions Regulations. The power of attorney was removed from the account on July 29, 2016. During the nine months ended

September 30, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.”

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

Kosmos Energy Ltd.
(Registrant)

Date	November 7, 2016	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*

Petroleum Agreement Regarding the Exploration for an Exploitation of Hydrocarbons between Office National Des Hydrocarbures Et Des Mines acting on behalf of the State and Kosmos Energy Maroc Mer Profonde and Capricorn Exploration and Development Company Limited in the area of interest named “Boujdour Maritime” dated May 25, 2016

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