Form 10-K
period 2016-12-31
Kosmos Energy Ltd.
filed 2017-02-27
CIK 1509991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common shares held by non‑affiliates, based on the per‑share closing price of the registrant’s common shares as of the last business day of the registrant’s most recently completed second fiscal quarter was $849,378,870.

The number of the registrant’s Common Shares outstanding as of February 16, 2017 was 387,603,985.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

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
•

termination of or intervention in concessions, rights or authorizations granted by the governments of Ghana, Mauritania, Morocco (including Western Sahara), Sao Tome and Principe, Senegal or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

•	environmental liabilities;
•	geological, geophysical and other technical and operations problems including drilling and oil and gas production and processing;
•	military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;
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

PART I

Item 1.  Business

General

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana, large discoveries and significant further exploration potential offshore Mauritania and Senegal, as well as exploration licenses with significant hydrocarbon potential offshore Sao Tome and Principe, Suriname, Morocco and Western Sahara. Kosmos is listed on the New York Stock Exchange (“NYSE”) and is traded under the ticker symbol KOS.

Kosmos was founded in 2003 to find oil in under‑explored or overlooked parts of West Africa. Members of the management team—who had previously worked together making significant discoveries and developing them in Africa, the Gulf of Mexico, and other areas—established the company on a single geologic concept that previously had been disregarded by others in the industry, the Late Cretaceous play system.

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

Following our Initial Public Offering in 2011, we acquired several new exploration licenses and again proved a new geologic concept with the Ahmeyim discovery (formerly known as Tortue) in the deepwater offshore Mauritania in 2015. The Ahmeyim discovery was one of the largest natural gas discoveries worldwide in 2015 and is believed to be the largest ever gas discovery offshore West Africa. We have since demonstrated the extension of this gas discovery into Senegal with the successful Guembeul-1 exploration well, which we collectively call the Greater Tortue discovery. We have now drilled five exploration and appraisal wells offshore Mauritania and Senegal with a 100% success rate, and in aggregate have discovered a gross potential natural gas resource of approximately 25 trillion cubic feet and derisked over 50 trillion cubic feet.

In December 2016, we announced a partnership with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. We believe BP is the optimal partner to advance the gas developments in these blocks and to move forward a multi-well exploration program to fully exploit the hydrocarbon potential of the basin and test its liquids potential, currently scheduled to commence in the second quarter of 2017. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited, our controlled affiliate company which holds a 65% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal. The participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. In consideration for these transactions, Kosmos will receive $162 million in cash up front, $221 million exploration and appraisal carry, up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. We believe that these transactions will accelerate the development of the discovered gas resources, ensure the execution of an appropriately sized exploration program and strengthen our balance sheet by reducing our capital expenditure requirements and provide funding for our Mauritania and Senegal exploration and development program over the near to medium term.

Our business strategy focuses on achieving four key objectives: (1) maximize the value of our Ghana assets; (2) develop our discovered resources offshore Mauritania and Senegal; (3) continue to explore, appraise and develop the deepwater basin offshore Mauritania and Senegal to further grow value; and (4) increase value further through a high‑impact exploration program which is designed to unlock new petroleum systems. In Ghana, we are focused on increasing production, cash flows and reserves from the Jubilee and Tweneboa‑Enyenra‑Ntomme (“TEN”) fields, and the appraisal and development of our other Ghanaian discoveries. In Mauritania and Senegal, we expect to fully appraise and develop our current Greater Tortue discovery with the objective of making a final investment decision during 2018 and producing first gas as soon as 2021, as well as continue to test our inventory of oil and gas prospects. We also have a large inventory of leads and prospects in the remainder of our exploration portfolio which we plan to continue to mature. We plan to test the prospectivity of high impact opportunities in the coming years along the Atlantic Margins.

Our Business Strategy

Grow proved reserves and production through exploration, appraisal and development

In the near‑term we plan to grow proved reserves and production by further developing the Jubilee Field, including incorporating our Mahogany and Teak discoveries into the Greater Jubilee Full Field Development Plan (“GJFFDP”) and by increasing production at TEN through further development after delivering first oil in August 2016 through a second, dedicated FPSO. In the medium-term, growth could also be realized through the development of all or a portion of our new discoveries in Mauritania and Senegal.

Focus on optimally developing our discoveries to initial production

Our development focus is designed to accelerate production, deliver early learnings and maximize returns. In certain circumstances, we believe a phased approach can be employed to optimize full‑field development through a better understanding of dynamic reservoir behavior and enable activities to be performed in a parallel rather than a sequential manner. A phased approach also facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phase are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phase of production to fund a portion of capital costs for subsequent phases. In contrast, a traditional development approach consists of full appraisal, conceptual engineering, preliminary engineering, detailed engineering, procurement and fabrication of facilities, development drilling and installation of facilities for the full‑field development, all performed sequentially, before first production is achieved. This approach can considerably lengthen the time from discovery to first production.

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

Successfully open and develop our offshore exploration plays

We believe the prospects and leads offshore Mauritania, Senegal, Sao Tome and Principe, Suriname, Morocco and Western Sahara provide favorable opportunities to create substantial value through exploration drilling. Starting in the second quarter of 2017, we plan to resume our exploration drilling to test this potential in Mauritania and Senegal and in other areas starting in 2018. Given the potential size of these prospects and leads, we believe that exploratory success in our operating areas could significantly add to our growth profile.

Identify, access and explore emerging regions and hydrocarbon plays

Our management and exploration teams have demonstrated an ability to identify regions and hydrocarbon plays that have the potential to yield multiple large commercial discoveries. We focus on frontier and emerging areas that have been underexplored yet offer attractive commercial terms as a result of reduced competition and first‑mover advantage. We expect to continue to use our systematic and proven geologically‑focused approach in frontier and emerging petroleum systems where geological data suggests hydrocarbon accumulations are likely to exist, but where commercial discoveries have yet to be made. We believe this focus on poorly understood, under‑explored or otherwise overlooked hydrocarbon basins enables us to unlock significant hydrocarbon potential and create substantial value for shareholders.

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

In addition to ideas developed organically, farm‑in opportunities may offer a way to participate in new venture opportunities to undertake exploration in emerging basins, new plays and fairways to enhance and optimize our portfolio. Consistent with this strategy, we may also evaluate potential corporate and asset acquisition opportunities as a source of new ventures to support and expand our asset portfolio.

Kosmos Exploration Approach

Kosmos’ exploration philosophy is deeply rooted in a fundamental, geologically‑based approach geared toward the identification of poorly understood, under‑explored or overlooked petroleum systems. This process begins with detailed geologic studies that methodically assess a particular region’s subsurface, with careful consideration given to those attributes that suggest working petroleum systems. The process includes basin modeling to predict oil or gas charge and fluid migration, as well as stratigraphic and structural analysis to identify reservoir/seal pair development and trap definition. This analysis integrates data from previously drilled wells, where available, and seismic data. Importantly, this approach also takes into account a detailed analysis of geologic timing to ensure that we have an appropriate understanding of whether the sequencing of geological events could promote and preserve hydrocarbon accumulations. Once an area is high‑graded based on this play/fairway analysis, geophysical analysis based on new 3D seismic is conducted to identify prospective traps of interest.

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

Once an area of interest has been identified, Kosmos targets licenses over the particular basin or fairway to achieve an early‑mover or in many cases a first‑mover advantage. In terms of license selection, Kosmos targets specific regions that have sufficient size to manage exploration risks and provide scale should the exploration concept prove successful. Kosmos also looks for long‑term contract duration to enable the “right” exploration program to be executed, play type diversity to provide multiple exploration concept options, prospect dependency to enhance the chance of replicating success and sufficiently attractive fiscal terms to maximize the commercial viability of discovered hydrocarbons.

Apply our entrepreneurial culture, which fosters innovation and creativity, to continue our successful exploration and development program

Our geoscientists and engineers are critical to the success of our business strategy and we have created an environment that enables them to focus their knowledge, skills and experience on finding and developing new fields. Culturally, we have an open, team‑oriented work environment that fosters entrepreneurial, creative and contrarian thinking. This approach enables us to fully consider and understand both risk and reward, as well as deliberately and collectively pursue strategies that create and maximize value. This philosophy and approach was successfully utilized offshore Ghana, Mauritania and Senegal, resulting in the discovery of significant new petroleum systems, which the industry previously did not consider either prospective or commercially viable.

Build the right strategic partnerships with complementary capabilities

We look to partner with high quality, industry players with world‑class complementary capabilities early in our exploration projects. This strategy is designed to ensure that upon successful exploration and appraisal activities, the project can benefit from specific expertise provided by these partners, including exploration, development, production and above-ground capabilities. We have proven we can execute this with BP in Mauritania and Senegal, and Chevron Corporation (“Chevron”) and Hess Corporation (“Hess”) in Suriname and Galp Energia Sao Tome E Principe, Unipessoal, LDA

(“Galp”) in Sao Tome and Principe. In addition, bringing in the right strategic partners early in our projects, typically comes with a financial carry on future expenditures, allowing us to reduce our cost basis and increase return on investment.

Maintain Financial Discipline

We strive to maintain a conservative financial profile and strong balance sheet with ample liquidity. Typically, we fund exploration and development activities from a combination of operating cash flows, debt or partner carries. As of December 31, 2016, we have approximately $1.2 billion of liquidity available to fund our opportunities. In the fourth quarter of 2016, with growing cash flow from our Ghana assets and reduced capital expenditures as the TEN fields came into production, Kosmos generated positive cash flow from operations which is expected to continue into 2017.

Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices and interest rates. We have an active commodity hedging program where we hedge a portion of our anticipated sales volumes on a two‑to‑three year rolling basis. As of December 31, 2016, we have hedged positions covering 9.9 million barrels of oil in 2017 and 2018 oil production, which provide partial downside protection should Dated Brent oil prices remain below our floor prices. We also maintain insurance to partially protect against loss of production revenues from our Jubilee and TEN assets.

Operations by Geographic Area

We currently have operations in Africa and South America. Currently, all operating revenues are generated from our operations offshore Ghana.

Our Discoveries

Information about our deepwater discoveries is summarized in the following table.

			Kosmos
			Participating
Discoveries	License		Interest		Operator		Stage
Ghana
Jubilee Field Phase 1 and Phase 1A(1)	WCTP/DT	(2)	24.1	% (4)	Tullow		Production
Jubilee Field subsequent phases	WCTP/DT	(2)	24.1	% (4)	Tullow		Development
TEN(1)	DT		17.0	% (5)	Tullow		Production
Mahogany	WCTP		24.1	% (6)	Kosmos	(6)	Appraisal
Teak	WCTP		24.1	% (6)	Kosmos	(6)	Appraisal
Akasa	WCTP		30.9	% (6,7)	Kosmos		Appraisal
Wawa	DT		18.0	% (7)	Tullow		Appraisal
Mauritania
Ahmeyim	Block C8	(3)	28.0	% (8)	BP		Appraisal
Marsouin	Block C8		28.0	% (8)	BP		Appraisal
Senegal
Guembeul	Saint Louis Offshore Profond	(3)	65.0	% (9)	Kosmos BP Senegal Limited	(9)	Appraisal
Teranga	Cayar Offshore Profond		65.0	% (9)	Kosmos BP Senegal Limited	(9)	Appraisal

(1)	For information concerning our estimated proved reserves as of December 31, 2016, see “—Our Reserves.”
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

(5)	Our paying interest on development activities in the TEN fields is 19%.
(6)

In September 2015, GNPC exercised its WCTP petroleum contract option, with respect to the Mahogany and Teak discoveries, to acquire an additional paying interest of 2.5%. We signed the Jubilee Field Unit Expansion Agreement with our partners in November 2015. This allows for the Mahogany and Teak discoveries to be included in the GJFFDP. Upon approval of the GJFFDP by Ghana’s Ministry of Energy, (a) the Jubilee Unit will be expanded to include the Mahogany and Teak discoveries, (b) revenues and expenses associated with these discoveries will be at the Jubilee Unit interests, and (c) operatorship of the Mahogany and Teak discoveries will be transferred to Tullow as Jubilee Unit operator. These interest percentages give effect to the exercise of GNPC’s option and approval of the GJFFDP. Our paying interest on development activities in these discoveries is 26.9%. Our participating interest as of December 31, 2016 is 30.0%. Additionally, the WCTP Block partners have agreed they will take the steps necessary to transfer operatorship of the remaining portions of the WCTP Block to Tullow after approval of the GJFFDP by Ghana’s Ministry of Energy.

(7)

GNPC has the option to acquire additional paying interests in a commercial discovery on the WCTP Block and the DT Block of 2.5% and 5.0%, respectively. These interest percentages do not give effect to the exercise of such options.

(8)	SMHPM has the option to acquire up to an additional 4% paying interests in a commercial development. These interest percentages do not give effect to the exercise of such option.
(9)

Kosmos BP Senegal Limited is a controlled affiliate of Kosmos in which we own a 50.01% interest and BP owns a 49.99% interest. The participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. PETROSEN has the option to acquire up to an additional 10% paying interests in a commercial development on the Saint Louis Offshore Profond and Cayar Offshore Profond blocks. The interest percentage does not give effect to the exercise of such option.

Exploration License Areas(1)

	Operator
	(Participating
	Interest)		Partners (Participating Interest)
Mauritania
Block C6	BP (62%)	(2)	Kosmos (28%), SMHPM (10%)
Block C8	BP (62%)	(2)	Kosmos (28%), SMHPM (10%)
Block C12	BP (62%)	(2)	Kosmos (28%), SMHPM (10%)
Block C13	BP (62%)	(2)	Kosmos (28%), SMHPM (10%)
Morocco (including Western Sahara)
Boujdour Maritime	Kosmos (55%)		Cairn (20%), ONHYM (25%)
Essaouira	Kosmos (75%)		ONHYM (25%)
Sao Tome and Principe
Block 5	Kosmos (45%)		Galp (20%), Equator (20%), ANP (15%),
Block 6	Galp (45%)		Kosmos (45%), ANP (10%)
Block 11	Kosmos (65%)		Galp (20%), ANP (15%)
Block 12	Kosmos (45%)		Galp (20%), Equator (22.5%), ANP (12.5%),
Senegal
Cayar Offshore Profond	Kosmos BP Senegal Limited (65%)	(3)	Timis (25%), PETROSEN (10%)
Saint Louis Offshore Profond	Kosmos BP Senegal Limited (65%)	(3)	Timis (25%), PETROSEN (10%)
Suriname
Block 42	Kosmos (33%)		Chevron (33%), Hess (33%)
Block 45	Kosmos (50%)		Chevron (50%)

(1)	In January 2017, we provided to our co-venturers a notice of withdrawal from the Ameijoa, Camarao, Mexilhao and Ostra Blocks offshore Portugal.
(2)	BP is the operator of record while Kosmos will provide technical exploration operator services.
(3)

Kosmos BP Senegal Limited is a controlled affiliate of Kosmos in which we own a 50.01% interest and BP owns a 49.99% interest. The participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. PETROSEN has the option to acquire up to an additional 10% paying interests in a commercial development on the Saint Louis Offshore Profond and Cayar Offshore Profond blocks. The interest percentage does not give effect to the exercise of such option.

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

Jubilee Field

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

The Phase 1A development plan provided further development to the currently producing Jubilee Field reservoirs. The Phase 1A development included the drilling of eight additional wells consisting of five production wells and three water injection wells. Approval was given for an additional well, a gas injector, considered as part of Phase 1A. The Phase 1A Addendum PoD was submitted to the Ministry of Energy in June 2015 and deemed approved in July 2015 to enable drilling and completion of two additional wells consisting of one production well and one water injection well.

In November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure. The expansion of the Jubilee Unit becomes effective upon approval of the GJFFDP by Ghana’s Ministry of Energy. The GJFFDP was submitted to the government of Ghana in December 2015 and is expected to be resubmitted in 2017 to address comments received from the Ministry of Energy. The GJFFDP includes further development of the three producing reservoirs and final development of the two remaining reservoirs to maximize ultimate recovery and asset value.

The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field to transport natural gas to the mainland for processing and sale. In November 2014, the transportation of gas produced from the Jubilee Field commenced through the gas pipeline to the onshore gas plant. However, the uptime of the facility during 2017 and in future periods is not known. In the absence of the continuous export of large quantities of natural gas from the Jubilee Field it is anticipated that we will need to reinject or flare such natural gas. Our inability to continuously export associated natural gas in large quantities from the Jubilee Field could impact our oil production.

In prior years, certain near wellbore productivity issues were identified, impacting several Phase 1 production wells. The Jubilee Unit partners identified a means of successfully mitigating the near wellbore productivity issues with ongoing acid stimulation treatments. We have also experienced mechanical issues in the Jubilee Field, including failures of our water injection facilities on the FPSO and water and gas injection wells. This equipment downtime negatively impacted past oil production. We are in the process of correcting mechanical issues experienced in the Jubilee Field.

In February 2016, the Jubilee Field operator identified an issue with the turret bearing of the FPSO Kwame Nkrumah. This necessitated the FPSO to be shut down for an extended period beginning in March with production resuming in early May. This resulted in the need to implement new operating and offloading procedures, including the use of tug boats for heading control and a dynamically positioned (“DP”) shuttle tanker and storage vessel for offloading.

These new operating procedures were successfully implemented in April 2016 and are working effectively as evidenced by the fact that 81 parcels have been offloaded from the FPSO since implementation through December 31, 2016. Oil production from the Jubilee Field averaged approximately 73,700 barrels (gross) of oil per day during 2016.

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility, with offloading through a new deepwater Catenary Anchor Leg Mooring (“CALM”) buoy. The partners are now working with the Government of Ghana to amend the field operating philosophy for this field remediation solution. The Jubilee turret remediation work is progressing as planned and the FPSO spread-mooring on its current heading is expected to be completed by March 2017. This will allow the tug boats previously required to hold the vessel on a fixed heading to be removed, significantly reducing the complexity of the current operation. The next phase of the remediation work involves modifications to the turret for long-term spread-moored operations. At present, the partnership is evaluating options to select the optimal long-term orientation and to determine if a rotation of the FPSO is necessary. This evaluation is ongoing amongst the partnership and the Government of Ghana, and final decisions and approvals are expected in the first half of 2017. A facility shutdown of up to 12 weeks may be required during 2017. However, significant efforts are ongoing within the partnership to reduce the duration of the shutdown.

A deepwater CALM buoy, anticipated to be installed in 2018, is intended to restore full offloading functionality and remove the need for the DP shuttle and storage tankers and associated operating costs. Market inquiries are currently ongoing to estimate the cost and schedule for the fabrication and installation of this buoy. This phase of work also requires approval of both the Government of Ghana and the Jubilee Unit partners.

The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is being mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Both LOPI and H&M insurance coverages have been confirmed by our insurers and payments are being received. Our LOPI coverage for this incident ends in May 2017.

TEN Fields

The Tweneboa, Enyenra and Ntomme fields (“TEN”) are located in the western and central portions of the DT Block, approximately 30 miles offshore Ghana in water depths of approximately 3,300 to 5,700 feet. In November 2012, we submitted a declaration of commerciality and PoD over the TEN discoveries. In May 2013, the government of Ghana approved the TEN PoD. The discoveries are being jointly developed with shared infrastructure and a single FPSO.

The TEN fields consist of multiple stratigraphic traps with reservoir intervals consisting of a series of stacked Upper Cretaceous Turonian‑aged, deepwater fan lobes and channel deposits.

The TEN fields are being developed in a phased manner. The plan of development for TEN was designed to include an expandable subsea system that would provide for multiple phases. Phase 1 of the TEN fields includes the drilling and completion of up to 17 wells, 11 of which have been completed. Seven additional development wells are expected to be drilled during Phase 2. The remaining Phase 1 and Phase 2 wells are a combination of production wells and water or gas injection wells needed to maximize recovery. The remainder of Phase 1 and all Phase 2 drilling is dependent on the International Tribunal for the Law of the Sea (the “ITLOS”) ruling expected by late 2017. See “Item 1A. Risk Factors—A maritime boundary demarcation between Côte D’Ivoire and Ghana may affect a portion of our license areas offshore Ghana.” for additional information.

Following first oil from the TEN fields in August 2016, oil production and water injection systems were commissioned and are now operational and gas compression and injection commissioning is ongoing. In early January 2017, the capacity of the FPSO was successfully tested at an average rate of 80,000 Bopd during a short-term flow test. Future development of non-associated gas resources at the TEN fields is anticipated before August 2018. However, due to certain issues with managing pressures in the Enyenra reservoir and because no new wells can be drilled until after the previously disclosed ITLOS ruling expected later in 2017, the operator has elected to manage the existing wells in a prudent manner to optimize long-term recovery over the lifetime of the field. Work continues among the project partners to consider ways to increase production. This reservoir management is not expected to negatively impact the ultimate field recovery. The TEN fields are expected to increase towards FPSO capacity of 80,000 Bopd once development progresses.

The construction and connection of a gas pipeline between the Jubilee and TEN fields to transport natural gas to the mainland for processing and sale is expected to be completed in the first quarter of 2017. However, the uptime of the gas processing facility during 2017 and in future periods is not known. Our inability to continuously export associated natural gas in large quantities from the TEN fields could impact our oil production.

Other Ghana Discoveries

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

The GJFFDP incorporating the Mahogany and Teak discoveries was submitted to the Ghanaian Ministry of Energy in December 2015. While we are currently in discussions with the government of Ghana, we can give no assurance that approval by the Ministry of Energy will be forthcoming in a timely manner or at all. We signed the Jubilee Field Unit Expansion Agreement with our partners in November 2015. This allows the Mahogany and Teak discoveries to be developed contemporaneously with the Jubilee Field. Upon approval of the GJFFDP by the Ministry of Energy, the Jubilee Unit will be expanded to include the Mahogany and Teak discoveries and revenues and expenses associated with these discoveries will be at the Jubilee Unit interests. We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the Akasa discovery. Additionally, the WCTP Block partners have agreed they will take the steps necessary to transfer operatorship of the remaining portions of the WCTP Block to Tullow after approval of the GJFFDP by Ghana’s Ministry of Energy.

The Wawa discovery is located within the DT Block, north of the TEN fields. The Wawa‑1 exploration well intersected oil and gas‑condensate in a Turonian‑aged turbidite channel system. In April 2016, the Ghana Ministry of Energy approved our request to enlarge the TEN development and production area subject to continued subsurface and development concept evaluation, along with the requirement to integrate the Wawa Discovery into the TEN PoD.

Mauritania

Kosmos holds a 28% participating interest and BP (the operator) holds a 62% participating interest in four offshore blocks, C6, C8, C12 and C13, which are located on the western margin of the Mauritania Salt Basin. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps. We believe that the Triassic salt basin formed at the onset of rifting and contains Jurassic, Cretaceous and Tertiary passive margin sequences of limestones, sandstone and shales. Interpretation of available geologic and geophysical data has identified Cretaceous slope channels and basin floor fans in trapping geometries outboard of the Salt Basin as the key exploration objective. Multiple Cretaceous source rocks penetrated by wells and typed to oils and gases in the Mauritania Salt Basin are the same age as those which charge other oil and gas fields in West Africa.

A portion of this acreage is located outboard of the Chinguetti Field and ranges in water depth from 330 to 9,800 feet. These blocks cover an aggregate area of approximately 6.0 million acres. We have acquired approximately 6,300 line-kilometers of 2D seismic data and 15,800 square kilometers of 3D seismic data covering portions of our blocks in Mauritania. Based on these 2D and 3D seismic programs, we have drilled two successful exploration wells and an appraisal well, and have identified numerous additional prospects in our blocks. We continue to integrate the results of our successful drilling program in Mauritania to identify and mature primary targets for drilling. We anticipate drilling two exploration wells in Mauritania during our four well program that commences in the second quarter of 2017.

Senegal

Kosmos BP Senegal Limited, a controlled affiliate of Kosmos (owned 50.01% by Kosmos and 49.99% by BP) is the operator of the Cayar Offshore Profond and Saint Louis Offshore Profond Blocks offshore Senegal. The blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 980 to 10,200 feet. The area is an extension of the working petroleum system in the Mauritania Salt Basin. We believe the area has multiple Cretaceous source rocks with Albo‑Cenomanian reservoir sands providing exploration targets. We acquired approximately 7,000 square kilometers of 3D seismic data over the central and eastern portions of the Cayar Offshore Profond and Saint Louis Offshore Profond blocks in January 2015. In February 2016, we completed a 4,500 square kilometer survey over the western portions of both blocks to fully evaluate the prospectivity. We have identified numerous prospects in our blocks and we continue to mature these for drilling. We anticipate drilling two exploration wells in Senegal during our four well program that commences in the second quarter of 2017.

The following is a brief discussion of our discoveries to date offshore Mauritania and Senegal.

Greater Tortue Discovery

The Ahmeyim and Guembeul discoveries (“Greater Tortue”) are significant, play-opening gas discoveries for the outboard Cretaceous petroleum system and are located approximately 75 miles offshore Mauritania and Senegal. The Greater Tortue discovery straddles Block C8 offshore Mauritania and Saint Louis Offshore Profond offshore Senegal.

We have now drilled three wells within the Greater Tortue discovery. The wells penetrated multiple excellent quality gas reservoirs, including the Lower Cenomanian, Upper Cenomanian and underlying Albian. The wells successfully delineated the Ahmeyim and Guembeul gas discoveries and demonstrated reservoir continuity, as well as static pressure communication between the three wells drilled within the Lower Cenomanian reservoir. The discovery ranges in water depths from 8,850 feet to 9,200 feet, with total depths drilled ranging from 16,700 feet to 17,200 feet.

The Tortue-1 discovery well, located in Block C8 offshore Mauritania, intersected approximately 117 meters (383 feet) of net hydrocarbon pay. A single gas pool was encountered in the Lower Cenomanian objective, which is comprised of three reservoirs totaling 88 meters (288 feet) in thickness over a gross hydrocarbon interval of 160 meters (528 feet). A fourth reservoir totaling 19 meters (62 feet) was penetrated within the Upper Cenomanian target over a gross hydrocarbon interval of 150 meters (492 feet). The exploration well also intersected an additional 10 meters (32 feet) of net hydrocarbon pay in the lower Albian section, which is interpreted to be gas.

The Guembeul-1 discovery well, located in the northern part of the Saint Louis Offshore Profond area in Senegal, is located approximately three miles south of the Tortue-1 exploration well in Mauritania. The well encountered 101 meters (331 feet) of net gas pay in two excellent quality reservoirs, including 56 meters (184 feet) in the Lower Cenomanian and 45 meters (148 feet) in the underlying Albian, with no water encountered.

The Ahmeyim-2 appraisal well is located in Block C8 offshore Mauritania, approximately three miles northwest, and 200 meters down-dip of the basin-opening Tortue-1 discovery. The well confirmed significant thickening of the gross reservoir sequences down-dip. The Ahmeyim-2 well encountered 78 meters (256 feet) of net gas pay in two excellent quality reservoirs, including 46 meters (151 feet) in the Lower Cenomanian and 32 meters (105 feet) in the underlying Albian.

Other Mauritania and Senegal Discoveries

The BirAllah discovery (formally known as Marsouin), located in Block C8 offshore Mauritania, is a significant, play-extending gas discovery, building on our successful exploration program in the outboard Cretaceous petroleum system offshore Mauritania. The Marsouin-1 well is located approximately 37 miles north of the Ahmeyim discovery and was drilled to a total depth of 16,900 feet in nearly 7,900 feet of water. Based on analysis of drilling results and logging data, Marsouin-1 encountered at least 70 meters (230 feet) of net gas pay in Upper and Lower Cenomanian intervals comprised of excellent quality reservoir sands.

The Teranga discovery is located in the Cayar Offshore Profond block approximately 40 miles northwest of Dakar, and was our second exploration well offshore Senegal. The Teranga-1 discovery well is located in nearly 5,900 feet of water and was drilled to a total depth of 15,900 feet. The well encountered 31 meters (102 feet) of net gas pay in good quality reservoir in the Lower Cenomanian objective. Well results confirm that a prolific inboard gas fairway extends approximately 125 miles south from the Marsouin-1 well in Mauritania through the Greater Tortue area on the maritime boundary to the Teranga-1 well in Senegal.

We have now drilled five exploration and appraisal wells offshore Mauritania and Senegal with a 100% success rate, which collectively have discovered a gross potential natural gas resource of approximately 25 trillion cubic feet and as such derisked over 50 trillion cubic feet in the basin.

Suriname

We are the operator for petroleum contracts covering Block 42 and Block 45 offshore Suriname, which are located within the Guyana Suriname Basin, along the Atlantic transform margin of northern South America. Suriname lies between Guyana to the north and French Guyana to the south. The Guyana-Suriname Basin was formed by tensional forces associated with the opening of the Atlantic Ocean as South America separated from Africa in the Mid Cretaceous period. The Suriname basin is considered similar to the working petroleum systems of the West African transform margin. The emerging petroleum system in Suriname has been proven by the presence of onshore producing fields and most recently by nearby discoveries offshore Guyana, including the Liza-1 well.

Suriname Block 42 and Block 45 are positioned centrally in the Suriname-Guyana Basin, and located to the southeast of the recent play opening Liza-1 oil discovery. Likewise, the blocks are also positioned to the northwest of the French Guyana Basins’ Zaedyus oil discovery.

We believe that there are several independent play types of importance on our operated blocks. Of note are the listric faulted structural stratigraphic play of the lower Cretaceous and the stratigraphically trapped Upper Cretaceous plays similar to those discovered in the Jubilee Field offshore West Africa. The recent oil discovery in Guyana (Liza-1) in the same geologic basin provides a positive point of calibration for the Upper Cretaceous stratigraphic play in Suriname.

Target reservoirs in our blocks are similar Upper and Middle Cretaceous age basin floor fans and mid slope channel sands. Seismic evidence suggests thick Late Cretaceous and Tertiary reservoir systems may be present in the deep water area demonstrated by Liza-1.

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

In April 2016, we received an extension of Phase 1 of the Exploration Period for Block 45 offshore Suriname which now expires in September 2018.

In January 2017, we completed a 3D seismic survey of approximately 6,500 square kilometers over Block 42 and Block 45 offshore Suriname. Processing of this data is currently underway. We have compiled an initial inventory of prospects on the license areas in Suriname and will continue to refine and assess the prospectivity, integrating this new 3D seismic data, during 2017 with a view to drilling as early as 2018.

Sao Tome and Principe

During 2015 and 2016, Kosmos acquired acreage in Blocks 5, 6, 11 and 12 offshore Sao Tome and Principe in the Gulf of Guinea. We are the operator of Blocks 5, 11 and 12, and Galp, a wholly owned subsidiary of Petrogal, S.A., is the operator of Block 6. These blocks cover an area of approximately 5.8 million acres in water depth ranging from 7,380 to 9,840 feet and provide an opportunity to pursue the same core Cretaceous theme that was successful for us in Ghana.

Our blocks are adjacent to, and represent an extension of a proven and prolific petroleum system offshore Equatorial Guinea and northern Gabon comprising Early Cretaceous post-rift source rocks and Late Cretaceous reservoirs.

We believe that the southern extent of the West African transform margin in Sao Tome and Principe comprises a series of Albian pull-apart basins formed during the separation of Africa from South America and provides the necessary conditions for the generation, migration and entrapment of hydrocarbons. Early in the basin history, restricted marine conditions prevailed allowing rich source rocks to be deposited. Large sandstone depo-centers were developed at the structural junctions of rift and shear fault trends resulting in the deposition of deep-water slope channels and basin floor fans draping over and around anticlinal highs adjacent to fracture zones. These constitute the main play in the acreage.

We have approximately 1,250 line kilometers of 2D seismic covering portions of our blocks and have identified numerous leads in our Sao Tome and Principe acreage. We intend to further delineate this prospectivity with a 3D seismic acquisition program of approximately 16,000 square kilometers offshore Sao Tome and Principe, during 2017, which will facilitate a detailed geologic evaluation.

In December 2016, we received approval for a two-year extension of Phase 1 for Block 5 offshore Sao Tome and Principe, which now expires in May 2019. Additionally, during the same month we assigned 20% participating interest to Galp in each of Blocks 5, 11 and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp will pay a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey expected to begin in the first quarter of 2017.

Morocco and Western Sahara

Our petroleum contracts in Morocco and Western Sahara include the Boujdour Maritime block, which is within the Aaiun Basin, and the Essaouira Offshore Block, which is within the Agadir Basin. We are the operator of these petroleum contracts.

Aaiun Basin

In May 2016, Kosmos and Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”) executed a petroleum contract with the Office National des Hydrocarbures et des Mines ("ONHYM"), the national oil company of the Kingdom of Morocco, for the Boujdour Maritime block. The Boujdour Maritime petroleum contract largely replaces the acreage covered by the Cap Boujdour petroleum contract which expired in March 2016. Government approval was received in July 2016, making the contract effective. The first phase requires 5,000 – 7,000 square kilometers of 3D seismic and expires in July 2020.

The Boujdour Maritime block is located within the Aaiun Basin, along the Atlantic passive margin and covers a high‑graded area. Detailed seismic sequence analysis suggests the possible existence of stacked deepwater turbidite systems throughout the region. The scale of the license area has allowed us to identify distinct exploration fairways in this block. The main play elements of the prospectivity within the Boujdour Maritime block consist of a Late Jurassic source rock, charging Early to Mid‑Cretaceous deepwater sandstones trapped in a number of different structural trends. In the inboard area a number of three‑way fault closures are present which contain Early to Mid‑Cretaceous sandstone sequences some of which have been penetrated in wells on the continental shelf. Outboard of these fault trap trends, large four‑way closure and combination structural stratigraphic traps are present in discrete northeast to southwest trending structurally defined fairways.

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

Kosmos expects to acquire approximately 9,500 square kilometers of 3D seismic in the Boujdour Maritime block, beginning in 2017.  The results of this survey will be integrated with prior surveys and well results to further develop and delineate prospectivity in the basin.

Agadir Basin

The Essaouira Offshore block is located in the Agadir Basin. A working petroleum system has been established in the onshore area of the Agadir Basin based on onshore and shallow offshore wells. Existing well data and geological and geochemical studies have demonstrated the presence of Cretaceous source rocks in the acreage. Onshore production suggests that possible Jurassic source rocks are also present in the offshore Agadir Basin.

In September 2016, we entered into an agreement by which BP agreed to pay Kosmos $30 million in lieu of fulfilling their obligation to fund an exploration well and assigned its 45% participating interest in the Essaouira Offshore Block back to us, and the Moroccan government issued joint ministerial orders approving the assignment in October 2016, making it effective.   During the same month, we received an extension of the first Extension Period of exploration for the Essaouira Offshore petroleum contract, which now expires in November 2018.  This extension included the modification of the minimum work program to replace an exploration well with acquisition and PSTM processing of 3,000 square-kilometers of 3D seismic and a seabed sampling survey for geochemical and heat flow analysis. The $30 million received from BP in January 2017 will be utilized to fund the modified work program.

The petroleum agreements for Tarhazoute Offshore and Foum Assaka Offshore expired in June 2016 and July 2016, respectively.

Portugal

In January 2017, we provided to our co-venturers a notice of withdrawal from the Ameijoa, Camarao, Mexilhao and Ostra Blocks offshore Portugal.

Our Reserves

The following table sets forth summary information about our estimated proved reserves as of December 31, 2016. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.

All of our estimated proved reserves as of December 31, 2016, 2015 and 2014 were associated with our Jubilee and the TEN fields in Ghana.

Summary of Oil and Gas Reserves

	2016 Net Proved Reserves(1)			2015 Net Proved Reserves(1)			2014 Net Proved Reserves(1)
	Oil,			Oil,			Oil,
	Condensate,	Natural		Condensate,	Natural		Condensate,	Natural
	NGLs	Gas(2)	Total	NGLs	Gas(2)	Total	NGLs	Gas(2)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed	64	13	66	50	10	52	43	9	45
Proved undeveloped(3)	10	2	11	24	4	25	30	6	31
Total	74	15	77	74	14	76	73	14	75

(1)	Our reserves associated with the Jubilee Field are based on the 54.4%/45.6% redetermination split, between the WCTP Block and DT Block. Totals within the table may not add as a result of rounding.
(2)

These reserves represent only the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs during normal field operations. No natural gas volumes, outside of the fuel gas reported, have been classified as reserves. If and when a subsequent gas sales agreement is executed for Jubilee, a portion of the remaining gas may be recognized as reserves. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields, a portion of the remaining gas may be recognized as reserves.

(3)

All of our proved undeveloped reserves are expected to be developed within five years or less. As of December 31, 2016, we recognized 10.7 MMBoe of proved undeveloped reserves related to the TEN fields, which began first oil production in the third quarter of 2016.

Changes for the year ended December 31, 2016, include an increase of 8.3 MMBbl in TEN related to a revision resulting from additional technical data and analysis, partially offset by 0.9 MMBbl of net TEN production during 2016, and negative revisions to Jubilee of 1.0 MMBbl due to lower oil prices and 6.2 MMBbl of net Jubilee production during 2016. During the year ended December 31, 2016, we had 14 MMBoe of our proved undeveloped reserves from December 31, 2015 convert to proved developed reserves due to the completion of seven wells in the TEN fields, the initiation of TEN production and 2016 revisions, and we incurred $198.5 million of capital expenditures for TEN.

Changes for the year ended December 31, 2015, include an increase of 11.8 MMBbl of net proved reserves related to Jubilee field performance and in‑fill drilling results, which were partially offset by negative revisions to the TEN fields of 2.1 MMBbl due to lower oil prices and by 8.6 MMBbl of net Jubilee production during 2015. During the year ended December 31, 2015, we had a 6 MMBoe reduction in our proved undeveloped reserves from December 31, 2014. The decrease was a result of an approximately 2 MMBoe negative revision associated with our TEN fields, due to shorter economic life as a result of lower oil price. We incurred $80.6 million of capital expenditures related the drilling and completion of two wells pursuant to the Jubilee Field Phase 1A and 1A addendum developments resulting in the conversion of approximately 3 MMBoe of proved undeveloped reserves to proved developed reserves associated with our Jubilee Field.

Changes for the year ended December 31, 2014, include an increase of 27 MMBbl of net proved reserves related to the initial recognition of reserves associated with the TEN fields. Jubilee net proved oil reserves increased 11 MMBbl as a result of field performance and in‑fill drilling results, which was partially offset by 8.5 MMBbl of net Jubilee production during 2014. During the year ended December 31, 2014, we had a 22 MMBoe increase in our proved undeveloped reserves from December 31, 2013. This increase was primarily the result of the initial recognition of 27 MMBoe in proved undeveloped reserves for the TEN fields offset by the conversion of approximately 6 MMBoe from proved undeveloped reserves to proved developed reserves as we incurred $82.8 million of capital expenditures related to the drilling of the remaining Jubilee Field Phase 1A development wells.

The following table sets forth the estimated future net revenues, excluding derivatives contracts, from net proved reserves and the expected benchmark prices used in projecting net revenues at December 31, 2016. All estimated future net revenues are attributable to projected production from the Jubilee and the TEN fields in Ghana. If we are unable to export associated natural gas in large quantities from the Jubilee and TEN fields then production could be limited and the future net revenues discussed herein will be adversely affected.

Estimated Future
Net Revenues(4)
(in millions
except $/Bbl)
Estimated future net revenues	$1,111
Present value of estimated future net revenues:
PV-10(1)	$846
Future income tax expense (levied at a corporate parent and intermediate subsidiary level)	—
Discount of future income tax expense (levied at a corporate parent and intermediate subsidiary level) at 10% per annum	—
Standardized Measure(2)	$846

Benchmark and differential oil price($/Bbl)(3)	$42.96

(1)

PV‑10 represents the present value of estimated future revenues to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, royalties, additional oil entitlements and future tax expense levied at an asset level (in our case, future Ghanaian tax expense), using prices based on an average of the first‑day‑of‑the‑months throughout 2016 and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect the timing of future cash flows. PV‑10 is a non‑GAAP financial measure and often differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of future income tax expense related to proved oil and gas reserves levied at a corporate parent level on future net revenues. However, it does include the effects of future tax expense levied at an asset level (in our case, the effects of future Ghanaian tax expense). Neither PV‑10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas assets. PV‑10 should not be considered as an alternative to the Standardized Measure as computed under GAAP; however, we and others in the industry use PV‑10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific corporate tax characteristics of such entities.

(2)

Standardized Measure represents the present value of estimated future cash inflows to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, future income tax expense related to our proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level, royalties, additional oil entitlements and future tax expense levied at an asset level (in our case, future Ghanaian tax expense), without giving effect to hedging activities, non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV‑10. Standardized Measure often differs from PV‑10 because Standardized Measure includes the effects of future income tax expense related to our proved oil and gas reserves levied at a corporate parent level on future net revenues. However, as we are a tax exempted company incorporated pursuant to the laws of Bermuda, we do not expect to be subject to future income tax expense related to our proved oil and gas reserves levied at a corporate parent level on future net revenues. Therefore, the year‑end 2016 estimate of PV‑10 is equivalent to the Standardized Measure.

(3)

The unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12 months was $42.90 for Dated Brent at December 31, 2016. The price was adjusted for crude handling, transportation fees, quality, and a regional price differential. These adjustments are estimated to include a $0.06 premium relative to Dated Brent for the Jubilee Field. The adjusted price utilized to derive the Jubilee Field PV‑10 is $42.96. As the TEN fields recently started production, we do not have sufficient historical information to estimate the differential. However, we expect the differential to be consistent with the Jubilee Field. Since the Jubilee Field is currently at a premium, we elected to use a $0.00 differential to be conservative for the TEN fields, therefore the price utilized to derive the TEN PV‑10 is $42.90.

(4)	Future net revenues and PV-10 have been adjusted from the reserve report which is based on the entitlements method as we account for oil and gas revenues under the sales method of accounting.

Estimated proved reserves

Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2016, 2015 and 2014 has been prepared by Ryder Scott Company, L.P. (“RSC”), our independent reserve engineering firm for such years, in accordance with the rules and regulations of the Securities and

Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent reserve engineers, please see “—Independent petroleum engineers” below.

Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined using index prices for oil, without giving effect to derivative transactions, and were held constant throughout the life of the assets.

Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2016 are based on costs in effect at December 31, 2016 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2016, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.

Independent petroleum engineers

Ryder Scott Company, L.P.

RSC, our independent reserve engineers for the years ended December 31, 2016, 2015 and 2014, was established in 1937. For over 75 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.

For the years ended December 31, 2016, 2015 and 2014, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2016, 2015 and 2014 and related future net revenues and PV‑10 at December 31, 2016, 2015 and 2014 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2016 reserve report was completed on January 13, 2017, and a copy is included as an exhibit to this report.

In connection with the preparation of the December 31, 2016, 2015 and 2014 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2016, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell Jubilee field oil and the TEN fields oil at a price of $42.96 and $42.90, respectively, and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.

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

In order to establish reasonable certainty with respect to our estimated proved reserves, RSC employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, production and injection data, electrical logs, radioactivity logs, acoustic logs, whole core analysis, sidewall core analysis, downhole pressure and temperature measurements, reservoir fluid samples, geochemical information, geologic maps, seismic data, well test and interference pressure and rate data. Reserves attributable to undeveloped locations were estimated using performance from analogous wells with similar geologic depositional environments, rock quality, appraisal plans and development plans to assess the estimated ultimate recoverable reserves as a function of the original oil in place. These qualitative measures are benchmarked and validated against sound petroleum reservoir engineering principles and equations to estimate the ultimate recoverable reserves volume. These techniques include, but are not limited to, nodal analysis, material balance, and numerical flow simulation.

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

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the developed and undeveloped portions of our license areas as of December 31, 2016 for the countries in which we currently operate.

	Developed Area		Undeveloped Area
	(Acres)		(Acres)		Total Area (Acres)
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
	(In thousands)
Ghana
Jubilee Unit	27	7	—	—	27	7
TEN	111	19	—	—	111	19
West Cape Three Points(2)	—	—	101	31	101	31
Deepwater Tano(2)	—	—	27	4	27	4
Mauritania
Block C6(3)	—	—	1,063	957	1,063	957
Block C8(3)	—	—	2,220	1,998	2,220	1,998
Block C12(3)	—	—	1,273	1,146	1,273	1,146
Block C13(3)	—	—	1,452	1,307	1,452	1,307
Morocco (including Western Sahara)
Boujdour Maritime	—	—	8,336	4,585	8,336	4,585
Essaouira	—	—	2,171	1,628	2,171	1,628
Sao Tome and Principe
Block 5	—	—	703	316	703	316
Block 6	—	—	1,241	559	1,241	559
Block 11	—	—	2,209	1,436	2,209	1,436
Block 12	—	—	1,738	782	1,738	782
Senegal
Cayar Offshore Profond(4)	—	—	1,350	810	1,350	810
Saint Louis Offshore Profond(4)	—	—	1,650	990	1,650	990
Suriname
Block 42	—	—	1,526	509	1,526	509
Block 45	—	—	1,267	633	1,267	633
Total	138	26	28,327	17,691	28,465	17,717

(1)

Net acreage based on Kosmos’ participating interest, before the exercise of any options or back‑in rights, except for our net acreage associated with the Jubilee field, the TEN fields and Mahogany and Teak discoveries in the WCTP Block, which are after the exercise of options or back‑in rights. Our net acreage in Ghana may be affected by any redetermination of interests in the Jubilee Unit.

(2)

The Exploration Period of the WCTP petroleum contract and DT petroleum contract has expired. The undeveloped area reflected in the table above represents acreage within our discovery areas that were not subject to relinquishment on the expiry of the Exploration Period.

(3)

In January 2017, we closed a farm-out agreement covering our four license areas in Mauritania with BP. The net acres shown do not reflect the farm-out, as the agreement was not closed as of December 31, 2016. After completing the farm-out agreement, our estimated net acres in Block C6, Block C8, Block C12 and Block C13 are 298 thousand acres, 622 thousand acres, 356 thousand acres and 407 thousand acres, respectively.

(4)

In February 2017, we completed a Sale and Purchase Agreement with BP which resulted in BP acquiring a 49.99% interest in Kosmos BP Senegal Limited, which is a controlled affiliate of Kosmos in which we own a 50.01% interest . Kosmos BP Senegal Limited owns a 65% participating interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks. This participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. The net acres shown do not reflect these transactions, as the agreement was not closed as of December 31, 2016. After completion of these transactions, our estimated net acres in Cayar Offshore Profond and Saint Louis Offshore Profond are 536 thousand acres and 439 thousand acres, respectively.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2016:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana—Jubilee Unit	26	6.24	—	—	26	6.24
Ghana—Ten(1)	11	1.87	—	—	11	1.87

(1)	Of the 11 productive wells, 10 (gross) or 1.70 (net) have multiple completions within the wellbore.

Drilling activity

The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2016
Ghana
Jubilee Unit	—	—	—	—	—	—	—	—	—	—	—	—	—	—
TEN	—	—	—	—	—	—	7	1.19	—	—	7	1.19	7	1.19
Total	—	—	—	—	—	—	7	1.19	—	—	7	1.19	7	1.19
Year Ended December 31, 2015
Ghana
Jubilee Unit	—	—	—	—	—	—	3	0.72	—	—	3	0.72	3	0.72
TEN	—	—	—	—	—	—	4	0.68	—	—	4	0.68	4	0.68
Morocco (including Western Sahara)
Cap Boujdour	—	—	1	0.55	1	0.55	—	—	—	—	—	—	1	0.55
Total	—	—	1	0.55	1	0.55	7	1.40	—	—	7	1.40	8	1.95
Year Ended December 31, 2014
Ghana
Jubilee Unit	—	—	—	—	—	—	—	—	—	—	—	—	—	—
TEN	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Morocco (including Western Sahara)
Foum Assaka	—	—	1	0.30	1	0.30	—	—	—	—	—	—	1	0.30
Total	—	—	1	0.30	1	0.30	—	—	—	—	—	—	1	0.30

(1)

As of December 31, 2016, 15 exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 7 development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.

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

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2016.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	—	—	—	—	5	0.85
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8(1)	—	—	—	—	3	2.70	—	—
Senegal
Saint Louis Offshore Profond(2)	—	—	—	—	1	0.60	—	—
Cayar Profond(2)	—	—	—	—	1	0.60	—	—
Total	—	—	—	—	15	6.86	7	1.33

(1)

In January 2017, we closed a farm-out agreement covering our four license areas in Mauritania with BP. The net wells shown do not reflect the farm-out, as the agreement was not closed as of December 31, 2016. After completing the farm-out agreement, our estimated net wells in Block C8 are 0.84.

(2)

In February 2017, we completed a Sale and Purchase Agreement with BP which resulted in BP acquiring a 49.99% interest in Kosmos BP Senegal Limited, which is a controlled affiliate of Kosmos in which we own a 50.01% interest. Kosmos BP Senegal Limited owns a 65% participating interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks. This participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. After completion of these transactions, our estimated net wells in Cayar Offshore Profond and Saint Louis Offshore Profond are 0.33 and 0.33, respectively.

Domestic Supply Requirements

Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of December 31, 2016, 48 Bcf of the 200 Bcf of natural gas has been provided.

Significant License Agreements

Below is a discussion concerning the petroleum contracts governing our current drilling and production operations.

West Cape Three Points Block

Effective July 22, 2004, Kosmos, the E.O. Group Ltd. and GNPC entered into the WCTP petroleum contract covering the WCTP Block offshore Ghana in the Tano Basin. As a result of farm‑out agreements and other sales of partners’ interests for the WCTP Block, Kosmos, Anadarko WCTP Company (“Anadarko”), Tullow Ghana Limited, a subsidiary of Tullow Oil plc (“Tullow”) and PetroSA Ghana Limited (“PetroSA”), a wholly owned subsidiary of Petro S.A., participating interests are 30.9%, 30.9%, 26.4% and 1.8%, respectively. Kosmos is the operator; however, a letter agreement has been executed that obligates the WCTP partners to take the necessary steps to transfer operatorship of the WCTP Block to Tullow after approval of the GJFFDP by the Ministry of Energy. Upon approval of the GJFFDP, our participating interest in Mahogany and Teak will be at the Jubilee Unit interests. GNPC has a 10% participating interest and will be carried through the exploration and development phases. GNPC has the option to acquire additional paying interests in a commercial discovery on the WCTP Block of 2.5%. Under the WCTP petroleum contract, GNPC exercised its option to acquire an additional paying interest of 2.5% in the Jubilee Field development (see “—Jubilee Field Unitization”), the Mahogany discovery and the Teak discovery. GNPC is obligated to pay its 2.5% share of all future petroleum costs as well as certain historical development and production costs attributable to its 2.5% additional paying interests in the Jubilee Unit, Mahogany discovery and Teak discovery. Furthermore, it is obligated to pay 10% of the production costs of the Jubilee Field development allocated to the WCTP Block. In August 2009, GNPC notified us and our unit partners of GNPC’s request for the contractor group to pay its 2.5% WCTP Block share of the Jubilee Field development costs and be reimbursed for such costs plus interest out of GNPC’s production revenues under the terms of the WCTP petroleum contract. Kosmos is required to pay a fixed royalty of 5% and a sliding‑scale royalty (“additional oil entitlement”) which escalates as the nominal project rate of return increases. These royalties are to be paid in‑kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.

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

Deepwater Tano Block

Effective July 2006, Kosmos, Tullow and PetroSA’s predecessor, Sabre Oil and Gas Holdings Ltd., entered into the DT petroleum contract with GNPC covering the DT Block offshore Ghana in the Tano Basin. The DT petroleum contract has a duration of 30 years from its effective date of July 19, 2006. As a result of farm‑out agreements and other sales of partners interests for the DT Block, Kosmos, Anadarko, Tullow and PetroSA’s participating interests are 18%, 18%, 50% and 4%, respectively. Tullow is the operator. GNPC has a 10% participating interest and will be carried through the exploration and development phases. GNPC has the option to acquire additional paying interests in a commercial discovery on the DT Block of 5%. Under the DT petroleum contract, GNPC exercised its option to acquire an additional paying interest of 5% in the commercial discovery with respect to the Jubilee Field development and the TEN Fields development. GNPC is obligated to pay its 5% of all future petroleum costs, including development and production costs attributable to its 5% additional paying interest. Furthermore, it is obligated to pay 10% of the production costs of the Jubilee Field development allocated to the DT Block. In August 2009, GNPC notified us and our unit partners of GNPC’s request for the contractor group to pay its 5% DT Block share of the Jubilee Field development costs and be reimbursed for such costs plus interest out of a portion of GNPC’s production revenues under the terms of the DT petroleum contract. Kosmos is required to pay a fixed royalty of 5% and an additional oil entitlement which escalates as the nominal project rate of return increases. These royalties are to be paid in‑kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.

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

The Ghanaian Petroleum Exploration and Production Law of 1984 (PNDCL 84) (the “1984 Ghanaian Petroleum Law”) and the WCTP and DT petroleum contracts form the basis of our exploration, development and production operations on the WCTP and DT blocks. Pursuant to these petroleum contracts, most significant decisions, including PoDs and annual work programs, for operations other than exploration and appraisal, must be approved by a joint management committee, consisting of representatives of certain block partners and GNPC. Certain decisions require unanimity.

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

Effective April 2, 2012, we entered into the Essaouria Offshore Petroleum Agreement as operator. During 2016, our partner BP, relinquished their participating interest in the petroleum contract. Our participating interest is 75%. The Moroccan national oil company, ONHYM, has a 25% participating interest and is carried by the block partners proportionately during the exploration phase. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in‑kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10‑year tax holiday post first production. The term of the Essaouria Offshore Permits, beginning November 8, 2011, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of four years and six months and the second extension period of one year. We are currently in the first extension period of the exploration permit, which as a result of an amendment in October 2016, ends in November 2018. As a result of the same amendment, approved in October 2016, the work program for the first extension period now includes acquisition, pre-stack time migration processing and interpretation of a minimum of 3,000 square kilometers of 3D seismic data and a seabed sampling survey for geochemical and heat flow analysis over the block, replacing our prior exploration well obligation. The extension of the exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

Suriname Exploration Agreements

On December 13, 2011, we signed a petroleum contract covering Offshore Block 42 located offshore Suriname. As a result of farm-out agreements we have a one-third participating interest in the block and are the operator. Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), Suriname’s national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan. In November 2012, Kosmos closed an agreement with Chevron under which Kosmos assigned half of its interest in Block 42, offshore Suriname, to Chevron. Each party had a 50% participating interest in Block 42 and Kosmos remained the operator. In April 2016, we entered into a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess acquired a one-third non-operated interest in Block 42 from both Chevron and Kosmos. As part of the agreement, Hess will fully fund the cost of acquiring and processing a 6,500 square kilometer 3D seismic survey, subject to a maximum spend, which commenced in the October 2016. Additionally, Hess will disproportionately fund a portion of the first exploration well in the Block 42 contract area, subject to a maximum spend, contingent upon the partnership entering the next phase of the exploration period. The participating interests are one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos will remain the operator. The Block 42 petroleum contract provides for us to recover our share of expenses incurred (“cost recovery oil”) and our share of remaining oil (“profit oil”). Cost recovery oil is apportioned to the contractor from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are in the initial period of the exploration phase, which has been extended and ends in September 2018. There are two renewal periods consisting of three years for the first renewal period and two years for the second renewal period. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer. Block 42 comprises approximately 1.5 million acres (approximately 6,176 square kilometers).

On December 13, 2011, we signed a petroleum contract covering Offshore Block 45 located offshore Suriname. We have a 50% participating interest in the block and are the operator. Staatsolie will be carried through the exploration and appraisal phases and has the option to back into the petroleum contract with an interest of not more than 15% upon approval of a development plan. In November 2012, Kosmos closed an agreement with Chevron under which Kosmos assigned half of its interest in Block 45, offshore Suriname, to Chevron. Each party now has a 50% participating interest in Block 45 and Kosmos remains the operator. The Block 45 petroleum contract provides for us to recover our share of expenses incurred (“cost recovery oil”) and our share of remaining oil (“profit oil”). Cost recovery oil is apportioned to the contractor from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are currently in the initial period of the exploration phase, which has been extended and ends in September 2018. Following the initial period, there are two renewal periods consisting of two years each. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.

Mauritania Exploration Agreements

Effective June 15, 2012, we entered into three petroleum contracts covering offshore Mauritania blocks C8, C12 and C13 with the Islamic Republic of Mauritania. As a result of farm-out agreements we have a 28% participating interest and provide technical exploration services to BP, the operator. The Mauritanian national oil company, SMHPM, currently has a 10% carried participating interest during the exploration period only. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 14%. SMHPM will pay its portion of development and production costs in a commercial development. Cost recovery oil is apportioned to the contractor from up to 55% of total production prior to profit oil being split between the government of Mauritania and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by the cumulative investment. At the election of the government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. The terms of exploration periods of these Offshore Blocks are all ten years and include an initial exploration period of four years followed by the first extension period of three years and the second extension period of three years. Kosmos is currently in the first extension period of the blocks, expiring in June 2019. The first extension period carries a seismic obligation and a one well drilling obligation and the second extension period for each block carries an additional one well drilling obligation for each block. Both of these obligations have been met for Block C8 and the seismic obligation has been met for Block C12 with work completed during the initial exploration period. Seismic acquisition to meet the obligation for the current phase for Block C13 was completed in December 2016 as part of an ongoing multi-block 3D seismic survey. In the event of commercial success, we have the right to develop and produce oil for 25 years and gas for 30 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.

In March 2015, we closed a farm‑out agreement with Chevron covering the C8, C12 and C13 petroleum contracts offshore Mauritania. Under the terms of the farm‑out agreement, Chevron acquired a 30% non‑operated participating interest in each of the contract areas. As partial consideration for the farm-out, Chevron paid a disproportionate share of the costs of one exploration well, the Marsouin-1 exploration well, as well as its proportionate share of certain previously incurred exploration costs. As a further component of the consideration for the farm-out, Chevron was required to make an election by February 1, 2016, to either farm-in to the Tortue-1 exploration well by paying a disproportionate share of the costs incurred in drilling of the well or, alternatively elect to not farm-in to the Tortue-1 exploration well and pay a disproportionate share of the costs of a second contingent exploration or appraisal well in the contract areas, subject to maximum expenditure caps. Chevron failed to make this mandatory election by the required date. Consequently, pursuant to the terms of the farm-out agreement, Chevron has withdrawn from our Mauritania blocks. Chevron’s 30% non-operated participating interest was reassigned to us.

In October 2016, we entered into a petroleum contract covering Block C6 with the Islamic Republic of Mauritania.  As a result of farm-out agreements with BP we have a 28% participating interest and provide technical exploration services to BP the operator.  The Mauritanian national oil company, SMHPM, currently has a 10% carried participating interest during the exploration period. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 18%. SMHPM will pay its portion of development and production costs in a commercial development. The terms of exploration periods are ten years and include an initial exploration period of four years from the effective date (October 28, 2016) followed by the first extension period of three years and the second extension period of three years. The first exploration phase includes a 2,000 square kilometer 3D seismic requirement, which is currently being acquired.

In January 2017, we closed a farm-out agreement with BP covering blocks C6, C8, C12 and C13 offshore Mauritania.

Senegal Exploration Agreements

In August 2014, we entered into a farm‑in agreement with Timis Corporation Limited (“Timis”), whereby we acquired a 60% participating interest and operatorship, covering the Cayar Offshore Profond and Saint Louis Offshore Profond Contract Areas offshore Senegal. In September 2014, the Senegal government issued the requisite approvals for the assignment to us. As part of the agreement, we carried the full costs of a 3D seismic program which was completed in January 2015. Additionally, we carried the full costs of the Guembeul-1 exploration well in the Saint Louis Offshore Profond area and the full costs of the Teranga-1 well in the Cayar Offshore Profond area, subject to a maximum gross cost per well of $120.0 million.

In June 2015, we entered the first renewal of the exploration period for the Cayar Offshore Profond and Saint Louis Offshore Profond Contract Areas, which lasts for three years. The exploration phase of each contract area may be extended to December 2020 at our election subject to our fulfilling specific work obligations including an exploration well in the final period of two and one half years. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for at least one additional period of 10 years under certain circumstances.

In February 2016, we completed a 3D seismic survey of approximately 4,500 square kilometers in the western portions of the Cayar Offshore Profond and Saint Louis Offshore Profond license areas.

In February 2017, we completed a Sale and Purchase Agreement with BP which resulted in BP acquiring a 49.99% interest in Kosmos BP Senegal Limited, which is a controlled affiliate of Kosmos in which we own a 50.01% interest. Kosmos BP Senegal Limited owns a 65% participating interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks. This participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million.

Sao Tome and Principe Exploration Agreements

In October 2015, we closed a sale and purchase agreement with ERHC Energy EEZ, LDA. As a result of subsequent farm-outs, we currently have a 65% participating interest and operatorship in Block 11 offshore Sao Tome and Principe. The Agencia Nacional Do Petroleo De Sao Tome E Príncipe ("ANP STP") has a carried 15% participating interest. The production sharing contract was awarded in July 2014, and provides for an initial exploration period of eight years with possible extensions and includes a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The block is currently in the first phase, expiring in July 2018. The work program for the first phase includes a 2D seismic acquisition obligation and the next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program from ANP STP, which may be extended for additional periods of five years until all hydrocarbons have been economically depleted.

In November 2015, we closed a farm-in agreement with Galp to acquire a non-operated 45% participating interest in Block 6 offshore Sao Tome and Principe. The ANP STP has a carried 10% participating interest. The production sharing contract was awarded in October 2015, and provides for an initial exploration period of eight years with possible extensions and includes a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The block is currently in the first phase, expiring in November 2019. The work program for the first phase includes a 2D or 3D seismic acquisition obligation and the next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program from ANP STP, which may be extended for additional periods of five years until all hydrocarbons have been economically depleted.

In January and February 2016, we closed farm-in agreements with Equator Exploration Limited (“Equator”), an affiliate of Oando Energy Resources, for Block 5 and Block 12 offshore Sao Tome and Principe. As a result of subsequent farm-outs we currently have a 45% participating interest and operatorship in each block. The national petroleum agency, ANP STP, has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively. The production sharing contracts were awarded in May 2012 and February 2016, respectively, and they provide for an initial exploration period of eight years with possible extensions and include a first phase exploration period of four years followed by the second phase of two years and the third phase of two years.  The blocks are currently in the first phase, expiring in May of 2019 and February 2020, respectively (the first phase of Block 5 has been extended twice for a total of 3 years).  The work program for the first phases include 2D or 3D seismic acquisition obligations and the next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program from ANP STP, which may be extended for additional periods of five years until all hydrocarbons have been economically depleted.

In September 2016, Kosmos reached an agreement with a subsidiary of Galp to farm-out a 20% non-operated stake of the Company’s interest in Blocks 5, 11, and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp will pay a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey expected to begin in the first quarter of 2017. Government approval was received and the transaction closed in December 2016.

Sales and Marketing

As provided under the UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee and TEN production in conjunction with the Jubilee Unit and TEN partners. We have entered into an agreement with an oil marketing agent to market our share of the Jubilee and TEN fields oil, and we approve the terms of each sale proposed by such agent. We do not anticipate entering into any long term sales agreements at this time.

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

Competition

The oil and gas industry is competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring licenses. Many of these competitors have financial and technical resources and staff that are substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and natural gas assets, or to evaluate, bid for and purchase a greater number of licenses than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of lower commodity prices, unsuccessful wells, volatility in financial markets and generally adverse global and industry‑wide economic conditions. These companies may also be better able to absorb the burdens resulting from changes in relevant laws and regulations, which may adversely affect our competitive position.

Historically, we have also been affected by competition for drilling rigs and the availability of related equipment. Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews. Shortages of, or increasing costs for, experienced drilling crews and equipment and services may restrict our ability to drill wells and conduct our operations.

The oil and gas industry as a whole experienced an extended decline in crude oil prices. Dated Brent crude, the benchmark for our oil sales, ranged from approximately $26-55 per barrel during 2016. Excluding the impact of hedges, our realized price for 2016 was $45.94 per barrel. We believe lower prices will generally result in greater availability of assets and necessary equipment. However the impacts on the industry from a competitive perspective are not entirely known at this point.

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

•	limit, cap, tax or otherwise restrict emissions of GHG and other air pollutants or otherwise seek to address or minimize the effects of climate change;
•	limit or prohibit drilling activities in certain locations lying within protected or otherwise sensitive areas; and
•	require measures to mitigate or remediate pollution, including pollution resulting from our block partners’ or our contractors’ operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. Compliance with these laws can be costly; the regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. We cannot assure you that we have been or will be at all times in compliance with such laws, or that environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our financial condition and results of operations.

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

Capping and Containment

We entered into an agreement with a third party service provider for it to supply subsea capping and containment equipment on a global basis. The equipment includes capping stacks, debris removal, subsea dispersant and auxiliary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. We also developed an emergency response plan and response organization to prepare and demonstrate our readiness to respond to a subsea well control incident.

Oil Spill Response

To complement our agreement discussed above for subsea capping and containment equipment, we became a charter member of the Global Dispersant Stockpile. The dispersant stockpile, which is managed by Oil Spill Response Limited (“OSRL”) of Southampton, United Kingdom (“UK”), an oil spill response contractor, consists of 5,000 cubic meters of dispersant strategically located at OSRL bases around the world. The total volume of the stockpile located at the OSRL bases is calculated to provide members with the ability to respond to a major spill incident.

Mauritania and Senegal (Operated)

Kosmos maintains Oil Spill Contingency Plans (“OSCP”) to support our drilling operations in countries where we operate. The plans are based on the principle of “Tiered Response” to oil spills (“Guide to Tiered Response and Preparedness”, IPIECA Report Series, Volume 14, 2007).  A Tier 1 spill is defined as a small-scale operational incident which can be addressed with resources that are immediately available to us.  A Tier 2 spill is a larger incident which would need to be addressed with regionally based shared resources.  A Tier 3 spill is a large incident which would require assistance from national or world-wide spill co-operatives.  Under OSCPs, emergency response teams may be activated to respond to oil spill incidents.  The OSCPs call for Tier 1 spill equipment at our shorebases in Nouakchott, Mauritania and Dakar, Senegal to respond to a harbor or shoreline incident in the area. We also maintain dispersant spraying capabilities in the field to respond to an offshore incident. We have access to additional Tier 2 and Tier 3 equipment from OSRL’s Southampton, UK location.

Ghana (Non-operated)

Tullow, our partner and the operator of the Jubilee Unit and the TEN fields, maintains an OSCP covering the Jubilee Field and Deepwater Tano Block.  Under the OSCPs, emergency response teams may be activated to respond to oil spill incidents. Tullow has access to OSRL’s oil spill response services comprising technical expertise and assistance, including access to response equipment and dispersant spraying systems. Tullow maintains lease agreements with OSRL for Tier 1 and Tier 2 packages of oil spill response equipment. Tier 1 equipment, which is stored in “ready to go trailers” for effective mobilization and deployment, includes booms and ancillaries, recovery systems, pumps and delivery systems, oil storage containers, personal protection equipment, sorbent materials, hand tools, containers and first aid equipment. Tier 2 equipment consists of larger boom and oil recovery systems, pump and delivery systems and auxiliary equipment such as generators and lighting sets, and is also containerized and pre‑packed in trailers and ready for mobilization.

Tullow has additional response capability to handle an offshore Tier 1 response. Further, our membership in the West and Central Africa Aerial Surveillance and Dispersant Spraying Service (“WACAF”) gives us access to aircraft for surveillance and spraying of dispersant, which is administered by OSRL for a Tier 2 offshore response. The aircraft is based at the Kotoka International Airport in Accra, Ghana with a contractual response time, loaded with dispersant, of six hours. Additional stockpiles of dispersant are maintained in Takoradi, Ghana. Although the above arrangement is in place, we can make no assurance that these resources will be available or respond in a timely manner as intended, perform as designed or be able to fully contain or cap any oil spill, blow‑out or uncontrolled flow of hydrocarbons. While a Tier 3 incident is not expected in Ghana, in the case of a Tier 3 incident, Tullow would engage the services of OSRL.

Per common industry practice, under agreements governing the terms of use of the drilling rigs contracted by us or our block partners, the drilling rig contractors indemnify us and our block partners in respect of pollution and environmental damage originating above the surface of the water and from such drilling rig contractor’s property, including their drilling rig and other related equipment. Furthermore, pursuant to the terms of the operating agreements for blocks in which we or our block partners are currently drilling, except in certain circumstances, each block partner is responsible for its share of liabilities in proportion to its participating interest incurred as a result of pollution and environmental damage, containment and clean‑up activities, loss or damage to any well, loss of oil or natural gas resulting from a blowout, crater, fire, or uncontrolled well, loss of stored oil and natural gas, as well as for plugging or bringing under control any well. We maintain insurance coverage typical of the industry in the areas we operate in; these include property damage insurance, loss of production insurance, wreck removal insurance, control of well insurance, general liability including pollution liability to cover pollution from wells and other operations. We also participate in an insurance coverage program for the Jubilee FPSO. Our insurance is carried in amounts typical for the industry relative to our size and operations and in accordance with our contractual and regulatory obligations.

Other Regulation of the Oil and Gas Industry

Ghana

In 2016, the Government of Ghana passed into law Petroleum (Exploration and Production) Bill, 2016 (the “2016 Ghanaian Petroleum Law”). While the 2016 Ghanaian Petroleum Law now governs the upstream Ghanaian oil and natural gas regulatory regime and sets out the policy and framework for other industry participants beginning in 2016, due to the stabilization clauses contained in the DWT petroleum contract and the WCTP petroleum contract, the 1984 Ghanaian Petroleum Law governs our oil and natural gas operations in Ghana. All petroleum found in its natural state within Ghana is deemed to be national property and is to be developed on behalf of the people of Ghana. GNPC is empowered to carry out exploration and development work either on its own or in association with local or foreign contractors. Companies who wish to gain rights to explore and produce in Ghana can only do so by entering into a petroleum agreement with Ghana and GNPC. The law requires for the terms of the petroleum agreement to be negotiated and agreed between GNPC and oil and gas companies. The Parliament of Ghana has final approval rights over the negotiated petroleum agreement. Ghana’s Ministry of Energy represents the state in its executive capacity. The Petroleum Commission is the regulatory body for the upstream petroleum industry and the advisor to the Ministry of Energy. GNPC has rights to undertake petroleum operations in any acreage declared open by Ghana’s Ministry of Energy. As well, when petroleum operations are undertaken by GNPC under a petroleum contract, GNPC has a carried interest in each petroleum agreement and, following the declaration of any commercial discovery, GNPC’s participating paying interest is typically subject to increase by a certain agreed upon amount at the option of GNPC. Petroleum agreements are required to include certain domestic supply requirements, including the sale to Ghana of oil for consumption in Ghana at international market prices.

The 1984 Ghanaian Petroleum Law and our Ghanaian petroleum agreements contain provisions restricting the direct or indirect assignment or transfer of such petroleum agreements or interests thereunder without the prior written consent of GNPC and the Ministry of Energy. The 1984 Ghanaian Petroleum Law also imposes certain restrictions on the direct or indirect transfer by a contractor of shares of its incorporated company in Ghana to a third party without the prior written consent of Ghana’s Minister of Energy. The Ghanaian Tax Law may impose certain taxes upon the direct or indirect transfer of interests in the petroleum agreements or interests thereunder.

Ghana’s Parliament has enacted a Petroleum Revenue Management Act and the Petroleum Commission Act of 2011. The new Petroleum Revenue Management Act of 2011 pertains primarily to the collection, allocation, and management by the government of Ghana of the petroleum revenue. The Petroleum Commission Act created the Petroleum Commission, whose objective is to regulate and manage the use of petroleum resources and coordinate the policies thereto. The Petroleum Commission became effective in January 2012. Among the Petroleum Commission’s functions are advising the Minister of Energy on matters such as appraisal plans, field development plans, recommending to the Minister national policies related to petroleum, and storing and managing data. We understand the primary purpose of the Petroleum Commission is to fulfill the regulatory functions previously undertaken by GNPC. We currently believe that such laws and the 2016 Ghanaian Petroleum Law will only have prospective application, and as such will not modify the terms of (or interests under) the agreements governing our license interests in Ghana, including the WCTP and DT petroleum contracts (which include stabilization clauses) and the UUOA, and will not impose additional restrictions on the direct or indirect transfer of our license interests, including upon a change of control. The Petroleum (Local Content and Local Participation in Petroleum Activities) Regulations came into effect in February 2014. The Regulations mandate certain levels of local participation in service companies, in‑country manufacturing of goods and the provision of services, and certain reporting requirements.

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

The Sahrawi Arab Democratic Republic (the “SADR”) has claimed sovereignty over the Western Sahara territory, including the area offshore, and has issued exploration licenses which conflict with those issued by Morocco, including certain licenses which conflict with the Boujdour Maritime block license issued to Kosmos. Other countries have formally recognized the SADR, but the UN has not. It is uncertain when and how Western Sahara’s sovereignty issues will be resolved.

Sao Tome and Principe

The Fundamental Law on Petroleum Operations, Law No. 16/2009 governs petroleum operations in Sao Tome and Principe, including the exploration, development and production of hydrocarbons and the marketing and transportation thereof.  There is also the Petroleum Taxation Law, Law No. 15/2009. The ANP STP is established by Law No. 5/2004, and is responsible for the regulation, contracting and supervision of hydrocarbon operations in Sao Tome and Principe.

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

Employees

As of December 31, 2016, we had approximately 270 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

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

The deepwater offshore Ghana, an area in which we focus a substantial amount of our development efforts, has only recently been considered economically viable for hydrocarbon production due to the costs and difficulties involved in drilling for oil at such depths and the relatively recent discovery of commercial quantities of oil in the region. Likewise, our deepwater offshore Morocco (including Western Sahara), Sao Tome and Principe, Senegal, Suriname and Mauritania licenses have not yet proved to be economically viable production areas. We have limited proved reserves, and we may not be successful in developing additional commercially viable production from our other discoveries and prospects.

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

Exploring for and developing hydrocarbon reserves involves a high degree of technical, operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services or unanticipated geologic conditions.

Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether or not a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field or be indicative of the potential for the development of a commercially viable field. A variety of factors, including geologic and market‑related, can cause a field to become uneconomic or only marginally economic. A lack of drilling opportunities or projects that cease production may cause us to incur significant costs associated with an idle rig, particularly if we cannot contract out rig slots to other parties. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. In addition, a successful discovery would require significant capital expenditure in order to develop and produce oil and natural gas, even if we deemed such discovery to be commercially viable. See “—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.” In the areas in which we operate, we face higher above‑ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See “—Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.” Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.

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

Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2016, we have unfulfilled drilling obligations in our Mauritania petroleum contracts. In certain other petroleum contracts, we are in the initial exploration phase, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.

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

Our principal exposure to credit risk will be through receivables resulting from the sale of our oil, which we currently sell to an energy marketing company, and to cover our commodity derivatives contracts. The inability or failure of our significant customers or counterparties to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Joint interest receivables arise from our block partners. The inability or failure of third parties we contract with to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We are unable to predict sudden changes in creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited and we could incur significant financial losses.

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

The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2016.

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

Actual future prices and costs may differ materially from those used in the present value estimates included in this report. If oil prices decline by $1.00 per Bbl from prices used in calculating such estimates, then the PV‑10 and the Standardized Measure as of December 31, 2016 would each decrease by approximately $28.5 million. Oil prices have recently experienced significant declines. See “Item 1. Business—Our Reserves.”

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

In Ghana, we currently produce associated gas from the Jubilee Field. A gas pipeline from the Jubilee Field has been constructed to transport such natural gas for processing and sale. However, we granted the first 200 Bcf of natural gas from the Jubilee Phase 1 to Ghana at no cost. Through December 31, 2016, Ghana has received approximately 48 Bcf. Thus, in Ghana, even if additional infrastructure was in place for natural gas processing and sales, it would still be quite some time before we would be able to commercialize our Ghana natural gas. As a result, we do not have proved gas reserves associated with future natural gas sales from Jubilee Field in Ghana. A gas pipeline from the TEN fields to the Jubilee Field is under construction to transport associated natural gas as well as non-associated natural gas for processing and sale. However, we are still finalizing a gas sales agreement. As a result, we do not have proved gas reserves associated with future natural gas sales from the TEN fields in Ghana.

In Mauritania and Senegal, we plan to export the majority of our gas resource to the LNG market. However, that is contingent on making a final investment decision on our gas discoveries and constructing the necessary infrastructure to produce, liquefy and transport the gas to the market as well as finding an LNG purchaser.

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

Additionally, the future exploitation and sale of associated and non‑associated natural gas and liquids will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field and the pipeline between the Jubilee and TEN fields to transport such natural gas to the mainland for processing and sale is currently under construction. However, the uptime of the facility during 2017 and in future periods is not known. In the absence of the continuous removal of large quantities of natural gas it is anticipated that we will need to flare such natural gas in order to maintain crude oil production. Currently, we have not been issued an amended permit from the Ghana EPA to flare natural gas produced from the Jubilee Field in substantial quantities. If we are unable to resolve potential issues related to the continuous removal of associated natural gas in large quantities, our oil production will be negatively impacted.

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

The oil and natural gas business involves a variety of risks, including, but not limited to:

•	fires, blowouts, spills, cratering and explosions;
•

mechanical and equipment problems, including unforeseen engineering complications. For example, following a February 2016 inspection of the turret area of the Jubilee field FPSO, by SOFEC, Inc., the original turret manufacturer, a potential issue was identified with the turret bearing. As a precautionary measure, additional operating procedures to monitor the turret bearing and reduce the degree of rotation of the vessel have been put in place until this situation has been remediated;
•	uncontrolled flows or leaks of oil, well fluids, natural gas, brine, toxic gas or other pollutants or hazardous materials;
•	gas flaring operations;
•	marine hazards with respect to offshore operations;
•	formations with abnormal pressures;
•	pollution, environmental risks, and geological problems; and
•	weather conditions and natural or man‑made disasters.

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

Our offshore and deepwater operations involve special risks that could adversely affect our results of operations.

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

Multiple discovered fields and all of our proved reserves are located offshore Ghana. The WCTP petroleum contract, the DT petroleum contract and the UUOA cover the two blocks and the Jubilee and TEN fields that form the basis of our current operations in Ghana. Pursuant to these petroleum contracts, most significant decisions, including our plans for development and annual work programs, must be approved by GNPC, the Petroleum Commission and/or Ghana’s Ministry of Energy. We have previously had disagreements with the Ministry of Energy and GNPC regarding certain of our rights and responsibilities under these petroleum contracts, the 1984 Ghanaian Petroleum Law and the Internal Revenue Act, 2000 (Act 592) (the “Ghanaian Tax Law”). These included disagreements over sharing information with prospective purchasers of our interests, pledging our interests to finance our development activities, potential liabilities arising from discharges of small quantities of drilling fluids into Ghanaian territorial waters, the failure to approve the proposed sale of our Ghanaian assets, assertions that could be read to give rise to taxes payable under the Ghanaian Tax Law, failure to approve PoDs relating to certain discoveries offshore Ghana and the relinquishment of certain exploration areas on our licensed blocks offshore Ghana. The resolution of certain of these disagreements required us to pay agreed settlement costs to GNPC and/or the government of Ghana.

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

Morocco claims the territory of Western Sahara, where our Boujdour Maritime block is geographically located, as part of the Kingdom of Morocco, and it has de facto administrative control of approximately 80% of Western Sahara. However, Western Sahara is on the United Nations (the “UN”) list of Non‑Self‑Governing territories, and the territory’s sovereignty has been in dispute since 1975. The Polisario Front, representing the SADR, has a conflicting claim of sovereignty over Western Sahara. No countries have formally recognized Morocco’s claim to Western Sahara, although some countries implicitly support Morocco’s position. Other countries have formally recognized the SADR, but the UN has not. A UN‑administered cease‑fire has been in place since 1991, and while there have been intermittent UN‑sponsored talks, between Morocco and SADR (represented by the Polisario Front), the dispute remains stalemated. It is uncertain when and how Western Sahara’s sovereignty issues will be resolved.

We own a 55% participating interest in the Boujdour Maritime block located geographically offshore Western Sahara. Our license was granted by the government of Morocco; however, the SADR has issued its own offshore exploration licenses which, in some areas, conflict with our licenses. As a result of SADR’s conflicting claim of rights to oil and natural gas licenses granted by Morocco, and the SADR’s claims that Morocco’s exploitation of Western Sahara’s natural resources violates international law, our interests could decrease in value or be lost. Any political instability, terrorism, changes in government, or escalation in hostilities involving the SADR, Morocco or neighboring states could adversely affect our operations and assets. In addition, Morocco has recently experienced political and social disturbances that could affect its legal and administrative institutions. A change in U.S. foreign policy or the policies of other countries regarding Western Sahara could also adversely affect our operations and assets. We are not insured against political or terrorism risks because management deems the premium costs of such insurance to be currently prohibitively expensive relative to the limited coverage provided thereby.

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

On March 2, 2015, Côte D’Ivoire applied to the ITLOS for a provisional measures order suspending activities in the disputed area in which the TEN fields is located until the substantive case concerning the border dispute is adjudicated. More specifically, the provisional measures application asked that Ghana be ordered to: (i) suspend all ongoing exploration and exploitation operations in the disputed area, (ii) refrain from granting any authorizations for new exploration and exploitation in the disputed area, (iii) not use any data acquired in the disputed area in any way that would be detrimental to Côte d’Ivoire, and (iv) take any necessary action for the preservation of the continental shelf, its water, and its underground in the disputed area.

In late April 2015, the Special Chamber of ITLOS issued its order in response to Côte d’Ivoire’s provisional measures application. In its order, ITLOS rejected Côte d’Ivoire’s requests that Ghana suspend its ongoing exploration and development operations in the disputed area but ordered Ghana to: (i) take all necessary steps to ensure that no new drilling either by Ghana or any entity or person under its control takes place in the disputed area; (ii) take all necessary steps to prevent information resulting from past, ongoing or future exploration activities conducted by Ghana, or with its authorization, in the disputed area that is not already in the public domain from being used in any way whatsoever to the detriment of Cote d’Ivoire; (iii) carry out strict and continuous monitoring of all activities undertaken by Ghana or with its authorization in the disputed area with a view to ensuring the prevention of serious harm to the marine environment; (iv) take all necessary steps to prevent serious harm to the marine environment, including the continental shelf and its superjacent waters, in the disputed area and shall cooperate to that end; and (v) pursue cooperation with Côte d’Ivoire and refrain from any unilateral action that might lead to aggravating the dispute. On June 11, 2015, the Ghana Attorney General issued a letter to the DT Operator, which confirmed the DT Block partners may (i) continue to drill wells that had been started but not completed prior to the ITLOS order and (ii) carry out completion work on wells that have already been drilled.  The TEN fields achieved first oil in the third quarter of 2016.  With respect to the Wawa Discovery, in April 2016 the Ghana Ministry of Energy approved our request to enlarge the TEN fields and production area subject to continued subsurface and development concept evaluation, along with the requirement to integrate the Wawa Discovery into the TEN PoD. Any future drilling activities for the Wawa Discovery would be subject to resolution of the ITLOS order.

We do not know if the maritime boundary dispute will change our and our block partners’ rights to undertake further development and production from within our discoveries within such areas. In the event that the ITLOS proceedings result in an unfavorable outcome for Ghana, our operations within such areas could be materially impacted.

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

For example, Ghana’s Parliament has enacted the Petroleum Revenue Management Act and the 2016 Ghanaian Petroleum Law. There can be no assurance that these laws will not seek to retroactively, either on their face or as interpreted, modify the terms of the agreements governing our license interests in Ghana, including the WCTP and DT petroleum contracts and the UUOA, require governmental approval for transactions that effect a direct or indirect change of control of our license interests or otherwise affect our current and future operations in Ghana. Any such changes may have a material adverse effect on our business. We also cannot assure you that government approval will not be needed for direct or indirect transfers of our petroleum agreements or interests thereunder based on existing legislation. See “Item 1. Business—Other Regulation of the Oil and Gas Industry—Ghana.”

We are subject to numerous environmental, health and safety laws and regulations which may result in material liabilities and costs.

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

We, as an interest owner or as the designated operator of certain of our past, current and future interests, discoveries and prospects, could be held liable for some or all environmental, health and safety costs and liabilities arising out of our actions and omissions as well as those of our block partners, third‑party contractors, predecessors or other operators. To the extent we do not address these costs and liabilities or if we do not otherwise satisfy our obligations, our operations could be suspended or terminated. We have contracted with and intend to continue to hire third parties to perform services related to our operations. There is a risk that we may contract with third parties with unsatisfactory environmental, health or safety records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, we could be held liable for all costs and liabilities arising out of their acts or omissions, which could have a material adverse effect on our results of operations and financial condition.

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

In addition, we expect continued and increasing attention to climate change issues and emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion).  For example, in April 2016, 195 nations, including Ghana, Mauritania, Morocco, Sao Tome and Principe, Senegal, Suriname and the U.S., signed and officially entered into an international climate change accord (the “Paris Agreement”).  The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is in effect a successor to the Kyoto Protocol, an international treaty aimed at reducing emissions of GHGs, to which various countries and regions, including Ghana, Mauritania, Morocco, Sao Tome and Principe, Senegal and Suriname, are parties. The Kyoto Protocol has been extended by amendment until 2020. It cannot be determined at this time what effect the Paris Agreement, and any related GHG emissions targets, regulations or other requirements, will have on our business, results of operations and financial condition. It also cannot be determined whether there may be changes to these international agreements as a result of the new Trump administration, which regulatory uncertainty could result in a disruption to our business or operations. The physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including through increased severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process‑related services provided by our third‑party contractors.

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

Activism worldwide may increase if the Trump administration in the U.S. is perceived to be following, or actually follows, through on President Trump’s campaign commitments to promote increased fossil fuel exploration and production in the U.S. Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act and other anti‑corruption laws, and any determination that we violated the U.S. Foreign Corrupt Practices Act or other such laws could have a material adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials and political parties for the purpose of obtaining or retaining business or otherwise securing an improper business advantage. In addition, the United Kingdom has enacted the Bribery Act of 2010, and we may be subject to that legislation under certain circumstances. We do business and may do additional business in the future in countries and regions in which we may face, directly or indirectly, corrupt demands by officials. We face the risk of unauthorized payments or offers of payments by one of our employees, contractors or consultants. Our existing safeguards and any future improvements may prove to be less than effective in preventing such unauthorized payments, and our employees and consultants may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest in (for example, by way of acquiring equity interests in, participating as a joint venture partner with, acquiring the assets of, or entering into certain commercial transactions with) or that we acquire.

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

At December 31, 2016, we had $850.0 million outstanding and $616.9 million of committed undrawn capacity under our commercial debt facility, subject to borrowing base availability. As of December 31, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability was $400.0 million. As of December 31, 2016, there were 9 outstanding letters of credit totaling $72.8 million under the letter of credit facility agreement and $525.0 million principal amount of Senior Notes outstanding. We also currently have, and may in the future incur, significant off balance sheet obligations. In the future, we may incur significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.

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

An epidemic of the Ebola virus disease occurred in parts of West Africa in 2014 and continued through 2015. A substantial number of deaths were reported by the World Health Organization (“WHO”) in West Africa, and the WHO declared it a global health emergency. It is impossible to predict the effect and potential spread of new outbreaks of the Ebola virus in West Africa and surrounding areas. Should another Ebola virus outbreak occur, including to the countries in which we operate, or not be satisfactorily contained, our exploration, development and production plans for our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations. Our operations require contractors and personnel to travel to and from Africa as well as the unhindered transportation of equipment and oil and gas production (in the case of our producing fields). Such operations also rely on infrastructure, contractors and personnel in Africa. If travel bans are implemented or extended to the countries in which we operate, including Ghana, or contractors or personnel refuse to travel there, we could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which could have a material adverse effect on our business, results of operations, and future cash flow. In addition, should an Ebola virus outbreak spread to Ghana, access to the FPSO operating at the Jubilee Field could be restricted and/or terminated. The FPSO is potentially able to operate for a short period of time without access to the mainland, but if restrictions extended for a longer period we and the operator of the Jubilee Field would likely be required to cease production and other operations until such restrictions were lifted.

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

Our two largest shareholders collectively own approximately 48% of our issued and outstanding common shares as of February 1, 2017. Consequently, these shareholders have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

In June 2016, Kosmos Energy Ghana HC filed a Request for Arbitration with the International Chamber of Commerce against Tullow Ghana Limited in connection with a dispute arising under the DT Joint Operating Agreement. At dispute is Kosmos Energy Ghana HC’s responsibility for expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives were concluded. Tullow has charged such expenditures to the DT joint account. Kosmos disputes that these expenditures are chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Trading Summary

Our common shares are traded on the NYSE under the symbol KOS. The following table shows the quarterly high and low sale prices of our common shares.

	2016		2015
	High	Low	High	Low
First Quarter	$6.41	$3.17	$9.32	$7.58
Second Quarter	6.79	4.63	10.03	7.94
Third Quarter	6.63	5.16	8.44	5.34
Fourth Quarter	7.14	4.39	8.00	4.62

As of February 21, 2017, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common shares was 107. On February 21, 2017, the last reported sale price of Kosmos’ common shares, as reported on the NYSE, was $6.09 per share.

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

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued shares of restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutory tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares purchased during fiscal year 2016 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
	(In thousands)
January 1, 2016—January 31, 2016	79	$5.20
February 1, 2016—February 29, 2016	14	4.32
March 1, 2016—March 31, 2016	4	4.92
April 1, 2016—April 30, 2016	9	5.56
May 1, 2016—May 31, 2016	5	6.48
June 1, 2016—June 30, 2016	17	5.60
July 1, 2016—July 31, 2016	—	—
August 1, 2016—August 31, 2016	—	—
September 1, 2016—September 30, 2016	—	—
October 1, 2016—October 31, 2016	—	—
November 1, 2016—November 30, 2016	—	—
December 1, 2016—December 31, 2016	—	—
Total	128	5.22

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

The following graph illustrates changes over the five-year period ended December 31, 2016, in cumulative total stockholder return on our common shares as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends).

	December 31,
	2011	2012	2013	2014	2015	2016
Kosmos Energy Ltd. (KOS)	$100.00	$68.61	$62.11	$46.61	$28.89	$38.94
S&P 500 (SPX)	100.00	109.36	143.24	161.77	163.86	186.29
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	78.53	99.03	71.71	40.71	97.13

Item 6.  Selected Financial Data

The following selected consolidated financial information set forth below as of and for the five years ended, December 31, 2016, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Information:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenue	$310,377	$446,696	$855,877	$851,212	$667,951
Gain on sale of assets	—	24,651	23,769	—	—
Other income	74,978	209	3,092	941	3,150
Total revenues and other income	385,355	471,556	882,738	852,153	671,101
Costs and expenses:
Oil and gas production	119,367	105,336	100,122	96,791	95,109
Facilities insurance modifications	14,961	—	—	—	—
Exploration expenses	202,280	156,203	93,519	230,314	100,652
General and administrative	87,623	136,809	135,231	158,421	157,087
Depletion and depreciation	140,404	155,966	198,080	222,544	185,707
Interest and other financing costs, net	44,147	37,209	45,548	47,590	65,425
Derivatives, net	48,021	(210,649)	(281,853)	17,027	31,490
Restructuring charges	—	—	11,742	—	—
Other expenses, net	23,116	5,246	2,081	3,512	1,475
Total costs and expenses	679,919	386,120	304,470	776,199	636,945
Income (loss) before income taxes	(294,564)	85,436	578,268	75,954	34,156
Income tax expense (benefit)	(10,784)	155,272	298,898	166,998	101,184
Net income (loss)	$(283,780)	$(69,836)	$279,370	$(91,044)	$(67,028)

Net income (loss) per share:
Basic	$(0.74)	$(0.18)	$0.73	$(0.24)	$(0.18)
Diluted	$(0.74)	$(0.18)	$0.72	$(0.24)	$(0.18)

Weighted average number of shares used to compute net per share:
Basic	385,402	382,610	379,195	376,819	371,847
Diluted	385,402	382,610	386,119	376,819	371,847

Consolidated Balance Sheets Information:

	December 31,
	2016	2015(1)(2)	2014(1)	2013(1)	2012(1)
	(In thousands)
Cash and cash equivalents	$194,057	$275,004	$554,831	$598,108	$515,164
Total current assets	475,187	734,148	1,010,476	734,961	750,118
Total property and equipment, net	2,708,892	2,322,839	1,784,846	1,522,962	1,525,762
Total other assets	157,386	146,063	131,537	53,742	48,021
Total assets	3,341,465	3,203,050	2,926,859	2,311,665	2,323,901
Total current liabilities	370,025	456,741	448,771	219,324	190,253
Total long-term liabilities	1,890,241	1,420,796	1,139,129	1,100,006	1,104,742
Total shareholders’ equity	1,081,199	1,325,513	1,338,959	992,335	1,028,906
Total liabilities and shareholders’ equity	3,341,465	3,203,050	2,926,859	2,311,665	2,323,901

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

Consolidated Statements of Cash Flows Information:

	December 31,
	2016	2015(1)	2014(1)	2013(1)	2012(1)
	(In thousands)
Net cash provided by (used in):
Operating activities	$52,077	$440,779	$443,586	$522,404	$371,530
Investing activities	(537,763)	(796,433)	(368,603)	(322,383)	(378,984)
Financing activities	448,019	79,634	(139,184)	(115,327)	(126,796)
(1)

Effective December 31, 2016, the Company adopted new guidance on the presentation of restricted cash. This guidance was adopted retrospectively and all prior periods have been adjusted to reflect this change in accounting principle.

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

Overview

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana, large discoveries and significant further hydrocarbon exploration potential offshore Mauritania and Senegal, as well as exploration licenses with significant hydrocarbon potential offshore Sao Tome and Principe, Suriname, Morocco and Western Sahara.

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

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

In February 2017, we exercised an option to increase the size of the LC Facility to $125.0 million to facilitate the issuance of additional letters of credit.

Rig Agreement

In January 2017, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., exercised its right under the amended Atwood Achiever rig agreement with Atwood Oceanics, Inc. to exercise its option to cancel the fourth year and revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. KEV is required to make a rate recovery payment of approximately $48.1 million based on this election.

Ghana

Jubilee

In February 2016, the Jubilee Field operator identified an issue with the turret bearing of the FPSO Kwame Nkrumah. This necessitated the FPSO to be shut down for an extended period beginning in March with production resuming in early May. This resulted in the need to implement new operating and offloading procedures, including the use of tug boats for heading control and a dynamically positioned (“DP”) shuttle tanker and storage vessel for offloading. These new operating procedures were successfully implemented in April 2016 and are working effectively as evidenced by the fact that 81 parcels have been offloaded from the FPSO since implementation through December 31, 2016. Oil production from the Jubilee Field averaged approximately 73,700 barrels (gross) of oil per day during 2016.

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility, with offloading through a new deepwater Catenary Anchor Leg Mooring (“CALM”) buoy. The partners are now working with the Government of Ghana to amend the field operating philosophy for this field remediation solution. The Jubilee turret remediation work is progressing as planned and the FPSO spread-mooring on its current heading is expected to be completed by March 2017. This will allow the tug boats previously required to hold the vessel on a fixed heading to be removed, significantly reducing the complexity of the current operation. The next phase of the remediation work involves modifications to the turret for long-term spread-moored operations. At present, the partnership is evaluating options to select the optimal long-term orientation and to determine if a rotation of the FPSO is necessary. This evaluation is ongoing amongst the partnership and the Government of Ghana, and final decisions and approvals are expected in the first half of 2017. A facility shutdown of up to 12 weeks may be required during 2017. However, significant efforts are ongoing within the partnership to reduce the duration of the shutdown.

A deepwater CALM buoy, anticipated to be installed in 2018, is intended to restore full offloading functionality and remove the need for the DP shuttle and storage tankers and associated operating costs. Market inquiries are currently ongoing to estimate the cost and schedule for the fabrication and installation of this buoy. This phase of work also requires approval of both the Government of Ghana and the Jubilee Unit partners.

The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is being mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Both LOPI and H&M insurance coverages have been confirmed by our insurers and payments are being received. The costs and reimbursements related to the turret bearing issue appear on the income statement as follows: LOPI proceeds are included as other income in the revenue section, increased operating costs and reimbursement of the same are included as oil and gas production in the costs and expenses section, and costs to convert the FPSO to a permanently spread moored facility and associated insurance reimbursements will show up as facilities insurance modifications in the costs and expenses section. Our LOPI coverage for this incident ends in May 2017.

Tweneboa, Enyenra and Ntomme (“TEN”)

The TEN FPSO, Prof. John Evans Atta Mills, sailed from Singapore in January 2016 and arrived in Ghanaian waters in March 2016. The 11 development wells in the initial phase of drilling were completed as of October 2016. Hook-up of the FPSO and connecting the pre-drilled wells to the vessel via the subsea infrastructure was completed in 2016. The TEN fields delivered first oil in August 2016 and averaged 14,500 Bopd in 2016. In early January 2017, the capacity of the FPSO was successfully tested at an average rate of 80,000 Bopd during a short-term flow test. However, due to certain issues with managing pressures in the Enyenra reservoir and because no new wells can be drilled until after the previously disclosed ITLOS ruling expected later in 2017, the operator has elected to manage the existing wells in a prudent manner to optimize long-term recovery over the lifetime of the field. Work continues among the project partners to consider ways to increase production. This reservoir management is not expected to negatively impact the ultimate field recovery.

Other

In June 2016, Kosmos Energy Ghana HC filed a Request for Arbitration with the International Chamber of Commerce against Tullow Ghana Limited in connection with a dispute arising under the DT Joint Operating Agreement. At dispute is Kosmos Energy Ghana HC’s responsibility for expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives concluded. Tullow has charged such expenditures to the DT joint account. Kosmos disputes that these expenditures are properly chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement.

Mauritania and Senegal Partnership with BP

In December 2016, we announced a partnership with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. We believe BP is the optimal partner to advance the gas developments in these blocks and to move forward a multi-well exploration program to fully exploit the hydrocarbon potential of the basin and test its liquids potential, currently scheduled to commence in the second quarter of 2017. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited, our controlled affiliate company which holds a 65% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal. The participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. In consideration for these transactions, Kosmos will receive $162 million in cash up front, $221 million exploration and appraisal carry, up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices.

Greater Tortue Discovery

In January 2016, we announced the Guembeul-1 exploration well, located in the northern part of the Saint Louis Offshore Profond license area in Senegal, made a significant gas discovery. Located approximately three miles south of the Tortue-1 exploration well in Mauritania in approximately 8,850 feet of water, the Guembeul-1exploration well was drilled to a total depth of 17,200 feet. The well encountered 101 meters (331 feet) of net gas pay in two excellent quality reservoirs, including 56 meters (184 feet) in the Lower Cenomanian and 45 meters (148 feet) in the underlying Albian, with no water encountered.

In March 2016, we announced the Ahmeyim-2 appraisal well, located in Block C8 offshore Mauritania, approximately three miles northwest, and 200 meters down-dip of the basin-opening Tortue-1 discovery well in approximately 9,200 feet of water,  was drilled to a total depth of 16,700 meters. The well confirmed significant thickening of the gross reservoir sequences down-structure. The Ahmeyim-2 well encountered 78 meters (256 feet) of net gas pay in two excellent quality reservoirs, including 46 meters (151 feet) in the Lower Cenomanian and 32 meters (105 feet) in the underlying Albian.

We have now drilled three wells on the Greater Tortue discovery. The Guembeul-1 and Ahmeyim-2 successfully delineated the Ahmeyim and Guembeul gas discoveries and demonstrated reservoir continuity, as well as static pressure communication between the three wells drilled within the Lower Cenomanian reservoir.

Mauritania

In June 2016, we received approval from the Ministry of Petroleum, Energy and Mines for our application to enter the second phase of the exploration period for blocks C8, C12 and C13. In conjunction with our entry into the second phase of the exploration period, we relinquished 25% of the surface area of each block. The second phase of the exploration period carries a 3D seismic requirement of 1,000 square kilometers and a one well drilling obligation for Block C13 and a one well drilling obligation for Block C12. We completed the 3D seismic obligation as well as the drilling obligation for Block C8 and the 3D seismic obligation for Block C12 during the first exploration period.

In October 2016, we entered into a petroleum contract covering Block C6 with the Islamic Republic of Mauritania.  Block C6 currently comprises approximately 1.1 million acres (4,300 square kilometers), with a first exploration period of four years from the effective date (October 28, 2016). The first exploration phase includes a 2,000 square kilometer 3D seismic requirement.

We are in the process of completing a multi-block 3D seismic survey offshore Mauritania covering approximately 5,500 square kilometers over Blocks C6, C8, C12 and C13.

Senegal

In February 2016, we completed a 3D seismic survey of approximately 4,500 square kilometers in the western portions of the Cayar Offshore Profond and Saint Louis Offshore Profond license areas.

The second exploration well offshore Senegal, Teranga-1, located in the Cayar Offshore Profond block approximately 40 miles northwest of Dakar in nearly 5,900 feet of water was drilled to a total depth of 15,900 feet. The well encountered 31 meters (102 feet) of net gas pay in good quality reservoir in the Lower Cenomanian objective. Well results confirm that a prolific inboard gas fairway extends approximately 125 miles from the Marsouin-1 well in Mauritania through the Greater Tortue area on the maritime boundary to the Teranga-1 well in Senegal.

Suriname

In April 2016, we closed a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess acquired a one-third non-operated interest in Block 42 from both Chevron Corporation (“Chevron”) and Kosmos. As part of the agreement, Hess is funding the cost of a 6,500 square kilometer 3D seismic survey, subject to an agreed maximum limit, inclusive of Hess’ share, which is expected to be completed in the first quarter of 2017. Additionally, Hess will disproportionately fund a portion of the first exploration well in the Block 42 contract area, subject to an agreed maximum limit, inclusive of Hess’ share, contingent upon the partnership entering the next phase of the exploration period. The new participating interests are one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos remains the operator.

In April 2016, we received an extension of Phase 1 of the Exploration Period for Block 45 offshore Suriname which now expires in September 2018. We have recently acquired an additional 340 square kilometers of 3D seismic.

In January 2017, we completed a 3D seismic survey of approximately 6,500 square kilometers over Block 42 and Block 45 offshore Suriname.

Sao Tome and Principe

In January and February 2016, we closed farm-in agreements with Equator, an affiliate of Oando, for Block 5 and Block 12, respectively, offshore Sao Tome and Principe, and whereby we acquired a 65% participating interest and operatorship in each block, effective as of February and March 2016, respectively. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Príncipe (“ANP STP”), has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively.

In December 2016, we received approval for a two-year extension of Phase 1 for Block 5 offshore Sao Tome and Principe, which now expires in May 2019. Additionally, during the same month we assigned a 20% participating interest to Galp in each of Blocks 5, 11 and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp will pay a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey expected to begin in the first quarter of 2017.

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

In September 2016, we entered into an agreement by which BP agreed to pay Kosmos $30 million in lieu of fulfilling their obligation to fund an exploration well and assigned its 45% participating interest in the Essaouira Offshore Block back to us, and the Moroccan government issued joint ministerial orders approving the assignment in October 2016, making it effective.   During the same month, we received an extension of the first Extension Period of exploration for the Essaouira Offshore petroleum contract, which now expires in November 2018. This extension included the modification of the minimum work program to replace an exploration well with acquisition and PSTM processing of 3,000 square-kilometers of 3D seismic and a seabed sampling survey for geochemical and heat flow analysis. The $30 million received from BP in January 2017 will be utilized to fund the modified work program.

The petroleum contracts for Tarhazoute Offshore and Foum Assaka Offshore expired in June 2016 and July 2016, respectively.

Portugal

In January 2017, we provided to our co-venturers a notice of withdrawal from the Ameijoa, Camarao, Mexilhao and Ostra Blocks offshore Portugal.

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the years ended December 31, 2016, 2015 and 2014 are included in the following table:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per barrel data)
Sales volumes:
MBbl	6,756	8,538	8,728

Revenues:
Oil sales	$310,377	$446,696	$855,877
Average sales price per Bbl	45.94	52.32	98.06

Costs:
Oil production, excluding workovers	$119,758	$92,994	$79,648
Oil production, workovers	(391)	12,342	20,474
Total oil production costs	$119,367	$105,336	$100,122

Depletion and depreciation	$140,404	$155,966	$198,080

Average cost per Bbl:
Oil production, excluding workovers	$17.73	$10.89	$9.13
Oil production, workovers	(0.06)	1.45	2.35
Total oil production costs	17.67	12.34	11.48

Depletion and depreciation	20.78	18.27	22.69
Oil production cost and depletion costs	$38.45	$30.61	$34.17

The discussion of the results of operations and the period‑to‑period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Year Ended December 31, 2016 vs. 2015

	Years Ended
	December 31,		Increase
	2016	2015	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$310,377	$446,696	$(136,319)
Gain on sale of assets	—	24,651	(24,651)
Other income	74,978	209	74,769
Total revenues and other income	385,355	471,556	(86,201)
Costs and expenses:
Oil and gas production	119,367	105,336	14,031
Facilities insurance modifications	14,961	—	14,961
Exploration expenses	202,280	156,203	46,077
General and administrative	87,623	136,809	(49,186)
Depletion and depreciation	140,404	155,966	(15,562)
Interest and other financing costs, net	44,147	37,209	6,938
Derivatives, net	48,021	(210,649)	258,670
Other expenses, net	23,116	5,246	17,870
Total costs and expenses	679,919	386,120	293,799
Income (loss) before income taxes	(294,564)	85,436	(380,000)
Income tax expense (benefit)	(10,784)	155,272	(166,056)
Net loss	$(283,780)	$(69,836)	$(213,944)

Oil and gas revenue. Oil and gas revenue decreased by $136.3 million as a result of seven cargos sold during the year ended December 31, 2016 as compared to nine cargos during the year ended December 31, 2015, and as a result of a lower realized price per barrel. We lifted and sold 6,756 MBbl at an average realized price per barrel of $45.94 in 2016 and 8,538 MBbl at an average realized price per barrel of $52.32 in 2015.

Gain on sale of assets. During the year ended December 31, 2015, we closed a farm-out agreement with Chevron. As part of the transaction, we received proceeds in excess of our book basis, resulting in a gain of $24.7 million.

Other income. During the year ended December 31, 2016, we recognized $74.8 million of LOPI proceeds related to the turret bearing issue on the Jubilee FPSO.

Oil and gas production.  Oil and gas production costs increased by $14.0 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The 2016 costs were impacted by increased costs associated with the new operating procedures related to the turret bearing issue while the 2015 costs were impacted by higher workover costs in the Jubilee Field.

Facilities insurance modifications. During the year ended December 31, 2016, we incurred $15.0 million of facilities modification costs associated with the long-term solution to convert the FPSO to a permanently spread moored facility which we expect to substantially recover from our insurance policy.

Exploration expenses. Exploration expenses increased by $46.1 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase is primarily a result of $107.7 million of stacked rig costs in 2016 and an increase of $31.5 million in seismic and geological and geophysical costs partially mitigated by $94.0 million of unsuccessful well costs in 2015 primarily for the Western Sahara CB-1 exploration well.

General and administrative. General and administrative costs decreased by $49.2 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease is primarily a result of a decrease in non-cash stock-based compensation and effective cost control.

Depletion and depreciation. Depletion and depreciation decreased $15.6 million during the year ended December 31, 2016, as compared with the year ended December 31, 2015, primarily as a result of depletion recognized related to the sale of seven cargos of oil during 2016, as compared to nine cargos during the prior year.

Interest and other financing costs, net. Interest expense increased by $6.9 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. Higher gross interest costs on a larger debt balance and a full year of interest in 2016 on the 2021 Senior Notes totaling $14.2 million were partially offset by $7.4 million of higher capitalized interest during the current year as compared to the prior year.

Derivatives, net. During the years ended December 31, 2016 and 2015, we recorded a loss of $48.0 million and a gain of $210.6 million, respectively, on our outstanding hedge positions. The loss recorded in 2016 was a result of increases in the forward oil price curve and the gain recorded in 2015 was a result of decreases in the forward oil price curve.

Other expenses, net. Other expenses, net increased by $17.9 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily as a result of a $14.9 million inventory write off and $11.3 million in disputed charges and related costs offset by $4.0 million of insurance proceeds related to the damaged riser.

Income tax expense (benefit). The Company’s effective tax rates for the years ended December 31, 2016 and 2015 were a tax benefit of 4% and a tax expense of 182%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. The effective tax rate in Ghana is impacted by non-deductible expenditures associated with the damage to the turret bearing which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Income tax expense decreased by $166.1 million during the year ended December 31, 2016, as compared with the year ended December 31, 2015, primarily as a result of lower revenue in Ghana.

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

Oil and gas revenue. Oil and gas revenue decreased by $409.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014, as a result of a significantly lower realized price per barrel and a slight decrease in sales volumes. We lifted and sold 8,538 MBbl at an average realized price per barrel of $52.32 in 2015 and 8,728 MBbl at an average realized price per barrel of $98.06 in 2014.

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

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margins. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt. In relation to cash flow generated from our operating activities, if we are unable to continuously export associated natural gas in large quantities, which causes potential production restraints in the Jubilee Field, then the Company’s cash flows from operations will be adversely affected. We have also experienced mechanical issues, including failures of our water injection facilities and gas compressor on the Jubilee FPSO, as well as the current turret bearing issue. This equipment downtime negatively impacted oil production and we are in the process of repairing the current mechanical issues and implementing a long-term solution for the turret issue.

While we are presently in a strong financial position, a future decline in oil prices, if prolonged, could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. It could also impact the borrowing base available under the Facility or the related debt covenants. Commodity prices are volatile and future prices cannot be accurately predicted. We maintain a hedging program to partially mitigate the price volatility. Our investment decisions are based on longer‑term commodity prices based on the long‑term nature of our projects and development plans. Current commodity prices, our hedging program and our current liquidity position support our capital program for 2017.

As such, our 2017 capital budget is based on our development plans for Ghana and our exploration and appraisal program for 2017.

Our future financial condition and liquidity can be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil and gas, our ability to secure and maintain partners and their alignment with respect to capital plans, the actual cost of exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014

	Years Ended
	December 31,
	2016	2015	2014
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$52,077	$440,779	$443,586
Net proceeds from issuance of senior secured notes	—	206,774	294,000
Borrowings under long-term debt	450,000	100,000	—
Proceeds on sale of assets	210	28,692	58,315
	502,287	776,245	795,901
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	535,975	823,642	424,535
Other property	1,998	1,483	2,383
Payments on long-term debt	—	200,000	400,000
Purchase of treasury stock	1,981	18,110	11,096
Deferred financing costs	—	9,030	22,088
	539,954	1,052,265	860,102
Decrease in cash, cash equivalents and restricted cash	$(37,667)	$(276,020)	$(64,201)

Net cash provided by operating activities.  Net cash provided by operating activities in 2016 was $52.1 million compared with net cash provided by operating activities of $440.8 million in 2015 and $443.6 million in 2014, respectively. The decrease in cash provided by operating activities in the year ended December 31, 2016 when compared to the same period in 2015 was primarily a result of a decrease in results from operations driven by lower barrels sold related to the turret bearing issue and lower realized revenue per barrel sold. The decrease in cash provided by operating activities in 2015 when compared to 2014 was primarily as a result of a decrease in results from operations driven by lower realized revenue per barrel sold mitigated by a positive change in working capital items.

The following table presents our liquidity and financial position as of December 31, 2016:

December 31, 2016
(In thousands)
Cash and cash equivalents	$194,057
Restricted cash	79,138
Senior Notes at par	525,000
Drawings under the Facility	850,000
Net debt	$1,101,805

Availability under the Facility	$616,900
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,210,957

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	fund asset integrity projects at Jubilee;
•	execute exploration and appraisal activities in our Senegal and Mauritania license areas; and
•	acquire and analyze seismic, perform new ventures and manage our rig activities.

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

2017 Capital Program

We estimate we will spend approximately $175 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2017. This capital expenditure budget consists of:

•	approximately $75 million for developmental related expenditures offshore Ghana, largely focused on Jubilee asset integrity; and
•	approximately $100 million related to seismic acquisition and new ventures.

In addition, we expect to receive approximately $200 million from BP related to our Mauritania and Senegal transactions, which we believe will be offset with approximately $200 million of rig costs incurred with the termination and subsidy of the Atwood Achiever drilling rig.

This positions us to achieve our objectives and invest counter-cyclically while maintaining a strong balance sheet. The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our drilling results among other factors. We plan to resume our previously suspended drilling program during the second quarter of 2017. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil and the prices we receive from the sale of oil, our ability to effectively hedge future production volumes, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploration, appraisal and development of our oil and natural gas assets.

Significant Sources of Capital

Facility

In March 2014, we amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was increased from the March 2016 redetermination to $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt for the year ended December 31, 2014. As of December 31, 2016, we have $30.3 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

As of December 31, 2016, borrowings under the Facility totaled $850.0 million and the undrawn availability under the Facility was $616.9 million.

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

The Facility provides a revolving‑credit and letter of credit facility. The availability period for the revolving‑credit facility, as amended in March 2014 expires on March 31, 2018; however the Facility has a revolving‑credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit sublimit expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of December 31, 2016, we had no letters of credit issued under the Facility.

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

We were in compliance with the financial covenants contained in the Facility as of September 30, 2016 (the most recent assessment date), which requires the maintenance of:

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

As of December 31, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.

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

We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2016 (the most recent assessment date), which requires the maintenance of:

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

In July 2016, we amended and restated the LC Facility, extending the maturity date to July 2019. The LC Facility size remains at $75.0 million, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. Other amendments included increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2016, there were nine letters of credit totaling $72.8 million under the LC Facility. The LC Facility contains customary cross default provisions.

In February 2017, we exercised an option to increase the size of the LC Facility to $125 million to facilitate the issuance of additional letters of credit.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2016:

	Payments Due By Year(5)
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,375,000	$—	$—	$268,823	$395,166	$711,011	$—
Interest payments on long-term debt(2)	383,066	92,490	94,029	83,567	67,771	45,209	—
Operating leases(3)	11,171	4,190	3,820	3,161	—	—	—
Atwood Achiever drilling rig contract(4)	229,482	229,482	—	—	—	—	—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2016, there were no borrowings under the Corporate Revolver.

(2)

Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and interest on the Senior Notes.

(3)	Primarily relates to corporate office and foreign office leases.

(4)

In January 2017, KEV exercised its option to cancel the fourth year and revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. Commitments calculated using the original day rate of $0.6 million effective February 1, 2017, excluding applicable taxes. The commitments also include a $48.1 million rate recovery payment equal to the difference between the original day rate and the amended day rate.

(5)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts.

We currently have a commitment to drill two exploration wells in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells subject to their maximum $221 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. Additionally, in Sao Tome and Principe we have 2D and 3D seismic requirements of 1,200 square kilometers and 4,000 square kilometers, respectively, and we have 3D seismic requirements in Mauritania and Western Sahara of 3,000 square kilometers and 5,000 square kilometers, respectively.

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

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						December 31,
	2017	2018	2019	2020	2021	Thereafter	2016
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$525,000	$—	$(528,938)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	—%
Variable rate debt:
Facility(1)	$—	$—	$268,823	$395,166	$186,011	$—	$(850,000)
Weighted average interest rate(2)	4.21%	5.17%	5.68%	6.43%	6.79%	—%
Capped interest rate swaps:
Notional debt amount	$200,000	$200,000	$—	$—	$—	$—	$53
Cap	3.00%	3.00%	—	—	—	—
Average fixed rate payable(3)	1.23%	1.23%	—	—	—	—
Variable rate receivable(4)	0.97%	1.55%	—	—	—	—

(1)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of December 31, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2016, there were no borrowings under the Corporate Revolver.

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

Off‑Balance Sheet Arrangements

We may enter into off‑balance sheet arrangements and transactions that can give rise to material off‑balance sheet obligations. As of December 31, 2016, our material off‑balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

Revenue Recognition.  We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2016 and 2015, we had no oil and gas imbalances recorded in our consolidated financial statements.

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

Income Taxes.  We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2016 and 2015, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.

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

We believe the assumptions used in our undiscounted cash flow analysis to test for impairment are appropriate and result in a reasonable estimate of future cash flows. The undiscounted cash flows from the analysis exceeded the carrying amount of our long-lived assets. The most significant assumptions are the pricing and production estimates used in undiscounted cash flow analysis. Where unproved reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the evaluation. In order to evaluate the sensitivity of the assumptions, we assumed a hypothetical reduction in our production profile and lower pricing during the early years which still showed no impairment. If we experience further declines in oil pricing, increases in our estimated future expenditures or a decrease in our estimated production profile our long-lived assets could be at risk for impairment.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies” for a discussion of recent accounting pronouncements.

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

We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 8—Derivative Financial Instruments

and Note 9—Fair Value Measurements” for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2016:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2015	$237,641	$(496)	$237,145
Changes in contract fair value	(45,483)	(1,076)	(46,559)
Contract maturities	(190,520)	1,625	(188,895)
Fair value of contracts outstanding as of December 31, 2016	$1,638	$53	$1,691

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude. Dated Brent prices in 2016 ranged between $25.99 and $55.41.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2016:

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Deferred						Fair Value at
			Premium						December 31,
Term	Type of Contract	MBbl	Payable	Swap	Sold Put	Floor	Ceiling	Call	2016(2)
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00	$18,916
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—	10,903
January — December	Three-way collars	3,002	2.29	—	30.00	45.00	57.50	—	(17,579)
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—	(117)
2018:
January — December	Three-way collars	2,913	$0.74	$—	$41.57	$56.57	$65.90	$—	$(1,041)
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—	(7,701)
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—	$(1,712)

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.
(2)

Fair values are based on the average forward Dated Brent oil prices on December 31, 2016 which by year are: 2017—$57.71, 2018—$58.05 and 2019—$57.68. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on February 21, 2017 market quotes by year are: 2017—$56.21 2018—$55.51 and 2019—$54.66.

In February 2017, we entered into three-way collar contracts for 1.0 MMBbl from January 2018 through December 2018 with a floor price of $50.00 per barrel, a ceiling price of $62.00 per barrel and a purchased call price of $70.00 per barrel. The contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $2.32 per barrel.

At December 31, 2016, our open commodity derivative instruments were in a net asset position of $1.7 million. As of December 31, 2016, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $49.6 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $41.1 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At December 31, 2016, we had indebtedness outstanding under the Facility of $850.0 million, of which $650.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of December 31, 2016 was approximately 3.9%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.4 million in interest expense per year on the Facility. We paid commitment fees on the $616.9 million of undrawn availability and $33.1 million of unavailable commitments under the Facility and on the $400.0 million of undrawn availability under the Corporate Revolver during 2016, which are not subject to changes in interest rates.

As of December 31, 2016, the fair market value of our interest rate swaps was a net liability of approximately $52.9 thousand. If LIBOR increased by 10%, we estimate it would have a negligible impact on the fair market value of our interest rate swaps.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Kosmos Energy Ltd.

We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules included at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kosmos Energy Ltd. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the financial information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Kosmos Energy Ltd. adopted ASU 2016-09, Improvements to Employee Share-based Payment Accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Kosmos Energy Ltd.

We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kosmos Energy Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kosmos Energy Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kosmos Energy Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Kosmos Energy Ltd. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2017

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$194,057	$275,004
Restricted cash	24,506	28,533
Receivables:
Joint interest billings, net	63,249	67,200
Oil sales	54,195	35,950
Other	25,893	34,882
Inventories	74,380	85,173
Prepaid expenses and other	7,209	24,766
Derivatives	31,698	182,640
Total current assets	475,187	734,148

Property and equipment:
Oil and gas properties, net	2,700,889	2,314,226
Other property, net	8,003	8,613
Property and equipment, net	2,708,892	2,322,839

Other assets:
Restricted cash	54,632	7,325
Long-term receivables - joint interest billings	45,663	37,687
Deferred financing costs, net of accumulated amortization of $11,213 and $8,475 at December 31, 2016 and December 31, 2015, respectively	5,248	7,986
Long-term deferred tax assets	37,827	33,209
Derivatives	3,808	59,856
Other	10,208	—
Total assets	$3,341,465	$3,203,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$220,627	$295,689
Accrued liabilities	129,706	159,897
Derivatives	19,692	1,155
Total current liabilities	370,025	456,741

Long-term liabilities:
Long-term debt	1,321,874	860,878
Derivatives	14,123	4,196
Asset retirement obligations	63,574	43,938
Deferred tax liabilities	482,221	502,189
Other long-term liabilities	8,449	9,595
Total long-term liabilities	1,890,241	1,420,796

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 395,859,061 and 393,902,643 issued at December 31, 2016 and 2015, respectively	3,959	3,939
Additional paid-in capital	1,975,247	1,933,189
Accumulated deficit	(850,410)	(564,686)
Treasury stock, at cost, 9,101,395 and 8,812,054 shares at December 31, 2016 and 2015, respectively	(47,597)	(46,929)
Total shareholders’ equity	1,081,199	1,325,513
Total liabilities and shareholders’ equity	$3,341,465	$3,203,050

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues and other income:
Oil and gas revenue	$310,377	$446,696	$855,877
Gain on sale of assets	—	24,651	23,769
Other income	74,978	209	3,092

Total revenues and other income	385,355	471,556	882,738

Costs and expenses:
Oil and gas production	119,367	105,336	100,122
Facilities insurance modifications	14,961	—	—
Exploration expenses	202,280	156,203	93,519
General and administrative	87,623	136,809	135,231
Depletion and depreciation	140,404	155,966	198,080
Interest and other financing costs, net	44,147	37,209	45,548
Derivatives, net	48,021	(210,649)	(281,853)
Restructuring charges	—	—	11,742
Other expenses, net	23,116	5,246	2,081

Total costs and expenses	679,919	386,120	304,470

Income (loss) before income taxes	(294,564)	85,436	578,268
Income tax expense (benefit)	(10,784)	155,272	298,898

Net income (loss)	$(283,780)	$(69,836)	$279,370

Net income (loss) per share:
Basic	$(0.74)	$(0.18)	$0.73
Diluted	$(0.74)	$(0.18)	$0.72

Weighted average number of shares used to compute net income (loss) per share:
Basic	385,402	382,610	379,195
Diluted	385,402	382,610	386,119

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(283,780)	$(69,836)	$279,370
Other comprehensive loss:
Reclassification adjustments for derivative gains included in net income (loss)	—	(767)	(1,391)
Other comprehensive loss	—	(767)	(1,391)
Comprehensive income (loss)	$(283,780)	$(70,603)	$277,979

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2013	391,974	$3,920	$1,781,535	$(774,220)	$2,158	$(21,058)	$992,335
Equity-based compensation	—	—	79,741	—	—	—	79,741
Derivatives, net	—	—	—	—	(1,391)	—	(1,391)
Restricted stock awards and units	469	4	(4)	—	—	—	—
Restricted stock forfeitures	—	—	2	—	—	(2)	—
Purchase of treasury stock	—	—	(1,084)	—	—	(10,012)	(11,096)
Net income	—	—	—	279,370	—	—	279,370
Balance as of December 31, 2014	392,443	3,924	1,860,190	(494,850)	767	(31,072)	1,338,959
Equity-based compensation	—	—	75,267	—	—	—	75,267
Derivatives, net	—	—	—	—	(767)	—	(767)
Restricted stock awards and units	1,460	15	(15)	—	—	—	—
Restricted stock forfeitures	—	—	16	—	—	(16)	—
Purchase of treasury stock	—	—	(2,269)	—	—	(15,841)	(18,110)
Net loss	—	—	—	(69,836)	—	—	(69,836)
Balance as of December 31, 2015	393,903	3,939	1,933,189	(564,686)	—	(46,929)	$1,325,513
Equity-based compensation	—	—	43,391	(1,944)	—	—	41,447
Restricted stock awards and units	1,956	20	(20)	—	—	—	—
Restricted stock forfeitures	—	—	2	—	—	(2)	—
Purchase of treasury stock	—	—	(1,315)	—	—	(666)	(1,981)
Net loss	—	—	—	(283,780)	—	—	(283,780)
Balance as of December 31, 2016	395,859	$3,959	$1,975,247	$(850,410)	$—	$(47,597)	$1,081,199

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(283,780)	$(69,836)	$279,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	150,608	166,290	208,628
Deferred income taxes	(23,561)	110,786	216,409
Unsuccessful well costs	6,079	94,910	1,105
Change in fair value of derivatives	46,559	(210,957)	(271,298)
Cash settlements on derivatives, net (including $187.9 million, $225.5 million and $18.4 million on commodity hedges during 2016, 2015 and 2014	188,895	224,741	4,460
Equity-based compensation	40,084	75,057	79,541
Gain on sale of assets	—	(24,651)	(23,769)
Loss on extinguishment of debt	—	165	2,898
Other	13,355	7,875	(3,875)
Changes in assets and liabilities:
(Increase) decrease in receivables	(20,558)	2,209	(156,192)
Increase in inventories	(4,107)	(29,855)	(8,100)
Decrease in prepaid expenses and other	17,557	512	1,732
Increase (decrease) in accounts payable	(75,487)	111,289	90,228
Increase (decrease) in accrued liabilities	(3,567)	(17,756)	22,449
Net cash provided by operating activities	52,077	440,779	443,586

Investing activities
Oil and gas assets	(535,975)	(823,642)	(424,535)
Other property	(1,998)	(1,483)	(2,383)
Proceeds on sale of assets	210	28,692	58,315
Net cash used in investing activities	(537,763)	(796,433)	(368,603)

Financing activities
Borrowings under long-term debt	450,000	100,000	—
Payments on long-term debt	—	(200,000)	(400,000)
Net proceeds from issuance of senior secured notes	—	206,774	294,000
Purchase of treasury stock	(1,981)	(18,110)	(11,096)
Deferred financing costs	—	(9,030)	(22,088)
Net cash provided by (used in) financing activities	448,019	79,634	(139,184)

Net decrease in cash, cash equivalents and restricted cash	(37,667)	(276,020)	(64,201)
Cash, cash equivalents and restricted cash at beginning of period	310,862	586,882	651,083
Cash, cash equivalents and restricted cash at end of period	$273,195	$310,862	$586,882

Supplemental cash flow information
Cash paid for:
Interest	$27,860	$33,315	$23,182
Income taxes	$13,997	$35,857	$108,068

Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$9,814	$—	$—

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

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana, large discoveries and significant further hydrocarbon exploration potential offshore Mauritania and Senegal, as well as exploration licenses with significant hydrocarbon potential offshore Sao Tome and Principe, Suriname, Morocco and Western Sahara. Kosmos is listed on the New York Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long‑lived assets and all of our product sales are related to production located offshore Ghana.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no material impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows, except as disclosed related to the adoption of recent accounting pronouncements.

Cash, Cash Equivalents and Restricted Cash

	December 31,
	2016	2015	2014
	(In thousands)
Cash and cash equivalents	$194,057	$275,004	$554,831
Restricted cash - current	24,506	28,533	15,926
Restricted cash - long-term	54,632	7,325	16,125
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$273,195	$310,862	$586,882

Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six‑month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2016 and 2015, we had $24.5 million and $24.4 million, respectively, in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of December 31, 2016 and 2015, we had zero and $4.1 million, respectively, of short-term restricted cash and $54.6 million and $7.3 million, respectively, of long‑term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.

Receivables

Our receivables consist of joint interest billings, oil sales and other receivables. For our oil sales receivable, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of $0.6 million and zero in current joint interest billings receivables as of December 31, 2016 and 2015, respectively.

Inventories

Inventories consisted of $68.1 million and $84.4 million of materials and supplies and $6.3 million and $0.8 million of hydrocarbons as of December 31, 2016 and 2015, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded a write down of $14.9 million during the year ended December 31, 2016 for materials and supplies inventories as other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.

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

We believe the assumptions used in our undiscounted cash flow analysis to test for impairment are appropriate and result in a reasonable estimate of future cash flows. The undiscounted cash flows from the analysis exceeded the carrying amount of our long-lived assets. The most significant assumptions are the pricing and production estimates used in undiscounted cash flow analysis. Where unproved reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the evaluation. In order to evaluate the sensitivity of the assumptions, we assumed a hypothetical reduction in our production profile which still showed no impairment. If we experience declines in oil pricing, increases in our estimated future expenditures or a decrease in our estimated production profile our long-lived assets could be at risk for impairment.

Derivative Instruments and Hedging Activities

We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of three‑way collars, put options, call options and swaps. We also use interest rate derivative contracts to mitigate our exposure to interest rate fluctuations related to our long‑term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts. Therefore, from that date forward, the changes in the fair value of the instruments were recognized in earnings during the period of change. The effective portions of the discontinued hedges as of May 31, 2010, were included in accumulated other comprehensive income or loss (“AOCI”) in the equity section of the accompanying consolidated balance sheets, and were transferred to earnings when the hedged transactions settled. As of December 31, 2015 all instruments previously designated as hedges have settled and there is no balance remaining in AOCI. See Note 8—Derivative Financial Instruments.

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

Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2016 and 2015, we had no oil and gas imbalances recorded in our consolidated financial statements.

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

Equity‑based Compensation

For equity‑based compensation awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and restricted stock units and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards and restricted stock units with a combination of market and service vesting criteria. Forfeitures are recognized in the period in which they occur.

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

Recent Accounting Standards

Recently Adopted

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard requires prospective application upon adoption. The Company has elected to early adopt ASU 2015-11 during the first quarter of 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU 2016-09, “Improvements to Employee Share-based Payment Accounting” during the year using an effective date of January 1, 2016. The change in accounting for forfeitures associated with share-based payment transactions was adopted using the modified retrospective method and resulted in a $1.9 million increase to opening accumulated deficit, a $3.0 million increase to opening additional paid-in capital and a $1.1 million increase to opening long-term deferred tax assets in the consolidated balance sheets. The changes in accounting for the recognition of excess tax benefits and tax shortfalls were adopted prospectively.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies current GAAP or provides specific guidance on eight cash flow classification issues to reduce current and potential future diversity in practice. The Company has elected to early adopt this standard using the retrospective method as prescribed by the standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt this standard using the retrospective method as prescribed by the standard. The consolidated statements of cash flows have been reclassified to conform with the presentation required by ASU 2016-18, and the changes in restricted cash are now presented as part of the change in total cash, cash equivalents and restricted cash rather than as changes in investing activities as previously presented.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU 2014-09. As of December 31, 2016, the Company does not expect the adoption of this standard to have a material impact to our revenue recognition based on our existing contracts with customers.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The new leasing standard requires the modified retrospective adoption method. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires the company to recognize income tax consequences, if any, on intercompany asset transfers, other than inventory, when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.

3. Acquisitions and Divestitures

2016 Transactions

In January and February 2016, we closed farm-in agreements with Equator Exploration Limited (“Equator”), an affiliate of Oando Energy Resources, for Block 5 and Block 12 offshore Sao Tome and Principe. As a result of subsequent farm-outs we currently have a 45% participating interest and operatorship in each block. The national petroleum agency, ANP STP, has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively.

In April 2016, we closed a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess acquired a one-third non-operated interest in Block 42 from both Chevron and Kosmos. As part of the agreement, Hess is funding the cost of acquiring and processing a 6,500 square kilometer 3D seismic survey, subject to a maximum spend. Additionally, Hess will disproportionately fund a portion of the first exploration well in the Block 42 contract area, subject to a maximum spend, contingent upon the partnership entering the next phase of the exploration period. The new participating interests are one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos remains the operator. Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), Suriname’s national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan.

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

In September 2016, we entered into an agreement by which BP agreed to pay Kosmos $30 million in lieu of drilling an exploration well and assigned its 45% participating interest in the Essaouira Offshore Block back to us, and the Moroccan government issued joint ministerial orders approving the assignment in October 2016, making it effective. After giving effect to the assignment, our participating interest is 75% in the Essaouria Offshore block and we remain the operator. The $30 million payment was received from BP in January 2017.

In October 2016, we entered into a petroleum contract covering Block C6 with the Islamic Republic of Mauritania. As a result of a subsequent farm-out we have a 28% participating interest and provide technical exploration services to BP, the operator. The Mauritanian national oil company, Societe Mauritanienne des Hydrocarbures et de Patrimoine Minier (“SMHPM”), currently has a 10% carried participating interest during the exploration period. Block C6 currently comprises approximately 1.1 million acres (4,300 square kilometers), with a first exploration period of four years from the effective date (October 28, 2016). The first exploration phase includes a 2,000 square kilometer 3D seismic requirement.

In December 2016, Kosmos closed a farm-out agreement with a subsidiary of Galp Energia SGPS S.A. (“Galp”) to farm-out a 20% non-operated stake of the Company’s interest in Blocks 5, 11, and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp will pay a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey which began in the first quarter of 2017.

In December 2016, we announced a partnership with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited, our controlled affiliate company which holds a 65% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal. The participating interest gives effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. In consideration for these transactions, Kosmos will receive $162 million in cash up front, $221 million exploration and appraisal carry, up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. The effective date of these transactions is July 1, 2016, with BP paying interim costs from the effective date to the closing date.

2015 Transactions

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

In March 2015, we closed a farm‑out agreement with Chevron Corporation (“Chevron”) covering the C8, C12 and C13 petroleum contracts offshore Mauritania. As partial consideration for the farm-out, Chevron paid a disproportionate share of the costs of one exploration well, the Marsouin-1 exploration well, as well as its proportionate share of certain previously incurred exploration costs. The final allocation resulted in sales proceeds of $28.7 million, which exceeded our book basis in the assets, resulting in a $24.7 million gain on the transaction. As a further component of the consideration for the farm-out, Chevron was required to make an election by February 1, 2016, to either farm-in to the Tortue-1 exploration well by paying a disproportionate share of the costs incurred in drilling of the well or, alternatively elect to not farm-in to the Tortue-1 exploration well and pay a disproportionate share of the costs of a second contingent exploration or appraisal well in the contract areas, subject to maximum expenditure caps. Chevron failed to make this mandatory election by the required date. Consequently, pursuant to the terms of the farm-out agreement, Chevron has withdrawn from our Mauritania blocks. Chevron’s 30% non-operated participating interest was reassigned to us.

In September 2015, we notified the government of Ireland and our partners that we are withdrawing from all of our blocks offshore Ireland. These blocks were acquired during 2013.

In October 2015, we closed a sale and purchase agreement with ERHC Energy EEZ, LDA, whereby we acquired an 85% participating interest and operatorship in Block 11 offshore Sao Tome and Principe. The National Petroleum Agency, Agencia Nacional Do Petroleo De Sao Tome E Príncipe (“ANP STP”), has a 15% carried interest.

In November 2015, we closed a farm-in agreement with Galp Energia Sao Tome E Principe, Unipessoal, LDA (“Galp”), a wholly owned subsidiary of Petrogal, S.A. to acquire a 45% non-operated participating interest in Block 6 offshore Sao Tome and Principe.

2014 Transactions

In the first quarter of 2014, we closed three farm-out agreements with BP Exploration (Morocco) Limited, a wholly owned subsidiary of BP plc (“BP”), covering our three blocks in the Agadir Basin, offshore Morocco. The sales proceeds of the farm-outs were $56.9 million. The proceeds on the sale of the interests exceeded our book basis in the assets, resulting in a $23.8 million gain on the transaction. The petroleum agreements for Tarhazoute Offshore and Foum Assaka Offshore expired in June 2016 and July 2016, respectively.

In the first quarter of 2014, we closed a farm-out agreement with Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”), covering the Cap Boujdour Offshore block, offshore Western Sahara. Cairn paid $1.5 million for their share of costs incurred from the effective date of the farm-out agreement through the closing date, which was recorded as a reduction in our basis. The Cap Boujdour petroleum agreement expired in March 2016.

In August 2014, we entered into a farm-in agreement with Timis Corporation Limited (“Timis”), whereby we acquired a 60% participating interest and operatorship, covering the Cayar Offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal. As part of the agreement, we carried the full costs of a 3D seismic program. Additionally, we carried the full costs of the Guembeul-1 exploration well and will fund Timis’ share of the costs of a second contingent exploration well in either contract area, subject to a maximum gross cost per well of $120.0 million, should Kosmos elect to drill such well. In December 2016, we exercised our option to increase our equity to 65% in exchange for carrying the full cost of a third contingent exploration or appraisal well, subject to a maximum gross cost of $120.0 million.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of December 31, 2016 and 2015, the joint interest billing receivables due from GNPC for the TEN fields development costs were $44.0 million and $35.3 million, respectively, which were classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Oil and gas properties:
Proved properties	$1,385,331	$1,337,215
Unproved properties	919,056	593,510
Support equipment and facilities	1,386,448	1,241,943
Total oil and gas properties	3,690,835	3,172,668
Accumulated depletion	(989,946)	(858,442)
Oil and gas properties, net	2,700,889	2,314,226

Other property	37,186	34,807
Accumulated depreciation	(29,183)	(26,194)
Other property, net	8,003	8,613

Property and equipment, net	$2,708,892	$2,322,839

We recorded depletion expense of $131.5 million, $146.6 million and $188.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the years ended December 31, 2016, 2015 and 2014. The table excludes $2.4 million, $70.3 million and $1.1 million in costs that were capitalized and subsequently expensed during the same year for the years ended December 31, 2016, 2015 and 2014, respectively. During 2014, the exploratory well costs associated with the TEN fields were reclassified to proved property.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$426,881	$226,714	$376,166
Additions to capitalized exploratory well costs pending the determination of proved reserves	307,582	223,542	71,039
Reclassification due to determination of proved reserves	—	—	(220,491)
Capitalized exploratory well costs charged to expense	—	(23,375)	—
Ending balance	$734,463	$426,881	$226,714

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$279,809	$199,486	$16,814
Exploratory well costs capitalized for a period of one to two years	244,804	17,702	40,865
Exploratory well costs capitalized for a period of three to seven years	209,850	209,693	169,035
Ending balance	$734,463	$426,881	$226,714
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	3	5

As of December 31, 2016, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to Mahogany, Teak (formerly Teak‑1 and Teak‑2) and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all located offshore Ghana, the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border and the Marsouin discovery in Block C8 offshore Mauritania.

Mahogany and Teak Discoveries — In November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure. The expansion of the Jubilee Unit becomes effective upon approval by Ghana’s Ministry of Energy of the Greater Jubilee Full Field Development Plan (“GJFFDP”), which was submitted to the government of Ghana in December 2015. The GJFFDP encompasses future development of the Jubilee Field, in addition to future development of the Mahogany and Teak discoveries, which were declared commercial during 2015. We are currently in discussions with the government of Ghana concerning the GJFFDP. Upon approval of the GJFFDP by the Ministry of Energy, the Jubilee Unit will be expanded to include the Mahogany and Teak discoveries and revenues and expenses associated with these discoveries will be at the Jubilee Unit interests. The WCTP Block partners have agreed they will take the steps necessary to transfer operatorship of the remaining portions of the WCTP Block to Tullow after approval of the GJFFDP by Ghana’s Ministry of Energy.

Akasa Discovery — We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the discovery. If we determine the discovery to be commercial, a declaration of commerciality would be provided and a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP petroleum contract. The WCTP Block partners have agreed they will take the steps necessary to transfer operatorship of the remaining portions of the WCTP Block, including the Akasa Discovery, to Tullow after approval of the GJFFDP by Ghana’s Ministry of Energy.

Wawa Discovery — In February 2016, we requested the Ghana Ministry of Energy to approve the enlargement of the areal extent of the TEN fields and production area to capture the resource accumulation located in the Wawa Discovery Area for a potential future integrated development with the TEN fields. In April 2016, the Ghana Ministry of Energy approved our request to enlarge the TEN development and production area subject to continued subsurface and development concept evaluation, along with the requirement to integrate the Wawa Discovery into the TEN PoD.

Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells have been drilled. Following additional evaluation, a decision regarding commerciality will be made.

Marsouin Discovery — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality will be made.

7. Debt

	December 31,
	2016	2015
	(In thousands)
Outstanding debt principal balances:
Facility	$850,000	$400,000
Senior Notes	525,000	525,000
Total	1,375,000	925,000
Unamortized deferred financing costs and discounts(1)	(53,126)	(64,122)
Long-term debt	$1,321,874	$860,878

(1)

Includes $30.3 million and $37.5 million of unamortized deferred financing costs related to the Facility and $22.8 million and $26.6 million of unamortized deferred financing costs and discounts related to the Senior Notes as of December 31, 2016 and December 31, 2015, respectively.

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in March 2014, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and existing unamortized debt issuance costs attributable to those participants were expensed. As a result, we recorded a $2.9 million loss on the extinguishment of debt. As of December 31, 2016, we have $30.3 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility, including certain costs related to the amendment.

In September 2016, following the lender’s semi-annual redetermination, the borrowing base under our Facility was $1.467 billion (effective October 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

As of December 31, 2016, borrowings under the Facility totaled $850.0 million and the undrawn availability under the Facility was $616.9 million. Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into); LIBOR; and mandatory cost (if any, as defined in the Facility). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility. As part of the March 2014 amendment, the Facility’s estimated effective interest rate was changed and, accordingly, we adjusted our estimate of deferred interest previously recorded during prior years by $4.5 million, which was recorded as a reduction to interest expense for the year ended December 31, 2014.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving- credit facility, as amended in March 2014 expires on March 31, 2018, however the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of December 31, 2016, we had no letters of credit issued under the Facility.

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

We were in compliance with the financial covenants contained in the Facility as of the September 30, 2016 (the most recent assessment date).

Corporate Revolver

In November 2012, we secured a Corporate Revolver from a number of financial institutions which, as amended in June 2015, has an availability of $400.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of December 31, 2016, we have $5.2 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term, which as amended expires in November 2018. These deferred financing costs are included in the Other assets section of the consolidated balance sheet.

As of December 31, 2016, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.

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

In July 2016, we amended and restated the LC Facility, extending the maturity date to July 2019. The LC Facility size remains at $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. Other amendments include increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. We may voluntarily cancel any commitments available under the LC Facility at any time. As of December 31, 2016, there were nine outstanding letters of credit totaling $72.8 million under the LC Facility. The LC Facility contains customary cross default provisions.

In February 2017, we exercised an option to increase the size of the LC Facility to $125.0 million to facilitate the issuance of additional letters of credit.

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

At December 31, 2016, the estimated repayments of debt during the five years and thereafter are as follows:

	Payments Due by Year
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,375,000	$—	$—	$268,823	$395,166	$711,011	$—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2016. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2016, there were no borrowings under the Corporate Revolver.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest expense	$89,029	$74,897	$57,876
Amortization—deferred financing costs	10,204	10,324	10,548
Loss on extinguishment of debt	—	165	2,898
Capitalized interest	(59,803)	(52,392)	(20,577)
Deferred interest	(581)	1,770	(3,562)
Interest income	(1,954)	(844)	(529)
Other, net	7,252	3,289	(1,106)
Interest and other financing costs, net	$44,147	$37,209	$45,548

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of December 31, 2016. Volumes are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable	Swap	Sold Put	Floor	Ceiling	Call
2017:
January — December	Swap with puts/calls	2,000	$2.13	$72.50	$55.00	$—	$—	$90.00
January — December	Swap with puts	2,000	—	64.95	50.00	—	—	—
January — December	Three-way collars	3,002	2.29	—	30.00	45.00	57.50	—
January — December	Sold calls(1)	2,000	—	—	—	—	85.00	—
2018:
January — December	Three-way collars	2,913	$0.74	$—	$41.57	$56.57	$65.90	$—
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In February 2017, we entered into three-way collar contracts for 1.0 MMBbl from January 2018 through December 2018 with a floor price of $50.00 per barrel, a ceiling price of $62.00 per barrel and a purchased call price of $70.00 per barrel. The contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $2.32 per barrel.

Interest Rate Derivative Contracts

The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of December 31, 2016:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
January 2017 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%

Effective June 1, 2010, we discontinued hedge accounting on all interest rate derivative instruments. Therefore, from that date forward, changes in the fair value of the instruments have been recognized in earnings during the period of change. The effective portions of the discontinued hedges as of May 31, 2010, were included in AOCI in the equity section of the accompanying consolidated balance sheets, and were transferred to earnings when the hedged transaction settled. As of December 31, 2015 all instruments previously designated as hedges have settled and there is no balance remaining in AOCI. See Note 9—Fair Value Measurements for additional information regarding the Company’s derivative instruments.

The following tables disclose the Company’s derivative instruments as of December 31, 2016 and 2015 and gain/(loss) from derivatives during the years ended December 31, 2016, 2015 and 2014

		Estimated Fair Value
		Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2016	2015
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$31,698	$182,640
Commodity(2)	Derivatives assets—long-term	3,226	59,197
Interest rate	Derivatives assets—long-term	582	659
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(19,163)	—
Interest rate	Derivatives liabilities—current	(529)	(1,155)
Commodity(4)	Derivatives liabilities—long-term	(14,123)	(4,196)
Total derivatives not designated as hedging instruments		$1,691	$237,145

(1)	Includes net deferred premiums payable of $3.9 million and $6.2 million related to commodity derivative contracts as of December 31, 2016 and 2015, respectively.
(2)	Includes net deferred premiums payable of $2.5 million and $6.9 million related to commodity derivative contracts as of December 31, 2016 and 2015, respectively.
(3)

Includes $30.9 thousand and zero as of December 31, 2016 and December 31, 2015, respectively which represents our provisional oil sales contract. Also, includes net deferred premiums payable of $6.2 million and zero related to commodity derivative contracts as of December 31, 2016 and 2015, respectively.

(4)	Includes net deferred premiums payable of $0.6 million and zero related to commodity derivative contracts as of December 31, 2016 and 2015, respectively.

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2016	2015	2014
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$—	$767	$1,391
Total derivatives in cash flow hedging relationships		$—	$767	$1,391
Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$2,538	$3	$(11,661)
Commodity	Derivatives, net	(48,021)	210,649	281,853
Interest rate	Interest expense	(1,076)	(462)	(285)
Total derivatives not designated as hedging instruments		$(46,559)	$210,190	$269,907
(2)

(1)	Amounts were reclassified from AOCI into earnings upon settlement.
(2)	Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2016 and 2015, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2016
Assets:
Commodity derivatives	$—	$34,924	$—	$34,924
Interest rate derivatives	—	582	—	582
Liabilities:
Commodity derivatives	—	(33,286)	—	(33,286)
Interest rate derivatives	—	(529)	—	(529)
Total	$—	$1,691	$—	$1,691
December 31, 2015
Assets:
Commodity derivatives	$—	$241,837	$—	$241,837
Interest rate derivatives	—	659	—	659
Liabilities:
Commodity derivatives	—	(4,196)	—	(4,196)
Interest rate derivatives	—	(1,155)	—	(1,155)
Total	$—	$237,145	$—	$237,145

The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short‑term nature of these instruments. Our long‑term receivables, after any allowances for doubtful accounts, and other long-term assets approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.

Commodity Derivatives

Our commodity derivatives represent crude oil three‑way collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit‑adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market‑quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 8—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to the provisional oil sales derivative is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for Dated Brent over the term of the pricing period designated in the sales contract and the spot price on the lifting date.

Interest Rate Derivatives

We enter into interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR‑based rate. We also enter into capped interest rate swaps, whereby the Company pays a fixed rate of interest if LIBOR is below the cap, and pays the market rate less the spread between the cap and the fixed rate of interest if LIBOR is above the cap. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market‑quoted LIBOR yield curves and (iii) a credit‑adjusted yield curve as applicable to each counterparty by reference to the CDS market.

Debt

The following table presents the carrying values and fair values at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$503,716	$528,938	$500,186	$423,612
Facility	850,000	850,000	400,000	400,000
Total	$1,353,716	$1,378,938	$900,186	$823,612

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

10. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2016	2015
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$43,938	$44,023
Liabilities incurred during period	14,235	3,818
Revisions in estimated retirement obligations	—	(9,023)
Accretion expense	5,401	5,120
Ending asset retirement obligations	$63,574	$43,938

   The Ghanaian legal and regulatory regime regarding oil field abandonment and other environmental matters is evolving. Currently, no Ghanaian environmental regulations expressly require that companies abandon or remove offshore assets. Under the Environmental Permit for the Jubilee Field, a decommissioning plan will be prepared and submitted to the Ghana Environmental Protection Agency. ASC 410—Asset Retirement and Environmental Obligations requires the

Company to recognize this liability in the period in which the liability was incurred. The TEN fields commenced production during the third quarter and an asset retirement obligation was recorded for the facilities and wells that came online during 2016. Additional asset retirement obligations will be recorded in the period in which additional wells within our producing fields are commissioned.

11. Equity‑based Compensation

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

As part of the corporate reorganization in May 2011, vested profit units were exchanged for 31.7 million common shares of Kosmos Energy Ltd., unvested profit units were exchanged for 10.0 million restricted stock awards and the $90 profit units were cancelled. These restricted stock awards ultimately vested during 2015. Based on the terms and conditions of the corporate reorganization, the exchange of profit units for common shares of Kosmos Energy Ltd. resulted in no incremental compensation costs.

In April 2011, the Board of Directors approved the LTIP, which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In January 2015, the board of directors approved an amendment to the plan to add 15.0 million shares to the plan which was approved at the Annual General Meeting in June 2015. The LTIP provides for the issuance of 39.5 million shares pursuant to awards under the plan, in addition to the 10.0 million restricted stock awards exchanged for unvested profit units. As of December 31, 2016, the Company had approximately 8.3 million shares that remain available for issuance under the LTIP.

The Company adopted ASU 2016-09, “Improvements to Employee Share-based Payment Accounting” during the second quarter of 2016 using an effective date of January 1, 2016. Prior period compensation expense disclosed below includes estimated forfeitures and has not been adjusted.

We record equity-based compensation expense equal to the fair value of share‑based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $40.1 million, $75.1 million and $74.5 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2014, an additional $5.0 million of equity-based compensation was recorded as restructuring charges. The total tax benefit for the years ended December 31, 2016, 2015 and 2014 was $13.0 million, $25.7 million and $25.7 million, respectively. Additionally, we expensed a tax shortfall related to equity‑based compensation of $5.5 million, $18.6 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of awards vested during 2016, 2015 and 2014 was approximately $14.4 million, $52.2 million, and $37.0 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of December 31, 2016:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Awards	Fair Value	Awards	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2013	6,384	$16.48	3,438	$12.95
Granted	—	—	—	—
Forfeited	(122)	15.20	(77)	10.74
Vested	(3,022)	16.02	—	—
Outstanding at December 31, 2014	3,240	16.95	3,361	13.00
Granted	660	8.64	—	—
Forfeited	(2)	12.84	(1,554)	13.29
Vested	(3,088)	17.21	(1,546)	13.30
Outstanding at December 31, 2015	810	9.20	261	9.44
Granted	—	—	—	—
Forfeited	—	—	(162)	9.44
Vested	(322)	9.77	(99)	9.44
Outstanding at December 31, 2016	488	8.83	—	—

The following table reflects the outstanding restricted stock units as of December 31, 2016:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2013	2,238	$10.74	1,858	$15.59
Granted	2,113	10.80	1,572	15.71
Forfeited	(412)	10.90	(184)	15.48
Vested	(572)	10.74	—	—
Outstanding at December 31, 2014	3,367	10.76	3,246	15.66
Granted	1,539	8.37	3,544	12.96
Forfeited	(254)	10.14	(212)	14.48
Vested	(1,060)	10.71	—	—
Outstanding at December 31, 2015	3,592	$9.79	6,578	$14.24
Granted	2,158	4.05	1,379	4.88
Forfeited	(134)	8.87	(70)	14.49
Vested	(1,456)	9.61	(693)	15.81
Outstanding at December 31, 2016	4,160	6.91	7,194	12.29

As of December 31, 2016, total equity‑based compensation to be recognized on unvested restricted stock awards and restricted stock units is $31.6 million over a weighted average period of 1.3 years.

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

In January 2017, we granted 1.8 million service vesting restricted stock units and 2.1 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $34.1 million of non-cash compensation expense related to these grants over the next three years.

12. Income Taxes

Kosmos Energy Ltd. is a Bermuda company that is not subject to taxation at the corporate level. We provide for income taxes based on the laws and rates in effect in the countries in which our operations are conducted. The relationship between our pre‑tax income or loss from continuing operations and our income tax expense or benefit varies from period to period as a result of various factors which include changes in total pre‑tax income or loss, the jurisdictions in which our income (loss) is earned and the tax laws in those jurisdictions.

The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Bermuda	$(63,749)	$(62,372)	$(31,787)
United States	5,083	10,652	15,684
Foreign—other	(235,898)	137,156	594,371
Income (loss) before income taxes	$(294,564)	$85,436	$578,268

The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Bermuda	$—	$—	$—
United States	12,675	15,199	27,167
Foreign—other	102	29,287	55,322
Total current	12,777	44,486	82,489
Deferred:
Bermuda	—	—	—
United States	(3,594)	8,241	(14,403)
Foreign—other	(19,967)	102,545	230,812
Total deferred	(23,561)	110,786	216,409
Income tax expense (benefit)	$(10,784)	$155,272	$298,898

Our reconciliation of income tax expense (benefit) computed by applying our Bermuda statutory rate and the reported effective tax rate on income (loss) from continuing operations is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income (loss) taxed at different rates	(57,898)	94,184	266,993
Change in valuation allowance and the expiration of fully valued deferred tax assets	29,263	40,600	16,401
Non-deductible and other items	12,347	1,885	8,957
Tax shortfall on equity-based compensation	5,504	18,603	6,547
Total tax expense (benefit)	$(10,784)	$155,272	$298,898
Effective tax rate(1)	4%	182%	52%

(1)

The effective tax rate during the years ended December 31, 2016, 2015 and 2014 were impacted by losses of $121.4 million, $153.5 million and $159.9 million, respectively, incurred in jurisdictions in which we are not subject to taxes and therefore do not generate any income tax benefits.

The effective tax rate for the United States is approximately 179%, 220% and 81% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate in the United States is impacted by the effect of equity-based compensation tax shortfalls equal to the excess income tax benefit recognized for financial statement purposes over the income tax benefit realized for tax return purposes. The effective tax rate for Ghana is approximately 23%, 35% and 36% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures associated with the damage to the turret bearing, which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have incurred losses in those countries and have full valuation allowances against the corresponding net deferred tax assets.

Deferred tax assets and liabilities, which are computed on the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, are determined using the tax rates expected to be in effect when taxes are actually paid or recovered. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$69,804	$101,823
Foreign net operating losses	36,352	14,719
Equity compensation	30,752	26,095
Other	33,744	22,656
Total deferred tax assets	170,652	165,293
Valuation allowance	(87,517)	(116,541)
Total deferred tax assets, net	83,135	48,752
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(526,945)	(425,183)
Unrealized derivative gains	(584)	(92,549)
Total deferred tax liabilities	(527,529)	(517,732)
Net deferred tax liability	$(444,394)	$(468,980)

The Company has recorded a full valuation allowance against the net deferred tax assets in countries where we only have exploration operations. The net decrease in the valuation allowance of $29.0 million is due to the write-off of previously capitalized foreign operating expenses and tax losses in Morocco related to the relinquishment of three licenses and the utilization of deferred tax assets to offset the tax impact of a payment from a joint license holder related to their withdrawal from three licenses, together totaling $58.2 million. The decrease in valuation allowance was partially offset by the tax effect of 2016 losses and foreign capitalized operating expenses of $29.2 million.

The Company has entered into various petroleum contracts in Morocco. These petroleum contracts provide for a tax holiday, at a 0% tax rate, for a period of 10 years beginning on the date of first production, if any.

The Company has foreign net operating loss carryforwards of $116.7 million. Of these losses, we expect $0.9 million, $13.4 million, $0.5 million, $0.5 million and $0.6 million to expire in 2019, 2020, 2021, 2022 and 2023, respectively, and $100.8 million do not expire. The Ghana tax loss of $53.3 million is expected to be fully utilized in 2017. The remaining $63.4 million in tax losses currently have offsetting valuation allowances.

A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. In addition to the United States, the Company files income tax returns in the countries in which we operate. The Company is open to U.S. federal income tax examinations for tax years 2013 through 2016 and to Texas margin tax examinations for the tax years 2011 through 2016. In addition, the Company is open to income tax examinations for years 2011 through 2016 in its significant other foreign jurisdictions, primarily Ghana.

As of December 31, 2016, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

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

	Years Ended
	December 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(283,780)	$(69,836)	$279,370
Basic income allocable to participating securities(1)	—	—	(3,286)
Basic net income (loss) allocable to common shareholders	(283,780)	(69,836)	276,084
Diluted adjustments to income allocable to participating securities(1)	—	—	58
Diluted net income (loss) allocable to common shareholders	$(283,780)	$(69,836)	$276,142
Denominator:
Weighted average number of shares outstanding:
Basic	385,402	382,610	379,195
Restricted stock awards and units(1)(2)	—	—	6,924
Diluted	385,402	382,610	386,119
Net income (loss) per share:
Basic	$(0.74)	$(0.18)	$0.73
Diluted	$(0.74)	$(0.18)	$0.72

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

(2)

For the years ended December 31, 2016, 2015 and 2014, we excluded 11.8 million, 11.2 million and 4.4 million outstanding restricted stock awards and restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.

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

The Company leases facilities under various operating leases that expire through 2019, including our office space. Rent expense under these agreements, was $3.3 million, $4.7 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We currently have a commitment to drill two exploration wells in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to their maximum $221 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. Additionally, in Sao Tome and Principe we have 2D and 3D seismic requirements of 1,200 square kilometers and 4,000 square kilometers, respectively, and we have 3D seismic requirements in Mauritania and Western Sahara of 3,000 square kilometers and 5,000 square kilometers, respectively.

In January 2017, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., elected to cancel the fourth year option of the Atwood Achiever drilling rig contract and revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. KEV is required to make a rate recovery payment of approximately $48.1 million representing the difference between the original day rate and the amended day rate multiplied by the number of days from the amendment effective date to the date the election is exercised plus certain administrative costs. This amount will be charged to exploration expense in the first quarter of 2017.

In November 2015, we entered into a line of credit agreement with one of our block partners, whereby, our partner may draw up to $30 million on the line of credit to pay their portion of costs under the petroleum agreement. Interest accrues on drawn balances at 7.875%. The agreement matures on December 31, 2017, or earlier if certain conditions are met. As of December 31, 2016, there was $10.2 outstanding under the agreement, which is included in other long-term assets.

Future minimum rental commitments under these leases at December 31, 2016, are as follows:

	Payments Due By Year(1)
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating leases(2)	$11,171	$4,190	$3,820	$3,161	$—	$—	$—
Atwood Achiever drilling rig contract(3)	229,482	229,482	—	—	—	—	—

(1)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Primarily relates to corporate office and foreign office leases.
(3)

In January 207, KEV exercised its option to cancel the fourth year and revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. Commitments calculated using the original day rate of $0.6 million effective February 1, 2017, excluding applicable taxes. The commitments also include a $48.1 million rate recovery payment equal to the difference between the original day rate and the amended day rate.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Accrued liabilities:
Exploration, development and production	$76,194	$111,064
General and administrative expenses	31,243	24,839
Interest	17,247	17,512
Income taxes	2,579	3,418
Taxes other than income	1,914	3,064
Other	529	—
	$129,706	$159,897

Other Income

Other income consisted of $74.8 million of Loss of Production Income (“LOPI”) proceeds related to the turret bearing issue on the Jubilee FPSO for the year ended December 31, 2016.

Facilities Insurance Modifications

Facilities insurance modifications consist of costs associated with the long-term solution to convert the FPSO to a permanently spread moored facility which we expect to recover from our insurance policy. Insurance reimbursement of these costs, if any, will also be recorded to this line.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Inventory write-off	$14,900	$36	$170
(Gain) loss on insurance settlements - riser	(4,003)	4,151	—
Disputed charges and related costs	11,299	—	—
Other, net	920	1,059	1,911
Other expenses, net	$23,116	$5,246	$2,081

The disputed charges and related costs are expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives were concluded. Tullow has charged such expenditures to the Deepwater Tano (“DT”) joint account. Kosmos disputes that these expenditures are chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement.

KOSMOS ENERGY LTD.

Supplemental Oil and Gas Data (Unaudited)

Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2016, 2015 and 2014. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.

Net Proved Developed and Undeveloped Reserves

The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interest in the Jubilee and TEN fields in Ghana.

	Oil	Gas	Total
	(MMBbl)	(Bcf)	(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2013(1)	45	11	47
Extensions and discoveries(2)	26	6	27
Production	(9)	(1)	(9)
Revision in estimate(3)	11	(2)	10
Purchases of minerals-in-place	—	—	—
Net proved developed and undeveloped reserves at December 31, 2014(1)	73	14	75
Extensions and discoveries	—	—	—
Production	(9)	(1)	(9)
Revision in estimate(4)	10	1	10
Purchases of minerals-in-place	—	—	—
Net proved developed and undeveloped reserves at December 31, 2015(1)	74	14	76
Extensions and discoveries	—	—	—
Production	(7)	(1)	(7)
Revision in estimate(5)	7	2	8
Purchases of minerals-in-place	—	—	—
Net proved developed and undeveloped reserves at December 31, 2016(1)	74	15	77
Proved developed reserves(1)
December 31, 2014	43	9	45
December 31, 2015	50	10	52
December 31, 2016	64	13	66
Proved undeveloped reserves(1)
December 31, 2014	30	6	31
December 31, 2015	24	4	25
December 31, 2016	10	2	11

(1)	The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.
(2)	Discoveries are related to the TEN fields being moved from unproved to proved during 2014.

(3)	The increase in proved reserves is a result of a 3 MMBbl increase associated with in‑fill drilling results and an 8 MMBbl increase associated with field performance.
(4)

The increase in proved reserves is a result of a 2 MMBbl increase associated with in-fill drilling results and a 10 MMBbl increase associated with field performance for Jubilee partially offset by 2 MMBbl of negative revisions to the TEN fields due to decreased pricing.

(5)

The increase in proved reserves is a result of an 8 MMBbl increase associated with positive revisions to the TEN fields as a result of the completion of seven wells along with the initiation of TEN production partially offset by 1 MMBbl of negative revisions to the Jubilee Field due to decreased pricing.

Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month for Brent crude in the period January through December 2016. The average 2016 Brent crude price of $42.90 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be $0.06 per barrel for Jubilee; therefore, the adjusted oil price is $42.96 per barrel for Jubilee. TEN was not adjusted as it does not currently have any production to estimate a differential. This oil price is held constant throughout the lives of the properties. There is no gas price used because gas reserves are consumed in operations as fuel.

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

Capitalized Costs Related to Oil and Gas Activities

The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Other(1)	Total
	(In thousands)
As of December 31, 2016
Unproved properties	$347,950	$571,106	$919,056
Proved properties	2,771,779	—	2,771,779
	3,119,729	571,106	3,690,835
Accumulated depletion	(989,946)	—	(989,946)
Net capitalized costs	$2,129,783	$571,106	$2,700,889
As of December 31, 2015
Unproved properties	$264,460	$329,050	$593,510
Proved properties	2,579,158	—	2,579,158
	2,843,618	329,050	3,172,668
Accumulated depletion	(858,442)	—	(858,442)
Net capitalized costs	$1,985,176	$329,050	$2,314,226

(1)	Includes Africa, excluding Ghana, Europe and South America.

Costs Incurred in Oil and Gas Activities

The following table reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Other(1)	Total
	(In thousands)
Year ended December 31, 2016
Property acquisition:
Unproved	$—	$17,322	$17,322
Proved	—	—	—
Exploration	11,871	425,229	437,100
Development	265,451	—	265,451
Total costs incurred	$277,322	$442,551	$719,873
Year ended December 31, 2015
Property acquisition:
Unproved	$—	$6,250	$6,250
Proved	—	—	—
Exploration(2)	12,441	367,196	379,637
Development	462,066	—	462,066
Total costs incurred	$474,507	$373,446	$847,953
Year ended December 31, 2014
Property acquisition:
Unproved	$—	$—	$—
Proved	—	—	—
Exploration(3)	62,813	167,381	230,194
Development	316,738	—	316,738
Total costs incurred	$379,551	$167,381	$546,932

(1)	Includes Africa, excluding Ghana, Europe and South America.
(2)	Does not include reimbursement of costs associated with exploration expenses incurred in prior years which resulted in a $24.7 million gain on sale in 2015.
(3)	Does not include reimbursement of costs associated with exploration expenses incurred in prior years which resulted in a $23.8 million gain on sale in 2014.

Standardized Measure for Discounted Future Net Cash Flows

The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2016. The average 2016 Brent crude price of $42.90 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be $0.06 per barrel for the Jubilee Field; therefore, the adjusted oil price is $42.96 per barrel for Jubilee. As the TEN fields recently started production, we do not have sufficient historical information to estimate the differential. However, we expect the differential to be consistent with the Jubilee Field. Since the Jubilee Field is currently at a premium, we elected to use a $0.00 differential to be conservative for the TEN fields, therefore the price utilized for the TEN fields is $42.90.

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

Ghana
(In millions)
At December 31, 2016
Future cash inflows	$3,204
Future production costs	(1,437)
Future development costs	(428)
Future Ghanaian tax expenses(1)	(228)
Future net cash flows	1,111
10% annual discount for estimated timing of cash flows	(265)
Standardized measure of discounted future net cash flows	$846
At December 31, 2015
Future cash inflows	$3,998
Future production costs	(1,362)
Future development costs	(679)
Future Ghanaian tax expenses(1)	(411)
Future net cash flows	1,546
10% annual discount for estimated timing of cash flows	(377)
Standardized measure of discounted future net cash flows	$1,169
At December 31, 2014
Future cash inflows	$7,412
Future production costs	(1,466)
Future development costs	(1,051)
Future Ghanaian tax expenses(1)	(1,543)
Future net cash flows	3,352
10% annual discount for estimated timing of cash flows	(969)
Standardized measure of discounted future net cash flows	$2,383

(1)

The Company is a tax exempted company incorporated pursuant to the laws of Bermuda. The Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent level. Accordingly, the Company’s Standardized Measure for the years ended December 31, 2016, 2015 and 2014, respectively, only reflect the effects of future tax expense levied at an asset level (in the Company’s case, future Ghanaian tax expense).

Changes in the Standardized Measure for Discounted Cash Flows

Ghana
(In millions)
Balance at December 31, 2013	$2,237
Sales and transfers 2014	(756)
Net changes in prices and costs	451
Previously estimated development costs incurred during the period	(291)
Net changes in development costs	115
Revisions of previous quantity estimates	(151)
Changes in production timing	690
Net changes in Ghanaian tax expenses(1)	(44)
Accretion of discount	306
Changes in timing and other	(174)
Balance at December 31, 2014	$2,383
Sales and transfers 2015	(341)
Net changes in prices and costs	(2,842)
Previously estimated development costs incurred during the period	417
Net changes in development costs	6
Revisions of previous quantity estimates	375
Net changes in Ghanaian tax expenses(1)	802
Accretion of discount	341
Changes in timing and other	28
Balance at December 31, 2015	$1,169
Sales and transfers 2016	(191)
Net changes in prices and costs	(653)
Previously estimated development costs incurred during the period	225
Net changes in development costs	4
Revisions of previous quantity estimates	65
Net changes in Ghanaian tax expenses(1)	143
Accretion of discount	145
Changes in timing and other	(61)
Balance at December 31, 2016	$846

(1)

The Company is a tax exempted company incorporated pursuant to the laws of Bermuda. The Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent level. Accordingly, the Company’s Standardized Measure for the years ended December 31, 2016, 2015 and 2014, respectively, only reflect the effects of future tax expense levied at an asset level (in the Company’s case, future Ghanaian tax expense).

KOSMOS ENERGY LTD.

Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2016
Revenues and other income	$62,133	$45,676	$66,629	$210,917
Costs and expenses	123,148	169,544	118,890	268,337
Net loss	(58,993)	(108,324)	(59,763)	(56,700)
Net loss per share:
Basic(1)	(0.15)	(0.28)	(0.15)	(0.15)
Diluted(1)	(0.15)	(0.28)	(0.15)	(0.15)
2015
Revenues and other income	$132,557	$121,813	$95,318	$121,868
Costs and expenses	185,767	171,615	(27,165)	55,903
Net income (loss)	(78,909)	(75,192)	60,265	24,000
Net income (loss) per share:
Basic(1)	(0.21)	(0.20)	0.16	0.06
Diluted(1)	(0.21)	(0.20)	0.15	0.06

(1)	The sum of the quarterly earnings per share information may not add to the annual earnings per share information as a result of rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016 which is included in “Item 8. Financial Statements and Supplementary Data.”

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended December 31, 2016. In addition, except as described below, at the time of filing this annual report on Form 10‑K, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended December 31, 2016, as the case may be, additional reportable transactions may be disclosed by such companies.

As of December 31, 2016, funds affiliated with The Blackstone Group (“Blackstone”) held approximately 25% of our outstanding common shares, and funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 31% of our outstanding common shares. We are also a party to a shareholders agreement with Blackstone and Warburg Pincus pursuant to which, among other things, Blackstone and Warburg Pincus each currently has the right to designate three members of our board of directors. Accordingly, each of Blackstone and Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended December 31, 2016.

Disclosure relating to Warburg Pincus and its affiliates

Warburg Pincus informed us of (i) the information reproduced below (the “SAMIH Disclosure”) regarding Santander Asset Management Investment Holdings Limited (“SAMIH. SAMIH is a company that may be considered affiliate of Warburg Pincus. Because we and SAMIH may be deemed to be controlled by Warburg Pincus, we may be considered an “affiliate” of each of SAMIH for the purposes of Section 13(r) of the Exchange Act.

SAMIH Disclosure:

Quarter ended December 31, 2016

“Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK held a current account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The current account was closed on December 22, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

During the year ended December 31, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT sanctions program and the Iranian Financial Sanctions Regulations (“IFSR”). The power of attorney was removed from the account on July 29, 2016. During the year ended December 31, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.

An Iranian national, resident in the UK, who is currently designated by the US under the IFSR and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment instalments prior to redemption. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander SA. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and bank checks issued to the customer. Revenues generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

In addition, during the year ended December 31, 2016, Santander UK held a basic current account for an Iranian national, resident in the UK, previously designated under the Iranian Transactions and Sanctions Regulations. The account was closed in September 2016. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.”

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

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

(2)Financial statement schedules

Schedule I—Condensed Parent Company Financial Statements

Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2016, 2015 and 2014 (collectively “KEL,” the “Parent Company”), such subsidiaries are restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

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

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,092	$74,683
Receivables from subsidiaries	14,131	—
Prepaid expenses and other	417	469
Total current assets	15,640	75,152
Investment in subsidiaries at equity	1,580,459	1,759,419
Deferred financing costs, net of accumulated amortization of $11,213 and $8,475, respectively	5,248	7,986
Total assets	$1,601,347	$1,842,557
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13	$11
Accounts payable to subsidiaries	—	1,070
Accrued liabilities	17,939	17,629
Total current liabilities	17,952	18,710
Long-term debt	502,196	498,334
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 395,859,061 and 393,902,643 issued at December 31, 2016 and 2015, respectively	3,959	3,939
Additional paid-in capital	1,975,247	1,933,189
Accumulated deficit	(850,410)	(564,686)
Treasury stock, at cost, 9,101,395 and 8,812,054 shares at December 31, 2016 and 2015, respectively	(47,597)	(46,929)
Total shareholders’ equity	1,081,199	1,325,513
Total liabilities and shareholders’ equity	$1,601,347	$1,842,557

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Total revenues and other income	—	—	—
Costs and expenses:
General and administrative	48,542	85,103	88,789
General and administrative recoveries—related party	(40,047)	(72,543)	(78,880)
Interest and other financing costs, net	55,253	49,572	20,559
Other expenses, net	1	240	1,319
Equity in (earnings) losses of subsidiaries	220,031	7,464	(311,157)
Total costs and expenses	283,780	69,836	(279,370)
Income (loss) before income taxes	(283,780)	(69,836)	279,370
Income tax expense	—	—	—
Net income (loss)	$(283,780)	$(69,836)	$279,370

KOSMOS ENERGY LTD.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(283,780)	$(69,836)	$279,370
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	220,031	7,464	(311,157)
Equity-based compensation	40,423	75,267	79,741
Amortization	3,070	3,190	3,188
Other	3,530	2,704	269
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other	52	(34)	89
(Increase) decrease due to/from related party	(15,201)	1,224	(3,915)
Increase in accounts payable and accrued liabilities	312	2,721	10,593
Net cash provided by (used in) operating activities	(31,563)	22,700	58,178
Investing activities
Investment in subsidiaries	(40,047)	(293,545)	(208,879)
Net cash used in investing activities	(40,047)	(293,545)	(208,879)
Financing activities
Net proceeds from issuance of senior secured notes	—	206,774	294,000
Purchase of treasury stock	(1,981)	(18,110)	(11,096)
Deferred financing costs	—	(9,030)	(1,401)
Net cash provided by (used in) financing activities	(1,981)	179,634	281,503
Net increase (decrease) in cash and cash equivalents	(73,591)	(91,211)	130,802
Cash and cash equivalents at beginning of period	74,683	165,894	35,092
Cash and cash equivalents at end of period	$1,092	$74,683	$165,894

Schedule II

Kosmos Energy Ltd.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2016, 2015 and 2014

		Additions
		Charged to	Charged	Deductions
	Balance	Costs and	To Other	From	Balance
Description	January 1,	Expenses	Accounts	Reserves	December 31,
2016
Allowance for doubtful receivables	$—	$574	$—	$—	$574
Allowance for deferred tax assets	$116,541	$(29,024)	$—	$—	$87,517
2015
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax assets	$75,941	$40,600	$—	$—	$116,541
2014
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax assets	$59,540	$16,401	$—	$—	$75,941

Schedules other than Schedule I and Schedule II have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to consolidated financial statements.

(3)Exhibits

See “Index to Exhibits” on page 141 for a description of the exhibits filed as part of this report.

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSMOS ENERGY LTD.

Date: February 27, 2017	By:	/s/ Thomas P. Chambers Thomas P. Chambers Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew G. Inglis Andrew G. Inglis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2017

/s/ Brian F. Maxted Brian F. Maxted	Director and Chief Exploration Officer	February 27, 2017

/s/ Thomas P. Chambers Thomas P. Chambers	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ Paul M. Nobel Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017

/s/ Yves-Louis Darricarrére Yves-Louis Darricarrére	Director	February 27, 2017

/s/ Sir Richard B. Dearlove Sir Richard B. Dearlove	Director	February 27, 2017

/s/ David I. Foley David I. Foley	Director	February 27, 2017

/s/ David B. Krieger David B. Krieger	Director	February 27, 2017

/s/ Joseph P. Landy Joseph P. Landy	Director	February 27, 2017

/s/ Prakash A. Melwani Prakash A. Melwani	Director	February 27, 2017

/s/ Adebayo O. Ogunlesi Adebayo O. Ogunlesi	Director	February 27, 2017

/s/ Chris Tong Chris Tong	Director	February 27, 2017

/s/ Christopher A. Wright Christopher A. Wright	Director	February 27, 2017

INDEX OF EXHIBITS

Exhibit Number	Description of Document
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

10.9

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

10.10

Petroleum Agreement Regarding the Exploration for an Exploitation of Hydrocarbons between Office National Des Hydrocarbures Et Des Mines acting on behalf of the State and Kosmos Energy Maroc Mer Profonde and Capricorn Exploration and Development Company Limited in the area of interest named “Boujdour Maritime” dated May 25, 2016 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016, and incorporated herein by reference).

Exhibit Number	Description of Document
Sao Tome and Principe
10.11

Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.12

Amendment No. 1, dated November 24, 2014, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.13

Amendment No. 2, dated September 15, 2015, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.14

Deed of Assignment relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 5 Limited and Kosmos Energy Sao Tome and Principe dated February 19, 2016 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.15

Amendment No. 3, dated February 19, 2016, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 5 Limited and Kosmos Energy Sao Tome and Principe dated April 18, 2012 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.16*

Deed of Assignment relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 5 Limited, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated December 13, 2016.

10.17

Production Sharing Contract relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Galp Energia São Tomé e Príncipe, Unipessoal, LDA dated October 26, 2015 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.18

Addendum, dated November 9, 2015, to the Production Sharing Contract relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Galp Energia São Tomé e  Príncipe, Unipessoal, LDA dated October 26, 2015 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.19

Deed of Assignment relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated November 9, 2015 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.20

Production Sharing Contract relating to Block 11 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and ERHC Energy EEZ, LDA dated July 23, 2014 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.21

Deed of Assignment relating to Block 11 Offshore Sao Tome between EHRC Energy EEZ, LDA and Kosmos Energy Sao Tome and Principe dated October 16, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.22

First Addendum, dated December 17, 2015, to the Production Sharing Contract relating to Block 11 Offshore Sao Tome between the Democratic Republic of Sao Tome and Kosmos Energy Sao Tome and Principe dated July 23, 2014 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.23*

Deed of Assignment relating to Block 11 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated December 13, 2016.

Exhibit Number	Description of Document
10.24

Production Sharing Contract relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 12 Limited dated February 19, 2016 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.25

Deed of Assignment relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited and Kosmos Energy Sao Tome and Principe dated March 31, 2016 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.26

First Amendment, dated March 31, 2016, to the Production Sharing Contract between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited and Kosmos Energy Sao Tome and Principe dated February 19, 2016 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.27*

Deed of Assignment relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated December 13, 2016.

Senegal
10.28

Hydrocarbon Exploration and Production Sharing Contract for the Cayar Offshore Profond between the Republic of Senegal and Petro‑Tim Limited and Societe des Petroles du Senegal dated January 17, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014, and incorporated herein by reference).

10.29

Hydrocarbon Exploration and Production Sharing Contract for the Saint Louis Offshore Profond between the Republic of Senegal and Petro‑Tim Limited and Societe des Petroles du Senegal dated January 17, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014, and incorporated herein by reference).

10.30

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

10.31*

Sale and Purchase Agreement relating to the sale and purchase of shares in Kosmos BP Senegal Limited (formerly Normandy Ventures Limited) between BP Indonesia Oil Terminal Investment Limited and Kosmos Energy Senegal dated December 15, 2016.

Suriname
10.32

Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 42 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011 (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

10.33

Production Sharing Contract for Petroleum Exploration, Development and Production relating to Block 45 Offshore Suriname between Staatsolie Maatshappij Suriname N.V. and Kosmos Energy Suriname dated December 13, 2011 (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

10.34

Deed of Assignment and Transfer relating to Blocks 42 and 45 Offshore Suriname between Kosmos Energy Suriname and Chevron Suriname Exploration Limited dated May 31, 2012 (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

Mauritania
10.35

Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Block C8) dated April 5, 2012 (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

10.36

Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C12) dated April 5, 2012 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

Exhibit Number	Description of Document
10.37

Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C13) dated April 5, 2012 (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

10.38

Deed of Novation and Assignment and Transfer dated March 25, 2015 between Kosmos Energy Mauritania, Chevron Mauritania Exploration Limited and SMHPM in relation to Block C8 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015, and incorporated herein by reference).

10.39

Deed of Novation and Assignment and Transfer dated March 25, 2015 between Kosmos Energy Mauritania, Chevron Mauritania Exploration Limited and SMHPM in relation to Block C12 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015, and incorporated herein by reference).

10.40

Deed of Novation and Assignment and Transfer dated March 25, 2015 between Kosmos Energy Mauritania, Chevron Mauritania Exploration Limited and SMHPM in relation to Block C13 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015, and incorporated herein by reference).

10.41*	Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C16) dated October 11, 2016.
10.42*	Farmout Agreement Relating to Blocks C6, C8, C12 and C13 Offshore Mauritania between BP Exploration (West Africa) Limited and Kosmos Energy Mauritania dated December 15, 2016.
Drilling Rigs
10.43

Deepwater Drilling Unit Contract Agreement, dated as of June 9, 2013, between Kosmos Energy Ventures and Alpha Offshore Drilling Services Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2013, and incorporated herein by reference).

10.44

Amendment No. 6 to Deepwater Drilling Unit Contract Agreement, dated September 29, 2015, between Kosmos Energy Ventures and Alpha Offshore Drilling Services Company (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated October 1, 2015, and incorporated herein by reference).

Financing Agreements
10.45

Intercreditor Agreement, dated March 28, 2011 among BNP Paribas, Kosmos Finance International, Kosmos Operating, Kosmos International, Kosmos Development, Kosmos Ghana and the various financial institutions and others party thereto (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S‑1/A filed April 25, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.46

Facility Agreement, dated February 17, 2012, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC and International Finance Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.47

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

10.48

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
10.51

Charge on Cash Deposits and Account Bank Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International and Societe Generale, London Branch, as Security Agent and Account Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2013, and incorporated herein by reference).

10.52

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

10.53

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

10.54

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

10.55

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

10.56

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
10.57

Form of Director Indemnification Agreement (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S‑1/A filed April 14, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.58

Shareholders Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 9.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

10.59

Registration Rights Agreement, dated as of October 7, 2009, among Kosmos Energy Holdings and the other parties signatory thereto (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

10.60

Joinder Agreement to the Registration Rights Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

10.61

Amendment No. 1 to the Registration Rights Agreement, dated as of February 8, 2013, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

Management Contracts/Compensatory Plans or Arrangements
10.62†	Long Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S‑8 filed May 16, 2011 (File No. 333‑174234), and incorporated herein by reference).

Exhibit Number	Description of Document
10.63†

Long Term Incentive Plan (amended and restated as of January 23, 2015)  (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed October 2, 2015 (File No. 333-207259), and incorporated herein by reference).

10.64*†	Long Term Incentive Plan (amended and restated as of January 23, 2017)
10.65†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S‑1/A filed March 30, 2011 (File No. 333‑171700), and incorporated herein by reference).
10.66†

Form of Restricted Stock Award Agreement (Service-Vesting) (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.67†

Form of Restricted Stock Award Agreement (Performance-Vesting) (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.68†	Form of RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.69†	Form of RSU Award Agreement (Performance-Vesting) (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).
10.70†	Form of Directors RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.71†

Separation and Release Agreement, dated May 12, 2014 between Kosmos Energy, LLC and Darrell McKenna (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.72†

Offer Letter, dated September 1, 2011, between Kosmos Energy, LLC and Jason Doughty (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.73†

Offer Letter, dated May 22, 2013, between Kosmos Energy, LLC and Christopher Ball (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.74†

Offer Letter, dated January 10, 2014, between Kosmos Energy, LLC and Andrew Inglis (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, and incorporated herein by reference).

10.75†

Assignment Agreement, dated April 16, 2014, between Kosmos Energy, LLC and Brian F. Maxted (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.76†

Offer Letter, dated October 16, 2014, between Kosmos Energy, LLC and Thomas P. Chambers (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.77†

Offer Letter, dated February 11, 2008, between Kosmos Energy, LLC and Eric Haas (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference).

10.78†

Kosmos Energy Ltd. Change in Control Severance Policy for U.S. Employees, dated December 19, 2013 (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, and incorporated herein by reference).

Other Exhibits
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ryder Scott Company, L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
99.1*	Report of Ryder Scott Company, L.P.

Exhibit Number	Description of Document
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

†     Management contract or compensatory plan or arrangement.