Form 10-Q
period 2017-03-31
Kosmos Energy Ltd.
filed 2017-05-08
CIK 1509991

deriv a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Shares, $0.01 par value	387,693,693

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

“Resource Bridge”	Borrowing Base availability attributable to probable reserves and contingent resources from Jubilee Field Future Phases and potentially Mahogany, Teak and Akasa fields.

“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.

“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

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

KOSMOS ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,194	$194,057
Restricted cash	65,835	24,506
Receivables:
Joint interest billings, net	87,324	63,249
Oil sales	49,696	54,195
Related party	21,977	—
Other	41,585	25,893
Inventories	84,424	74,380
Prepaid expenses and other	6,857	7,209
Derivatives	34,899	31,698
Total current assets	545,791	475,187

Property and equipment:
Oil and gas properties, net	2,337,572	2,700,889
Other property, net	7,261	8,003
Property and equipment, net	2,344,833	2,708,892

Other assets:
Equity method investment	133,893	—
Restricted cash	44,507	54,632
Long-term receivables - joint interest billings	47,306	45,663
Deferred financing costs, net of accumulated amortization of $11,898 and $11,213 at March 31, 2017 and December 31, 2016, respectively	4,563	5,248
Long-term deferred tax assets	39,594	37,827
Derivatives	8,031	3,808
Other	14,531	10,208
Total assets	$3,183,049	$3,341,465

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$217,722	$220,627
Accrued liabilities	118,114	129,706
Derivatives	8,916	19,692
Total current liabilities	344,752	370,025

Long-term liabilities:
Long-term debt, net	1,174,677	1,321,874
Derivatives	5,299	14,123
Asset retirement obligations	65,223	63,574
Deferred tax liabilities	506,122	482,221
Other long-term liabilities	25,664	8,449
Total long-term liabilities	1,776,985	1,890,241

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 396,816,463 and 395,859,061 issued at March 31, 2017 and December 31, 2016, respectively	3,968	3,959
Additional paid-in capital	1,984,710	1,975,247
Accumulated deficit	(879,251)	(850,410)
Treasury stock, at cost, 9,175,328 and 9,101,395 shares at March 31, 2017 and December 31, 2016, respectively	(48,115)	(47,597)
Total shareholders’ equity	1,061,312	1,081,199
Total liabilities and shareholders’ equity	$3,183,049	$3,341,465

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues and other income:
Oil and gas revenue	$103,432	$62,125
Other income, net	48,534	8

Total revenues and other income	151,966	62,133

Costs and expenses:
Oil and gas production	19,886	29,392
Facilities insurance modifications, net	2,574	—
Exploration expenses	105,714	23,858
General and administrative	15,787	17,920
Depletion and depreciation	34,978	31,266
Interest and other financing costs, net	16,786	10,324
Derivatives, net	(37,857)	(4,345)
Other expenses, net	762	14,733

Total costs and expenses	158,630	123,148

Loss before income taxes	(6,664)	(61,015)
Income tax expense (benefit)	22,177	(2,022)

Net loss	$(28,841)	$(58,993)

Net loss per share:
Basic	$(0.07)	$(0.15)
Diluted	$(0.07)	$(0.15)

Weighted average number of shares used to compute net loss per share:
Basic	387,312	384,435
Diluted	387,312	384,435

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2016	395,859	$3,959	$1,975,247	$(850,410)	$(47,597)	$1,081,199
Equity-based compensation	—	—	10,069	—	—	10,069
Restricted stock awards and units	957	9	(9)	—	—	—
Purchase of treasury stock	—	—	(597)	—	(518)	(1,115)
Net loss	—	—	—	(28,841)	—	(28,841)
Balance as of March 31, 2017	396,816	$3,968	$1,984,710	$(879,251)	$(48,115)	$1,061,312

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(28,841)	$(58,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	37,529	33,817
Deferred income taxes	22,133	(1,951)
Unsuccessful well costs	88	2,222
Change in fair value of derivatives	(38,177)	(2,377)
Cash settlements on derivatives, net (including $11.4 million and $56.6 million on commodity hedges during 2017 and 2016	11,153	56,901
Equity-based compensation	9,830	10,635
Other	621	14,969
Changes in assets and liabilities:
(Increase) decrease in receivables	(44,853)	39,894
(Increase) decrease in inventories	(10,044)	2,237
Decrease in prepaid expenses and other	352	13,674
Decrease in accounts payable	(2,905)	(58,501)
Increase (decrease) in accrued liabilities	12,732	(36,910)
Net cash provided by (used in) operating activities	(30,382)	15,617

Investing activities
Oil and gas assets	(31,810)	(226,571)
Other property	(271)	(47)
Proceeds on sale of assets	203,919	—
Net cash provided by (used in) investing activities	171,838	(226,618)

Financing activities
Borrowings under long-term debt	—	150,000
Payments on long-term debt	(150,000)	—
Purchase of treasury stock	(1,115)	(1,074)
Net cash provided by (used in) financing activities	(151,115)	148,926

Net decrease in cash, cash equivalents and restricted cash	(9,659)	(62,075)
Cash, cash equivalents and restricted cash at beginning of period	273,195	310,862
Cash, cash equivalents and restricted cash at end of period	$263,536	$248,787

Supplemental cash flow information
Cash paid for:
Interest	$20,559	$14,611
Income taxes	$—	$2,734

Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$4,042	$3,417
Contribution to equity method investment	$133,894	$—

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

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2017, the changes in the consolidated statements of shareholders’ equity for the three months ended March 31, 2017, the consolidated results of operations for the three months ended March 31, 2017 and 2016, and the consolidated cash flows for the three months ended March 31, 2017 and 2016. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, included in our annual report on Form 10-K.

Investment in Corporate Joint Venture

Kosmos holds a 50.01% interest in Kosmos BP Senegal Limited (“KBSL”), which we exercise significant influence over. Our investment in KBSL is accounted for under the equity method of accounting. In applying the equity method of accounting, our investment in KBSL was initially recorded at carryover basis. As of March 31, 2017, our investment in KBSL was $133.9 million and is reported as an equity method investment in our consolidated balance sheets. We had related party receivables of $22.0 million as of March 31, 2017, which relate to amounts due from KBSL for costs incurred by Kosmos on behalf of KBSL.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31,	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$153,194	$194,057
Restricted cash - current	65,835	24,506
Restricted cash - long-term	44,507	54,632
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$263,536	$273,195

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of March 31, 2017 and December 31, 2016, we had $24.5 million in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of March 31, 2017 and December 31, 2016, we had $41.3 million and zero, respectively, of current restricted cash and $44.5 million and $54.6 million, respectively, of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $71.3 million and $68.1 million of materials and supplies and $13.1 million and $6.3 million of hydrocarbons as of March 31, 2017 and December 31, 2016, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded a write down of zero and $15.7 million during the three months ended March 31, 2017 and 2016, respectively, for materials and supplies inventories as other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

3. Acquisitions and Divestitures

In December 2016, we announced transactions with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. The Mauritania and Senegal transactions closed in January 2017 and February 2017, respectively. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited (“KBSL”), our majority owned affiliate company which holds a 60% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal. Previously we indicated that KBSL would hold a 65% participating interest upon the completion of our exercise in December 2016 of an option to increase our equity in each contract area by 5% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross well cost of $120.0 million. However, we have conditionally agreed to withdraw the exercise of this call option upon completion of an agreement between BP and Timis Corporation by which BP will acquire Timis Corporation’s entire 30% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal, subject to government approval. Thereafter, KBSL’s participating interest in these blocks will remain at 60%. However, in the event the transaction between BP and Timis Corporation does not close, then the call option exercise remains valid. In consideration for these transactions, Kosmos received $162 million in cash up front during the first quarter of 2017 and will receive a $221 million exploration and appraisal carry, up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. The effective date of these transactions was July 1, 2016, with BP paying interim costs from the effective date to the closing dates. We reduced our unproved property balance by $221.9 million for the consideration received as a result of these transactions including the upfront cash and interim costs from the transaction date to the effective date.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of March 31, 2017 and December 31, 2016, the joint interest billing receivables due from GNPC for the TEN development costs were $45.7 million and $44.0 million, respectively, which are classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Oil and gas properties:
Proved properties	$1,375,364	$1,385,331
Unproved properties	592,275	919,056
Support equipment and facilities	1,392,365	1,386,448
Total oil and gas properties	3,360,004	3,690,835
Accumulated depletion	(1,022,432)	(989,946)
Oil and gas properties, net	2,337,572	2,700,889

Other property	37,287	37,186
Accumulated depreciation	(30,026)	(29,183)
Other property, net	7,261	8,003

Property and equipment, net	$2,344,833	$2,708,892

We recorded depletion expense of $32.5 million and $29.2 million for the three months ended March 31, 2017 and 2016, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2017. The table excludes $0.1 million in costs that were capitalized and subsequently expensed during the same period.

March 31,
2017
(In thousands)
Beginning balance	$734,463
Additions to capitalized exploratory well costs pending the determination of proved reserves	476
Reclassification due to determination of proved reserves	—
Divestitures(1)	(206,400)
Contribution of oil and gas property to equity method investment	(131,764)
Capitalized exploratory well costs charged to expense	—
Ending balance	$396,775

(1)	Represents the reduction in basis of suspended well costs associated with the Mauritania and Senegal tranasactions with BP.

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2017	December 31, 2016
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$3,717	$279,809
Exploratory well costs capitalized for a period of one to two years	179,397	244,804
Exploratory well costs capitalized for a period of three to eight years	213,661	209,850
Ending balance	$396,775	$734,463
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	5

As of March 31, 2017, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak (formerly Teak-1 and Teak-2) and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all located offshore Ghana, the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border and the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania.

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

Wawa Discovery — In February 2016, we requested the Ghana Ministry of Energy to approve the enlargement of the areal extent of the TEN fields and production area to capture the resource accumulation located in the Wawa Discovery Area for a potential future integrated development with the TEN fields. In April 2016, the Ghana Ministry of Energy approved our request to enlarge the TEN development and production area subject to continued subsurface and development concept evaluation, along with the requirement to integrate the Wawa Discovery into the TEN PoD. We are currently in discussions with the Ministry of Energy with respect to conducting further subsurface and development concept evaluation.

Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells have been drilled in the Greater Tortue Discovery area, Ahmeyim-1 in Mauritania and Guembeul-1 in Senegal. Following additional evaluation, a decision regarding commerciality will be made.

BirAllah Discovery — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality will be made.

7. Debt

	March 31,	December 31,
	2017	2016
	(In thousands)
Outstanding debt principal balances:
Facility	$700,000	$850,000
Senior Notes	525,000	525,000
Total	1,225,000	1,375,000
Unamortized deferred financing costs and discounts(1)	(50,323)	(53,126)
Long-term debt, net	$1,174,677	$1,321,874

(1)

Includes $28.5 million and $30.3 million of unamortized deferred financing costs related to the Facility and $21.8 million and $22.8 million of unamortized deferred financing costs and discounts related to the Senior Notes as of March 31, 2017 and December 31, 2016, respectively.

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

In March 2017, following the lender’s semi-annual redetermination, the borrowing base under our Facility was $1.3 billion (effective April 1, 2017). The borrowing base calculation includes value related to the Jubilee and TEN fields. As of March 31, 2017, borrowings under the Facility totaled $700.0 million and the undrawn availability under the Facility was $766.9 million (as of April 1, 2017, the availability is $600.8 million).

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014, expires on March 31, 2018, however, the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of March 31, 2017, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2017 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million, extending the maturity date to November 2018 and lowering the commitment fees on the undrawn portion of the total commitments to 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2017, we have $4.6 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term. These deferred financing costs are included in the Other assets section of the consolidated balance sheet.

As of March 31, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2017 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2016, we amended and restated the revolving letter of credit facility agreement (“LC Facility”), extending the maturity date to July 2019. As of March 31, 2017, the LC Facility size was $115.0 million with additional commitments of up to $10.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. Other amendments include increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. As of March 31, 2017, there were 11 outstanding letters of credit totaling $112.8 million under the LC Facility. The LC Facility contains customary cross default provisions. In April 2017, we reduced the size of our LC Facility to $70 million.

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

At March 31, 2017, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2017(2)	2018	2019	2020	2021	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,225,000	$—	$—	$100,377	$404,971	$719,652	$—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on, as of March 31, 2017, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2017, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period April 1, 2017 through December 31, 2017.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest expense	$23,181	$20,948
Amortization—deferred financing costs	2,551	2,551
Capitalized interest	(9,559)	(16,446)
Deferred interest	315	(407)
Interest income	(980)	(368)
Other, net	1,278	4,046
Interest and other financing costs, net	$16,786	$10,324

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of March 31, 2017. Volumes are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable, Net	Swap	Sold Put	Floor	Ceiling	Call
2017:
April — December	Swap with puts/calls	1,505	$2.13	$72.50	$55.00	$—	$—	$90.00
April — December	Swap with puts	1,505	—	64.95	50.00	—	—	—
April — December	Three-way collars	2,012	2.57	—	30.00	45.00	57.50	—
April — December	Sold calls(1)	1,500	—	—	—	—	85.00	—
2018:
January — December	Three-way collars	2,913	$0.74	$—	$41.57	$56.57	$65.90	$—
January — December	Four-way collars	2,000	0.93	—	40.00	50.00	61.00	70.00
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In April 2017, we entered into three-way collar contracts for 1.0 MMBbl from January 2018 through December 2018 with a floor price of $50.00 per barrel, and a ceiling price of $62.00 per barrel and a purchased call price of $70.00 per barrel. The contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $2.15 per barrel.

In May 2017, we sold 1.0 MMBbl of put contracts from January 2018 through December 2018 with a strike price of $40.00 per barrel. We used part of the proceeds to increase the ceiling for 1.0 MMBbl of sold calls in the second half of 2017 from $55.00 to $60.00. These contracts are indexed to Dated Brent prices.

Interest Rate Derivative Contracts

The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of March 31, 2017:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
April 2017 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of March 31, 2017 and December 31, 2016 and gain/(loss) from derivatives during the three months ended March 31, 2017 and 2016, respectively:

		Estimated Fair Value
		Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2017	2016
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$34,899	$31,698
Commodity(2)	Derivatives assets—long-term	7,390	3,226
Interest rate	Derivatives assets—long-term	641	582
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(8,883)	(19,163)
Interest rate	Derivatives liabilities—current	(33)	(529)
Commodity(4)	Derivatives liabilities—long-term	(5,299)	(14,123)
Total derivatives not designated as hedging instruments		$28,715	$1,691

(1)	Includes net deferred premiums payable of $3.5 million and $3.9 million related to commodity derivative contracts as of March 31, 2017 and December 31, 2016, respectively.
(2)	Includes net deferred premiums payable of $3.7 million and $2.5 million related to commodity derivative contracts as of March 31, 2017 and December 31, 2016, respectively.
(3)

Includes zero and $30.9 thousand as of March 31, 2017 and December 31, 2016, respectively, which represents our provisional oil sales contract. Also includes net deferred premiums payable of $5.5 million and $6.2 million related to commodity derivative contracts as of March 31, 2017 and December 31, 2016, respectively.

(4)

Includes net deferred premiums receivable of $0.4 million and net deferred premiums payable of $0.6 million related to commodity derivative contracts as of March 31, 2017 and December 31, 2016, respectively.

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2017	2016
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$(8)	$610
Commodity	Derivatives, net	37,857	4,345
Interest rate	Interest expense	328	(2,578)
Total derivatives not designated as hedging instruments		$38,177	$2,377

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2017 and December 31, 2016, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2017
Assets:
Commodity derivatives	$—	$42,289	$—	$42,289
Interest rate derivatives	—	641	—	641
Liabilities:
Commodity derivatives	—	(14,182)	—	(14,182)
Interest rate derivatives	—	(33)	—	(33)
Total	$—	$28,715	$—	$28,715
December 31, 2016
Assets:
Commodity derivatives	$—	$34,924	$—	$34,924
Interest rate derivatives	—	582	—	582
Liabilities:
Commodity derivatives	—	(33,286)	—	(33,286)
Interest rate derivatives	—	(529)	—	(529)
Total	$—	$1,691	$—	$1,691

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

Commodity Derivatives

Our commodity derivatives represent crude oil four-way collars, three-way collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 8 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

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

Debt

The following table presents the carrying values and fair values at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$504,653	$529,594	$503,716	$528,938
Facility	700,000	700,000	850,000	850,000
Total	$1,204,653	$1,229,594	$1,353,716	$1,378,938

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

10. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $9.8 million and $10.6 million during the three months ended March 31, 2017 and 2016, respectively. The total tax benefit for the three months ended March 31, 2017 and 2016 was $3.3 million and $3.6 million, respectively. Additionally, we recorded a tax windfall and shortfall related to equity-based compensation of $0.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The fair value of awards vested during the three months ended March 31, 2017 and 2016 was approximately $8.8 million and $4.6 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially all these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of March 31, 2017:

		Weighted-
	Service Vesting	Average
	Restricted Stock	Grant-Date
	Awards	Fair Value
	(In thousands)
Outstanding at December 31, 2016	488	$8.83
Granted	—	—
Forfeited	—	—
Vested	(220)	8.62
Outstanding at March 31, 2017	268	9.00

The following table reflects the outstanding restricted stock units as of March 31, 2017:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2016	4,160	$6.91	7,194	$12.29
Granted	1,867	6.39	2,146	9.50
Forfeited	(33)	8.01	(11)	11.82
Vested	(971)	5.72	(61)	15.44
Outstanding at March 31, 2017	5,023	6.94	9,268	11.63

As of March 31, 2017, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $53.4 million over a weighted average period of 1.71 years. At March 31, 2017, the Company had approximately 2.4 million shares that remain available for issuance under the LTIP.

For restricted stock awards and restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 100% of the awards granted for restricted stock awards and up to 200% of the awards granted for restricted stock units. The grant date fair value was $9.45 per award for restricted stock awards and ranged from $4.83 to $15.81 per award for restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and was 55.0% for the restricted stock awards and ranged from 44.0% to 54.0% for restricted stock units. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and was 0.5% for restricted stock awards and ranged from 0.5% to 1.4% for restricted stock units.

11. Income Taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax expense or benefit. The Company excludes zero tax rate and tax exempt jurisdictions from our evaluation of the estimated annual effective income tax rate.

Income tax expense (benefit) was $22.2 million and $(2.0) million for the three months ended March 31, 2017 and 2016, respectively. The income tax provision consists of United States and Ghanaian income and Texas margin taxes. Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have incurred losses in those countries and have full valuation allowances against the corresponding net deferred tax assets.

Income (loss) before income taxes is composed of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Bermuda	$(16,181)	$(15,797)
United States	1,412	2,096
Foreign—other	8,105	(47,314)
Income (loss) before income taxes	$(6,664)	$(61,015)

Our effective tax rate for the three months ended March 31, 2017 and 2016 is 333% and 3%, respectively. The effective tax rate for the United States is approximately 21% and 108% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate in the United States is impacted by the effect of equity-based compensation tax shortfalls and windfalls equal to the difference between the income tax benefit recognized for financial statement purposes and the income tax benefit realized for tax return purposes. The effective tax rate for Ghana is approximately 35% for the three months ended March 31, 2017 and 2016. The effective tax rate in Ghana is impacted by non-deductible expenditures associated with the damage to the turret bearing, which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax.

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

As of March 31, 2017, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

12. Net Income (Loss) Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net loss	$(28,841)	$(58,993)
Basic income allocable to participating securities(1)	—	—
Basic net loss allocable to common shareholders	(28,841)	(58,993)
Diluted adjustments to income allocable to participating securities(1)	—	—
Diluted net loss allocable to common shareholders	$(28,841)	$(58,993)
Denominator:
Weighted average number of shares outstanding:
Basic	387,312	384,435
Restricted stock awards and units(1)(2)	—	—
Diluted	387,312	384,435
Net loss per share:
Basic	$(0.07)	$(0.15)
Diluted	$(0.07)	$(0.15)

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

(2)

We excluded outstanding restricted stock awards and units of 14.6 million and 13.6 million for the three months ended March 31, 2017 and 2016, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill two exploration wells in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to their maximum $221 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Sao Tome and Principe, Morocco and Western Sahara, we have 3D seismic requirements of 4,750 square kilometers, 3,000 square kilometers and 5,000 square kilometers, respectively. Additionally, in Morocco certain geological studies are also required.

In January 2017, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., elected to cancel the fourth year option of the Atwood Achiever drilling rig contract and revert to the original day rate of approximately $0.6 million per day and original agreement end date in November 2017. During the first quarter of 2017, KEV made a rate recovery payment of $48.1 million representing the difference between the original day rate and the amended day rate multiplied by the number of days from the amendment effective date to the date the election was exercised plus certain administrative costs.

In November 2015, we entered into a line of credit agreement with Timis Corporation, whereby Timis Corporation may draw up to $30.0 million on the line of credit to offset its joint interest billings arising from costs under the Senegal petroleum agreements. Interest accrues on drawn balances at 7.875%. As of March 31, 2017, there was $14.5 million outstanding under the agreement, which is included in other long-term assets. In addition to the amount outstanding under the agreement, as of March 31, 2017 Timis Corporation has a $1.6 million joint interest billing receivable that will be applied against the line of credit if not paid by the due date. We have conditionally agreed with Timis Corporation to terminate this line of credit agreement in the event Timis Corporation’s transaction with BP for the transfer of Timis Corporation’s 30% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal is completed. In such event Timis Corporation will pay $16.0 million to Kosmos on the earlier of the following: (i) an additional hydrocarbon discovery is made in either of these two blocks and the coventurers then elect to submit an appraisal plan; (ii) December 31, 2018; or (iii) the date that a final investment decision is made for developing the Greater Tortue field. In the event that Timis Corporation’s transaction with BP does not close, then the line of credit agreement shall continue as before.

Future minimum rental commitments under our leases at March 31, 2017, are as follows:

	Payments Due By Year(1)
	Total	2017(2)	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating leases(3)	$12,568	$3,963	$4,600	$3,940	$65	$—	$—
Atwood Achiever drilling rig contract	133,875	133,875	—	—	—	—	—

(1)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from April 1, 2017 through December 31, 2017.

(3)	Primarily relates to corporate office and foreign office leases.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Accrued liabilities:
Exploration, development and production	$92,540	$76,194
General and administrative expenses	9,404	31,243
Interest	9,327	17,247
Income taxes	2,623	2,579
Taxes other than income	3,998	1,914
Other	222	529
	$118,114	$129,706

Other Income, Net

Other income, net consisted of $48.5 million and zero of Loss of Production Income (“LOPI”) proceeds, net related to the turret bearing issue on the Jubilee FPSO for the three months ended March 31, 2017 and 2016, respectively.

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility, net of related insurance proceeds.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Inventory write-off	—	15,709
(Gain) loss on insurance settlements	(461)	(956)
Disputed charges and related costs	1,230	—
Other, net	(7)	(20)
Other expenses, net	$762	$14,733

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2016, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

Corporate

In March 2017, following the lender’s semi-annual redetermination, the borrowing base under our Facility was $1.3 billion (effective April 1, 2017). The borrowing base calculation includes value related to the Jubilee and TEN fields.

During the first quarter of 2017, the LC Facility size was increased to $115.0 million with additional commitments of up to $10.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. In April 2017, we reduced the size of our LC Facility to $70 million.

Ghana

Jubilee

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility, with offloading through a new deepwater Catenary Anchor Leg Mooring (“CALM”) buoy. The partners are now working with the Government of Ghana to amend the field operating philosophy for this field remediation solution. The Jubilee turret remediation work is progressing as planned and the FPSO spread-mooring at its current heading was completed in February 2017. This allowed the tug boats previously required to hold the vessel on a fixed heading to be removed, significantly reducing the cost and complexity of the current operation. The next phase of the remediation work involves modifications to the turret for long-term spread-moored operations. At present, the partnership is evaluating the optimal long-term orientation and to determine if a rotation of the FPSO is necessary. This evaluation is ongoing amongst the partners and the Government of Ghana, and final decisions and approvals are expected in mid-2017. A facility shutdown of up to 12 weeks may be required during 2017. However, significant efforts are ongoing within the partner group to reduce the duration of the shutdown.

A deepwater CALM buoy, anticipated to be installed in 2018, is intended to restore full offloading functionality and remove the need for the dynamic positioning shuttle and storage tankers and associated operating costs. Market inquiries are currently ongoing to estimate the cost and schedule for the fabrication and installation of this buoy. This phase of work also requires approval of both the Government of Ghana and the Jubilee Unit partners.

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

Mauritania and Senegal Transactions with BP

In December 2016, we announced transactions with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. We believe BP is the optimal partner to advance the gas developments in these blocks and to move forward a multi-well exploration program to fully exploit the hydrocarbon potential of the basin and test its liquids potential, which commenced in March 2017. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited (“KBSL”), our majority owned affiliate company which holds a 60% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal. Previously we indicated that KBSL would hold a 65% participating interest upon the completion of our exercise in December 2016 of an option to increase our equity in each contract area by 5% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross well cost of $120.0 million. However, we have conditionally agreed to withdraw the exercise of this call option upon completion of an agreement between BP and Timis Corporation by which BP will acquire Timis Corporation’s entire 30% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal, subject to government approval. Thereafter, KBSL’s participating interest in these blocks will remain at 60%. In the event the transaction between BP and Timis Corporation does not close, then the call option exercise remains valid. In consideration for these transactions, Kosmos received $162 million in cash up front and will receive a $221 million exploration and appraisal carry, up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. These transactions closed in the first quarter of 2017.

Mauritania

In March 2017, we completed a multi-block 3D seismic survey offshore Mauritania covering approximately 11,700 square kilometers over Blocks C6, C8, C12 and C13.

Senegal (KBSL – equity method investment)

In May 2017, we announced the Yakaar-1 exploration well, located in the Cayar Offshore Profond block offshore Senegal, made a major gas discovery. Located approximately 60 miles northwest of Dakar in approximately 2,600 meters of water, the Yakaar-1 exploration well has been drilled to an intermediate depth of approximately 4,700 meters. The well intersected a gross hydrocarbon column of 120 meters (394 feet) in three pools within the primary Lower Cenomanian objective and encountered 45 meters (148 feet) of net pay. The Yakaar-1 exploration well is now drilling to the planned total depth, with results from this section expected in the second quarter of 2017.

Sao Tome and Principe

In February 2017, we began a 3D seismic survey of approximately 15,800 square kilometers over Blocks 5, 6, 11 and 12 offshore Sao Tome and Principe.

Suriname

In January 2017, we completed a 3D seismic survey of approximately 6,500 square kilometers over Block 42 and Block 45 offshore Suriname.

Morocco and Western Sahara

In February 2017, we began a 3D seismic survey of approximately 9,600 square kilometers over the Boujdour Maritime block in the Aaiun Basin.

In April 2017, we began a 3D seismic survey of approximately 3,000 square kilometers over the Essaouira Offshore block in the Agadir Basin.

Results of Operations

All of our results, as presented in the table below, represent operations from the Jubilee Field in Ghana. Certain operating results and statistics for the three months ended March 31, 2017 and 2016 are included in the following table:

	Three Months Ended March 31,
	2017	2016

Sales volumes:
MBbl	1,976	1,896

Revenues:
Oil sales	$103,432	$62,125
Average sales price per Bbl	52.34	32.77

Costs:
Oil production, excluding workovers	$19,947	$29,375
Oil production, workovers	(61)	17
Total oil production costs	$19,886	$29,392

Depletion and depreciation	$34,978	$31,266

Average cost per Bbl:
Oil production, excluding workovers	$10.09	$15.49
Oil production, workovers	(0.03)	0.01
Total oil production costs	10.06	15.50

Depletion and depreciation	17.70	16.49
Oil production cost and depletion costs	$27.76	$31.99

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2017:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	—	—	—	—	5	0.85
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8	—	—	—	—	3	0.84	—	—
Senegal (KBSL - equity method investment)
Saint Louis Offshore Profond	—	—	—	—	1	0.30	—	—
Cayar Profond	1	0.30	—	—	1	0.30	—	—
Total	1	0.30	—	—	15	4.40	7	1.33

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$103,432	$62,125	$41,307
Other income, net	48,534	8	48,526
Total revenues and other income	151,966	62,133	89,833
Costs and expenses:
Oil and gas production	19,886	29,392	(9,506)
Facilities insurance modifications, net	2,574	—	2,574
Exploration expenses	105,714	23,858	81,856
General and administrative	15,787	17,920	(2,133)
Depletion and depreciation	34,978	31,266	3,712
Interest and other financing costs, net	16,786	10,324	6,462
Derivatives, net	(37,857)	(4,345)	(33,512)
Other expenses, net	762	14,733	(13,971)
Total costs and expenses	158,630	123,148	35,482
Loss before income taxes	(6,664)	(61,015)	54,351
Income tax expense (benefit)	22,177	(2,022)	24,199
Net loss	$(28,841)	$(58,993)	$30,152

Oil and gas revenue.  Oil and gas revenue increased by $41.3 million as a result of a higher realized price per barrel during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. We lifted and sold 1,976 MBbl at an average realized price per barrel of $52.34 during the three months ended March 31, 2017 and 1,896 MBbl at an average realized price per barrel of $32.77 during the three months ended March 31, 2016.

Other income, net.  Other income, net increased by $48.5 million as we recognized $48.5 million of LOPI proceeds, net during the three months ended March 31, 2017 related to the turret bearing issue on the Jubilee FPSO.

Oil and gas production.  Oil and gas production costs decreased by $9.5 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 as a result of insurance proceeds received related to turret operating costs during the three months ended March 31, 2017, which offset costs incurred during the same period.

Facilities insurance modifications, net. During the three months ended March 31, 2017, we incurred $7.5 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue. These costs were mitigated by $4.9 million of insurance proceeds received during the three months ended March 31, 2017.

Exploration expenses.  Exploration expenses increased by $81.9 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase is primarily a result of $42.1 million of stacked rig costs associated with the Atwood Achiever in 2017 and a $48.1 million cancellation payment related to the exercise of our election to cancel the fourth year option of the Atwood Achiever drilling rig contract.

General and administrative.  General and administrative costs decreased by $2.1 million during the three months ended March 31, 2017, as compared with the three months ended March 31, 2016. The decrease is primarily a result of a decrease in non-cash stock-based compensation and carried costs as a result of the BP transactions.

Depletion and depreciation.  Depletion and depreciation increased $3.7 million during the three months ended March 31, 2017, as compared with the three months ended March 31, 2016. The increase is primarily a result of a higher depletion rate during the three months ended March 31, 2017 as a result of a decrease in recognized proved reserves associated with the Jubilee Field in the fourth quarter of 2016.

Interest and other financing costs, net.  Interest and other financing costs, net increased $6.5 million primarily a result of the TEN fields coming online in August 2016, which resulted in a $6.9 million decrease in capitalized interest expense.

Derivatives, net.  During the three months ended March 31, 2017 and 2016, we recorded gains of $37.9 million and $4.3 million, respectively, on our outstanding hedge positions. The gains recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net decreased $14.0 million primarily related to an impairment of inventory recorded in the first quarter of 2016.

Income tax expense (benefit).  The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were 333% and 3%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. The effective tax rate in Ghana is impacted by the timing of non-deductible expenditures incurred associated with the damage to the turret bearing which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Income tax expense increased $24.2 million during the three months ended March 31, 2017, as compared with March 31, 2016, primarily as a result of higher oil revenue in Ghana.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margins. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt as well as partner carries. In relation to cash flow generated from our operating activities, if we are unable to continuously export associated natural gas in large quantities, which causes potential production restraints, then the Company’s cash flows from operations will be adversely affected. We have also experienced equipment failures on the FPSOs, as well as the current Jubilee FPSO turret bearing issue. This equipment downtime negatively impacted oil production and we are in the process of repairing the current mechanical issues and implementing a long-term solution for the turret issue.

While we are presently in a strong financial position, a future decline in oil prices, if prolonged, could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. It could also impact the borrowing base available under the Facility or the related debt covenants. Commodity prices are volatile and future prices cannot be accurately predicted. We maintain a hedging program to partially mitigate the price volatility. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Also, BP has agreed to partially carry our exploration, appraisal and development program in Mauritania and Senegal over the next several years. Current commodity prices, our hedging program, partner carries and our current liquidity position support our capital program for 2017. As such, our 2017 capital budget is based on our development plans for Ghana and our exploration and appraisal program.

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

In March 2017, following the lender’s semi-annual redetermination, the borrowing base under our Facility was $1.3 billion (effective April 1, 2017). The borrowing base calculation includes value related to the Jubilee and TEN fields.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$(30,382)	$15,617
Borrowings under long-term debt	—	150,000
Proceeds on sale of assets	203,919	—
	173,537	165,617
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	31,810	226,571
Other property	271	47
Payments on long-term debt	150,000	—
Purchase of treasury stock	1,115	1,074
	183,196	227,692
Decrease in cash, cash equivalents and restricted cash	$(9,659)	$(62,075)

Net cash provided by (used in) operating activities.  Net cash used in operating activities for the three months ended March 31, 2017 was $30.4 million compared with net cash provided by operating activities for the three months ended March 31, 2016 of $15.6 million. The decrease in cash provided by operating activities in the three months ended March 31, 2017 when compared to the same period in 2016 is primarily a result of an increase in exploration expense  related to the stacked rig costs and rig option cancellation payment as well as a decrease in derivative cash settlements offset by an increase in oil and gas revenue and LOPI proceeds, net.

The following table presents our net debt and liquidity as of March 31, 2017:

March 31, 2017
(In thousands)
Cash and cash equivalents	$153,194
Restricted cash	110,342
Senior Notes at par	525,000
Drawings under the Facility	700,000
Net debt	$961,464

Availability under the Facility(1)	$600,800
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,153,994

(1)	Based on March 31, 2017 redetermination effective April 1, 2017

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in our Senegal and Mauritania license areas; and

•	acquire and analyze seismic, perform new ventures and manage our rig activities.

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

2017 Capital Program

We estimate we will spend approximately $150 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2017. Through March 31, 2017, we have spent approximately $120 million which was offset by the initial proceeds from the BP transaction of $222 million resulting in credit to our capital budget of $102 million for the three months ended.

This positions us to achieve our objectives and invest counter-cyclically while maintaining a strong balance sheet. The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our drilling results among other factors. We resumed our previously suspended drilling program during the first quarter of 2017. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil and the prices we receive from the sale of oil, our ability to effectively hedge future production volumes, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.

Significant Sources of Capital

Facility

In March 2014, we amended and restated the commercial debt facility (the “Facility”) with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

In March 2017, following the lender’s semi-annual redetermination, the borrowing base under our Facility was $1.3 billion (effective April 1, 2016). The borrowing base calculation includes value related to the Jubilee and TEN fields.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2017 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs.

As of March 31, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.

We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2017 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2016, we amended and restated the revolving letter of credit facility agreement (“LC Facility”), extending the maturity date to July 2019. As of March 31, 2017, the LC Facility size was $115.0 million with additional commitments of up to $10.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. Other amendments include increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. As of March 31, 2017, there were 11 outstanding letters of credit totaling $112.8 million under the LC Facility. The LC Facility contains customary cross default provisions. In April 2017, we reduced the size of our LC Facility to $70 million.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2017:

	Payments Due By Year(5)
	Total	2017(6)	2018	2019	2020	2021	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,225,000	$—	$—	$100,377	$404,971	$719,652	$—
Interest payments on long-term debt(2)	337,268	56,542	86,962	80,225	68,198	45,341	—
Operating leases(3)	12,568	3,963	4,600	3,940	65	—	—
Atwood Achiever drilling rig contract(4)	133,875	133,875	—	—	—	—	—

(1)

Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on, as of March 31, 2017, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2017, there were no borrowings under the Corporate Revolver.

(2)

Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.

(3)	Primarily relates to corporate office and foreign office leases.

(4)

In January 2017, Kosmos Energy Ventures (“KEV”) exercised its option to cancel the fourth year and revert to the original day rate of approximately $0.6 million per day and original agreement end date in November 2017. Commitments were calculated using the original day rate of $0.6 million, excluding applicable taxes.

(5)

Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts.

(6)	Represents the period from April 1, 2017 through December 31, 2017.

We currently have a commitment to drill two exploration wells in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to their maximum $221 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Sao Tome and Principe, Morocco and Western Sahara, we have 3D seismic requirements of 4,750 square kilometers, 3,000 square kilometers and 5,000 square kilometers, respectively. Additionally, in Morocco certain geological studies are also required.

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

							Asset
							(Liability)
							Fair Value at
		Years Ending December 31,					March 31,
	2017(5)	2018	2019	2020	2021	Thereafter	2017
		(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$525,000	$—	$(529,594)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	—
Variable rate debt:
Facility(1)	$—	$—	$100,377	$404,971	$194,652	$—	$(700,000)
Weighted average interest rate(2)	4.42%	5.21%	5.68%	6.37%	6.80%	—
Capped interest rate swaps:
Notional debt amount	$200,000	$200,000	$—	$—	$—	$—	$608
Cap	3.00%	3.00%	—	—	—	—
Average fixed rate payable(3)	1.23%	1.23%	—	—	—	—
Variable rate receivable(4)	1.17%	1.61%	—	—	—	—

(1)

The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2017. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2017, there were no borrowings under the Corporate Revolver.

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

(4)	Based on implied forward rates in the yield curve at the reporting date.

(5)	Represents the period April 1, 2017 through December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2016, other than as follows:

Consolidations / Equity Method of Accounting

The Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. They also include Kosmos’ share of the undivided interest in certain assets, liabilities, revenues and expenses. Investments in corporate joint ventures, which we exercise significant influence over, are accounted for using the equity method of accounting.

Equity method investments are integral to our operations. The other parties, who also have an equity interest in these companies, are independent third parties. Kosmos does not invest in these companies in order to remove liabilities from its balance sheet.

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

•	environmental liabilities;
•	geological, geophysical and other technical and operations, including drilling and oil and gas production and processing;
•	military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;
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

We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data — Note 2 — Accounting Policies, Note 8 — Derivative Financial Instruments and Note 9 — Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2017:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2016	$1,638	$53	$1,691
Changes in contract fair value	37,849	328	38,177
Contract maturities	(11,380)	227	(11,153)
Fair value of contracts outstanding as of March 31, 2017	$28,107	$608	$28,715

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude, prices during the three months ended March 31, 2017 ranged between $49.21 and $56.30.

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of four-way collars, three-way collars, put options, call options and swaps. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to our commodity derivative instruments would increase.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2017. Volumes are net of any offsetting derivatives entered into.

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Deferred						Fair Value at
			Premium						March 31,
Term	Type of Contract	MBbl	Payable, Net	Swap	Sold Put	Floor	Ceiling	Call	2017(2)
2017:
April — December	Swap with puts/calls	1,505	$2.13	$72.50	$55.00	$—	$—	$90.00	$18,887
April — December	Swap with puts	1,505	—	64.95	50.00	—	—	—	14,112
April — December	Three-way collars	2,012	2.57	—	30.00	45.00	57.50	—	(7,906)
April — December	Sold calls(1)	1,500	—	—	—	—	85.00	—	(5)
2018:
January — December	Three-way collars	2,913	$0.74	$—	$41.57	$56.57	$65.90	$—	$8,097
January — December	Four-way collars	2,000	0.93	—	40.00	50.00	61.00	70.00	123
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—	(4,298)
2019:
January — December	Sold calls(1)	913	$—	$—	$—	$—	$80.00	$—	$(903)

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)

Fair values are based on the average forward Dated Brent oil prices on March 31, 2017 which by year are: 2017 — $53.41, 2018 — $53.48 and  2019 — $53.08. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on May 1, 2017 market quotes by year are: 2017 — $51.53, 2018 — $52.07 and 2019 — $51.97.

In April 2017, we entered into three-way collar contracts for 1.0 MMBbl from January 2018 through December 2018 with a floor price of $50.00 per barrel, and a ceiling price of $62.00 per barrel and a purchased call price of $70.00 per barrel. The contracts are indexed to Dated Brent prices and have a weighted average deferred premium payable of $2.15 per barrel.

In May 2017, we sold 1.0 MMBbl of put contracts from January 2018 through December 2018 with a strike price of $40.00 per barrel. We used part of the proceeds to increase the ceiling for 1.0 MMBbl of sold calls in the second half of 2017 from $55.00 to $60.00. These contracts are indexed to Dated Brent prices.

At March 31, 2017, our open commodity derivative instruments were in a net asset position of $28.1 million. As of March 31, 2017, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $37.5 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $30.5 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At March 31, 2017, we had indebtedness outstanding under the Facility of $700.0 million, of which $500.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of March 31, 2017 was approximately 4.0%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.4 million in interest expense per year on the Facility. We pay commitment fees on the undrawn availability and unavailable commitments under the Facility and on the undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of March 31, 2017, the fair market value of our interest rate swaps was a net liability of approximately $0.6 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutorily tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of restricted shares purchased during the three months ended, March 31, 2017 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
(In thousands)
January 1, 2017—January 31, 2017	74	$7.01
February 1, 2017—February 28, 2017	—	—
March 1, 2017—March 31, 2017	—	—
Total	74	—

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended March 31, 2017. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended March 31, 2017, as the case may be, additional reportable transactions may be disclosed by such companies.

As of March 31, 2017, funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 26% of our outstanding common shares. We are also a party to a shareholders agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus currently has the right to designate two members of our board of directors. Accordingly, Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended March 31, 2017.

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

SAMIH Disclosure:

Quarter ended March 31, 2017

Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of calendar year 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first quarter of calendar year 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first quarter of calendar year 2017.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	May 8, 2017	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1*	Offer Letter, dated November 2, 2014, between Kosmos Energy, LLC and Michael Anderson

10.2*	Kosmos Energy Deferred Compensation Plan (effective February 1, 2017)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*      Filed herewith.

**    Furnished herewith.