Form 10-Q
period 2017-09-30
Kosmos Energy Ltd.
filed 2017-11-06
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Shares, $0.01 par value	389,355,364

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

“MBbl”	Thousand barrels of oil.

“Mcf”	Thousand cubic feet of natural gas.

“Mcfpd”	Thousand cubic feet per day of natural gas.

“MMBbl”	Million barrels of oil.

“MMBoe”	Million barrels of oil equivalent.

“MMcf”	Million cubic feet of natural gas.

“MMcfd”	Million cubic feet per day of natural gas.

“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.

“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.

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

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,162	$194,057
Restricted cash	55,852	24,506
Receivables:
Joint interest billings, net	75,373	63,249
Oil sales	51,726	54,195
Related party	6,446	—
Other	15,756	25,893
Inventories	74,275	74,380
Prepaid expenses and other	9,359	7,209
Derivatives	16,200	31,698
Total current assets	469,149	475,187
Property and equipment:
Oil and gas properties, net	2,251,977	2,700,889
Other property, net	6,424	8,003
Property and equipment, net	2,258,401	2,708,892
Other assets:
Equity method investment	122,664	—
Restricted cash	15,194	54,632
Long-term receivables - joint interest billings	47,525	45,663
Deferred financing costs, net of accumulated amortization of $13,267 and $11,213 at September 30, 2017 and December 31, 2016, respectively	3,194	5,248
Long-term deferred tax assets	34,546	37,827
Derivatives	2,412	3,808
Other	17,363	10,208
Total assets	$2,970,448	$3,341,465
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$100,302	$220,627
Accrued liabilities	173,804	129,706
Derivatives	9,016	19,692
Total current liabilities	283,122	370,025
Long-term liabilities:
Long-term debt, net	1,080,352	1,321,874
Derivatives	7,256	14,123
Asset retirement obligations	68,713	63,574
Deferred tax liabilities	511,891	482,221
Other long-term liabilities	9,871	8,449
Total long-term liabilities	1,678,083	1,890,241
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 398,545,540 and 395,859,061 issued at September 30, 2017 and December 31, 2016, respectively	3,985	3,959
Additional paid-in capital	2,004,578	1,975,247
Accumulated deficit	(951,123)	(850,410)
Treasury stock, at cost, 9,188,819 and 9,101,395 shares at September 30, 2017 and December 31, 2016, respectively	(48,197)	(47,597)
Total shareholders’ equity	1,009,243	1,081,199
Total liabilities and shareholders’ equity	$2,970,448	$3,341,465
See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues and other income:
Oil and gas revenue	$151,240	$46,628	$391,035	$154,259
Other income, net	2	20,001	58,697	20,179
Total revenues and other income	151,242	66,629	449,732	174,438
Costs and expenses:
Oil and gas production	39,187	13,574	80,677	75,647
Facilities insurance modifications, net	(3,906)	5,946	(1,334)	5,946
Exploration expenses	36,983	66,238	162,679	126,498
General and administrative	20,029	21,914	50,555	59,672
Depletion and depreciation	73,490	17,838	180,909	66,031
Interest and other financing costs, net	18,478	11,066	54,729	30,268
Derivatives, net	26,864	(16,891)	(36,404)	33,752
Other expenses, net	5,037	(795)	14,233	13,768
Total costs and expenses	216,162	118,890	506,044	411,582
Loss before income taxes	(64,920)	(52,261)	(56,312)	(237,144)
Income tax expense (benefit)	(1,515)	7,502	44,401	(10,064)
Net loss	$(63,405)	$(59,763)	$(100,713)	$(227,080)

Net loss per share:
Basic	$(0.16)	$(0.15)	$(0.26)	$(0.59)
Diluted	$(0.16)	$(0.15)	$(0.26)	$(0.59)

Weighted average number of shares used to compute net loss per share:
Basic	389,058	386,026	388,114	385,130
Diluted	389,058	386,026	388,114	385,130

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2016	395,859	$3,959	$1,975,247	$(850,410)	$(47,597)	$1,081,199
Equity-based compensation	—	—	30,873	—	—	30,873
Restricted stock awards and units	2,686	26	(26)	—	—	—
Purchase of treasury stock	—	—	(1,516)	—	(600)	(2,116)
Net loss	—	—	—	(100,713)	—	(100,713)
Balance as of September 30, 2017	398,545	$3,985	$2,004,578	$(951,123)	$(48,197)	$1,009,243

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(100,713)	$(227,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	188,563	73,684
Deferred income taxes	32,820	(16,821)
Unsuccessful well costs	24,515	2,609
Change in fair value of derivatives	(25,924)	37,179
Cash settlements on derivatives, net (including $36.4 million and $146.5 million on commodity hedges during 2017 and 2016)	25,275	144,522
Equity-based compensation	29,945	30,391
Loss on equity method investment	11,230	—
Other	3,412	13,358
Changes in assets and liabilities:
Decrease in receivables	3,232	29,833
(Increase) decrease in inventories	58	(12,066)
(Increase) decrease in prepaid expenses and other	(19,327)	15,164
Decrease in accounts payable	(120,325)	(122,142)
Increase (decrease) in accrued liabilities	41,651	(34,254)
Net cash provided by (used in) operating activities	94,412	(65,623)
Investing activities
Oil and gas assets	(100,712)	(506,256)
Other property	(1,639)	(1,003)
Proceeds on sale of assets	222,068	210
Net cash provided by (used in) investing activities	119,717	(507,049)
Financing activities
Borrowings under long-term debt	—	450,000
Payments on long-term debt	(250,000)	—
Purchase of treasury stock	(2,116)	(1,930)
Net cash provided by (used in) financing activities	(252,116)	448,070
Net decrease in cash, cash equivalents and restricted cash	(37,987)	(124,602)
Cash, cash equivalents and restricted cash at beginning of period	273,195	310,862
Cash, cash equivalents and restricted cash at end of period	$235,208	$186,260

Supplemental cash flow information
Cash paid for:
Interest	$48,694	$25,540
Income taxes	$27,199	$6,997
Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$—	$8,124
Contribution to equity method investment	$133,893	$—

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

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana, large discoveries and significant further hydrocarbon exploration potential offshore Mauritania and Senegal, as well as exploration licenses with significant hydrocarbon potential offshore Sao Tome and Principe, Suriname, Morocco and Western Sahara. Kosmos is listed on the New York Stock Exchange and London Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are currently related to production located offshore Ghana.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of September 30, 2017, the changes in the consolidated statements of shareholders’ equity for the nine months ended September 30, 2017, the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and the consolidated cash flows for the nine months ended September 30, 2017 and 2016. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, included in our annual report on Form 10-K.

Investment in Corporate Joint Venture

Kosmos held a 50.01% interest in Kosmos BP Senegal Limited (“KBSL”), which we exercised significant influence over. Our investment in KBSL is accounted for under the equity method of accounting. In applying the equity method of accounting, our investment in KBSL was initially recorded at carryover basis of assets contributed and subsequently adjusted for the Company’s proportionate share of earnings, losses and distributions. During the three and nine month periods ended September 30, 2017 we recognized $4.8 million and $11.2 million, respectively, related to our share of losses in KBSL. As of September 30, 2017, our investment in KBSL was $122.7 million and is reported as an equity method investment in our consolidated balance sheets. We had related party receivables of $6.4 million as of September 30, 2017, which relate to amounts due from KBSL for costs incurred by Kosmos on behalf of KBSL.

In October 2017, upon approval, KBSL transferred a 30% working interest in the Cayar offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal to BP Senegal Investments Limited in exchange for their outstanding shares of KBSL. As a result, KBSL became a wholly-owned subsidiary of Kosmos, and will no longer be accounted for under the equity method of accounting. After the transfer, KBSL has a 30% working interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks (the "Senegal Blocks") offshore Senegal.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$164,162	$194,057
Restricted cash - current	55,852	24,506
Restricted cash - long-term	15,194	54,632
Total cash, cash equivalents and restricted cash	$235,208	$273,195

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

In accordance with our commercial debt facility (the “Facility”), we are required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2017 and December 31, 2016, we had $24.7 million and $24.5 million, respectively, in current restricted cash to meet this requirement.

In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of September 30, 2017 and December 31, 2016, we had $31.1 million and zero, respectively, of current restricted cash and $15.2 million and $54.6 million, respectively, of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

Inventories

Inventories consisted of $68.9 million and $68.1 million of materials and supplies and $5.4 million and $6.3 million of hydrocarbons as of September 30, 2017 and December 31, 2016, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of nil and $15.2 million during the nine months ended September 30, 2017 and 2016, respectively, for materials and supplies inventories as other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Recent Accounting Standards

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB

ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU 2014-09. The Company completed its assessment of the new accounting standard and does not expect the adoption of this standard to have a material impact to our revenue recognition based on our existing contracts with customers. We will adopt the new standard during the first quarter of 2018 using the modified retrospective approach and there is no impact to our previously recorded revenue under the new standard.

3. Acquisitions and Divestitures

In December 2016, we announced transactions with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. The Mauritania and Senegal transactions closed in January 2017 and February 2017, respectively. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in KBSL, our majority owned affiliate company which held a 60% participating interest in the Senegal Blocks. Previously we indicated that KBSL would hold a 65% participating interest upon the completion of our exercise in December 2016 of an option to increase our equity in each contract area by 5% in exchange for carrying Timis Corporation Limited’s (“Timis”) paying interest share of a third well in either contract area, subject to a maximum gross well cost of $120.0 million. However, we agreed to withdraw the exercise of this call option upon completion of an agreement between BP and Timis by which BP acquired Timis’ entire 30% participating interest in the Senegal Blocks. The transaction between BP and Timis was completed and KBSL’s participating interest in these blocks remains at 60%. In consideration for these transactions, Kosmos received $162 million in cash up front during the first quarter of 2017 and will receive a $228 million exploration and appraisal carry (increased from $221 million upon completion of the transfer of a 30% working interest to BP Senegal Investments Limited), up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discoveries and prevailing oil prices. The effective date of these transactions was July 1, 2016, with BP paying interim costs from the effective date to the closing dates. We reduced our unproved property balance by $221.9 million for the consideration received as a result of these transactions including the upfront cash and interim costs from the transaction date to the effective date.

 In November 2015, we entered into a line of credit agreement with Timis, whereby Timis had the right to draw up to $30.0 million on the line of credit to offset its joint interest billings arising from costs under the Senegal Blocks petroleum agreements. The line of credit agreement was terminated in April 2017 when Timis entered into an agreement with BP to acquire Timis' 30% participating interest in the Senegal Blocks. As a result of the termination of this credit agreement, Kosmos received $16 million in August 2017 representing payment in full of outstanding amounts drawn on the line of credit.

In September 2017, we closed a farm-in agreement with Tullow Mauritania Limited, a subsidiary of Tullow Oil plc (“Tullow”), to acquire a 15% non-operated participating interest in Block C18 offshore Mauritania. Based on the terms of the agreement, we will reimburse a portion of past and interim period costs and partially carry future costs.

In October 2017, we entered into an agreement to acquire all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets, through a joint venture with an affiliate of Trident Energy ("Trident"). Under the terms of the agreement, Kosmos and Trident will each own 50% of Hess International Petroleum Inc. Kosmos will be primarily responsible for exploration and subsurface evaluation while Trident will primarily be responsible for production operations and optimization. The transaction expands our position in the Gulf of Guinea and provides immediate cash flow through existing production with potential to increase existing production and also provides step-out exploration opportunities with potential tie-back through existing infrastructure. The gross acquisition price is $650 million effective as of January 1, 2017. Kosmos is expected to pay net cash consideration of approximately $240 million at close, subject to post-closing adjustments, with a combination of cash on hand and availability under the Facility. The transaction is expected to close by year end, subject to customary closing conditions, and will be accounted for as an equity method investment.

In October 2017, we also entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. Ratification of the petroleum contracts by the President of Equatorial Guinea is expected by the end of the year. We presently have an 80% interest and are the operator in all three blocks, but pursuant to an agreement with Trident we expect to assign a 40% interest in the blocks to an affiliate of Trident after completion of the Hess transaction. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes a 6,000 square kilometer 3D seismic acquisition requirement across the three blocks. Upon closing of the Hess transaction and the assignment of a 40% interest to the Trident affiliate noted above, interests in these three blocks will be 40% Kosmos, 40% Trident and 20% GEPetrol.

4. Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues under the terms of the Deepwater Tano (“DT”) petroleum contract. As of September 30, 2017 and December 31, 2016, the joint interest billing receivables due from GNPC for the TEN development costs were $1.6 million and zero, respectively, which are classified as current and $47.5 million and $44.0 million, respectively, which are classified as long-term on the consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Oil and gas properties:
Proved properties	$1,371,641	$1,385,331
Unproved properties	651,921	919,056
Support equipment and facilities	1,391,613	1,386,448
Total oil and gas properties	3,415,175	3,690,835
Accumulated depletion	(1,163,198)	(989,946)
Oil and gas properties, net	2,251,977	2,700,889

Other property	38,124	37,186
Accumulated depreciation	(31,700)	(29,183)
Other property, net	6,424	8,003

Property and equipment, net	$2,258,401	$2,708,892

We recorded depletion expense of $70.9 million and $15.6 million for the three months ended September 30, 2017 and 2016, respectively, and $173.3 million and $59.6 million for the nine months ended September 30, 2017 and 2016, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the nine months ended September 30, 2017. The table excludes $24.5 million in costs that were capitalized and subsequently expensed during the same period.

September 30, 2017
(In thousands)
Beginning balance	$734,463
Additions to capitalized exploratory well costs pending the determination of proved reserves	67,543
Reclassification due to determination of proved reserves	—
Divestitures(1)	(206,400)
Contribution of oil and gas property to equity method investment	(131,764)
Capitalized exploratory well costs charged to expense	—
Ending balance	$463,842
__________________________________

(1)	Represents the reduction in basis of suspended well costs associated with the Mauritania and Senegal transactions with BP.

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2017	December 31, 2016
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$65,606	$279,809
Exploratory well costs capitalized for a period of one to two years	184,486	244,804
Exploratory well costs capitalized for a period of three to eight years	213,750	209,850
Ending balance	$463,842	$734,463
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	6	5

As of September 30, 2017, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Mahogany, Teak (formerly Teak-1 and Teak-2) and Akasa discoveries in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all located offshore Ghana, the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border, the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania and the Teranga discovery in the Cayar Offshore Profond block offshore Senegal.

Mahogany and Teak Discoveries — In October 2017, the Jubilee Unit was expanded to include the Mahogany and Teak discoveries. As part of the expansion of the Jubilee Unit, the capitalized exploratory well costs will be moved to proved property in the fourth quarter of 2017.

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

Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells have been drilled in the Greater Tortue Discovery area, Ahmeyim-2 in Mauritania and Guembeul-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Discovery. Data acquired from the drill stem test will be used to further optimize field development and to refine process design parameters critical to the Front End Engineering Design (FEED) process. Following additional technical and commercial evaluation, a decision regarding commerciality will be made.

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
7. Debt

	September 30, 2017	December 31, 2016
	(In thousands)
Outstanding debt principal balances:
Facility	$600,000	$850,000
Senior Notes	525,000	525,000
Total	1,125,000	1,375,000
Unamortized deferred financing costs and discounts(1)	(44,648)	(53,126)
Long-term debt, net	$1,080,352	$1,321,874
__________________________________

(1)
Includes $25.0 million and $30.3 million of unamortized deferred financing costs related to the Facility and $19.6 million and $22.8 million of unamortized deferred financing costs and discounts related to the Senior Notes as of September 30, 2017 and December 31, 2016, respectively.

Facility

In March 2014, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities.

In August 2017, following the lender’s waiver of the September 30, 2017 semi-annual redetermination, the borrowing base under our Facility will remain at $1.3 billion. The borrowing base calculation includes value related to the Jubilee and TEN fields. As of September 30, 2017, borrowings under the Facility totaled $600.0 million and the undrawn availability under the Facility was $700.8 million.

The Facility provides a revolving-credit and letter of credit facility. The availability period for the revolving-credit facility, as amended in March 2014, expires on March 31, 2018, however, the Facility has a revolving-credit sublimit, which will be the lesser of $500.0 million and the total available facility at that time, that will be available for drawing until the date falling one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2018, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2021. As of September 30, 2017, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2017 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million, extending the maturity date to November 2018 and lowering the commitment fees on the undrawn portion of the total commitments to 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of September 30, 2017, we have $3.2 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term. These deferred financing costs are included in the Other assets section of the consolidated balance sheets.

As of September 30, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2017 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2016, we amended and restated the revolving letter of credit facility agreement (“LC Facility”), extending the maturity date to July 2019. During the first quarter of 2017, the LC Facility size was increased to $115.0 million. In April 2017, we reduced the size of our LC Facility to $70 million. As of September 30, 2017, there were eight outstanding letters of credit totaling $60.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

At September 30, 2017, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2017(2)	2018	2019	2020	2021	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,125,000	$—	$—	$377	$404,971	$719,652	$—
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on, as of September 30, 2017, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2017, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period October 1, 2017 through December 31, 2017.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest expense	$22,961	$23,057	$68,934	$65,829
Amortization—deferred financing costs	2,551	2,551	7,653	7,653
Capitalized interest	(8,563)	(15,545)	(25,498)	(49,575)
Deferred interest	662	663	1,610	406
Interest income	(745)	(485)	(2,485)	(1,319)
Other, net	1,612	825	4,515	7,274
Interest and other financing costs, net	$18,478	$11,066	$54,729	$30,268

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of September 30, 2017. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
			Deferred
			Premium
Term	Type of Contract	MBbl	Payable, Net	Swap	Sold Put	Floor	Ceiling	Call
2017:
October — December	Swap with puts/calls	503	$2.13	$72.50	$55.00	$—	$—	$90.00
October — December	Swap with puts	503	—	64.95	50.00	—	—	—
October — December	Three-way collars	1,006	1.72	—	30.00	45.00	60.00	—
October — December	Sold calls(1)	500	—	—	—	—	85.00	—
2018:
January — December	Swap with puts	2,000	$—	$54.32	$40.00	$—	$—	$—
January — December	Three-way collars	2,913	0.74	—	41.57	56.57	65.90	—
January — December	Four-way collars	3,000	1.06	—	40.00	50.00	61.33	70.00
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—
2019:
January — December	Three-way collars	4,500	$0.26	$—	$40.00	$50.00	$62.78	$—
January — December	Sold calls(1)	913	—	—	—	—	80.00	—
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In October 2017, we entered into costless swap contracts for 1.0 MMBbl from January 2018 through June 2018 with a fixed price of $57.25 per barrel, and costless swaps and sold put contracts for 2.0 MMBbl from July 2018 through December 2

018 with a weighted average fixed price of $57.96 per barrel and a weighted average sold put price of $45.00 per barrel. The contracts are indexed to Dated Brent prices.

Interest Rate Derivative Contracts

The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of September 30, 2017:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
October 2017 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of September 30, 2017 and December 31, 2016 and gain/(loss) from derivatives during the three and nine months ended September 30, 2017 and 2016, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$15,811	$31,698
Interest rate	Derivatives assets—current	389	—
Commodity(2)	Derivatives assets—long-term	2,107	3,226
Interest rate	Derivatives assets—long-term	305	582
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(9,016)	(19,163)
Interest rate	Derivatives liabilities—current	—	(529)
Commodity(4)	Derivatives liabilities—long-term	(7,256)	(14,123)
Total derivatives not designated as hedging instruments		$2,340	$1,691
__________________________________

(1)	Includes net deferred premiums payable of $2.0 million and $3.9 million related to commodity derivative contracts as of September 30, 2017 and December 31, 2016, respectively.

(2)	Includes net deferred premiums payable of $0.7 million and $2.5 million related to commodity derivative contracts as of September 30, 2017 and December 31, 2016, respectively.

(3)
Includes zero and $30.9 thousand as of September 30, 2017 and December 31, 2016, respectively, which represents our provisional oil sales contract. Also includes net deferred premiums payable of $4.4 million and $6.2 million related to commodity derivative contracts as of September 30, 2017 and December 31, 2016, respectively.

(4)	Includes net deferred premiums payable of $2.1 million and $0.6 million related to commodity derivative contracts as of September 30, 2017 and December 31, 2016, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2017	2016	2017	2016
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$(6,221)	$344	$(10,781)	$(712)
Commodity	Derivatives, net	(26,864)	16,891	36,404	(33,752)
Interest rate	Interest expense	64	760	301	(2,715)
Total derivatives not designated as hedging instruments		$(33,021)	$17,995	$25,924	$(37,179)
__________________________________

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.
Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2017 and December 31, 2016, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30,2017
Assets:
Commodity derivatives	$—	$17,918	$—	$17,918
Interest rate derivatives	—	694	—	694
Liabilities:
Commodity derivatives	—	(16,272)	—	(16,272)
Interest rate derivatives	—	—	—	—
Total	$—	$2,340	$—	$2,340
December 31,2016
Assets:
Commodity derivatives	$—	$34,924	$—	$34,924
Interest rate derivatives	—	582	—	582
Liabilities:
Commodity derivatives	—	(33,286)	—	(33,286)
Interest rate derivatives	—	(529)	—	(529)
Total	$—	$1,691	$—	$1,691

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

Debt

The following table presents the carrying values and fair values at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$506,594	$545,874	$503,716	$528,938
Facility	600,000	600,000	850,000	850,000
Total	$1,106,594	$1,145,874	$1,353,716	$1,378,938

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

10. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $9.6 million and $9.2 million during the three months ended September 30, 2017 and 2016, respectively, and $29.9 million and $30.4 million during the nine months ended September 30, 2017 and 2016, respectively. The total tax benefit for the three months ended September 30, 2017 and 2016 was $3.2 million and $3.0 million, respectively, and $9.9 million and $9.9 million during the nine months ended September 30, 2017 and 2016, respectively. Additionally, we recorded a net tax shortfall related to equity-based compensation of $0.2 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $5.3 million during the nine months ended September 30, 2017 and 2016, respectively. The fair value of awards vested during the three months ended September 30, 2017 and 2016 was approximately $1.4 million and $2.4 million, respectively, and $20.7 million and $13.4 million during the nine months ended September 30, 2017 and 2016, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially all these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of September 30, 2017:

		Weighted-
	Service Vesting	Average
	Restricted Stock	Grant-Date
	Awards	Fair Value
	(In thousands)
Outstanding at December 31, 2016	488	$8.83
Granted	—	—
Forfeited	—	—
Vested	(268)	8.97
Outstanding at September 30, 2017	220	8.64

The following table reflects the outstanding restricted stock units as of September 30, 2017:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2016	4,160	$6.91	7,194	$12.29
Granted	2,063	6.41	2,170	9.50
Forfeited	(123)	7.03	(27)	7.76
Vested	(1,864)	7.50	(894)	15.44
Outstanding at September 30, 2017	4,236	6.40	8,443	11.26

As of September 30, 2017, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $33.5 million over a weighted average period of 1.48 years. At September 30, 2017, the Company had approximately 3.4 million shares that remain available for issuance under the LTIP.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Bermuda	$(17,740)	$(15,989)	$(50,680)	$(47,212)
United States	1,437	1,132	4,231	5,447
Foreign—other	(48,617)	(37,404)	(9,863)	(195,379)
Income (loss) before income taxes	$(64,920)	$(52,261)	$(56,312)	$(237,144)

Our effective tax rate for the three months ended September 30, 2017 and 2016 is 2% and 14%, respectively. For the nine months ended, September 30, 2017 and 2016, our effective tax rate was 79% and 4%, respectively. The effective tax rate is impacted by the effect of equity-based compensation tax shortfalls and windfalls equal to the difference between the income tax benefit recognized for financial statement purposes and the income tax benefit realized for tax return purposes and by non-deductible expenditures associated with the damage to the turret bearing, due to the expected recovery from insurance proceeds. Any such insurance recoveries would not be subject to income tax.

The Company files income tax returns in all jurisdictions where such requirements exist, however, our primary tax jurisdictions are Ghana and the United States. The Company is open to Ghanaian federal income tax examinations for tax years 2014 through 2016 and in the United States, to federal income tax examinations for tax years 2013 through 2016.

As of September 30, 2017, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

12. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(63,405)	$(59,763)	$(100,713)	$(227,080)
Basic income allocable to participating securities(1)	—	—	—	—
Basic net loss allocable to common shareholders	(63,405)	(59,763)	(100,713)	(227,080)
Diluted adjustments to income allocable to participating securities(1)	—	—	—	—
Diluted net loss allocable to common shareholders	$(63,405)	$(59,763)	$(100,713)	$(227,080)
Denominator:
Weighted average number of shares outstanding:
Basic	389,058	386,026	388,114	385,130
Restricted stock awards and units(1)(2)	—	—	—	—
Diluted	389,058	386,026	388,114	385,130
Net loss per share:
Basic	$(0.16)	$(0.15)	$(0.26)	$(0.59)
Diluted	$(0.16)	$(0.15)	$(0.26)	$(0.59)
__________________________________

(1)
Our service vesting restricted stock awards represent participating securities because they participate in non-forfeitable dividends with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Our restricted stock awards with market and service vesting criteria and all restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net loss per common share calculation. Our service vesting restricted stock awards do not participate in undistributed net losses because they are not contractually obligated to do so and, therefore, are excluded from the basic net loss per common share calculation in periods we are in a net loss position.

(2)
We excluded outstanding restricted stock awards and units of 12.9 million and 12.0 million for the three and nine months ended September 30, 2017 and 2016, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill two exploration wells in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to their maximum $228 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Equatorial Guinea, Mauritania and Western Sahara, we have 3D seismic requirements of 6,000 square kilometers, 7,600 square kilometers and 5,000 square kilometers, respectively. Additionally, in Morocco certain geological studies are also required. The Equatorial Guinea block commitments are subject to ratification by the President of Equatorial Guinea.

In January 2017, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., elected to cancel the fourth year option of the ENSCO DS-12 (formerly the Atwood Achiever) drilling rig contract and revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. During the first quarter of 2017, KEV made a rate recovery payment of $48.1 million representing the difference between the original day rate and the amended day rate multiplied by the number of days from the amendment effective date to the date the election was exercised plus certain administrative costs which was recorded as exploration expense.

Future minimum rental commitments under our leases at September 30, 2017, are as follows:

	Payments Due By Year(1)
	Total	2017(2)	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating leases(3)	$9,910	$1,158	$4,736	$3,951	$65	$—	$—
ENSCO DS-12 drilling rig contract	25,585	25,585	—	—	—	—	—
__________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from October 1, 2017 through December 31, 2017.

(3)	Primarily relates to corporate office and foreign office leases.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued liabilities:
Exploration, development and production	$130,543	$76,194
General and administrative expenses	26,823	31,243
Interest	9,180	17,247
Income taxes	3,145	2,579
Taxes other than income	3,941	1,914
Other	172	529
	$173,804	$129,706

Other Income, Net

Other income, net consisted of zero Loss of Production Income (“LOPI”) proceeds, net related to the turret bearing issue on the Jubilee FPSO for the three months ended September 30, 2017 and 2016, and $58.7 million and $20.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our LOPI coverage for this incident ended in May 2017.

Oil and gas production

Oil and gas production expense included insurance recoveries related to our increased cost of working covered by our LOPI policy of zero for the three months ended September 30, 2017 and 2016, and $17.1 million and zero, for the nine months ended September 30, 2017 and 2016, respectively.

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the conversion of the Jubilee FPSO to a permanently spread moored facility, net of related insurance proceeds.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Inventory write-off	$(500)	$—	$47	$15,177
(Gain) loss on insurance settlements	—	(3,047)	(461)	(4,003)
Disputed charges and related costs	821	1,826	3,260	1,826
Loss on equity method investment	4,804	—	11,230	—
Other, net	(88)	426	157	768
Other expenses, net	$5,037	$(795)	$14,233	$13,768

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

Recent Developments

Corporate

In August 2017,  we announced that our entire issued and outstanding share capital has been admitted to the standard listing segment of the Official List of the Financial Conduct Authority and to trading on the London Stock Exchange’s main market for listed securities under the ticker “KOS”. The listing is expected to broaden Kosmos’ international investor base and provide access to an additional pool of capital.

The availability period for the Facility, as amended in March 2014, expires on March 31, 2018 and the letter of credit sublimit expires on the final maturity date of March 31, 2021. The first required payment could be as early as September 30, 2019, subject to the level of outstanding borrowings and the borrowing base constraints. We are currently in discussions with our lenders to refinance the Facility during the first quarter of 2018 to extend the availability period as well as include reserves for Equatorial Guinea.

Ghana

Jubilee

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility, with offloading through a new deepwater Catenary Anchor Leg Mooring (“CALM”) buoy. The Jubilee turret remediation work is progressing as planned and the FPSO spread-mooring at its current heading was completed in February 2017. This allowed the tug boats previously required to hold the vessel on a fixed heading to be removed, significantly reducing the cost and complexity of the current operation. The next phase of the remediation work involves lifting and locking the main bearing. The partners and the government of Ghana have agreed on the need to lift and lock the turret bearing and a shutdown is being planned in early 2018 to execute this workscope. Planning for the rotation of the vessel and the installation of a deepwater CALM buoy is ongoing, subject to final decisions and government approval. Total shutdown duration, for lifting and locking, rotation and offloading system installation, is not expected to exceed 12 weeks as previously forecast by the Operator.

The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is being mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Our LOPI coverage for this incident ended in May 2017 and final claim amounts have been approved with remaining cash proceeds received in August 2017.

The Greater Jubilee Full Field Development Plan (“GJFFDP”) was resubmitted to the government of Ghana in September 2017 and subsequently approved in October 2017. This plan, which is expected to increase proved reserves and extend the field production profile, has been optimized to reduce overall capital expenditures to reflect the current oil price market. In November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners, which became effective upon approval of the GJFFDP, to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure, thus reducing their development cost. Upon approval of the GJFFDP by the Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow.  The WCTP Block partners are in the process of taking the steps necessary to transfer operatorship of the remaining portions of the WCTP Block to Tullow.

Tweneboa, Enyenra and Ntomme (“TEN”)

In September 2017, the Special Chamber of the International Tribunal of the Sea (ITLOS) issued its final decision in the maritime boundary dispute between the Governments of Ghana and Cote d'Ivoire. The maritime boundary delimited by the Special Chamber's decision has no impact on TEN production or reserves or otherwise on the company's interests in Ghana. Production from TEN in the nine months ended September 30, 2017 averaged approximately 52,000 bopd and is on track to achieve or exceed the operator’s 2017 guidance of 50,000 bopd. After resuming drilling, the TEN fields are expected to increase production towards FPSO capacity of 80,000 bopd as development progresses.

Greater Tortue Discovery

In August 2017, we announced the successful completion of the drill stem test ("DST") of the Tortue-1 well, demonstrating that the Tortue field is a world-class resource and confirming key development parameters including well deliverability, reservoir connectivity, and fluid composition. The Tortue-1 well flowed at a sustained, equipment-constrained rate of approximately 60 million cubic feet per day (MMcfd) during the main extended flow period, with minimal pressure drawdown, providing confidence in well designs that are each capable of producing approximately 200 MMcfd. The DST results confirmed a connected volume per well consistent with the current development scheme, which together with the high well rate is expected to result in a low number of development wells compared to equivalent schemes. Initial analysis of fluid samples collected during the test indicate Tortue gas is well suited for liquefaction given low levels of liquids and minimal impurities. Data acquired from the DST will be used to further optimize field development and to refine process design parameters critical to the front end engineering and design ("FEED") process.

Senegal (Kosmos BP Senegal Limited (“KBSL”) – equity method investment)

In October 2017, KBSL transferred a 30% working interest in the Cayar offshore Profond and Saint Louis Offshore Profond blocks offshore Senegal to BP Senegal Investments Limited in exchange for their outstanding shares of KBSL which was approved, resulting in KBSL becoming a wholly-owned subsidiary of Kosmos. After the transfer, KBSL has a 30% working interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks (the "Senegal Blocks") offshore Senegal and therefore, KBSL will no longer be accounted for under the equity method of accounting.

Mauritania

In September 2017, we closed a farm-in agreement with Tullow Mauritania Limited, a subsidiary of Tullow Oil plc (“Tullow”), to acquire a 15% non-operated participating interest in Block C18 offshore Mauritania. Based on the terms of the agreement, we will reimburse a portion of past and interim period costs and partially carry future costs.

Drilling of the Hippocampe-1 exploration well on the C8 block was completed in October 2017. Designed to test Lower Cenomanian and Albian reservoirs, the well was drilled to a total depth of approximately 5,500 meters. Well-developed reservoirs were encountered in both exploration targets, but these proved to be water bearing. The well has been plugged and abandoned. Total well and other related costs of $21.0 million incurred from inception through September 30, 2017 are included in exploration expenses in the accompanying consolidated statement of operations. We estimate an additional $10.6 million of related well costs will be incurred in the fourth quarter, and will be expensed when incurred.

Sao Tome and Principe

In August 2017, we completed a 3D seismic survey of approximately 15,800 square kilometers over Blocks 5, 6, 11 and 12 offshore Sao Tome and Principe.

Equatorial Guinea

In October 2017, we entered into an agreement to acquire all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets, through a joint venture with an affiliate of Trident Energy ("Trident"). Under the terms of the agreement, Kosmos and Trident will each own 50% of Hess International Petroleum Inc. Kosmos will be primarily responsible for exploration and subsurface evaluation while Trident will primarily be responsible for production operations and optimization. The transaction expands our position in the Gulf of Guinea and provides immediate cash flow through existing production with potential to increase existing production and also provides step-out exploration opportunities with potential tie-back through existing infrastructure. The gross acquisition price is $650 million effective as of January 1, 2017. Kosmos is expected to pay net cash consideration of approximately $240 million at close, subject to post-closing adjustments, with a combination of cash on hand and availability under the Facility. The transaction is expected to close by year end, subject to customary closing conditions, and will be accounted for as an equity method investment.

In October 2017, we also entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. Ratification of the petroleum contracts by the President of Equatorial Guinea is expected by the end of the year. We presently have an 80% interest and are the operator in all three blocks, but pursuant to an agreement with Trident we expect to assign a 40% interest in the blocks to an affiliate of Trident after completion of the Hess transaction. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes a 6,000 square kilometer 3D seismic acquisition requirement across the blocks. Upon closing of the Hess transaction and the assignment of a 40% interest to the Trident affiliate noted above, interests in these three blocks will be 40% Kosmos, 40% Trident and 20% GEPetrol.

Results of Operations

All of our results, as presented in the table below, represent operations in Ghana. Certain operating results and statistics for the three and nine months ended September 30, 2017 and 2016 are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per barrel data)
Sales volumes (MBbl):
Jubilee	1,943	947	5,838	3,791
TEN	996	—	1,992	—
Total sales volumes	2,939	947	7,830	3,791

Revenues:
Oil and gas sales	$151,240	$46,628	$391,035	$154,259
Average sales price per Boe	51.46	49.24	49.94	40.69

Costs:
Oil and gas production, excluding workovers	$38,118	$13,525	$79,110	$75,587
Oil and gas production, workovers	1,069	49	1,567	60
Total oil and gas production costs	$39,187	$13,574	$80,677	$75,647

Depletion and depreciation	$73,490	$17,838	$180,909	$66,031

Average cost per Boe:
Oil and gas production, excluding workovers	$12.97	$14.28	$10.10	$19.94
Oil and gas production, workovers	0.36	0.05	0.20	0.02
Total oil production costs	13.33	14.33	10.30	19.96

Depletion and depreciation	25.01	18.84	23.10	17.42
Oil and gas production cost and depletion costs	$38.34	$33.17	$33.40	$37.38

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2017:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	2	0.48
West Cape Three Points	—	—	—	—	9	2.78	—	—
TEN	—	—	—	—	—	—	5	0.85
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8	1	0.28	—	—	3	0.84	—	—
Senegal (KBSL - equity method investment)
Saint Louis Offshore Profond	—	—	—	—	1	0.30	—	—
Cayar Profond	—	—	—	—	2	0.60	—	—
Total	1	0.28	—	—	16	4.70	7	1.33

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$151,240	$46,628	$104,612
Other income, net	2	20,001	(19,999)
Total revenues and other income	151,242	66,629	84,613
Costs and expenses:
Oil and gas production	39,187	13,574	25,613
Facilities insurance modifications, net	(3,906)	5,946	(9,852)
Exploration expenses	36,983	66,238	(29,255)
General and administrative	20,029	21,914	(1,885)
Depletion and depreciation	73,490	17,838	55,652
Interest and other financing costs, net	18,478	11,066	7,412
Derivatives, net	26,864	(16,891)	43,755
Other expenses, net	5,037	(795)	5,832
Total costs and expenses	216,162	118,890	97,272
Loss before income taxes	(64,920)	(52,261)	(12,659)
Income tax expense (benefit)	(1,515)	7,502	(9,017)
Net loss	$(63,405)	$(59,763)	$(3,642)

Oil and gas revenue.  Oil and gas revenue increased by $104.6 million as a result of three cargos sold during the three months ended September 30, 2017, compared to one cargo sold during the three months ended September 30, 2016. We lifted and sold 2,939 MBbl at an average realized price per barrel of $51.46 during the three months ended September 30, 2017 and 947 MBbl at an average realized price per barrel of $49.24 during the three months ended September 30, 2016.

Other income, net.  Other income, net decreased by $20.0 million as we recognized $20.0 million of LOPI proceeds, net during the three months ended September 30, 2016 related to the turret bearing issue on the Jubilee FPSO. The LOPI claim was finalized in June 2017.

Oil and gas production.  Oil and gas production costs increased by $25.6 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 as a result of costs related to the sale of three cargos of oil, including one TEN cargo, as compared to one Jubilee cargo for the respective periods.

Facilities insurance modifications, net. During the three months ended September 30, 2017, we incurred $3.3 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue. These costs were offset by $7.2 million of hull and machinery insurance proceeds received during the three months ended September 30, 2017 resulting in a credit of $3.9 million. During the three months ended September 30, 2016, we incurred $5.9 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue with no insurance recoveries.

Exploration expenses.  Exploration expenses decreased by $29.3 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The change is primarily a result of $46.8 million of stacked rig costs associated with the ENSCO DS-12 (formerly the Atwood Achiever) incurred during the three months ended September 30, 2016, which is partially offset by an increase in unsuccessful well costs for the Mauritania Hippocampe-1 exploration well incurred during the three months ended September 30, 2017.

General and administrative.  General and administrative costs decreased by $1.9 million during the three months ended September 30, 2017, as compared with the three months ended September 30, 2016. The decrease is primarily a result of carried costs associated with the BP transactions.

Depletion and depreciation.  Depletion and depreciation increased $55.7 million during the three months ended September 30, 2017, as compared with the three months ended September 30, 2016. The increase is primarily a result of depletion recognized related to the sale of three cargos of oil, including one TEN cargo, during the three months ended September 30, 2017, as compared to one Jubilee cargo during the three months ended September 30, 2016. In addition, the 2017 depletion rate is higher as a result of a decrease in recognized proved reserves associated with the Jubilee Field in the fourth quarter of 2016 and a higher depletion rate for the TEN fields.

Interest and other financing costs, net.  Interest and other financing costs, net increased $7.4 million primarily a result of the TEN fields coming online in August 2016, which resulted in a $7.0 million decrease in capitalized interest.

Derivatives, net.  During the three months ended September 30, 2017 and 2016, we recorded a loss of $26.9 million and a gain of $16.9 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net increased $5.8 million primarily related to a $4.8 million loss on equity method investment in KBSL during the three months ended September 30, 2017. During the three months ended September 30, 2016, we recorded a $3.0 million gain on insurance settlement offset by $1.8 million of arbitration related legal fees.

Income tax expense (benefit).  The Company’s effective tax rates for the three months ended September 30, 2017 and 2016 were 2% and 14%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. The effective tax rate in Ghana is impacted by the timing of non-deductible expenditures incurred associated with the damage to the turret bearing, due to the expected recovery from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Income tax expense decreased $9.0 million during the three months ended September 30, 2017, as compared with September 30, 2016, primarily as a result of mark to market losses on our oil derivatives during the current period compared to gains in the prior year period, higher operating expenses, and higher depletion and depreciation expense associated with TEN production, partially offset by higher oil revenue in Ghana,

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$391,035	$154,259	$236,776
Other income, net	58,697	20,179	38,518
Total revenues and other income	449,732	174,438	275,294
Costs and expenses:
Oil and gas production	80,677	75,647	5,030
Facilities insurance modifications, net	(1,334)	5,946	(7,280)
Exploration expenses	162,679	126,498	36,181
General and administrative	50,555	59,672	(9,117)
Depletion and depreciation	180,909	66,031	114,878
Interest and other financing costs, net	54,729	30,268	24,461
Derivatives, net	(36,404)	33,752	(70,156)
Other expenses, net	14,233	13,768	465
Total costs and expenses	506,044	411,582	94,462
Loss before income taxes	(56,312)	(237,144)	180,832
Income tax expense (benefit)	44,401	(10,064)	54,465
Net loss	$(100,713)	$(227,080)	$126,367

Oil and gas revenue.  Oil and gas revenue increased by $236.8 million as a result of eight cargos sold during the nine months ended September 30, 2017, compared to four cargos sold during the nine months ended September 30, 2016 at a higher average realized price. We lifted and sold 7,830 MBbl at an average realized price per barrel of $49.94 during the nine months ended September 30, 2017 and 3,791 MBbl at an average realized price per barrel of $40.69 during the nine months ended September 30, 2016.

Other income, net.  Other income, net increased by $38.5 million as we recognized $58.7 million of LOPI proceeds, net during the nine months ended September 30, 2017 related to the turret bearing issue on the Jubilee FPSO compared to $20.0 million of LOPI proceeds in the previous period. The LOPI claim was finalized in June 2017.

Oil and gas production.  Oil and gas production costs increased by $5.0 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 as a result of lower LOPI claim insurance proceeds recognized during the nine months ended September 30, 2017 offset by accrual adjustments from the Jubilee and TEN fields operator. The LOPI claim was finalized in June 2017.

Facilities insurance modifications, net. During the nine months ended September 30, 2017, we incurred $13.6 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue. These costs were offset by $14.9 million of hull and machinery insurance proceeds received during the nine months ended September 30, 2017 resulting in a credit of $1.3 million. During the nine months ended September 30, 2016, we incurred $5.9 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue with no insurance recoveries.

Exploration expenses.  Exploration expenses increased by $36.2 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase is primarily a result of a $48.1 million cancellation payment related to the exercise of our election to cancel the fourth year option of the ENSCO DS-12 drilling rig contract which is partially mitigated by a decrease of $21.1 million of stacked rig costs associated with the ESNSCO DS-12 incurred during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016. Additionally, there were increases of $21.0 million of unsuccessful well costs for the Mauritania Hippocampe-1 exploration well and $5.6 million in new ventures costs partially offset by a decrease of $17.9 million in geological and geophysical costs incurred during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016.

General and administrative.  General and administrative costs decreased by $9.1 million during the nine months ended September 30, 2017, as compared with the nine months ended September 30, 2016. The decrease is primarily a result of carried costs associated with the BP transactions, accrual adjustments from the Jubilee and TEN fields operator, and to a lesser extent a decrease in non-cash stock-based compensation.

Depletion and depreciation.  Depletion and depreciation increased $114.9 million during the nine months ended September 30, 2017, as compared with the nine months ended September 30, 2016. The increase is primarily a result of depletion recognized related to the sale of eight cargos of oil during the nine months ended September 30, 2017, as compared to four cargos during the nine months ended September 30, 2016. In addition, the 2017 depletion rate is higher as a result of a decrease in recognized proved reserves associated with the Jubilee Field in the fourth quarter of 2016 and a higher depletion rate for the TEN fields.

Interest and other financing costs, net.  Interest and other financing costs, net increased $24.5 million primarily a result of the TEN fields coming online in August 2016, which resulted in a $24.1 million decrease in capitalized interest during 2017.

Derivatives, net.  During the nine months ended September 30, 2017 and 2016, we recorded gain of $36.4 million and a loss of $33.8 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net increased $0.5 million primarily due to a $15.2 million impairment of inventory recorded during the nine months ended September 30, 2016, compared to a $11.2 million loss recognized on our equity method investment in KBSL and arbitration related legal fees recorded during the nine months ended, September 30, 2017.

Income tax expense (benefit).  The Company’s effective tax rates for the nine months ended September 30, 2017 and 2016 were 79% and 4%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses. The effective tax rate in Ghana is impacted by the timing of non-deductible expenditures incurred associated with the damage to the turret bearing, due to the expected recovery from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Income tax expense increased $54.5 million during the nine months ended September 30, 2017, as compared with September 30, 2016, primarily as a result of higher oil revenue in Ghana and mark to market gains on our oil derivatives, partially offset by higher depletion and depreciation expense associated with TEN production.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margins. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt as well as partner carries. In relation to cash flow generated from our operating activities, if we are unable to continuously export associated natural gas in large quantities, which causes potential production restraints, then the Company’s cash flows from operations will be adversely affected. In the past we have experienced equipment failures on the FPSOs, and we are currently working to remediate the turret bearing issue on the Jubilee FPSO. This equipment downtime negatively impacted oil production, and we are in the process of repairing the current mechanical issues and implementing a long-term solution for the turret bearing issue.
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
Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$94,412	$(65,623)
Borrowings under long-term debt	—	450,000
Proceeds on sale of assets	222,068	210
	316,480	384,587
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	100,712	506,256
Other property	1,639	1,003
Payments on long-term debt	250,000	—
Purchase of treasury stock	2,116	1,930
	354,467	509,189
Decrease in cash, cash equivalents and restricted cash	$(37,987)	$(124,602)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2017 was $94.4 million compared with net cash used in operating activities for the nine months ended September 30, 2016 of $65.6 million. The increase in cash provided by operating activities in the nine months ended September 30, 2017 when compared to the same period in 2016 is primarily a result of an increase in oil and gas revenue and LOPI proceeds, net partially offset by an increase in exploration expense related to the stacked rig costs and rig option cancellation payment as well as a decrease in derivative cash settlements.

The following table presents our net debt and liquidity as of September 30, 2017:

September 30, 2017
(In thousands)
Cash and cash equivalents	$164,162
Restricted cash	71,046
Senior Notes at par	525,000
Drawings under the Facility	600,000
Net debt	$889,792

Availability under the Facility	$700,811
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,264,973

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in our Senegal and Mauritania license areas; and

•	acquire and analyze seismic, perform new ventures and manage our rig activities.

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

2017 Capital Program

We estimate we will spend approximately $100 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2017. Additionally, we expect to incur approximately $240 million, subject to post-closing adjustments, associated with the acquisition of the Ceiba Field and Okume Complex assets offshore Equatorial Guinea. Through September 30, 2017, we have spent approximately $217 million which was offset by the initial proceeds from the BP transaction of $222 million resulting in a credit to our capital budget of $5 million.

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

In August 2017, following the lender’s waiver of the September 30, 2017 semi-annual redetermination, the borrowing base under our Facility will remain at $1.3 billion. The borrowing base calculation includes value related to the Jubilee and TEN fields.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2017 (the most recent assessment date). The Facility contains customary cross default provisions.

The availability period for the Facility, as amended in March 2014, expires on March 31, 2018 and the letter of credit sublimit expires on the final maturity date of March 31, 2021. The first required payment could be as early as September 30, 2019, subject to the level of outstanding borrowings and the borrowing base constraints. We are currently in discussions with our lenders to refinance the Facility during the first quarter of 2018 to extend the availability period as well as include reserves for Equatorial Guinea.

Corporate Revolver

In June 2015, we amended and restated the Corporate Revolver from a number of financial institutions, increasing the borrowing capacity to $400.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs.

As of September 30, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.

We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2017 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

In July 2016, we amended and restated the revolving letter of credit facility agreement (“LC Facility”), extending the maturity date to July 2019. During the first quarter of 2017, the LC Facility size was $115.0 million. In April 2017, we reduced the size of our LC Facility to $70 million. As of September 30, 2017, there were eight outstanding letters of credit totaling $60.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2017:

	Payments Due By Year(5)
	Total	2017(6)	2018	2019	2020	2021	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,125,000	$—	$—	$377	$404,971	$719,652	$—
Interest payments on long-term debt(2)	281,477	11,406	82,056	75,351	67,448	45,216	—
Operating leases(3)	9,910	1,158	4,736	3,951	65	—	—
ENSCO DS-12 drilling rig contract(4)	25,585	25,585	—	—	—	—	—

__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on, as of September 30, 2017, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2017, there were no borrowings under the Corporate Revolver.

(2)
Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves plus applicable margin at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.

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

(6)	Represents the period from October 1, 2017 through December 31, 2017.

We currently have a commitment to drill two exploration wells in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to their maximum $228 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Equatorial Guinea, Mauritania and Western Sahara, we have 3D seismic requirements of 6,000 square kilometers, 7,600 square kilometers and 5,000 square kilometers, respectively. Additionally, in Morocco certain geological studies are also required. The Equatorial Guinea block commitments are subject to ratification by the President of Equatorial Guinea.

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

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						September 30,
	2017(5)	2018	2019	2020	2021	Thereafter	2017
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$—	$525,000	$—	$(545,874)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	—
Variable rate debt:
Facility(1)	$—	$—	$377	$404,971	$194,652	$—	$(600,000)
Weighted average interest rate(2)	4.50%	5.19%	5.59%	6.18%	6.55%	—
Capped interest rate swaps:
Notional debt amount	$200,000	$200,000	$—	$—	$—	$—	$694
Cap	3.00%	3.00%	—	—	—	—
Average fixed rate payable(3)	1.23%	1.23%	—	—	—	—
Variable rate receivable(4)	1.26%	1.57%	—	—	—	—
__________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2017. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of September 30, 2017, there were no borrowings under the Corporate Revolver.

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

(4)	Based on implied forward rates in the yield curve at the reporting date.

(5)	Represents the period October 1, 2017 through December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

•	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;

•	the ability to obtain financing and to comply with the terms under which such financing may be available;

•	the volatility of oil and natural gas prices;

•	the availability, cost, function and reliability of developing appropriate infrastructure around and transportation to our discoveries and prospects;

•	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;

•	other competitive pressures;

•	potential liabilities inherent in oil and natural gas operations, including drilling and production risks and other operational and environmental risks and hazards;

•	current and future government regulation of the oil and gas industry or regulation of the investment in or ability to do business with certain countries or regimes;

•	cost of compliance with laws and regulations;

•	changes in environmental, health and safety or climate change or greenhouse gas (“GHG”) laws and regulations or the implementation, or interpretation, of those laws and regulations;

•	adverse effects of sovereign boundary disputes in the jurisdictions in which we operate;

•	environmental liabilities;

•	geological, geophysical and other technical and operations, including drilling and oil and gas production and processing;

•	military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2017:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2016	$1,638	$53	$1,691
Changes in contract fair value	25,623	301	25,924
Contract maturities	(25,615)	340	(25,275)
Fair value of contracts outstanding as of September 30, 2017	$1,646	$694	$2,340

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude, prices during the nine months ended September 30, 2017 ranged between $44.28 and $59.27.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2017. Volumes and weighted average prices are net of any offsetting derivatives entered into.

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Deferred						Fair Value at
			Premium						September 30,
Term	Type of Contract	MBbl	Payable, Net	Swap	Sold Put	Floor	Ceiling	Call	2017(2)
									(In thousands)
2017:
October — December	Swap with puts/calls	503	$2.13	$72.50	$55.00	$—	$—	$90.00	$6,348
October — December	Swap with puts	503	—	64.95	50.00	—	—	—	4,073
October — December	Three-way collars	1,006	1.72	—	30.00	45.00	60.00	—	(2,171)
October — December	Sold calls(1)	500	—	—	—	—	85.00	—	—
2018:
January — December	Swap with puts	2,000	$—	$54.32	$40.00	$—	$—	$—	$(3,611)
January — December	Three-way collars	2,913	0.74	—	41.57	56.57	65.90	—	6,202
January — December	Four-way collars	3,000	1.06	—	40.00	50.00	61.33	70.00	(2,589)
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—	(2,624)
2019:
January — December	Three-way collars	4,500	$0.26	$—	$40.00	$50.00	$62.78	$—	$(3,609)
January — December	Sold calls(1)	913	—	—	—	—	80.00	—	(373)
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)
Fair values are based on the average forward Dated Brent oil prices on September 30, 2017 which by year are: 2017 — $56.38, 2018 — $55.51 and 2019 — $54.77. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on November 1, 2017 market quotes by year are: 2017 — $60.57, 2018 — $58.72 and 2019 — $56.53.

In October 2017, we entered into costless swap contracts for 1.0 MMBbl from January 2018 through June 2018 with a fixed price of $57.25 per barrel; and costless swap and sold put contracts for 2.0 MMBbl from July 2018 through December 2018 with a weighted average fixed price of $57.96 per barrel and a weighted average sold put price of $45.00 per barrel. The contracts are indexed to Dated Brent prices.

At September 30, 2017, our open commodity derivative instruments were in a net asset position of $1.6 million. As of September 30, 2017, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $54.7 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $47.3 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At September 30, 2017, we had indebtedness outstanding under the Facility of $600.0 million, of which $400.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of September 30, 2017 was approximately 4.5%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $0.5 million in interest expense per year on the Facility. We pay commitment fees on the undrawn availability and unavailable commitments under the Facility and on the undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of September 30, 2017, the fair market value of our interest rate swaps was a net asset of approximately $0.7 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2016 and in the "Item 1A. Risk Factors" section of our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutorily tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of restricted shares purchased during the nine months ended September 30, 2017 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
(In thousands)
January 1, 2017—January 31, 2017	74	$7.01
February 1, 2017—February 28, 2017	—	—
March 1, 2017—March 31, 2017	—	—
April 1, 2017—April 30, 2017	—	—
May 1, 2017—May 31, 2017	—	—
June 1, 2017—June 30, 2017	13	6.12
July 1, 2017—July 31, 2017	—	—
August 1, 2017—August 31, 2017	—	—
September 1, 2017—September 30, 2017	—	—
Total	87	6.87

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended September 30, 2017. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended September 30, 2017, as the case may be, additional reportable transactions may be disclosed by such companies.

As of September 30, 2017, funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 24% of our outstanding common shares. We are also a party to a shareholders agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus currently has the right to designate two members of our board of directors. Accordingly, Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended September 30, 2017.

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

SAMIH Disclosure:

Quarter ended September 30, 2017

Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine month period ended September 30, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine month period ended September 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the nine month period ended September 30, 2017.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	November 6, 2017	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1**	Farm-out Agreement Relating to Block C-18, Offshore Mauritania between Tullow Mauritania Limited, Kosmos Energy Mauritania and BP Mauritania Investments Limited dated June 9, 2017.

10.2**
Deed of Novation and Amendment dated September 20, 2017 between Tullow Mauritania Limited, Total E&P Mauritania Block C18 B.V., Kosmos Energy Mauritania, BP Mauritania Investments Limited and SMHPM in related to Block C-18.

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
__________________________________
*      Filed herewith.

**    Furnished herewith.