Form 10-K
period 2017-12-31
Kosmos Energy Ltd.
filed 2018-02-26
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
London Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common shares held by non‑affiliates, based on the per‑share closing price of the registrant’s common shares as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,462,148,287.
The number of the registrant’s Common Shares outstanding as of February 16, 2018 was 395,706,528.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.
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
“EBITDAX”
Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results. The Facility EBITDAX definition includes 50% of the EBITDAX adjustments of Kosmos-Trident International Petroleum Inc.

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

“Field life cover ratio”
The “field life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) the forecasted net present value of net cash flow through depletion plus the net present value of the forecast of certain capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.

“FPSO”	Floating production, storage and offloading vessel.
“Interest cover ratio”
The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.

“Loan life cover ratio”
The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.

"LNG"	Liquefied natural gas.
“MBbl”	Thousand barrels of oil.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
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

•
termination of or intervention in concessions, rights or authorizations granted by the governments of Cote d'Ivoire, Equatorial Guinea, Ghana, Mauritania, Morocco, Sao Tome and Principe, Senegal or Suriname (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

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

PART I
Item 1.  Business
General

Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana and Equatorial Guinea, large discoveries and significant further exploration potential offshore Mauritania and Senegal, as well as exploration licenses offshore Cote d'Ivoire, Equatorial Guinea, Morocco, Sao Tome and Principe, and Suriname. Kosmos is listed on the New York Stock Exchange (“NYSE”) and London Stock Exchange ("LSE") and is traded under the ticker symbol KOS.
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
Following our formation, we acquired multiple exploration licenses and proved the geologic concept with the discovery of the Jubilee Field within the Tano Basin in the deep waters offshore Ghana in 2007. This was the first of our discoveries offshore Ghana; it was one of the largest oil discoveries worldwide in 2007 and is considered one of the largest finds offshore West Africa during that decade. As technical operator of the initial phase of the Jubilee Field, we led an Integrated Project Team ("IPT") that planned and executed the development. Oil production from the Jubilee Field began in November 2010, just 42 months after initial discovery, a record for a deepwater development in this water depth in West Africa.
Kosmos and our partners discovered the Tweneboa, Enyenra and Ntomme ("TEN") fields in 2009, 2010 and 2012, respectively. The TEN fields are being developed through a phased manner delivering first oil in August 2016, and thus, becoming our second producing asset offshore Ghana. The project was delivered on time and within budget.

Following our Initial Public Offering in 2011, we acquired several new exploration licenses and again proved a new geologic concept with the Ahmeyim discovery (formerly known as Tortue) in the deepwater offshore Mauritania in 2015. The Ahmeyim discovery was one of the largest natural gas discoveries worldwide in 2015 and is believed to be the largest ever gas discovery offshore West Africa. We have since demonstrated the extension of this gas discovery into Senegal with the successful Guembeul-1 exploration well, which we collectively call the Greater Tortue discovery. We have now drilled six successful exploration and appraisal wells offshore Mauritania and Senegal, and in aggregate have discovered a gross potential natural gas resource of approximately 40 trillion cubic feet and derisked over 40 trillion cubic feet.

In November 2017, through a joint venture with an affiliate of Trident Energy ("Trident"), we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets. Under the terms of the agreement with Trident, Kosmos and Trident each own 50% of Hess International Petroleum Inc. Hess International Petroleum Inc. was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). The gross acquisition price was $650 million effective as of January 1, 2017. Kosmos paid net cash consideration of approximately $231 million at close in November 2017, after customary purchase price adjustments. The transaction is accounted for as an equity method investment. Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The transaction expands our position in the Gulf of Guinea and provides immediate cash flow through existing production with potential to increase existing production and also provides step-out exploration opportunities with potential low cost tie-back through existing infrastructure.

Our business strategy focuses on achieving three key objectives: (1) maximize the value of our producing assets; (2) appraise and develop our discovered resources offshore Mauritania and Senegal; and (3) increase value further through a high‑impact exploration program which is designed to unlock new petroleum systems. We are focused on increasing production, cash flows and reserves from the Jubilee and TEN fields as well as our recently acquired Ceiba and Okume fields. In Mauritania and Senegal, we expect to fully appraise our Greater Tortue discovery with the objective of making a final investment decision around the end of 2018 and producing first gas in late 2021, as well as advance our other discoveries to development. We also have a large inventory of leads and prospects in our exploration portfolio which we plan to continue to mature for future drilling. We plan to test the prospectivity of high impact opportunities in the coming years along the Atlantic Margins.

Our Business Strategy
Grow proved reserves and production through exploration, appraisal and development
In the near‑term, we plan to grow proved reserves and production by further developing our fields offshore Ghana and Equatorial Guinea. In Ghana, we plan to resume drilling at both the Jubilee Field, which now includes our Mahogany and Teak discoveries, pursuant to the Greater Jubilee Full Field Development Plan (“GJFFDP”), and at TEN through the drilling of additional development and production wells in 2018. In Equatorial Guinea, through our joint venture with Trident, we plan to maximize reserves and production through production optimization and in-fill drilling. In addition, we plan to sanction the first phase of the Greater Tortue development offshore Mauritania and Senegal which will define the path to first gas. Growth could also be realized through the development of all or a portion of our other discoveries in Mauritania and Senegal.
Focus on optimally developing our discoveries to initial production
Our development focus is designed to accelerate production, deliver early learnings and maximize returns. In certain circumstances, we believe a phased approach can be employed to optimize full‑field development through a better understanding of dynamic reservoir behavior and enable activities to be performed in a parallel rather than a sequential manner. A phased approach also facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phases are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phases of production to fund a portion of capital costs for subsequent phases. In contrast, a traditional development approach consists of full appraisal, conceptual engineering, preliminary engineering, detailed engineering, procurement and fabrication of facilities, development drilling and installation of facilities for the full‑field development, all performed sequentially, before first production is achieved. This traditional approach can considerably lengthen the time from discovery to first production.
For example, post‑discovery in 2007, first oil production from the Jubilee Field commenced in November 2010. This development timeline from discovery to first oil was significantly less than the seven to ten year industry average and set a record for a deepwater development of this size and scale at this water depth in West Africa. This condensed timeline reflects the lessons learned by our experienced team while leading other large scale deepwater developments. The Greater Tortue development is also expected to be developed in an accelerated, phased approach consistent with our business strategy.
Successfully open and develop our offshore exploration plays
We believe the prospects and leads offshore Equatorial Guinea, Mauritania, Senegal, Sao Tome and Principe, Cote d'Ivoire, and Suriname provide favorable opportunities to create substantial value through exploration drilling. During 2018, we plan to test this potential in Suriname and in other areas starting in 2019. Given the potential size of these prospects and leads, we believe that exploratory success in our operating areas could significantly add to our growth profile.
Identify, access and explore frontier and emerging regions and hydrocarbon plays
Our management and exploration teams have demonstrated an ability to identify regions and hydrocarbon plays that have the potential to yield multiple large commercial discoveries. We focus on frontier and emerging areas that have been under-explored yet offer attractive commercial terms as a result of reduced competition and first‑mover advantage. We expect to continue to use our systematic and proven geologically‑focused approach in frontier and emerging petroleum systems where geological data suggests hydrocarbon accumulations are likely to exist, but where commercial discoveries have yet to be made. We believe this focus on poorly understood, under‑explored or otherwise overlooked hydrocarbon basins enables us to unlock significant hydrocarbon potential and create substantial value for shareholders.
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
Apply our entrepreneurial culture, which fosters innovation and creativity, to continue our successful exploration and development program
Our employees are critical to the success of our business strategy and we have created an environment that enables them to focus their knowledge, skills and experience on finding and developing new fields. Culturally, we have an open, team‑oriented work environment that fosters entrepreneurial, creative and contrarian thinking. This approach enables us to fully consider and understand both risk and reward, as well as deliberately and collectively pursue strategies that create and maximize value. This philosophy and approach was successfully utilized offshore Ghana, Mauritania and Senegal, resulting in the discovery of significant new petroleum systems, which the industry previously did not consider either prospective or commercially viable.
Build the right strategic partnerships with complementary capabilities
We look to partner with high quality industry players with world‑class complementary capabilities early in our exploration projects. This strategy is designed to ensure that upon successful exploration and appraisal activities, the project can benefit from specific expertise provided by these partners, including exploration, development, production and above-ground capabilities. We have proven we can execute this strategy by partnering with supermajors including BP PLC ("BP"), Chevron Corporation (“Chevron”) and Total S.A. ("Total") across our exploration portfolio. In addition, bringing in the right strategic partners early in our projects often comes with a financial carry on future expenditures, allowing us to reduce our cost basis and increase return on investment.
During the second quarter of 2017, we formed the Kosmos-BP Strategic Exploration Alliance ("Alliance"). This Alliance broadens the relationship that previously covered new venture opportunities in Mauritania, Senegal and The Gambia to create an Atlantic Margin explorer-developer partnership. The Alliance leverages our regional exploration knowledge and capability together with BP's deepwater development expertise to execute a selective, joint frontier and emerging basin exploration strategy in the Atlantic Margin.

Maintain Financial Discipline
We strive to maintain a conservative financial profile and strong balance sheet with ample liquidity. Typically, we fund exploration and development activities from a combination of operating cash flows, debt and partner carries. As of December 31, 2017, after consideration of the refinancing of our RBL Facility in February 2018 which increased our availability to $1.5 billion, we had approximately $1.3 billion of liquidity available to fund our opportunities. During 2017, Kosmos generated approximately $236.6 million of cash flow from operations.
Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices and interest rates. We have an active commodity hedging program where we aim to hedge a portion of our anticipated sales volumes on a two‑to‑three year rolling basis. As of December 31, 2017, we have hedged positions covering 19.4 million barrels of oil from 2018 through 2019 oil production, which provide partial downside protection should Dated Brent oil prices fall below our floor prices. We also maintain insurance to partially protect against loss of production revenues from our producing assets.

Operations by Geographic Area
We currently have operations in Africa and South America. Presently, all operating revenues are generated from our operations offshore Ghana. We also have an equity method investment generating revenues with operations offshore Equatorial Guinea.
Our Fields
Information about our deepwater fields is summarized in the following table.

			Kosmos
			Participating
Fields	License		Interest		Operator		Stage
Ghana
Jubilee(1)	WCTP/DT	(2)	24.1%	(2)	Tullow		Production
TEN(1)	DT		17.0%	(4)	Tullow		Production
Akasa	WCTP		30.9%	(5,6)	Kosmos	(5)	Appraisal
Wawa	DT		18.0%	(6)	Tullow		Appraisal
Mauritania
Ahmeyim	Block C8	(3)	28.0%	(7)	BP		Appraisal
Marsouin	Block C8		28.0%	(7)	BP		Appraisal
Senegal
Guembeul	Saint Louis Offshore Profond	(3)	30.0%	(8)	BP	(8)	Appraisal
Teranga	Cayar Offshore Profond		30.0%	(8)	BP	(8)	Appraisal
Yakaar	Cayar Offshore Profond		30.0%	(8)	BP	(8)	Appraisal
Equatorial Guinea
Ceiba Field and Okume Complex - Equity Method Investment(1)	Block G		40.4%	(9)	KTEGI	(9)	Production
______________________________________

(1)	For information concerning our estimated proved reserves as of December 31, 2017, see “—Our Reserves.”

(2)
The Jubilee Field straddles the boundary between the West Cape Three Points (“WCTP”) petroleum contract and the Deepwater Tano (“DT”) petroleum contract offshore Ghana. To optimize resource recovery in this field, we entered into the Unitization and Unit Operating Agreement (the “UUOA”) in July 2009 with the Ghana National Petroleum Corporation (“GNPC”) and the other block partners of each of these two blocks. The UUOA governs the interests in and development of the Jubilee Field and created the Jubilee Unit from portions of the WCTP petroleum contract and the DT petroleum contract areas. As a result of the approval of the GJFFDP by Ghana’s Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow which are now included in the Jubilee Field.

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

In February 2018, the governments of Mauritania and Senegal signed an Inter-Governmental Cooperation Agreement ("ICA") which enables the development of the cross-border Tortue natural gas field to continue moving forward.

(4)	Our paying interest on development activities in the TEN fields is 19%.

(5)
Our paying interest on development activities in this discovery is 26.9%. Our participating interest as of December 31, 2017 is 30.0%. The WCTP partners transferred operatorship of the remaining portions of the WCTP Block, including the Akasa discovery, to Tullow effective February 1, 2018. Kosmos continues to assist Tullow with the transition process, which is expected to extend into the first half of 2018.

(6)
GNPC has the option to acquire additional paying interests in a commercial discovery on the WCTP Block and the DT Block of 2.5% and 5.0%, respectively. These interest percentages do not give effect to the exercise of such options.

(7)	SMHPM has the option to acquire up to an additional 4% paying interests in a commercial development. These interest percentages do not give effect to the exercise of such option.

(8)
PETROSEN has the option to acquire up to an additional 10% paying interests in a commercial development on the Saint Louis Offshore Profond and Cayar Offshore Profond blocks. The interest percentage does not give effect to the exercise of such option.

(9)
Kosmos owns a 50% interest in KTIPI which holds an 85% interest in the Ceiba Field and Okume Complex through its wholly-owned subsidiary, Kosmos-Trident Equatorial Guinea Inc. ("KTEGI"), representing a 40.375% net indirect interest to Kosmos. Kosmos and Trident provide operational management and support to KTEGI, who is operator of the Ceiba Field and Okume Complex.

Exploration License Areas

	Operator
	(Participating
	Interest)		Partners (Participating Interest)
Cote D'Ivoire
Block CI-526	Kosmos (45%)	(1)	BP (45%), PETROCI (10%)
Block CI-602	Kosmos (45%)	(1)	BP (45%), PETROCI (10%)
Block CI-603	Kosmos (45%)	(1)	BP (45%), PETROCI (10%)
Block CI-707	Kosmos (45%)	(1)	BP (45%), PETROCI (10%)
Block CI-708	Kosmos (45%)	(1)	BP (45%), PETROCI (10%)
Equatorial Guinea
Block EG-21	Kosmos (40%)	(2)	Trident (40%), GEPetrol (20%)
Block S	Kosmos (40%)	(2)	Trident (40%), GEPetrol (20%)
Block W	Kosmos (40%)	(2)	Trident (40%), GEPetrol (20%)
Mauritania
Block C6	BP (62%)	(3)	Kosmos (28%), SMHPM (10%)
Block C8	BP (62%)	(3)	Kosmos (28%), SMHPM (10%)
Block C12	BP (62%)	(3)	Kosmos (28%), SMHPM (10%)
Block C13	BP (62%)	(3)	Kosmos (28%), SMHPM (10%)
Block C18	Total (45%)	(3)	Kosmos (15%), BP (15%), Tullow (15%), SMHPM (10%)
Morocco
Essaouira	Kosmos (75%)		ONHYM (25%)
Sao Tome and Principe (4)
Block 5	Kosmos (45%)		Galp (20%), Equator (20%), ANP (15%),
Block 6	Galp (45%)		Kosmos (45%), ANP (10%)
Block 11	Kosmos (65%)		Galp (20%), ANP (15%)
Block 12	Kosmos (45%)		Galp (20%), Equator (22.5%), ANP (12.5%),
Senegal
Cayar Offshore Profond	BP (60%)	(5)	Kosmos (30%), PETROSEN (10%)
Saint Louis Offshore Profond	BP (60%)	(5)	Kosmos (30%), PETROSEN (10%)
Suriname
Block 42	Kosmos (33%)		Chevron (33%), Hess (33%)
Block 45	Kosmos (50%)		Chevron (50%)
______________________________________

(1)	PETROCI has the option to acquire up to an additional 2% paying interests in a commercial development. The interest percentage does not give effect to the exercise of such option.

(2)
These agreements are fully executed, but are pending Presidential ratification. We presently have an 80% interest and are the operator in all three blocks, but pursuant to an agreement with Trident we expect to assign a 40% interest in the blocks to an affiliate of Trident after presidential ratification. The interest percentage gives effect to the 40% interest assignment to Trident. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest for all development and production operations.

(3)
BP is the operator of record while Kosmos provides technical exploration operator services. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest in the discovery area between 10% and 14% (blocks C8, C12 and C13), 10% and 15% (Block C18) and 10% and 18% (Block C6). SMHPM will pay its portion of development and production costs in a commercial development on the blocks. The interest percentage does not give effect to the exercise of such option.

(4)	Kosmos and BP have been awarded the rights to negotiate petroleum contracts for blocks 10 and 13.

(5)
PETROSEN has the option to acquire up to an additional 10% paying interest in a commercial development on the Saint Louis Offshore Profond and Cayar Offshore Profond blocks. The interest percentage does not give effect to the exercise of such option.

Ghana
The WCTP Block and DT Block are located within the Tano Basin, offshore Ghana. This basin contains a proven world‑class petroleum system as evidenced by our discoveries. The following is a brief discussion of our discoveries on our license areas offshore Ghana.
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
The Greater Jubilee Full Field Development Plan (“GJFFDP”) was resubmitted to the government of Ghana in September 2017 and subsequently approved in October 2017. This plan, which is expected to increase proved reserves and extend the field production profile, has been optimized to reduce overall capital expenditures to reflect the current oil price market. In November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners, which became effective upon approval of the GJFFDP, to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure, thus reducing their development cost. As a result of the approval of the GJFFDP by the Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow. The WCTP partners transferred operatorship of the remaining portions of the WCTP Block, including the Akasa discovery, to Tullow effective February 1, 2018. Kosmos continues to assist Tullow with the transition process, which is expected to extend into the first half of 2018.
The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field to transport natural gas to the mainland for processing and sale. In November 2014, the transportation of gas produced from the Jubilee Field commenced through the gas pipeline to the onshore gas plant. However, the uptime of the facility in future periods is not known. In the absence of the continuous export of large quantities of natural gas from the Jubilee Field, it is anticipated that we will need to reinject or flare such natural gas. Our inability to continuously export associated natural gas in large quantities from the Jubilee Field could impact our oil production.
In prior years, certain near wellbore productivity issues were identified, impacting several Phase 1 production wells. The Jubilee Unit partners identified a means of successfully mitigating the near wellbore productivity issues with ongoing acid stimulation treatments. We have also experienced mechanical issues in the Jubilee Field, including failures of our water injection and gas compression facilities on the FPSO. This equipment downtime negatively impacted past oil production. We are in the process of correcting mechanical issues experienced in the Jubilee Field.
In February 2016, the Jubilee Field operator identified an issue with the turret bearing of the FPSO Kwame Nkrumah. This necessitated the FPSO to be shut down for an extended period beginning in March 2016 with production resuming in early May 2016. This resulted in the need to implement new operating and offloading procedures, including the use of tug boats for heading control and a dynamically positioned (“DP”) shuttle tanker and storage vessel for offloading.

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility. The Jubilee turret remediation work is progressing as planned and the FPSO spread-mooring at its current heading was completed in February 2017. This allowed the tug boats previously required to hold the vessel on a fixed heading to be removed, significantly reducing the cost and complexity of the current operation. The next phase of the remediation work involves lifting and locking the main turret bearing. With regard to the turret remediation plan, the partnership is aligned on the engineering solution. This involves a shutdown to stabilize the turret bearing during the first quarter of 2018 followed by work to rotate the vessel to a new heading and permanently spread moor the vessel. The turret stabilization shutdown is being conducted in two phases, the first of which is complete and oil production is back online. The second phase is expected to commence around the end of the first quarter of 2018, and we anticipate the overall shutdown of oil production for both phases to be around four weeks. It is anticipated the gas system will be shut-in for slightly longer to complete non-turret related maintenance. We now expect the rotation of the vessel to take place around the end of 2018 with minimal impact to production in 2018.

The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Our LOPI coverage for this incident ended in May 2017 and the final cash proceeds were received in August 2017. Oil production from the Jubilee Field averaged approximately 93,500 barrels (gross) of oil per day during 2017.
Tweneboa, Enyenra and Ntomme ("TEN")
The TEN fields are located in the western and central portions of the DT Block, approximately 30 miles offshore Ghana in water depths of approximately 3,300 to 5,700 feet. In November 2012, we submitted a declaration of commerciality and PoD over the TEN discoveries. In May 2013, the government of Ghana approved the TEN PoD. The discoveries are being jointly developed with shared infrastructure and a single FPSO.
The TEN fields consist of multiple stratigraphic traps with reservoir intervals consisting of a series of stacked Upper Cretaceous Turonian‑aged, deepwater fan lobes and channel deposits.
The TEN fields are being developed in a phased manner. The TEN PoD was designed to include an expandable subsea system that would provide for multiple phases. Phase 1 of the TEN PoD includes the drilling and completion of up to 17 wells, 11 of which have been completed. Seven additional development wells are expected to be drilled during Phase 2. The remaining Phase 1 and Phase 2 wells are a combination of production wells and water or gas injection wells needed to maximize recovery.
Following first oil from the TEN fields in August 2016, oil production and water injection systems were commissioned and are now operational. In January 2017, the capacity of the FPSO was successfully tested at an average rate of 80,000 Bopd during a short-term flow test. However, due to certain issues with managing pressures in the Enyenra reservoir and because no new wells could be drilled until after the previously disclosed Special Chamber of the International Tribunal of the Sea (ITLOS) ruling , the operator has elected to manage the existing wells in a prudent manner to optimize long-term recovery over the lifetime of the field. This reservoir management is not expected to negatively impact the ultimate field recovery. In September 2017, ITLOS issued its final decision in the maritime boundary dispute between the Governments of Ghana and Cote d'Ivoire. The maritime boundary delimited by the Special Chamber's decision had no impact on TEN production or reserves or otherwise on our interests in Ghana. Production from TEN in the year ended December 31, 2017 averaged approximately 55,800 bopd. We expect to resume drilling in early 2018 and production is expected to increase towards FPSO capacity.
The construction and connection of a gas pipeline between the Jubilee and TEN fields to transport natural gas to the mainland for processing and sale was completed in the first quarter of 2017. In December 2017, we signed the TEN Associated-Gas Gas Sales Agreement (TAG GSA) and we expect to begin exporting TEN associated gas to shore in the second quarter of 2018. The TAG GSA provides for a sales price of $0.50 price per mmbtu. However, the uptime of the gas processing facility in future periods is not known. Our inability to continuously export associated natural gas in large quantities from the TEN fields could impact our oil production.
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

Mauritania
The C6, C8, C12, C13 and C18 blocks are located on the western margin of the Mauritania Salt Basin offshore Mauritania. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps. We believe that the Triassic salt basin formed at the onset of rifting and contains Jurassic, Cretaceous and Tertiary passive margin sequences of limestones, sandstone and shales. Interpretation of available geologic and geophysical data has identified Cretaceous slope channels and basin floor fans in trapping geometries outboard of the Salt Basin as the key exploration objective. Multiple Cretaceous source rocks penetrated by wells and typed to oils and gases in the Mauritania Salt Basin are the same age as those which charge other oil and gas fields in West Africa.
A portion of this acreage is located outboard of the Chinguetti Field and ranges in water depth from 330 to 9,800 feet. These blocks cover an aggregate area of approximately 6.0 million acres. We have acquired approximately 6,300 line-kilometers of 2D seismic data and 15,800 square kilometers of 3D seismic data covering portions of our blocks in Mauritania. Based on these 2D and 3D seismic programs, we have drilled two successful exploration wells and an appraisal well, and have identified numerous additional prospects in our blocks. We continue to integrate the results of our drilling program in Mauritania to identify and mature primary targets in preparation for drilling.
Senegal
The Senegal Blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 980 to 10,200 feet. The area is an extension of the working petroleum system in the Mauritania Salt Basin. We believe the area has multiple Cretaceous source rocks with Albian through Cenomanian reservoir sands providing exploration targets. We acquired approximately 7,000 square kilometers of 3D seismic data over the central and eastern portions of the Senegal Blocks in January 2015. In February 2016, we completed a 4,500 square kilometer survey over the western portions of the Senegal Blocks to fully evaluate the prospectivity. We have drilled two successful exploration wells and an appraisal well, and have identified numerous prospects in our blocks and we continue to mature these for drilling.
The following is a brief discussion of our discoveries to date offshore Mauritania and Senegal.
Greater Tortue Discovery
The Ahmeyim and Guembeul discoveries (collectively “Greater Tortue”) are significant, play-opening gas discoveries for the outboard Cretaceous petroleum system and are located approximately 75 miles offshore Mauritania and Senegal. The Greater Tortue discovery straddles Block C8 offshore Mauritania and Saint Louis Offshore Profond offshore Senegal.
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
The Yakaar discovery is located in the Cayar Offshore Profond block offshore Senegal, approximately 60 miles northwest of Dakar in approximately 2,600 meters of water. The Yakaar-1 discovery well was drilled to a total depth of approximately 4,900 meters. The well intersected a gross hydrocarbon column of 120 meters (394 feet) in three pools within the primary Lower Cenomanian objective and encountered 45 meters (148 feet) of net pay.
These discoveries collectively have discovered a gross potential natural gas resource of approximately 40 trillion cubic feet and as such derisked over 40 trillion cubic feet in the basin.

Equatorial Guinea
In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. Ratification of the petroleum contracts by the President of Equatorial Guinea is required before the contracts become effective. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes an approximately 6,000 square kilometer 3D seismic acquisition requirement across the blocks.

Ceiba Field and Okume Complex - Equity Method Investment
In the fourth quarter of 2017, through a joint venture with an affiliate of Trident, we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess, which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc. Hess International Petroleum Inc. was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The transaction expands our position in the Gulf of Guinea and provides immediate cash flow through existing production with potential to increase existing production and also provides step-out exploration opportunities with potential low cost tie-back through existing infrastructure. The gross acquisition price is $650 million effective as of January 1, 2017. After post closing entries Kosmos paid net cash of approximately $231 million, with a combination of cash on hand and availability under the Facility. The transaction is accounted for as an equity method investment. Oil production from the Ceiba Field and Okume Complex averaged approximately 45,000 barrels (gross) of oil per day during the period we held an interest in 2017.

Suriname
We are the operator for petroleum contracts covering Block 42 and Block 45 offshore Suriname, which are located within the Guyana Suriname Basin, along the Atlantic transform margin of northern South America. Suriname lies between Guyana to the west and French Guyana to the east. The Guyana-Suriname Basin was formed by tensional forces associated with the opening of the Atlantic Ocean as South America separated from Africa in the Mid Cretaceous period. The Suriname basin is considered similar to the working petroleum systems of the West African transform margin. The emerging petroleum system in Suriname has been proven by the presence of onshore producing fields and most recently by nearby discoveries offshore Guyana, including the Liza-1 well.
Suriname Block 42 and Block 45 are positioned centrally in the Suriname-Guyana Basin, and located to the east of the recent play opening Liza-1 oil discovery. Likewise, the blocks are also positioned to the northwest of the French Guyana Basins’ Zaedyus oil discovery.
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
The Tambaredjo and Calcutta Fields onshore Suriname, as well as the Liza-1 well discovery offshore Guyana, demonstrate that a working petroleum system exists, and geological and geochemical studies suggest the hydrocarbons in these fields were generated from source rocks located in the offshore basin. The source rocks are believed to be analogous in age to those which have charged numerous fields in offshore West Africa.
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
In January 2017, we completed a 3D seismic survey of approximately 6,500 square kilometers over Block 42 and Block 45 offshore Suriname. Processing of this data is currently ongoing. We have compiled an initial inventory of prospects on the license areas in Suriname and will continue to refine and assess the prospectivity, integrating this new 3D seismic data, with plans to drill in 2018.

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
We believe that the southern extent of the West African transform margin in Sao Tome and Principe comprises a series of Albian pull-apart basins formed during the separation of Africa from South America, providing the necessary conditions for the generation, migration and entrapment of hydrocarbons. Early in the basin history, restricted marine conditions prevailed allowing rich source rocks to be deposited. Large sandstone depo-centers were developed at the structural junctions of rift and shear fault trends resulting in the deposition of deep-water slope channels and basin floor fans draping over and around anticlinal highs adjacent to fracture zones. These constitute the main play in the acreage.
In December 2016, we received approval for a two-year extension of Phase 1 for Block 5 offshore Sao Tome and Principe, which now expires in May 2019. Additionally, during the same month we assigned 20% participating interest to Galp in each of Blocks 5, 11 and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp has paid a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey.
In August 2017, we completed a 3D seismic survey of approximately 15,800 square kilometers over Blocks 5, 6, 11, and 12 offshore Sao Tome and Principe. Processing of this data is currently underway. We are compiling an initial inventory of prospects on the license areas in Sao Tome and Principe and will continue to refine and assess the prospectivity, integrating this new 3D seismic data into our geological evaluation during 2018 with a view to drilling as early as 2019.
In November 2017, we received approval for a one-year extension of Phase 1 for Block 11 offshore Sao Tome and Principe, which now expires in July 2019.
Morocco and Western Sahara
Our petroleum contracts in Morocco and Western Sahara include the Boujdour Maritime block, which is within the Aaiun Basin, and the Essaouira Offshore Block, which is within the Agadir Basin. We are the operator of these petroleum contracts.
Aaiun Basin
In November 2017, we provided to our co-venturers a notice of withdrawal from the the Boujdour Maritime block offshore Western Sahara and transferred our participating interest and operatorship to ONHYM. We are providing certain transition services to ONHYM as part of the handover of operatorship. In order to complete our obligations under the petroleum contract, we will continue to fund the remainder of the current seismic program.

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
In June 2017, we completed a 3D seismic survey of approximately 3,000 square kilometers over the Essaouira Offshore Block. Additional geological studies are expected to be conducted beginning in the first quarter of 2018. The current phase of the Essaouira Offshore petroleum contract expires in November 2018.

Cote d'Ivoire
In December 2017, as part of our Alliance with BP, we entered into petroleum contracts as operator for five Offshore Blocks, CI-526, CI-602, CI-603, CI-707 and CI-708, which are located in a cenomanian-turonian petroleum system and range in water depth from 1,500 to 15,000 feet. The area is located approximately 150 kilometers west of our TEN discoveries in Ghana. We believe the area has multiple Cretaceous source rocks with Cenomanian through Maastrichtian reservoir sands providing exploration targets. We plan to acquire approximately 12,000 square kilometers of 3D seismic data over the blocks during 2018 to evaluate the prospectivity.

Portugal
In January 2017, we provided to our co-venturers a notice of withdrawal from the Ameijoa, Camarao, Mexilhao and Ostra Blocks offshore Portugal.

BP Alliance

During the second quarter of 2017, we formed the Alliance. This Alliance broadens the relationship that previously covered new venture opportunities in Mauritania, Senegal and The Gambia to create an Atlantic Margin explorer-developer partnership. The Alliance leverages our regional exploration knowledge and capability together with BP's deepwater development expertise to execute a selective, joint frontier and emerging basin exploration strategy in the Atlantic Margin.

Our Reserves
The following table sets forth summary information about our estimated proved reserves as of December 31, 2017. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.
Our estimated proved reserves as of December 31, 2017, were associated with our Jubilee and the TEN fields in Ghana as well as our share of our equity method investment in the Ceiba Field and Okume Complex in Equatorial Guinea. Our estimated proved reserves as of December 31, 2016 and 2015 were associated with our Jubilee and TEN fields in Ghana.
Summary of Oil and Gas Reserves

	2017 Net Proved Reserves(1)			2016 Net Proved Reserves(1)			2015 Net Proved Reserves(1)
	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed	59	38	65	64	13	66	50	10	52
Proved undeveloped(3)	23	11	24	10	2	11	24	4	25
Total Kosmos	82	49	89	74	15	77	74	14	77
Equity method investment(4)	19	13	21
Total reserves	100	61	110
______________________________________

(1)	Our reserves associated with the Jubilee Field are based on the 54.4%/45.6% redetermination split, between the WCTP Block and DT Block. Totals within the table may not add as a result of rounding.

(2)
These reserves represent the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs during normal field operations and the associated gas forecasted to be exported from TEN. This volume of associated gas is included as of December 31, 2017 as a result of the finalization of the TEN Associated-Gas Gas Sales Agreement (TAG GSA). If and when a subsequent gas sales agreement is executed for Jubilee, a portion of the remaining Jubilee gas may be recognized as reserves. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields non-associated gas, a portion of the remaining gas may be recognized as reserves.

(3)
All of our proved undeveloped reserves are expected to be developed within six years or less. Proved undeveloped reserves expected to be developed beyond five years are related to long-term projects which will be completed under a continuous drilling program. As of December 31, 2017, we recognized 24.4 MMBoe of proved undeveloped reserves related to the Jubilee and TEN fields, representing approved future drilling in both fields.

(4)	We disclose our share of reserves that are accounted for by the equity method.

Changes for the year ended December 31, 2017, include an increase of 15.6 MMBbl in Jubilee related to the approval of the Greater Jubilee Full Field Development Plan (GJFFDP), partially offset by 7.7 MMBbl of net Jubilee production during 2017. Changes at TEN include an increase of 7.2 MMBoe as a result of positive Ntomme performance and the finalization of the TAG GSA, which was partially offset by 3.3 MMBbl of net TEN production during 2017. As a result of the approval of the GJFFDP, we now have 10.4 MMBbl of proved undeveloped reserves in the Greater Jubilee area, representing future infill drilling plans. Changes for 2017 also include the initial certification of proved volumes in Equatorial Guinea, representing the reserves associated with our equity method investment.
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

The following table sets forth the estimated future net revenues, excluding derivatives contracts, from net proved reserves and the expected benchmark prices used in projecting net revenues at December 31, 2017. All estimated future net revenues are attributable to projected production from the Jubilee and the TEN fields in Ghana and our equity method investment. If we are unable to export associated natural gas in large quantities from the Jubilee and TEN fields then production could be limited and the future net revenues discussed herein will be adversely affected.

	Estimated Future Net Revenues(4)
	(in millions except $/Bbl)
	Kosmos	Equity Method Investment	Total

Estimated future net revenues	$1,286	$9	$1,295
Present value of estimated future net revenues:
PV-10(1)	$971	$130	$1,101
Future income tax expense (levied at a corporate parent and intermediate subsidiary level)	—	—	—
Discount of future income tax expense (levied at a corporate parent and intermediate subsidiary level) at 10% per annum	—	—	—
Standardized Measure(2)	$971	$130	$1,101

Benchmark and differential oil price($/Bbl)(3)	$54.42	$54.42
______________________________________

(1)
PV‑10 represents the present value of estimated future revenues to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, royalties, additional oil entitlements and future tax expense levied at an asset level, using prices based on an average of the first‑day‑of‑the‑months throughout 2017 and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect the timing of future cash flows. PV‑10 is a non‑GAAP financial measure and often differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of future income tax expense related to proved oil and gas reserves levied at a corporate parent level on future net revenues. However, it does include the effects of future tax expense levied at an asset level. Neither PV‑10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas assets. PV‑10 should not be considered as an alternative to the Standardized Measure as computed under GAAP; however, we and others in the industry use PV‑10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific corporate tax characteristics of such entities.

(2)
Standardized Measure represents the present value of estimated future cash inflows to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, future income tax expense related to our proved oil and gas reserves levied at a corporate parent and intermediate subsidiary level, royalties, additional oil entitlements and future tax expense levied at an asset level, without giving effect to hedging activities, non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV‑10. Standardized Measure often differs from PV‑10 because Standardized Measure includes the effects of future income tax expense related to our proved oil and gas reserves levied at a corporate parent level on future net revenues. However, as we are a tax exempted company incorporated pursuant to the laws of Bermuda, we do not expect to be subject to future income tax expense related to our proved oil and gas reserves levied at a corporate parent level on future net revenues. Therefore, the year‑end 2017 estimate of PV‑10 is equivalent to the Standardized Measure.

(3)
The unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12 months was $54.42 for Dated Brent at December 31, 2017. The price was adjusted for crude handling, transportation fees, quality, and a regional price differential. These adjustments are estimated to include a $0.10 premium, a $0.02 premium and a $0.53 discount relative to Dated Brent for the Jubilee Field, TEN fields and our equity method investment, respectively. The adjusted price utilized to derive the Jubilee Field PV‑10, TEN PV-10 and equity method investment PV-10 is $54.52, $54.44 and $53.89, respectively.

(4)	Future net revenues and PV-10 have been adjusted from the reserve report which is based on the entitlements method as we account for oil and gas revenues under the sales method of accounting.
Estimated proved reserves
Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2017, 2016 and 2015 has been prepared by Ryder Scott Company, L.P. (“RSC”), our independent reserve engineering firm for such years, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent reserve engineers, please see “—Independent petroleum engineers” below.
Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined using index prices for oil, without giving effect to derivative transactions, and were held constant throughout the life of the assets.
Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2017 are based on costs in effect at December 31, 2017 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2017, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.
Independent petroleum engineers
Ryder Scott Company, L.P.
RSC, our independent reserve engineers for the years ended December 31, 2017, 2016 and 2015, was established in 1937. For over 75 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.
For the years ended December 31, 2017, 2016 and 2015, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2017, 2016 and 2015 and related future net revenues and PV‑10 at December 31, 2017, 2016 and 2015 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2017 reserve report was completed on January 13, 2018, and a copy is included as an exhibit to this report.
In connection with the preparation of the December 31, 2017, 2016 and 2015 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2017, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell Jubilee, TEN and our equity method investment field oil at a price of $54.52, $54.44 and $53.89, respectively, and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.

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
Internal controls over reserves estimation process
In our Reservoir Engineering team, we maintain an internal staff of petroleum engineering and geoscience professionals with significant international experience that contribute to our internal reserve and resource estimates. This team works closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished in their reserve and resource estimation process. Our Reservoir Engineering team is responsible for overseeing the preparation of our reserves estimates and has over 100 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a minimum of Bachelor of Science degree in petroleum engineering or geology.
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
The Audit Committee provides oversight on the processes utilized in the development of our internal reserve and resource estimates on an annual basis. In addition, our Reservoir Engineering team meets with representatives of our independent reserve engineers to review our assets and discuss methods and assumptions used in preparation of the reserve and resource estimates. Finally, our senior management reviews reserve and resource estimates on an annual basis.

Gross and Net Undeveloped and Developed Acreage
The following table sets forth certain information regarding the developed and undeveloped portions of our license areas as of December 31, 2017 for the countries in which we currently operate.

	Developed Area		Undeveloped Area
	(Acres)		(Acres)		Total Area (Acres)
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
	(In thousands)
Ghana
Jubilee Unit	52	13	—	—	52	13
TEN	111	19	—	—	111	19
West Cape Three Points(2)	—	—	28	9	28	9
Deepwater Tano(2)	—	—	27	4	27	4
Equatorial Guinea(3)
Block EG-21	—	—	617	247	617	247
Block S	—	—	308	123	308	123
Block W	—	—	557	223	557	223
Mauritania
Block C6	—	—	1,063	298	1,063	298
Block C8	—	—	2,220	622	2,220	622
Block C12	—	—	1,273	356	1,273	356
Block C13	—	—	1,452	407	1,452	407
Block C18	—	—	3,268	490	3,268	490
Morocco
Essaouira	—	—	2,171	1,628	2,171	1,628
Sao Tome and Principe
Block 5	—	—	703	316	703	316
Block 6	—	—	1,241	559	1,241	559
Block 11	—	—	2,209	1,436	2,209	1,436
Block 12	—	—	1,738	782	1,738	782
Senegal
Cayar Offshore Profond	—	—	1,350	405	1,350	405
Saint Louis Offshore Profond	—	—	1,650	495	1,650	495
Suriname
Block 42	—	—	1,526	509	1,526	509
Block 45	—	—	1,267	633	1,267	633
Total Kosmos	163	32	24,668	9,542	24,831	9,574
Equity method investment(4)	65	28	—	—	65	28
Total	228	60	24,668	9,542	24,896	9,602
______________________________________

(1)
Net acreage based on Kosmos’ participating interest, before the exercise of any options or back‑in rights, except for our net acreage associated with the Jubilee and TEN fields, which are after the exercise of options or back‑in rights. Our net acreage in Ghana may be affected by any redetermination of interests in the Jubilee Unit.

(2)
The Exploration Period of the WCTP petroleum contract and DT petroleum contract has expired. The undeveloped area reflected in the table above represents acreage within our discovery areas that were not subject to relinquishment on the expiry of the Exploration Period.

(3)	Ratification of the petroleum contracts by the President of Equatorial Guinea is required before the petroleum contracts become effective.

(4)	Represents our 50% interest in KTIPI.

Productive Wells
Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2017:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana—Jubilee Unit	26	6.24	—	—	26	6.24
Ghana—Ten(1)	11	1.87	—	—	11	1.87
Kosmos Total	37	8.11	—	—	37	8.11
Equity Method Investment(2)(3)	96	38.78	—	—	96	38.78
Total	133	46.89	—	—	133	46.89
______________________________________

(1)	Of the 11 productive wells, 10 (gross) or 1.70 (net) have multiple completions within the wellbore.

(2)	Represents our 50% interest in KTIPI.

(3)	Of the 96 productive wells, 6 (gross) or 2.42 (net) have multiple completions within the wellbore.

Drilling activity
The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2017
Ghana
Jubilee Unit	—	—	—	—	—	—	—	—	—	—	—	—	—	—
TEN	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Mauritania
Block C8	—	—	1	0.28	1	0.28	—	—	—	—	—	—	1	0.28
Block C12	—	—	1	0.28	1	0.28	—	—	—	—	—	—	1	0.28
Total	—	—	2	0.56	2	0.56	—	—	—	—	—	—	2	0.56
Year Ended December 31, 2016
Ghana
Jubilee Unit	—	—	—	—	—	—	—	—	—	—	—	—	—	—
TEN	—	—	—	—	—	—	7	1.19	—	—	7	1.19	7	1.19
Total	—	—	—	—	—	—	7	1.19	—	—	7	1.19	7	1.19
Year Ended December 31, 2015
Ghana
Jubilee Unit	—	—	—	—	—	—	3	0.72	—	—	3	0.72	3	0.72
TEN	—	—	—	—	—	—	4	0.68	—	—	4	0.68	4	0.68
Morocco (including Western Sahara)
Cap Boujdour	—	—	1	0.55	1	0.55	—	—	—	—	—	—	1	0.55
Total	—	—	1	0.55	1	0.55	7	1.40	—	—	7	1.40	8	1.95
______________________________________

(1)
As of December 31, 2017, nine exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 14 development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.

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

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2017.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	9	2.17
West Cape Three Points	—	—	—	—	2	0.62	—	—
TEN	—	—	—	—	—	—	5	0.85
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8	—	—	—	—	3	0.84	—	—
Senegal
Saint Louis Offshore Profond	1	0.30	—	—	1	0.30	—	—
Cayar Profond	—	—	—	—	2	0.60	—	—
Total	1	0.30	—	—	9	2.54	14	3.02
______________________________________

Domestic Supply Requirements
Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of December 31, 2017, 78 Bcf of the 200 Bcf of natural gas has been provided.

Significant License Agreements
Below is a discussion concerning the petroleum contracts governing our current drilling and production operations.
West Cape Three Points Block
As a result of the approval of the GJFFDP by the Ghana Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow in February 2018 and are now included in the Jubilee Unit. Kosmos is required to pay a fixed royalty of 5% and a sliding‑scale royalty (“additional oil entitlement”) which escalates as the nominal project rate of return increases. These royalties are to be paid in‑kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.
The WCTP petroleum contract has a duration of 30 years from its effective date (July 2004). However, in July 2011, at the end of the seven‑year Exploration Period, parts of the WCTP Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished (“WCTP Relinquishment Area”). We maintain rights to the Akasa discovery within the WCTP Block as the WCTP petroleum contract remains in effect after the end of the Exploration Period. We and our WCTP Block partners have certain rights to negotiate a new petroleum contract with respect to the WCTP Relinquishment Area. We and our WCTP Block partners, the Ghana Ministry of Energy and GNPC have agreed such WCTP petroleum contract rights to negotiate extend from July 21, 2011 until such time as either a new petroleum contract is negotiated and entered into with us or we decline to match a bona fide third party offer GNPC may receive for the WCTP Relinquishment Area.

Deepwater Tano Block
Tullow is the operator of the Deepwater Tano Block. Under the DT petroleum contract, GNPC exercised its option to acquire an additional paying interest of 5% in the commercial discovery with respect to the Jubilee Field development and the TEN Fields development. Kosmos is required to pay a fixed royalty of 5% and an additional oil entitlement which escalates as the nominal project rate of return increases. These royalties are to be paid in‑kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.
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
Jubilee Field Unitization
The Jubilee Field, discovered by the Mahogany‑1 well in June 2007, covers an area within both the WCTP and DT Blocks. It was agreed the Jubilee Field would be unitized for optimal resource recovery. A Pre-Unit Agreement was agreed to between the contractors groups of the WCTP and DT Blocks in 2008, with a more comprehensive unit agreement, the UUOA, agreed to in 2009 which govern each party’s respective rights and duties in the Jubilee Unit. Tullow is the Unit Operator, while Kosmos was the Technical Operator for the initial development of the Jubilee Field. The Jubilee Unit holders’ interests are subject to redetermination in accordance with the terms of the UUOA. Although the Jubilee Field is unitized, Kosmos’ participating interests in each block outside the boundary of the Jubilee Unit remain the same. Our Unit interest is 24.1% subject to redetermination of the participating interests pursuant to the terms of the UUOA. Our paying interest on development activities is 26.9%.
Morocco Exploration Agreements
Effective April 2, 2012, we entered into the Essaouria Offshore Petroleum Agreement as operator. During 2016, our partner BP, relinquished their participating interest in the petroleum contract. The Moroccan national oil company, ONHYM's, participating interest is carried by the block partners proportionately during the exploration phase. We are required to pay a 10% royalty on oil produced in water depths of 200 meters or less (the first 300,000 tons produced are exempt from royalty) and 7% royalty on oil produced in water depths deeper than 200 meters (the first 500,000 tons produced are exempt from royalty). These royalties are to be paid in‑kind or, at the election of the government of Morocco, in cash. A corporate tax rate of 30% is applied to profits at the license level following a 10‑year tax holiday post first production. The term of the Essaouria Offshore Permits, beginning November 8, 2011, is eight years and includes an initial exploration period of two years and six months followed by the first extension period of four years and six months and the second extension period of one year. We are currently in the first extension period of the exploration permit, which as a result of an amendment in October 2016, ends in November 2018. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.
Suriname Exploration Agreements
In December 2011, we signed a petroleum contract covering Offshore Block 42 located offshore Suriname and are the operator. Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), Suriname’s national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan. The Block 42 petroleum contract provides for us to recover our share of expenses incurred (“cost recovery oil”) and our share of remaining oil (“profit oil”). Cost recovery oil is apportioned to the contractor from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are in the initial period of the exploration phase, which has been extended and ends in September 2018. There are two renewal periods consisting of three years for the first renewal period and two years for the second renewal period. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer. Block 42 comprises approximately 1.5 million acres (approximately 6,176 square kilometers).
In December 2011, we signed a petroleum contract covering Offshore Block 45 located offshore Suriname and are the operator. Staatsolie will be carried through the exploration and appraisal phases and has the option to back into the petroleum contract with an interest of not more than 15% upon approval of a development plan. The Block 45 petroleum contract provides for us to recover our share of expenses incurred (“cost recovery oil”) and our share of remaining oil (“profit oil”). Cost recovery oil is apportioned to the contractor from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are currently in the initial period of the exploration phase, which has been extended and ends in September 2018. Following the initial period, there are two renewal periods consisting of two years each. Each renewal period carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.
Mauritania Exploration Agreements
Effective June 2012, we entered into three petroleum contracts covering offshore Mauritania blocks C8, C12 and C13 with the Islamic Republic of Mauritania. We provide technical exploration services to BP, the operator. The Mauritanian national oil company, SMHPM, currently has a 10% carried participating interest during the exploration period only. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 14%. SMHPM will pay its portion of development and production costs in a commercial development. Cost recovery oil is apportioned to the contractor from up to 55% of total production prior to profit oil being split between the government of Mauritania and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by the cumulative investment. At the election of the government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. The terms of exploration periods of these Offshore Blocks are all ten years and include an initial exploration period of four years followed by the first extension period of three years and the second extension period of three years. Kosmos is currently in the first extension period of the blocks, expiring in June 2019. In the event of commercial success, we have the right to develop and produce oil for 25 years and gas for 30 years from the grant of an exploitation authorization from the government, which may be extended for an additional period of 10 years under certain circumstances.
In September 2017, we acquired a 15% non-operated participating interest in Block C18 offshore Mauritania. Based on the terms of the agreement, we will reimburse a portion of past and interim period costs and partially carry Tullow’s share of a planned 3D seismic program. We will also pay Tullow $2.5 million by the end of the initial phase of the exploration period for additional carry of seismic and other joint account costs. SMHPM currently has a 10% carried participating interest during the exploration period. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 15%. SMHPM will pay its portion of development and production costs in a commercial development. The terms of exploration periods are ten years and include an initial exploration period of seven years from the effective date (June 15, 2012), including extensions received prior to our entry into Block 18. The first exploration phase includes a 7,600 square kilometer 3D seismic requirement, which is currently being acquired.

Senegal Exploration Agreements
In June 2015, we entered the first renewal of the exploration period for the Senegal Blocks Contract Areas, which lasts for three years. The exploration phase of each contract area may be extended to December 2020 at our election subject to our fulfilling specific work obligations including an exploration well in the final period of two and one half years. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for at least one additional period of 10 years under certain circumstances.
Sao Tome and Principe Exploration Agreements
In late 2015 and early 2016, Kosmos entered into petroleum contracts for Blocks 5, 6, 11 and 12 in Sao Tome and Principe.

In Block 11, the Agencia Nacional Do Petroleo De Sao Tome E Príncipe ("ANP STP") has a carried 15% participating interest. The production sharing contract was awarded in July 2014, and provides for an initial exploration period of eight years with possible extensions and includes a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The block is currently in the first phase, expiring in July 2019 after receiving a one year extension in November 2017. The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.
In Block 6, ANP STP has a carried 10% participating interest. The production sharing contract was awarded in October 2015, and provides for an initial exploration period of eight years with possible extensions and includes a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The block is currently in the first phase, expiring in November 2019. The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.
In Block 5 and Block 12, ANP STP has a 15% and 12.5% carried interest , respectively. The production sharing contracts were awarded in May 2012 and February 2016, respectively, and provide for an initial exploration period of eight years with possible extensions and include a first phase exploration period of four years followed by the second phase of two years and the third phase of two years.  The blocks are currently in the first phase, expiring in May of 2019 and February 2020, respectively (the first phase of Block 5 has been extended twice for a total of 3 years).  The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.

Equatorial Guinea Exploration Agreements
In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. Ratification of the petroleum contracts by the President of Equatorial Guinea is expected in early 2018. Upon ratification, we will have an 80% participating interest and will be the operator in all three blocks, but pursuant to an agreement with Trident we expect to assign a 40% participating interest in the blocks to Trident. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes an approximately 6,000 square kilometer 3D seismic acquisition requirement across the three blocks.
Cote d'Ivoire
In December 2017, we entered into petroleum contracts covering Blocks CI-526, CI-602, CI-603, CI-707 and CI-708 with the Government of Cote d'Ivoire, and we are the operator. The Cote d'Ivoire national oil company, PETROCI Holding ("PETROCI"), currently has a 10% carried interest. The petroleum contracts cover approximately 17,000 square kilometers, with a first exploration period of three years with two possible extensions of three years each. The next exploration phases are subject to fulfillment of specific work programs. The first exploration period work program includes a 12,000 square kilometer 3D seismic acquisition across the five blocks.

Sales and Marketing
As provided under the UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee and TEN production as are the other Jubilee Unit and TEN partners. We have entered into an agreement with an oil marketing agent to market our share of the Jubilee and TEN fields oil, and we approve the terms of each sale proposed by such agent. We do not anticipate entering into any long term sales agreements at this time.
In December 2017, we signed the TEN Associated-Gas Gas Sales Agreement (TAG GSA) and we expect to begin exporting TEN associated gas to shore in the second quarter of 2018. The TAG GSA provides for a sales price of $0.50 per mmbtu.

As provided under the Production Sharing Contract for Block G, KTEGI is entitled to lift and sell our share of the Ceiba Blend production as are the other Ceiba Blend partners. KTEGI has entered into an agreement with an oil marketing agent to market our share of the Ceiba Blend oil, and we approve the terms of each sale proposed by such agent. We do not anticipate entering into any long term sales agreements at this time.
There are a variety of factors which affect the market for oil, including the proximity and capacity of transportation facilities, demand for oil both within the local market and beyond, the marketing of competitive fuels and the effects of government regulations on oil production and sales. Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are available, we believe that the loss of our marketing agent and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of operations.

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
The oil and gas industry as a whole has experienced an extended decline in crude oil prices. Dated Brent crude, the benchmark for our oil sales, ranged from approximately $44 to $67 per barrel during 2017. Excluding the impact of hedges, our realized price for 2017 was $53.73 per barrel. We believe lower prices will generally result in greater availability of assets and necessary equipment. However the impacts on the industry from a competitive perspective are not entirely known at this point.

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
Mauritania and Senegal (Operated and Non-operated)
Kosmos maintains Oil Spill Contingency Plans (“OSCP”) to support our drilling operations in countries where we operate. The plans are based on the principle of “Tiered Response” to oil spills (“Guide to Tiered Response and Preparedness”, IPIECA Report Series, Volume 14, 2007).  A Tier 1 spill is defined as a small-scale operational incident which can be addressed with resources that are immediately available to us.  A Tier 2 spill is a larger incident which would need to be addressed with regionally based shared resources.  A Tier 3 spill is a large incident which would require assistance from national or world-wide spill co-operatives.  Under OSCPs, emergency response teams may be activated to respond to oil spill incidents.  The OSCPs call for Tier 1 spill equipment at our shorebases in Nouakchott, Mauritania and Dakar, Senegal to respond to a harbor or shoreline incident in the area. We also maintain dispersant spraying capabilities in the field to respond to an offshore incident. We have access to additional Tier 2 and Tier 3 equipment from OSRL’s Southampton, UK location.
Suriname
Kosmos intends to conduct drilling operations in Suriname in 2018. An OSCP has been completed per the previously mentioned “Guide to Tiered Response and Preparedness”. Kosmos plans to maintain it’s dispersant spraying capabilities in the field. We expect to have access to additional Tier 2 and Tier 3 equipment from OSRL’s Americas base in Ft Lauderdale, FL.
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
Equatorial Guinea (Operated and Non-operated)
Kosmos recently entered into a joint venture in Equatorial Guinea through the acquisition KTIPI, which includes the Ceiba Field and Okume Complex. Our current plan is to maintain the existing capabilities to respond to a production spill. Before beginning any drilling campaign, the spill response assets will be evaluated to determine if any new equipment is necessary.

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
Employees
As of December 31, 2017, we had approximately 280 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.
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
Available Information
Kosmos is listed on the New York Stock Exchange and London Stock Exchange and our common shares are traded under the symbol KOS. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC as well as the London Stock Exchange's Regulatory News Service ("LSE RNS"). The public may read and copy any reports, statements or other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1‑800‑SEC‑0330. In addition, the SEC maintains a website at http://www.sec.gov that contains documents we file electronically with the SEC. The LSE RNS maintains a website at http://www.londonstockexchange.com that contains documents we file electronically with the LSE RNS.
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
The deepwater offshore Ghana, an area in which we focus a substantial amount of our development efforts, has only recently been considered economically viable for hydrocarbon production due to the costs and difficulties involved in drilling for oil at such depths and the relatively recent discovery of commercial quantities of oil in the region. Likewise, our deepwater offshore Cote d'Ivoire, Equatorial Guinea, Mauritania, Morocco, Sao Tome and Principe, Senegal, and Suriname licenses have not yet proved to be economically viable production areas. We have limited proved reserves, and we may not be successful in developing additional commercially viable production from our other discoveries and prospects.
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

Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether or not a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties or force majeure events. Exploratory wells bear a much greater risk of loss than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field or be indicative of the potential for the development of a commercially viable field. A variety of factors, including geologic and market‑related, can cause a field to become uneconomic or only marginally economic. A lack of drilling opportunities or projects that cease production may cause us to incur significant costs associated with an idle rig and/or related services, particularly if we cannot contract out rig slots to other parties. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. In addition, a successful discovery would require significant capital expenditure in order to develop and produce oil and natural gas, even if we deemed such discovery to be commercially viable. See “—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.” In the areas in which we operate, we face higher above‑ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See “—Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.” Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.
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
The prices that we will receive for our oil and natural gas will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. Oil prices experienced significant and sustained declines in the past few years and will likely continue to be volatile in the future. The prices that we will receive for our production and the levels of our production depend on numerous factors. These factors include, but are not limited to, the following:

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

•	the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil inventories and oil refining capacities;

•	weather conditions and natural or man‑made disasters;

•	technological advances affecting energy consumption;

•	governmental regulations and taxation policies;

•	proximity and capacity of transportation facilities;

•	the development and exploitation of alternative fuels or energy sources;

•	the price and availability of competitors’ supplies of oil and natural gas; and

•	the price, availability or mandated use of alternative fuels or energy sources.
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
In order to protect our exploration and production rights in our license areas, we must meet various drilling and declaration requirements. In general, unless we make and declare discoveries within certain time periods specified in our various petroleum agreements and licenses, our interests in the undeveloped parts of our license areas may lapse. Should the prospects yield discoveries, we cannot assure you that we will not face delays in the appraisal and development of these prospects or otherwise have to relinquish these prospects. The costs to maintain petroleum contracts over such areas may fluctuate and may increase significantly since the original term, and we may not be able to renew or extend such petroleum contracts on commercially reasonable terms or at all. Our actual drilling activities may therefore materially differ from our current expectations, which could adversely affect our business.
Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2017, we have unfulfilled drilling obligations in one of our Mauritania petroleum contracts. In certain other petroleum contracts, we are in the initial exploration phase, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.
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
We are not, and may not be in the future, the operator on all of our license areas and do not, and may not in the future, hold all of the working interests in certain of our license areas. Therefore, we have reduced control over the timing of exploration or development efforts, associated costs, and the rate of production of any non‑operated and to an extent, any non‑wholly owned, assets.
As we carry out our exploration and development programs, we have arrangements with respect to existing license areas and may have agreements with respect to future license areas that result in a greater proportion of our license areas being operated by others. Currently, we are not the operator of the Jubilee Unit, the TEN fields or Ceiba and Okume and do not hold operatorship in other offshore blocks. In addition, our agreements with BP and Chevron contemplate that operatorship will be transitioned fully to these companies in our Cote d'Ivoire (BP) and Suriname (Chevron) acreage upon a commercial discovery. As a result, we may have limited ability to exercise influence over the operations of the discoveries or prospects operated by our block or unit partners, or which are not wholly owned by us, as the case may be. Dependence on block or unit partners could prevent us from realizing our target returns for those discoveries or prospects. Further, because we do not have majority ownership in all of our properties, we may not be able to control the timing, or the scope, of exploration or development activities or the amount of capital expenditures and, therefore, may not be able to carry out one of our key business strategies of minimizing the cycle time between discovery and initial production. The success and timing of exploration and development activities will depend on a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	if the activity is operated by one of our block partners, the operator’s expertise and financial resources;

•	approval of other block partners in drilling wells;

•	the scheduling, pre‑design, planning, design and approvals of activities and processes;

•	selection of technology; and

•	the rate of production of reserves, if any.
This limited ability to exercise control over the operations on our license areas may cause a material adverse effect on our financial condition and results of operations.
Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2017.
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
Actual future prices and costs may differ materially from those used in the present value estimates included in this report. If oil prices decline by $1.00 per Bbl from prices used in calculating such estimates, then the PV‑10 and the Standardized Measure as of December 31, 2017 would each decrease by approximately $33.9 million. Oil prices have recently experienced significant volatility. See “Item 1. Business—Our Reserves.”
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
All of our proved reserves, oil production and cash flows from operations are currently associated with our licenses offshore Ghana and Equatorial Guinea. Should any event occur which adversely affects such proved reserves, oil production and cash flows from these licenses, including, without limitation, any event resulting from the risks and uncertainties outlined in this “Risk Factors” section, our business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.
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
In Ghana, we currently produce associated gas from the Jubilee and TEN fields. A gas pipeline from the Jubilee Field has been constructed to transport such natural gas for processing and sale. However, we granted the Government of Ghana the first 200 Bcf of natural gas exported from the Jubilee Field to shore at zero cost. Through December 31, 2017, the Jubilee partners have provided approximately 78 Bcf from the Jubilee Field to Ghana. Thus, in Ghana, it is forecasted to be a few years before we are able to commercialize the Jubilee Field natural gas. We do not currently book proved gas reserves associated with natural gas sales from the Jubilee Field in Ghana. However, we expect to book gas reserves upon finalization and execution of a gas sales agreement for such Jubilee Field natural gas that will have a price associated with it. A gas pipeline from the TEN fields to the Jubilee Field was completed in the first quarter of 2017 to transport associated natural gas as well as non-associated natural gas for processing and sale. We finalized the TAG GSA , and as a result, we booked proved gas reserves for the associated natural gas from the TEN fields in Ghana. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields non-associated gas, a portion of the remaining gas may be recognized as reserves.

In Mauritania and Senegal, we plan to export the majority of our gas resource to the liquefied natural gas (“LNG”) market. However, that plan is contingent on making a final investment decision on our gas discoveries and constructing the necessary infrastructure to produce, liquefy and transport the gas to the market as well as finding an LNG purchaser. Additionally, such plans are contingent upon receipt of required partner and government approvals.

Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our oil and natural gas production.
Our ability to market our oil and natural gas production will depend substantially on the availability and capacity of processing facilities, oil and LNG tankers and other infrastructure, including FPSOs, owned and operated by third parties. Our failure to obtain such facilities on acceptable terms could materially harm our business. We also rely on continuing access to drilling rigs suitable for the environment in which we operate. The delivery of drilling rigs may be delayed or cancelled, and we may not be able to gain continued access to suitable rigs in the future. We may be required to shut in oil and natural gas wells because of the absence of a market or because access to processing facilities may be limited or unavailable. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause a material adverse effect on our financial condition and results of operations. In addition, the shutting in of wells can lead to mechanical problems upon bringing the production back on line, potentially resulting in decreased production and increased remediation costs.
Additionally, the future exploitation and sale of associated and non‑associated natural gas and liquids and LNG will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field and the pipeline between the Jubilee and TEN fields to transport such natural gas to the mainland for processing and sale was completed in the first quarter of 2017. However, the uptime of the facility in future periods is not known. In the absence of the continuous removal of large quantities of natural gas it is anticipated that we will either need to flare such natural gas in order to maintain crude oil production or reduce crude oil production. Currently, we have not been issued an amended permit from the Ghana EPA to flare natural gas produced from the Jubilee Field in substantial quantities. If we are unable to resolve potential issues related to the continuous removal of associated natural gas in large quantities, our oil production will be negatively impacted.
We are subject to numerous risks inherent to the exploration and production of oil and natural gas.
Oil and natural gas exploration and production activities involve many risks that a combination of experience, knowledge and interpretation may not be able to overcome. Our future will depend on the success of our exploration and production activities and on the development of an infrastructure that will allow us to take advantage of our discoveries. Additionally, many of our license areas are located in deepwater, which generally increases the capital and operating costs, chances of delay, planning time, technical challenges and risks associated with oil and natural gas exploration and production activities. See “— Our offshore and deepwater operations involve special risks that could adversely affect our results of operation.” As a result, our oil and natural gas exploration and production activities are subject to numerous risks, including the risk that drilling will not result in commercially viable oil and natural gas production. Our decisions to purchase, explore or develop discoveries, prospects or licenses will depend in part on the evaluation of seismic data through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.
Furthermore, the marketability of expected oil and natural gas production from our discoveries and prospects will also be affected by numerous factors. These factors include, but are not limited to, market fluctuations of prices (such as recent significant declines in oil and natural gas prices), proximity, capacity and availability of drilling rigs and related equipment, qualified personnel and support vessels, processing facilities, transportation vehicles and pipelines, equipment availability, access to markets and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, allowable production, domestic supply requirements, importing and exporting of oil and natural gas, the ability to flare or vent natural gas, health and safety matters, environmental protection and climate change). The effect of these factors, individually or jointly, may result in us not receiving an adequate return on invested capital.
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
Multiple discovered fields and a significant portion of our proved reserves are located offshore Ghana. The WCTP petroleum contract, the DT petroleum contract and the UUOA cover the two blocks and the Jubilee and TEN fields that form the basis of our current operations in Ghana. Pursuant to these petroleum contracts, most significant decisions, including our plans for development and annual work programs, must be approved by GNPC, the Petroleum Commission and/or Ghana’s Ministry of Energy. We have previously had disagreements with the Ministry of Energy and GNPC regarding certain of our rights and responsibilities under these petroleum contracts, the 1984 Ghanaian Petroleum Law and the Internal Revenue Act, 2000 (Act 592) (the “Ghanaian Tax Law”). These included disagreements over sharing information with prospective purchasers of our interests, pledging our interests to finance our development activities, potential liabilities arising from discharges of small quantities of drilling fluids into Ghanaian territorial waters, the failure to approve the proposed sale of our Ghanaian assets, assertions that could be read to give rise to taxes payable under the Ghanaian Tax Law, failure to approve PoDs relating to certain discoveries offshore Ghana and the relinquishment of certain exploration areas on our licensed blocks offshore Ghana. The resolution of certain of these disagreements required us to pay agreed settlement costs to GNPC and/or the government of Ghana.
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
Our current exploration licenses are located in Africa and South America. Some or all of these licenses could be affected should any region experience any of the following factors (among others):

•	severe weather, natural or man‑made disasters or acts of God;

•	delays or decreases in production, the availability of equipment, facilities, personnel or services;

•	delays or decreases in the availability of capacity to transport, gather or process production;

•	military conflicts, civil unrest or political strife; and/or

•	international border disputes.
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
Some countries in the geographic areas where we operate have experienced political instability in the past or are currently experiencing instability. Disruptions may occur in the future, and losses caused by these disruptions may occur that will not be covered by insurance. Consequently, our exploration, development and production activities may be substantially affected by factors which could have a material adverse effect on our results of operations and financial condition. Furthermore, in the event of a dispute arising from non‑U.S. operations, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non‑U.S. persons to the jurisdiction of courts in the United States or international arbitration, which could adversely affect the outcome of such dispute.
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

Participants in the oil and gas industry are subject to numerous laws, regulations, and other legislative instruments that can affect the cost, manner or feasibility of doing business.
Exploration and production activities in the oil and gas industry are subject to local laws and regulations. We may be required to make large expenditures to comply with governmental laws and regulations, particularly in respect of the following matters:

•	licenses for drilling operations;

•	tax increases, including retroactive claims;

•	unitization of oil accumulations;

•	local content requirements (including the mandatory use of local partners and vendors); and

•	safety, health and environmental requirements, liabilities and obligations, including those related to remediation, investigation or permitting.
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
For example, Ghana’s Parliament has enacted the Petroleum Revenue Management Act, the Petroleum Commission Act of 2011, and the 2016 Ghanaian Petroleum Law. There can be no assurance that these laws will not seek to retroactively, either on their face or as interpreted, modify the terms of the agreements governing our license interests in Ghana, including the WCTP and DT petroleum contracts and the UUOA, require governmental approval for transactions that effect a direct or indirect change of control of our license interests or otherwise affect our current and future operations in Ghana. Any such changes may have a material adverse effect on our business. We also cannot assure you that government approval will not be needed for direct or indirect transfers of our petroleum agreements or interests thereunder based on existing legislation.
We are subject to numerous health, safety and environmental laws and regulations which may result in material liabilities and costs.
We are subject to various international, foreign, federal, state and local health, safety and environmental laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use, transportation and disposal of regulated materials and the health and safety of our employees, contractors and communities in which our assets are located. We are required to obtain environmental permits from governmental authorities for our operations, including drilling permits for our wells. We have not been or may not be at all times in complete compliance with these permits and laws and regulations to which we are subject, and there is a risk such requirements could change in the future or become more stringent. If we violate or fail to comply with such requirements, we could be fined or otherwise sanctioned by regulators, including through the revocation of our permits or the suspension or termination of our operations. If we fail to obtain, maintain or renew permits in a timely manner or at all (due to opposition from partners, community or environmental interest groups, governmental delays or other reasons), or if we face additional requirements imposed as a result of changes in or enactment of laws or regulations, such failure to obtain, maintain or renew permits or such changes in or enactment of laws or regulations could impede or affect our operations, which could have a material adverse effect on our results of operations and financial condition.
We, as an interest owner or as the designated operator of certain of our past, current and future interests, discoveries and prospects, could be held liable for some or all health, safety and environmental costs and liabilities arising out of our actions and omissions as well as those of our block partners, third‑party contractors, predecessors or other operators. To the extent we do not address these costs and liabilities or if we do not otherwise satisfy our obligations, our operations could be suspended or terminated. We have contracted with and intend to continue to hire third parties to perform services related to our operations. There is a risk that we may contract with third parties with unsatisfactory health, safety and environmental records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, we could be held liable for all costs and liabilities arising out of their acts or omissions, which could have a material adverse effect on our results of operations and financial condition.

We are not fully insured against all risks and our insurance may not cover any or all health, safety or environmental claims that might arise from our operations or at any of our license areas. If a significant accident or other event occurs and is not covered by insurance, such accident or event could have a material adverse effect on our results of operations and financial condition.
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
In addition, we expect continued and increasing attention to climate change issues and emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion).  For example, in April 2016, 195 nations, including Ghana, Mauritania, Morocco, Sao Tome and Principe, Senegal, Suriname and the U.S., signed and officially entered into an international climate change accord (the “Paris Agreement”).  The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is in effect a successor to the Kyoto Protocol, an international treaty aimed at reducing emissions of GHGs, to which various countries and regions, including Ghana, Mauritania, Morocco, Sao Tome and Principe, Senegal and Suriname, are parties. The Kyoto Protocol has been extended by amendment until 2020. It cannot be determined at this time what effect the Paris Agreement, and any related GHG emissions targets, regulations or other requirements, will have on our business, results of operations and financial condition. It also cannot be determined what impact the U.S.'s announced withdrawal from the Paris Agreement will have on international climate change regulation. This regulatory uncertainty, however, could result in a disruption to our business or operations. The physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including through increased severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process‑related services provided by our third‑party contractors.
Health, safety and environmental laws are complex, change frequently and have tended to become increasingly stringent over time. Our costs of complying with current and future climate change, health, safety and environmental laws, the actions or omissions of our block partners and third party contractors and our liabilities arising from releases of, or exposure to, regulated substances may adversely affect our results of operations and financial condition. See “Item 1. Business—Environmental Matters” for more information.
We face various risks associated with increased activism against oil and gas exploration and development activities.
Opposition toward oil and gas drilling and development activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non‑governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti‑development activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development.
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
At December 31, 2017, we had $800.0 million outstanding and $500.8 million of committed undrawn capacity under our commercial debt facility, subject to borrowing base availability. As of December 31, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability was $400.0 million. As of December 31, 2017, there were eight outstanding letters of credit totaling $60.3 million under the letter of credit facility agreement and $525.0 million principal amount of Senior Notes outstanding. We also currently have, and may in the future incur, significant off balance sheet obligations. In the future, we may incur significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.
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
The success of a significant acquisition (e.g., our investment in KTIPI) will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, increased interest expense associated with debt incurred or assumed in connection with the transaction, adverse changes in oil and gas industry conditions, or by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties, including the assumption of health, safety, and environmental or other liabilities in connection with the acquisition. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.
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

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. A cyber‑attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial‑of‑service on websites. For example, in 2012, a wave of network attacks impacted Saudi Arabia’s oil industry and breached financial institutions in the U.S. A number of U.S. companies have also been subject to cyber-attacks in recent years resulting in unauthorized access to sensitive information. Certain countries are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies.
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
An epidemic of the Ebola virus disease occurred in parts of West Africa in 2014 and continued through 2015. A substantial number of deaths were reported by the World Health Organization (“WHO”) in West Africa, and the WHO declared it a global health emergency. It is impossible to predict the effect and potential spread of new outbreaks of the Ebola virus in West Africa and surrounding areas. Should another Ebola virus outbreak occur, including to the countries in which we operate, or not be satisfactorily contained, our exploration, development and production plans for our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations. Our operations require contractors and personnel to travel to and from Africa as well as the unhindered transportation of equipment and oil and gas production (in the case of our producing fields). Such operations also rely on infrastructure, contractors and personnel in Africa. If travel bans are implemented or extended to the countries in which we operate, or contractors or personnel refuse to travel there, we could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which could have a material adverse effect on our business, results of operations, and future cash flow. In addition, should an Ebola virus outbreak spread to the countries in which we operate, access to the FPSOs could be restricted and/or terminated. The FPSOs are potentially able to operate for a short period of time without access to the mainland, but if restrictions extended for a longer period we and the operator of the impacted fields would likely be required to cease production and other operations until such restrictions were lifted.

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
Our two largest shareholders collectively own approximately 37% of our issued and outstanding common shares as of December 31, 2017. Consequently, these shareholders have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
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
Indemnification of Directors and Officers.  We may indemnify our directors and officers in their capacity as directors or officers for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful. In addition, we have entered into customary indemnification agreements with our directors.
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
Our common shares are traded on the NYSE and LSE under the symbol KOS. The following table shows the quarterly high and low sale prices of our common shares based on the NYSE.

	2017		2016
	High	Low	High	Low
First Quarter	$7.39	$5.53	$6.41	$3.17
Second Quarter	7.90	5.65	6.79	4.63
Third Quarter	8.21	5.99	6.63	5.16
Fourth Quarter	8.62	6.55	7.14	4.39
As of February 21, 2018, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common shares was 68. On February 21, 2018, the last reported sale price of Kosmos’ common shares, as reported on the NYSE, was $5.60 per share.
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
Issuer Purchases of Equity Securities
Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, at either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutory tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares purchased during fiscal year 2017 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
(In thousands)
January 1, 2017—January 31, 2017	74	$7.01
February 1, 2017—February 29, 2017	—	—
March 1, 2017—March 31, 2017	—	—
April 1, 2017—April 30, 2017	—	—
May 1, 2017—May 31, 2017	—	—
June 1, 2017—June 30, 2017	13	6.12
July 1, 2017—July 31, 2017	—	—
August 1, 2017—August 31, 2017	—	—
September 1, 2017—September 30, 2017	—	—
October 1, 2017—October 31, 2017	—	—
November 1, 2017—November 30, 2017	—	—
December 1, 2017—December 31, 2017	—	—
Total	87	6.87
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
The following graph illustrates changes over the five-year period ended December 31, 2017, in cumulative total stockholder return on our common shares as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends).

	December 31,
	2012	2013	2014	2015	2016	2017
Kosmos Energy Ltd. (KOS)	$100.00	$90.53	$67.94	$42.11	$56.76	$55.47
S&P 500 (SPX)	100.00	132.37	150.48	152.55	170.78	208.05
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	131.17	114.81	87.02	109.40	109.70

Item 6.  Selected Financial Data
The following selected consolidated financial information set forth below as of and for the five years ended, December 31, 2017, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”
Consolidated Statements of Operations Information:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenue	$578,139	$310,377	$446,696	$855,877	$851,212
Gain on sale of assets	—	—	24,651	23,769	—
Other income, net	58,697	74,978	209	3,092	941
Total revenues and other income	636,836	385,355	471,556	882,738	852,153
Costs and expenses:
Oil and gas production	126,850	119,367	105,336	100,122	96,791
Facilities insurance modifications, net	(820)	14,961	—	—	—
Exploration expenses	216,050	202,280	156,203	93,519	230,314
General and administrative	68,302	87,623	136,809	135,231	158,421
Depletion and depreciation	255,203	140,404	155,966	198,080	222,544
Interest and other financing costs, net	77,595	44,147	37,209	45,548	47,590
Derivatives, net	59,968	48,021	(210,649)	(281,853)	17,027
Restructuring charges	—	—	—	11,742	—
Loss on equity method investment	6,252	—	—	—	—
Other expenses, net	5,291	23,116	5,246	2,081	3,512
Total costs and expenses	814,691	679,919	386,120	304,470	776,199
Income (loss) before income taxes	(177,855)	(294,564)	85,436	578,268	75,954
Income tax expense (benefit)	44,937	(10,784)	155,272	298,898	166,998
Net income (loss)	$(222,792)	$(283,780)	$(69,836)	$279,370	$(91,044)

Net income (loss) per share:
Basic	$(0.57)	$(0.74)	$(0.18)	$0.73	$(0.24)
Diluted	$(0.57)	$(0.74)	$(0.18)	$0.72	$(0.24)

Weighted average number of shares used to compute net income (loss) per share:
Basic	388,375	385,402	382,610	379,195	376,819
Diluted	388,375	385,402	382,610	386,119	376,819

Consolidated Balance Sheets Information:

	December 31,
	2017	2016	2015(1)(2)	2014(1)	2013(1)
	(In thousands)
Cash and cash equivalents	$233,412	$194,057	$275,004	$554,831	$598,108
Total current assets	533,602	475,187	734,148	1,010,476	734,961
Total property and equipment, net	2,317,828	2,708,892	2,322,839	1,784,846	1,522,962
Total other assets	341,173	157,386	146,063	131,537	53,742
Total assets	3,192,603	3,341,465	3,203,050	2,926,859	2,311,665
Total current liabilities	428,730	370,025	456,741	448,771	219,324
Total long-term liabilities	1,866,761	1,890,241	1,420,796	1,139,129	1,100,006
Total shareholders’ equity	897,112	1,081,199	1,325,513	1,338,959	992,335
Total liabilities and shareholders’ equity	3,192,603	3,341,465	3,203,050	2,926,859	2,311,665
______________________________________

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

Consolidated Statements of Cash Flows Information:

	December 31,
	2017	2016	2015(1)	2014(1)	2013(1)
	(In thousands)
Net cash provided by (used in):
Operating activities	$236,617	$52,077	$440,779	$443,586	$522,404
Investing activities	(152,565)	(537,763)	(796,433)	(368,603)	(322,383)
Financing activities	(52,261)	448,019	79,634	(139,184)	(115,327)
______________________________________

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
Overview
Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana and Equatorial Guinea, large discoveries and significant further exploration potential offshore Mauritania and Senegal, as well as exploration licenses offshore Cote d'Ivoire, Equatorial Guinea, Morocco, Sao Tome and Principe, and Suriname.

Recent Developments
Corporate
In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. As a result of the financing, we will record a $5.7 million loss on the extinguishment of debt in the first quarter of 2018.
See “—Liquidity and Capital Resources” for additional information regarding the Facility.

Our revolving letter of credit facility agreement ("LC Facility") has flexibility that allows us to increase or decrease the available amount as needed if the existing lender increases its commitment or if commitments from new financial institutions are added. During the first quarter of 2017, the LC Facility size was increased to $115.0 million and in April 2017, we reduced the size of our LC Facility to $70 million. In February 2018, the LC Facility was increased to $73 million to facilitate the issuance of additional letters of credit.

In August 2017, we announced that our entire issued and outstanding share capital has been admitted to the standard listing segment of the Official List of the Financial Conduct Authority and to trading on the London Stock Exchange’s ("LSE") main market for listed securities under the ticker “KOS”. The listing is expected to broaden Kosmos’ international investor base and provide access to an additional pool of capital.
On December 22, 2017, the President of the United States signed P.L. 115-97, the Tax Cut and Jobs Act (the Tax Reform Act), into law. Many of the provisions of the Act are effective beginning January 1, 2018, most notable of which is the reduction in the U.S. corporate income tax rate from 35% to 21%. We are required to adjust our U.S. net deferred tax assets for the effect of changes in tax laws or tax rates during the period that includes the date of enactment. Accordingly, we have recorded a $16.7 million charge to deferred tax expense in December 2017 as a result of reducing our net deferred tax assets. The changes required by the Tax Reform Act will have a positive, though immaterial impact, on our effective tax rate.

Rig Agreement
In January 2017, Kosmos Energy Ventures (“KEV”), a subsidiary of Kosmos Energy Ltd., exercised its right under the amended Atwood Achiever rig agreement with Atwood Oceanics, Inc. to exercise its option to cancel the fourth year of the agreement and revert to the original day rate of approximately $0.6 million per day and original agreement end date of November 2017. KEV made a rate recovery payment of approximately $48.1 million based on this election. In November 2017, we entered into a drilling rig contract for the ENSCO DS-12 which includes one firm well plus six well options. We have completed the initial well and have exercised one of the six well options which will be drilled in 2018.
Kosmos-BP Strategic Exploration Alliance
During the second quarter of 2017, we formed the Kosmos-BP Strategic Exploration Alliance ("Alliance"). This Alliance broadens the relationship that previously covered new venture opportunities in Mauritania, Senegal and The Gambia to create an Atlantic Margin explorer-developer partnership. The Alliance will leverage our regional exploration knowledge and capability together with BP's deepwater development expertise to execute a selective, joint frontier and emerging basin exploration strategy in the Atlantic Margin.

Cote d'Ivoire
In December 2017, as part of our Alliance with BP, we entered into petroleum contracts covering Blocks CI-526, CI-602, CI-603, CI-707 and CI-708 with the Government of Cote d'Ivoire. We have a 45% participating interest and are the operator in all five blocks. BP has a 45% participating interest in the blocks and the Cote d'Ivoire national oil company, PETROCI Holding ("PETROCI"), currently has a 10% carried interest. The petroleum contracts cover approximately 17,000 square kilometers, with a first exploration period of three years. The first exploration period work program includes a 12,000 square kilometer 3D seismic acquisition across the five blocks.
Strategic entry into Equatorial Guinea
Ceiba Field and Okume Complex Acquisition
In the fourth quarter of 2017, through a joint venture with an affiliate of Trident, we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess, which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc. Hess International Petroleum Inc. was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The transaction expands our position in the Gulf of Guinea and provides immediate cash flow through existing production with potential to increase existing production and also provides step-out exploration opportunities with potential low cost tie-back through existing infrastructure. The gross acquisition price is $650 million effective as of January 1, 2017. After post closing entries Kosmos paid net cash of approximately $231 million, with a combination of cash on hand and availability under the Facility. The transaction is accounted for as an equity method investment.

Exploration Blocks
In October 2017, we also entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. Ratification of the petroleum contracts by the President of Equatorial Guinea is expected in early 2018. We presently have an 80% participating interest and are the operator in all three blocks, but pursuant to an agreement with Trident, we expect to assign a 40% participating interest in the blocks to an affiliate of Trident after ratification. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes an approximately 6,000 square kilometer 3D seismic acquisition requirement across the blocks.

Ghana
Jubilee
Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility. The Jubilee turret remediation work is progressing as planned and the FPSO spread-mooring at its current heading was completed in February 2017. This allowed the tug boats previously required to hold the vessel on a fixed heading to be removed, significantly reducing the cost and complexity of the current operation. The next phase of the remediation work involves lifting and locking the main bearing. With regard to the turret remediation plan, the partnership is aligned on the engineering solution. This involves a shutdown to stabilize the turret bearing during the first quarter of 2018 followed by work to rotate the vessel to a new heading and permanently spread moor the vessel. The turret stabilization shutdown is being conducted in two phases, the first of which is complete and oil production is back online. The second phase is expected to commence around the end of the first quarter of 2018, and we anticipate the overall shutdown of oil production for both phases to be around four weeks. It is anticipated the gas system will be shut-in for slightly longer to complete non-turret related maintenance. We now expect the rotation of the vessel to take place around the end of 2018 with minimal impact to production in 2018.
The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Our LOPI coverage for this incident ended in May 2017 and final claim amounts have been approved and cash proceeds were received in August 2017.
The Greater Jubilee Full Field Development Plan (“GJFFDP”) was resubmitted to the government of Ghana in September 2017 and subsequently approved in October 2017. This plan, which is expected to increase proved reserves and extend the field production profile, has been optimized to reduce overall capital expenditures to reflect the current oil price market. In

November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners, which became effective upon approval of the GJFFDP, to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure, thus reducing their development cost. Upon approval of the GJFFDP by the Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow. Kosmos continues to assist Tullow with the transition process, which is expected to extend into the first half of 2018.
Tweneboa, Enyenra and Ntomme (“TEN”)
In September 2017, the Special Chamber of the International Tribunal of the Sea (ITLOS) issued its final decision in the maritime boundary dispute between the Governments of Ghana and Cote d'Ivoire. The maritime boundary delimited by the Special Chamber's decision has no impact on TEN production or reserves or otherwise on the company's interests in Ghana. Production from TEN in the year ended December 31, 2017 averaged approximately 55,800 bopd which exceeded the operator’s 2017 guidance of 50,000 bopd. We expect to resume drilling in early 2018 and production is expected to increase towards FPSO capacity.
Mauritania and Senegal Partnership with BP
In December 2016, we announced a partnership with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. We believe BP is the optimal partner to advance the gas developments in these blocks. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited ("KBSL"), our controlled affiliate company which held a 65% participating interest in the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks offshore Senegal. The participating interest gave effect to the completion of our exercise in December 2016 of an option to increase our equity in each contract area from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million. In October 2017, upon approval, KBSL transferred a 30% working interest in the Senegal Blocks to BP Senegal Investments Limited in exchange for their outstanding shares of KBSL. After the transfer, KBSL has a 30% direct participating interest in the Senegal Blocks and therefore, KBSL will no longer be accounted for under the equity method of accounting. In consideration for these transactions, Kosmos received $162 million in cash up front, a $221 million exploration and appraisal carry, and will receive up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. Upon completion of the unwind, the cap on exploration and appraisal carry was increased by $7 million.
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
In February 2018, the governments of Mauritania and Senegal signed an Inter-Governmental Cooperation Agreement ("ICA") which enables the development of the cross-border Tortue natural gas field to continue moving forward. With this agreement in place, we expect a final investment decision for the Greater Tortue project around the end of 2018 and are aiming for first gas in late 2021.
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

Drilling of the Hippocampe-1 exploration well on the C8 block was completed in October 2017. Designed to test Lower Cenomanian and Albian reservoirs, the well was drilled to a total depth of approximately 5,500 meters. The well has been plugged and abandoned. Total well and other related costs of $31.3 million are included in exploration expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.
In December 2017, the Lamantin-1 exploration well was drilled to a total depth of 5,150 meters. This well was designed to evaluate a previously untested Lower Campanian base of slope fan supplied from the Nouakchott River system, trapped in a combination structural-stratigraphic feature, and charged from underlying, oil-prone Cenomanian/Turonian and Albian source rocks. The well has been plugged and abandoned. Total well and other related costs of $8.0 million are included in exploration expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.
In December 2017, we began a 3D seismic survey of approximately 9,400 square kilometers over Block C18 offshore Mauritania.

Senegal
In May 2017, we announced the Yakaar-1 exploration well, located in the Cayar Offshore Profond block offshore Senegal, made a major gas discovery. Located approximately 60 miles northwest of Dakar in approximately 2,600 meters of water, the Yakaar-1 exploration well was drilled to a total depth of approximately 4,900 meters. The well intersected a gross hydrocarbon column of 120 meters (394 feet) in three pools within the primary Lower Cenomanian objective and encountered 45 meters (148 feet) of net pay. An appraisal program over the combined Yakaar and Teranaga discoveries is progressing.
In the second quarter of 2017, upon completion of an agreement between BP and Timis Corporation Limited (“Timis”) by which BP acquired Timis’ entire 30% participating interest in the Senegal Blocks, Kosmos agreed to withdraw the exercise of our call option to increase our equity in each of the Cayar Offshore Profond and the Saint Louis Offshore Profond blocks from 60% to 65% in exchange for carrying Timis Corporation’s paying interest share of a third well in either contract area, subject to a maximum gross cost of $120.0 million.
In February 2018, the Requin Tigre-1 exploration well was drilled to a total depth of 5,200 meters and was designed to evaluate Cenomanian and Albian reservoirs in a structural-stratigraphic trap, charged from an underlying Neocomian-Valanginian source kitchen. The prospect was fully tested but did not encounter hydrocarbons. Post-well analysis is currently ongoing to determine the reasons it was unsuccessful. The well has been plugged and abandoned. Total well and other related costs of $0.4 million are included in exploration expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.
Morocco (including Western Sahara)
In November 2017, Kosmos provided to our co-venturers a notice of withdrawal from Boujdour Maritime and transferred its participating interest and operatorship to ONHYM. Certain transition services are being provided to ONHYM as part of the handover of operatorship. In order to complete our obligations under the petroleum contract, we will continue to fund the remainder of the current seismic program.
In June 2017, we completed a 3D seismic survey of approximately 3,000 square kilometers over the Essaouira Offshore block in the Agadir Basin. Additional geological studies are expected to be conducted beginning in the first quarter of 2018. The current phase of the Essaouira Offshore petroleum contract expires in November 2018.
Suriname
In January 2017, we completed a 3D seismic survey of approximately 6,500 square kilometers over Block 42 and Block 45 offshore Suriname. We plan to drill two exploration wells during 2018.
Sao Tome and Principe
In August 2017, we completed a 3D seismic survey of approximately 15,800 square kilometers over Blocks 5, 6, 11 and 12 offshore Sao Tome and Principe.
In November 2017, we received approval for a one-year extension of Phase 1 for Block 11 offshore Sao Tome and Principe, which now expires in July 2019.
In January 2018, we and our partner BP were awarded the rights to negotiate petroleum contracts for Blocks 10 and 13 offshore Sao Tome and Principe.

Portugal
In January 2017, we provided to our co-venturers a notice of withdrawal from the Ameijoa, Camarao, Mexilhao and Ostra Blocks offshore Portugal.

Results of Operations
All of our results, as presented in the table below, represent operations from the Jubilee and TEN fields in Ghana and our equity method investment offshore Equatorial Guinea. Certain operating results and statistics for the years ended December 31, 2017, 2016 and 2015 are included in the following tables:

	Year Ended December 31, 2017
	Kosmos	Equity Method Investment-Equatorial Guinea(1)	Total
	(In thousands, except per barrel data)
Sales volumes:
Jubilee	7,782	—	7,782
TEN	2,979	—	2,979
Ceiba / Okume	—	405	405
	10,761	405	11,166
Revenues:
Oil sales	$578,139	$27,307	$605,446
Average sales price per Bbl	53.73	67.42	54.22

Costs:
Oil production, excluding workovers	$121,429	$7,755	$129,184
Oil production, workovers	5,421	—	5,421
Total oil production costs	$126,850	$7,755	$134,605

Depletion and depreciation	$255,203	$11,181	$266,384

Average cost per Bbl:
Oil production, excluding workovers	$11.28	$19.15	$11.57
Oil production, workovers	0.50	—	0.48
Total oil production costs	11.78	19.15	12.05

Depletion and depreciation	23.72	27.61	23.86
Oil production cost and depletion costs	$35.50	$46.76	$35.91

(1)
For the year ended December 31, 2017, we have presented our 50% share of the results of operations from the date of acquisition, November 28, 2017 through December 31, 2017. Under the equity method of accounting, we only recognize our share of the net income of KTIPI, which is recorded in loss on equity method investments, net in the consolidated statement of operations.

	Years Ended December 31,
	2016	2015

Sales volumes:
Jubilee	5,760	8,538
TEN	996	—
	6,756	8,538
Revenues:
Oil sales	$310,377	$446,696
Average sales price per Bbl	45.94	52.32

Costs:
Oil production, excluding workovers	$119,758	$92,994
Oil production, workovers	(391)	12,342
Total oil production costs	$119,367	$105,336

Depletion and depreciation	$140,404	$155,966

Average cost per Bbl:
Oil production, excluding workovers	$17.73	$10.89
Oil production, workovers	(0.06)	1.45
Total oil production costs	17.67	12.34

Depletion and depreciation	20.78	18.27
Oil production cost and depletion costs	$38.45	$30.61

The discussion of the results of operations and the period‑to‑period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.
Year Ended December 31, 2017 vs. 2016

	Years Ended
	December 31,		Increase
	2017	2016	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$578,139	$310,377	$267,762
Gain on sale of assets	—	—	—
Other income, net	58,697	74,978	(16,281)
Total revenues and other income	636,836	385,355	251,481
Costs and expenses:
Oil and gas production	126,850	119,367	7,483
Facilities insurance modifications, net	(820)	14,961	(15,781)
Exploration expenses	216,050	202,280	13,770
General and administrative	68,302	87,623	(19,321)
Depletion and depreciation	255,203	140,404	114,799
Interest and other financing costs, net	77,595	44,147	33,448
Derivatives, net	59,968	48,021	11,947
Loss on equity method investments, net	6,252	—	6,252
Other expenses, net	5,291	23,116	(17,825)
Total costs and expenses	814,691	679,919	134,772
Loss before income taxes	(177,855)	(294,564)	116,709
Income tax expense (benefit)	44,937	(10,784)	55,721
Net loss	$(222,792)	$(283,780)	$60,988
The results of operations for our equity method investments are presented in "Loss on equity method investments, net." See “Item 8. Financial Statements and Supplementary Data—Note 7—Equity Method Investments" for additional information regarding our equity method investments.
Oil and gas revenue. Oil and gas revenue increased by $267.8 million as a result of eleven cargos sold during the year ended December 31, 2017 as compared to seven cargos during the year ended December 31, 2016, and as a result of a higher realized price per barrel in 2017. We lifted and sold 10,761 MBbl at an average realized price per barrel of $53.73 in 2017 and 6,756 MBbl at an average realized price per barrel of $45.94 in 2016.
Other income. Other income, net decreased by $16.3 million as we recognized $58.7 million of LOPI proceeds, net during the year ended December 31, 2017 related to the turret bearing issue on the Jubilee FPSO compared to $74.8 million of LOPI proceeds in the previous year. The LOPI claim was finalized in June 2017.
Oil and gas production. Oil and gas production costs increased by $7.5 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of lower LOPI claim insurance proceeds recognized during the year ended December 31, 2017 partially offset by accrual adjustments from the Jubilee and TEN fields operator. The LOPI claim was finalized in June 2017.
Facilities insurance modifications, net. During the year ended December 31, 2017, we incurred $19.7 million of facilities insurance modification costs associated with the long-term solution to the turret bearing issue. These costs were offset by $20.5 million of hull and machinery insurance proceeds received during the year ended December 31, 2017 resulting in a credit of $0.8 million. During the year ended December 31, 2016, we incurred $15.0 million of facilities insurance modifications costs associated with the long-term solution to the turret bearing issue with no insurance recoveries.

Exploration expenses. Exploration expenses increased by $13.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase is primarily a result of higher geological and geophysical costs plus unsuccessful well costs of $43.2 million partially offset by $14.5 million of lower seismic costs and $19.0 million of lower rig related costs incurred during the year ended December 31, 2017 as compared with the year ended December 31, 2016.
General and administrative. General and administrative costs decreased by $19.3 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease is primarily a result of carried costs associated with the BP transactions and accrual adjustments from the Jubilee and TEN fields operator.
Depletion and depreciation. Depletion and depreciation increased $114.8 million during the year ended December 31, 2017, as compared with the year ended December 31, 2016, primarily as a result of depletion recognized related to the sale of eleven cargos of oil during 2017, as compared to seven cargos during the prior year.
Interest and other financing costs, net. Interest and other financing costs, net increased by $33.4 million primarily a result of TEN fields coming online in August 2016, which resulted in a $29.5 million decrease in capitalized interest during 2017.
Derivatives, net. During the years ended December 31, 2017 and 2016, we recorded losses of $60.0 million and $48.0 million, respectively, on our outstanding hedge positions. The losses recorded were a result of increases in the forward curve of oil prices during the respective periods.
Loss on equity method investments, net. Loss on equity method investments, net increased by $6.3 million during the year ended December 31, 2017 primarily a result of $11.5 million loss recognized on our equity method investment in KBSL offset by a $5.2 million gain recognized on our equity method investment in KTIPI.
Other expenses, net. Other expenses, net decreased by $17.8 million during the year ended December 31, 2017 primarily a result of a $6.3 million decrease in disputed charges and related costs and a $14.0 million decrease in inventory impairments partially offset by $3.5 million in insurance settlements related to the riser claim in 2016.
Income tax expense (benefit). The Company’s effective tax rates for the years ended December 31, 2017 and 2016 were 25% and 4%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets and therefore we do not realize any tax benefit on such expenses or losses as well as the impact of the changes in U.S. income tax law. The effective tax rate in Ghana is impacted by timing of non-deductible expenditures incurred associated with the damage to the turret bearing, due to the expected recovery from insurance proceeds. Any such insurance recoveries would not be subject to income tax. Income tax expense increased by $55.7 million during the year ended December 31, 2017, as compared with the year ended December 31, 2016, primarily as a result of higher oil revenue in Ghana and mark-to-market gains on our oil derivatives and the impact of changes in U.S. tax law, partially offset by higher depletion and depreciation associated with TEN production.

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

Liquidity and Capital Resources
We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to exploring for and developing oil and natural gas resources along the Atlantic Margins. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt as well as partner carries. In relation to cash flow generated from our operating activities, if we are unable to continuously export associated natural gas in large quantities, which causes potential production restraints, then the Company’s cash flows from operations will be adversely affected. In the past, we have experienced equipment failures, and we are currently working to fully remediate the turret bearing issue on the Jubilee FPSO. This equipment downtime negatively impacted oil production, and we are in the process of repairing the current mechanical issues and implementing a long-term solution for the turret bearing issue.
While we are presently in a strong financial position, a future decline in oil prices, if prolonged, could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. It could also impact the borrowing base available under the Facility or the related debt covenants. Commodity prices are volatile and future prices cannot be accurately predicted. We maintain a hedging program to partially mitigate the price volatility. Our investment decisions are based on longer‑term commodity prices based on the long‑term nature of our projects and development plans. Also, BP has agreed to partially carry our exploration, appraisal and development program in Mauritania and Senegal over the next several years. Current commodity prices, our hedging program, partner carries and our current liquidity position support our capital program for 2018.
As such, our 2018 capital budget is based on our development plans for Ghana and our exploration and appraisal program.
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
As part of the Facility amendment and restatement process, the lenders approved a redetermination, setting the borrowing base under our Facility at $1.5 billion (effective February 22, 2018). The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields.

Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015:

	Years Ended
	December 31,
	2017	2016	2015
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$236,617	$52,077	$440,779
Net proceeds from issuance of senior secured notes	—	—	206,774
Borrowings under long-term debt	200,000	450,000	100,000
Proceeds on sale of assets	222,068	210	28,692
	658,685	502,287	776,245
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	140,495	535,975	823,642
Other property	2,858	1,998	1,483
Equity method investment	231,280	—	—
Payments on long-term debt	250,000	—	200,000
Purchase of treasury stock	2,194	1,981	18,110
Deferred financing costs	67	—	9,030
	626,894	539,954	1,052,265
Increase (decrease) in cash, cash equivalents and restricted cash	$31,791	$(37,667)	$(276,020)
Net cash provided by operating activities. Net cash provided by operating activities in 2017 was $236.6 million compared with net cash provided by operating activities of $52.1 million in 2016 and $441 million in 2015, respectively. The increase in cash provided by operating activities in the year ended December 31, 2017 when compared to the same period in 2016 is primarily a result of an increase in oil and gas revenue combined with LOPI proceeds, net and a decrease in exploration expense related to the stacked rig costs and rig option cancellation payment as well as a decrease in derivative cash settlements. The decrease in cash provided by operating activities in the year ended December 31, 2016 when compared to the same period in 2015 was primarily a result of a decrease in results from operations driven by lower barrels sold related to the turret bearing issue and lower realized revenue per barrel sold.
The following table presents our liquidity and financial position as of December 31, 2017:

December 31, 2017
(In thousands)
Cash and cash equivalents	$233,412
Restricted cash	71,574
Senior Notes at par	525,000
Drawings under the Facility	800,000
Net debt	$1,020,014

Availability under the Facility	$500,811
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,134,223

Capital Expenditures and Investments
We expect to incur capital costs as we:
•drill additional wells in the Jubilee and TEN Fields;
•fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in a number of our exploration license areas, including drilling two exploration wells in Suriname, and
•acquire and analyze seismic on existing licenses, pursue new ventures and manage our rig activities.
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
2018 Capital Program
We estimate we will spend approximately $300 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2018. This capital expenditure budget consists of:

•	approximately $110 million for developmental related expenditures offshore Ghana, largely focused on additional drilling in the Jubilee and TEN fields;

•	approximately $50 million for exploration and appraisal activities, including drilling two exploration wells in Suriname;

•	approximately $80 million related to seismic acquisition and processing across our portfolio to mature drilling opportunities;

•	approximately $50 million for new ventures; and

•	approximately $10 million related to corporate and other capital expenditures.
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
Significant Sources of Capital
Facility
As of December 31, 2017, borrowings under the Facility totaled $800.0 million including $200 million drawn for the KTIPI investment, and the undrawn availability under the Facility was $500.8 million.

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $5.7 million of existing unamortized debt issuance costs attributable to those participants were expensed in the first quarter of 2018. As of December 31, 2017, we have $23.6 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility, excluding the $5.7 million expensed in the first quarter of 2018.
As part of the amendment and restatement process, the lenders approved a redetermination, setting the borrowing base under our Facility at $1.5 billion (effective February 22, 2018). The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The following amendments to the terms of the existing facility, subject to certain conditions and exceptions, include without limitation:

•	the extension of the maturity date to March 31, 2025 (unless otherwise terminated pursuant to the amended and restated Facility);

•	the extension of the amortization schedule such that amortization of principal is to commence in March 31, 2022 and continue in equal amounts every six months thereafter until the maturity date;

•	commitment fees lowered from 40% to 30% of the applicable interest margin;

•	maintaining interest margin at LIBOR plus 3.25% for the next four years;

•
the inclusion of the Company’s recently acquired producing assets in Equatorial Guinea in the calculation of borrowing base amounts as well as the Company’s option to include the Greater Tortue development in the future following final investment decision, up to $500 million in the aggregate; and

•
the addition of Kosmos Energy Finance International, Kosmos Energy Investments Senegal Limited, Kosmos Energy Equatorial Guinea, Kosmos Energy Senegal and Kosmos Energy Mauritania as additional guarantors and pledged subsidiaries.

Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into) and LIBOR. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving- credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of December 31, 2017, we had no letters of credit issued under the Facility.
We have the right to cancel all the undrawn commitments under the Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility contains customary cross default provisions.
We were in compliance with the financial covenants contained in the Facility as of September 30, 2017 (the most recent assessment date), which requires the maintenance of:

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
As of December 31, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.
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
We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2017 (the most recent assessment date), which requires the maintenance of:

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
In July 2016, we amended and restated the LC Facility, extending the maturity date to July 2019. Other amendments included increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. We may voluntarily cancel any commitments available under the LC Facility at any time. During the first quarter of 2017, the LC Facility size was increased to $115.0 million and in April 2017, we reduced the size of our LC Facility to $70 million. In February 2018, the LC Facility was increased to $73 million to facilitate the issuance of additional letters of credit. As of December 31, 2017, there were eight outstanding letters of credit totaling $60.3 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

Contractual Obligations
The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2017:

	Payments Due By Year(4)
	Total	2018	2019	2020	2021	2022	Thereafter
Principal debt repayments(1)	$1,325,000	$—	$200,377	$404,971	$719,652	$—	$—
Interest payments on long-term debt(2)	293,194	93,603	85,846	68,457	45,288	—	—
Operating leases(3)	12,626	4,981	4,370	484	419	418	1,954
______________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2017. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2017, there were no borrowings under the Corporate Revolver.

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

We currently have a commitment to drill one exploration well in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration well, subject to their maximum $228 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Equatorial Guinea, Mauritania and Cote d'Ivoire, we have 3D seismic requirements of approximately 6,000 square kilometers, 7,600 square kilometers and 12,000 square kilometers, respectively.

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

	Years Ending December 31,						Asset (Liability) Fair Value at December 31,
	2018	2019	2020	2021	2022	Thereafter	2017
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$525,000	$—	$—	$(542,472)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	—	—
Variable rate debt:
Facility(1)	$—	$200,377	$404,971	$194,652	$—	$—	$(800,000)
Weighted average interest rate(2)	5.40%	5.87%	6.43%	6.69%	—	—
Capped interest rate swaps:
Notional debt amount ($200,000)	$—	$—	$—	$—	$—	$—	$1,017
Cap	3.00%	—	—	—	—	—
Average fixed rate payable(3)	1.23%	—	—	—	—	—
Variable rate receivable(4)	1.77%	—	—	—	—	—
______________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of December 31, 2017. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2017, there were no borrowings under the Corporate Revolver.

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

Off‑Balance Sheet Arrangements
We may enter into off‑balance sheet arrangements and transactions that can give rise to material off‑balance sheet obligations. As of December 31, 2017, our material off‑balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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
Revenue Recognition. We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2017 and 2016, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Income Taxes. We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of changes in tax laws or tax rates, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2017 and 2016, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
ASC 740 provides a more‑likely‑than‑not standard in evaluating whether a valuation allowance is necessary after weighing all of the available evidence. When evaluating the need for a valuation allowance, we consider all available positive and negative evidence, including the following:

•	the status of our operations in the particular taxing jurisdiction, including whether we have commenced production from a commercial discovery;

•	whether a commercial discovery has resulted in significant proved reserves that have been independently verified;

•	the amounts and history of taxable income or losses in a particular jurisdiction;

•	projections of future income, including the sensitivity of such projections to changes in production volumes and prices;

•	the existence, or lack thereof, of statutory limitations on the period that net operating losses may be carried forward in a jurisdiction; and

•	the creation and timing of future income associated with the reversal of deferred tax liabilities in excess of deferred tax assets.
Derivative Instruments and Hedging Activities. We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of collars, put options, call options and swaps. We also use interest rate derivative contracts to mitigate our exposure to interest rate fluctuations related to our long‑term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or a liabilities measured at fair value. We do not apply hedge accounting to our oil derivative contracts. Effective June 1, 2010, we discontinued hedge accounting on our interest rate swap contracts and accordingly the changes in the fair value of the instruments are recognized in earnings in the period of change. The effective portions of the discontinued hedges as of May 31, 2010, were included in accumulated other comprehensive income or loss (“AOCI”) in the equity section of the accompanying consolidated balance sheets, and were transferred to earnings when the hedged transactions settled.
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
Consolidations / Equity Method of Accounting. The Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. They also include Kosmos’ share of the undivided interest in certain assets, liabilities, revenues and expenses. Investments in corporate joint ventures, which we exercise significant influence over, are accounted for using the equity method of accounting.

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
The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2017:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2016	$1,638	$53	$1,691
Changes in contract fair value	(72,470)	648	(71,822)
Contract maturities	(26,204)	316	(25,888)
Fair value of contracts outstanding as of December 31, 2017	$(97,036)	$1,017	$(96,019)

Commodity Price Risk
The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude. Dated Brent prices in 2017 ranged between approximately $44 to $67 per barrel.

Commodity Derivative Instruments
We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of collars, put options, call options and swaps. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to our commodity derivative instruments would increase.

Commodity Price Sensitivity
The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2017:

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
									Fair Value at December 31,
Term	Type of Contract	MBbl	Net Deferred Premium Payable	Swap	Sold Put	Floor	Ceiling	Call	2017(2)
2018
January — December	Swap with puts	2,000	$—	$54.32	$40.00	$—	$—	$—	$(20,544)
July — December	Swap with puts	2,000	—	57.96	45.00	—	—	—	(12,068)
January — June	Swaps	1,000	—	57.25	—	—	—	—	(8,390)
January — December	Three-way collars	2,913	0.74	—	41.57	56.57	65.90	—	(10,270)
January — December	Four-way collars	3,000	1.06	—	40.00	50.00	61.33	70.00	(14,554)
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—	(6,739)
2019
January — December	Three-way collars	6,500	$0.18	$—	$41.54	$51.54	$63.80	$—	$(19,750)
January — December	Two-way collars	2,000	1.62	—	—	55.00	65.00	—	(4,088)
January — December	Sold calls(1)	913	—	—	—	—	80.00	—	(633)
______________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)
Fair values are based on the average forward Dated Brent oil prices on December 31, 2017 which by year are: 2018—$64.96 and 2019—$61.00. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on February 21, 2018 market quotes by year are: 2018—$63.86 and 2019—$60.37.

In January 2018, we entered into three-way costless collar contracts for 1.0 MMBbl from January 2019 through December 2019 with a sold put price of $45.00, a floor price of $55.00 per barrel and a ceiling price of $72.90 per barrel. The contracts are indexed to Dated Brent prices.
In February 2018, we sold 2.0 MMBbl of put contracts from January 2019 through December 2019 with a strike of $47.50 per barrel. We used part of the proceeds to increase our upside by purchasing 1.0 MMBbl of calls in the second half of 2018 with a strike price of $70.00 per barrel. These contracts are indexed to Dated Brent prices and have a net deferred premium receivable of $3.1 million.
At December 31, 2017, our open commodity derivative instruments were in a net liability position of $97.0 million. As of December 31, 2017, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $95.5 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $89.5 million.

Interest Rate Derivative Instruments
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity
At December 31, 2017, we had indebtedness outstanding under the Facility of $800.0 million, of which $600.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of December 31, 2017 was approximately 4.6%. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $0.8 million in interest expense per year on the Facility. We pay commitment fees on the $500.8 million of undrawn availability and $199.2 million of unavailable commitments under the Facility and on the $400.0 million of undrawn availability under the Corporate Revolver at December 31, 2017, which are not subject to changes in interest rates.
As of December 31, 2017, the fair market value of our interest rate swaps was a net asset of approximately $1.0 million. If LIBOR increased by 10%, we estimate it would have a negligible impact on the fair market value of our interest rate swaps.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Kosmos Energy Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Dallas, Texas
February 26, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Kosmos Energy Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kosmos Energy Ltd (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2018

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$233,412	$194,057
Restricted cash	56,380	24,506
Receivables:
Joint interest billings, net	134,565	63,249
Oil sales	—	54,195
Related party	780	—
Other	25,616	25,893
Inventories	71,861	74,380
Prepaid expenses and other	9,306	7,209
Derivatives	1,682	31,698
Total current assets	533,602	475,187

Property and equipment:
Oil and gas properties, net	2,310,973	2,700,889
Other property, net	6,855	8,003
Property and equipment, net	2,317,828	2,708,892

Other assets:
Equity method investment	236,514	—
Restricted cash	15,194	54,632
Long-term receivables - joint interest billings	34,941	45,663
Deferred financing costs, net of accumulated amortization of $13,951 and $11,213 at December 31, 2017 and December 31, 2016, respectively	2,510	5,248
Long-term deferred tax assets	22,517	37,827
Derivatives	39	3,808
Other	29,458	10,208
Total assets	$3,192,603	$3,341,465

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$141,787	$220,627
Accrued liabilities	219,412	129,706
Derivatives	67,531	19,692
Total current liabilities	428,730	370,025

Long-term liabilities:
Long-term debt, net	1,282,797	1,321,874
Derivatives	30,209	14,123
Asset retirement obligations	66,595	63,574
Deferred tax liabilities	476,548	482,221
Other long-term liabilities	10,612	8,449
Total long-term liabilities	1,866,761	1,890,241

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 398,599,457 and 395,859,061 issued at December 31, 2017 and December 31, 2016, respectively	3,986	3,959
Additional paid-in capital	2,014,525	1,975,247
Accumulated deficit	(1,073,202)	(850,410)
Treasury stock, at cost, 9,188,819 and 9,101,395 shares at December 31, 2017 and December 31, 2016, respectively	(48,197)	(47,597)
Total shareholders’ equity	897,112	1,081,199
Total liabilities and shareholders’ equity	$3,192,603	$3,341,465
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues and other income:
Oil and gas revenue	$578,139	$310,377	$446,696
Gain on sale of assets	—	—	24,651
Other income, net	58,697	74,978	209

Total revenues and other income	636,836	385,355	471,556

Costs and expenses:
Oil and gas production	126,850	119,367	105,336
Facilities insurance modifications, net	(820)	14,961	—
Exploration expenses	216,050	202,280	156,203
General and administrative	68,302	87,623	136,809
Depletion and depreciation	255,203	140,404	155,966
Interest and other financing costs, net	77,595	44,147	37,209
Derivatives, net	59,968	48,021	(210,649)
Loss on equity method investments, net	6,252	—	—
Other expenses, net	5,291	23,116	5,246

Total costs and expenses	814,691	679,919	386,120

Income (loss) before income taxes	(177,855)	(294,564)	85,436
Income tax expense (benefit)	44,937	(10,784)	155,272

Net loss	$(222,792)	$(283,780)	$(69,836)
Net loss per share:
Basic	$(0.57)	$(0.74)	$(0.18)
Diluted	$(0.57)	$(0.74)	$(0.18)
Weighted average number of shares used to compute net loss per share:
Basic	388,375	385,402	382,610
Diluted	388,375	385,402	382,610
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(222,792)	$(283,780)	$(69,836)
Other comprehensive loss:
Reclassification adjustments for derivative gains included in net loss	—	—	(767)
Other comprehensive loss	—	—	(767)
Comprehensive loss	$(222,792)	$(283,780)	$(70,603)
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares		Additional Paid-in	Accumulated	Accumulated other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance as of December 31, 2014	392,443	$3,924	$1,860,190	$(494,850)	$767	$(31,072)	$1,338,959
Equity-based compensation	—	—	75,267	—	—	—	75,267
Derivatives, net	—	—	—	—	(767)	—	(767)
Restricted stock awards and units	1,460	15	(15)	—	—	—	—
Restricted stock forfeitures	—	—	16	—	—	(16)	—
Purchase of treasury stock	—	—	(2,269)	—	—	(15,841)	(18,110)
Net loss	—	—	—	(69,836)	—	—	(69,836)
Balance as of December 31, 2015	393,903	3,939	1,933,189	(564,686)	—	(46,929)	1,325,513
Equity-based compensation	—	—	43,391	(1,944)	—	—	41,447
Restricted stock awards and units	1,956	20	(20)	—	—	—	—
Restricted stock forfeitures	—	—	2	—	—	(2)	—
Purchase of treasury stock	—	—	(1,315)	—	—	(666)	(1,981)
Net loss	—	—	—	(283,780)	—	—	(283,780)
Balance as of December 31, 2016	395,859	3,959	1,975,247	(850,410)	—	(47,597)	1,081,199
Equity-based compensation	—	—	40,899	—	—	—	40,899
Restricted stock awards and units	2,740	27	(27)	—	—	—	—
Purchase of treasury stock	—	—	(1,594)	—	—	(600)	(2,194)
Net loss	—	—	—	(222,792)	—	—	(222,792)
Balance as of December 31, 2017	398,599	3,986	2,014,525	(1,073,202)	—	(48,197)	897,112
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(222,792)	$(283,780)	$(69,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	265,407	150,608	166,290
Deferred income taxes	9,505	(23,561)	110,786
Unsuccessful well costs	43,201	6,079	94,910
Change in fair value of derivatives	71,822	46,559	(210,957)
Cash settlements on derivatives, net (including $38.7 million, $188.0 million and $225.5 million on commodity hedges during 2017, 2016, and 2015)	25,888	188,895	224,741
Equity-based compensation	39,913	40,084	75,057
Gain on sale of assets	—	—	(24,651)
Loss on extinguishment of debt	—	—	165
Loss on equity method investment, net	6,252	—	—
Other	5,952	13,355	7,875
Changes in assets and liabilities:
(Increase) decrease in receivables	29,365	(20,558)	2,209
(Increase) decrease in inventories	1,653	(4,107)	(29,855)
(Increase) decrease in prepaid expenses and other	(31,710)	17,557	512
Increase (decrease) in accounts payable	(94,434)	(75,487)	111,289
Increase (decrease) in accrued liabilities	86,595	(3,567)	(17,756)
Net cash provided by operating activities	236,617	52,077	440,779
Investing activities
Oil and gas assets	(140,495)	(535,975)	(823,642)
Other property	(2,858)	(1,998)	(1,483)
Equity method investment	(231,280)	—	—
Proceeds on sale of assets	222,068	210	28,692
Net cash used in investing activities	(152,565)	(537,763)	(796,433)

Financing activities
Borrowings under long-term debt	200,000	450,000	100,000
Payments on long-term debt	(250,000)	—	(200,000)
Net proceeds from issuance of senior secured notes	—	—	206,774
Purchase of treasury stock	(2,194)	(1,981)	(18,110)
Deferred financing costs	(67)	—	(9,030)
Net cash provided by (used in) financing activities	(52,261)	448,019	79,634

Net increase (decrease) in cash, cash equivalents and restricted cash	31,791	(37,667)	(276,020)
Cash, cash equivalents and restricted cash at beginning of period	273,195	310,862	586,882
Cash, cash equivalents and restricted cash at end of period	$304,986	$273,195	$310,862

Supplemental cash flow information
Cash paid for:
Interest	$55,381	$27,860	$33,315
Income taxes	$48,815	$13,997	$35,857

Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$—	$9,814	$—
Contribution to equity method investment	$133,893	$—	$—
Dissolution of equity method investment	$(122,407)	$—	$—

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
Kosmos is a leading independent oil and gas exploration and production company focused on frontier and emerging areas along the Atlantic Margins. Our assets include existing production and development projects offshore Ghana and Equatorial Guinea, large discoveries and significant further exploration potential offshore Mauritania and Senegal, as well as exploration licenses offshore Cote d'Ivoire, Equatorial Guinea, Morocco, Sao Tome and Principe, and Suriname. Kosmos is listed on the New York Stock Exchange (“NYSE”) and London Stock Exchange ("LSE") and is traded under the ticker symbol KOS.
We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long‑lived assets and all of our product sales are related to production located offshore Ghana. We also have an equity method investment generating revenues with operations offshore Equatorial Guinea.

2. Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Kosmos Energy Ltd. and its wholly owned subsidiaries. They also include the Corporation’s share of the undivided interest in certain assets, liabilities, revenues and expenses. Investments in corporate joint ventures, which we exercise significant influence over, are accounted for using the equity method of accounting. All intercompany transactions have been eliminated.
Investments in companies that are partially owned by the Corporation are integral to the Corporation’s operations. The other parties, who also have an equity interest in these companies, are independent third parties that share in the business results according to their ownership. Kosmos does not invest in these companies in order to remove liabilities from its balance sheet.

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
Cash, Cash Equivalents and Restricted Cash

	December 31,
	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$233,412	$194,057	$275,004
Restricted cash - current	56,380	24,506	28,533
Restricted cash - long-term	15,194	54,632	7,325
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$304,986	$273,195	$310,862
Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.
In accordance with our commercial debt facility (the “Facility”), we were required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six‑month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2017 and 2016, we had $24.8 million and $24.5 million, respectively, in current restricted cash to meet this requirement.
In addition, in accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of December 31, 2017 and 2016, we had $31.6 million and zero, respectively, of current restricted cash and $15.2 million and $54.6 million, respectively, of long‑term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts.
Receivables
Our receivables consist of joint interest billings, oil sales and other receivables. For our oil sales receivable, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of zero and $0.6 million in current joint interest billings receivables as of December 31, 2017 and 2016, respectively.
Inventories
Inventories consisted of $63.5 million and $68.1 million of materials and supplies and $8.4 million and $6.3 million of hydrocarbons as of December 31, 2017 and 2016, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of $0.9 million, $14.9 million and nil during the years ended December 31, 2017, 2016 and 2015 for materials and supplies inventories as other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.
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
Derivative Instruments and Hedging Activities
We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of collars, put options, call options and swaps. We also use interest rate derivative contracts to mitigate our exposure to interest rate fluctuations related to our long‑term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. We do not apply hedge accounting to our derivative contracts. As of December 31, 2016 all instruments previously designated as hedges have settled and there is no balance remaining in AOCI. See Note 9—Derivative Financial Instruments.
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
Revenue Recognition
We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold based on the provisional sales prices. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2017 and 2016, we had no oil and gas imbalances recorded in our consolidated financial statements.

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
Treasury Stock
We record treasury stock purchases at cost. Our treasury stock purchases are from our employees that surrendered shares to the Company to satisfy their statutory tax withholding requirements and are not part of a formal stock repurchase plan. The remainder of our treasury stock is forfeited restricted stock awards granted under our long‑term incentive plan.
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
FASB Staff Accounting Bulletin 118 (SAB 118) was issued in January 2018 to address situations where certain aspects of the Tax Reform Act are unclear at issuance of a registrant’s financial statements for the reporting period in which the Tax Reform Act became law. SAB 118 allows us to record provisional amounts during a one year measurement period. We are analyzing certain aspects of the Tax Reform Act which could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

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
Recent Accounting Standards
Recently Adopted
In January 2017, the FASB issued ASU 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether those transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. Effective October 1, 2017, we early adopted ASU 2017-1 in connection with our accounting treatment of the Equatorial Guinea acquisition during the fourth quarter of 2017.

Not Yet Adopted
In May 2014, the FASB issued ASU 2014-9, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-9 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-9 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU 2014-9. The Company completed its assessment of the new accounting standard and does not expect the adoption of this standard to have a material impact to our revenue recognition based on our existing contracts with customers. We will adopt the new standard during the first quarter of 2018 using the modified retrospective approach and there will be no impact to our previously recorded revenue under the new standard.
In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” ASU 2016-2 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The new leasing standard requires the modified retrospective adoption method. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires the company to recognize income tax consequences, if any, on intercompany asset transfers, other than inventory, when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
3. Acquisitions and Divestitures
2017 Transactions

In December 2016, we announced transactions with affiliates of BP p.l.c. (‘‘BP’’) in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. The Mauritania and Senegal transactions closed in January 2017 and February 2017, respectively. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in KBSL, our majority owned affiliate company which held a 60% participating interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks (the "Senegal Blocks") offshore Senegal. Previously we indicated that KBSL would hold a 65% participating interest upon the completion of our exercise in December 2016 of an option to increase our equity in each contract area by 5% in exchange for carrying Timis Corporation Limited’s (“Timis”) paying interest share of a third well in either contract area, subject to a maximum gross well cost of $120.0 million. However, we agreed to withdraw the exercise of this call option upon completion of an agreement between BP and Timis by which BP acquired Timis’ entire 30% participating interest in the Senegal Blocks. The transaction between BP and Timis was completed and KBSL’s participating interest in these blocks remained at 60%. In consideration for these transactions, Kosmos received $162 million in cash up front during the first quarter of 2017 and will receive $228 million exploration and appraisal carry (increased from $221 million upon completion of the transfer of a 30% working interest to BP Senegal Investments Limited), up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. The effective date of these transactions was July 1, 2016, with BP paying interim costs from the effective date to the closing dates. We reduced our unproved property balance by $221.9 million for the consideration received as a result of these transactions including the upfront cash and interim costs from the transaction date to the effective date. See Note 7—Equity Method Investments for further discussion of our investment in KBSL.
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

In the fourth quarter of 2017, through a joint venture with an affiliate of Trident Energy ("Trident"), we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc. Hess International Petroleum Inc. was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The gross acquisition price was $650 million effective as of January 1, 2017. After post closing entries Kosmos paid net cash of approximately $231 million, with a combination of cash on hand and availability under the Facility. The transaction is accounted for as an equity method investment.

In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea, subject to ratification by the President of Equatorial Guinea. We presently have an 80% participating interest and are the operator in all three blocks, but pursuant to an agreement with Trident, we expect to assign a 40% participating interest in the blocks to an affiliate of Trident after ratification. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes an approximately  6,000 square kilometer 3D seismic acquisition requirement across the three blocks. Upon ratification and the assignment of a 40% interest to the Trident affiliate noted above, interests in these three blocks will be 40% Kosmos, 40% Trident and 20% GEPetrol.

In December 2017, as part of our Alliance with BP, we entered into petroleum contracts covering Blocks CI-526, CI-602, CI-603, CI-707 and CI-708 with the Government of Cote d'Ivoire. We have a 45% participating interest and are the operator in all five blocks. BP has a 45% participating interest in the blocks and the Cote d'Ivoire national oil company, PETROCI Holding ("PETROCI"), currently has a 10% carried interest. The petroleum contracts cover approximately 17,000 square kilometers, with a first exploration period of three years. The first exploration period work program includes a 12,000 square kilometer 3D seismic acquisition across the five blocks.
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
In May 2016, Kosmos and Capricorn Exploration and Development Company Limited, a wholly owned subsidiary of Cairn Energy PLC (“Cairn”) executed a petroleum agreement with the Office National des Hydrocarbures et des Mines ("ONHYM"), the national oil company of the Kingdom of Morocco, for the Boujdour Maritime block. The Boujdour Maritime petroleum agreement largely replaces the acreage covered by the Cap Boujdour petroleum agreement which expired in March 2016. Under the terms of the petroleum agreement, Kosmos is the operator of the Boujdour Maritime block and has a 55% participating interest, Cairn has a 20% participating interest, and ONHYM holds a 25% carried interest in the block through the exploration period. In November 2017, we provided to our co-venturers a notice of withdrawal from the the Boujdour Maritime block offshore Western Sahara and transferred its participating interest and operatorship to ONHYM. Certain transition services are being provided to ONHYM as part of the handover of operatorship. In order to complete our obligations under the petroleum contract, we will continue to fund the remainder of the seismic program.

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
In December 2016, Kosmos closed a farm-out agreement with a subsidiary of Galp Energia SGPS S.A. (“Galp”) to farm-out a 20% non-operated stake of the Company’s interest in Blocks 5, 11, and 12 offshore Sao Tome and Principe. Based on the terms of the agreement, Galp paid a proportionate share of Kosmos’ past costs in the form of a partial carry on the 3D seismic survey which was completed in August 2017.
2015 Transactions
In March 2015, we closed a farm-in agreement with Repsol Exploracion, S.A. (“Repsol”), acquiring a non-operated interest in the Camarao, Ameijoa, Mexilhao and Ostra blocks in the Peniche Basin offshore Portugal. As part of the agreement, we reimbursed a portion of Repsol’s previously incurred exploration costs, as well as partially carried Repsol’s share of the costs of a planned 3D seismic program. After giving effect to the farm-in agreement, our participating interest was 31% in each of the blocks. In January 2017, we provided to our co-venturers a notice of withdrawal from the Ameijoa, Camarao, Mexilhao and Ostra Blocks offshore Portugal.
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

4. Joint Interest Billings
The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the us. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.
In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of December 31, 2017 and 2016, the current portion of the joint interest billing receivables due from GNPC for the TEN fields development costs were $15.2 million and zero, respectively, and the long-term portion is $31.6 million and $44.0 million.
5. Property and Equipment
Property and equipment is stated at cost and consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Oil and gas properties:
Proved properties	$1,653,616	$1,385,331
Unproved properties	465,109	919,056
Support equipment and facilities	1,427,054	1,386,448
Total oil and gas properties	3,545,779	3,690,835
Accumulated depletion	(1,234,806)	(989,946)
Oil and gas properties, net	2,310,973	2,700,889

Other property	39,405	37,186
Accumulated depreciation	(32,550)	(29,183)
Other property, net	6,855	8,003

Property and equipment, net	$2,317,828	$2,708,892
We recorded depletion expense of $244.9 million, $131.5 million and $146.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the years ended December 31, 2017, 2016 and 2015. The table excludes $43.2 million, $2.4 million and $70.3 million in costs that were capitalized and subsequently expensed during the same year for the years ended December 31, 2017, 2016 and 2015, respectively. During 2017, the exploratory well costs associated with the Mahogany and Teak fields were reclassified to proved property as they were unitized into the Jubilee Unit as part of the Greater Jubilee Full Field Development Plan.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$734,463	$426,881	$226,714
Additions to capitalized exploratory well costs pending the determination of proved reserves	69,567	307,582	223,542
Reclassification due to unitization of Mahogany and Teak discoveries	(176,881)	—	—
Divestitures(1)	(206,400)	—	—
Contribution of oil and gas property to equity method investment	(131,764)	—	—
Dissolution of equity method investment	121,128	—	—
Capitalized exploratory well costs charged to expense	—	—	(23,375)
Ending balance	$410,113	$734,463	$426,881
______________________________________

(1)	Represents the reduction in basis of suspended well costs associated with the Mauritania and Senegal transactions with BP.
The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$67,159	$279,809	$199,486
Exploratory well costs capitalized for a period of one to two years	291,252	244,804	17,702
Exploratory well costs capitalized for a period of three to six years	51,702	209,850	209,693
Ending balance	$410,113	$734,463	$426,881
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	5	3
As of December 31, 2017, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Akasa discovery in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are located offshore Ghana, the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border, the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania and the Teranga discovery in the Cayar Offshore Profond block offshore Senegal.
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
Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells have been drilled in the Greater Tortue Discovery area, Ahmeyim-2 in Mauritania and Guembeul-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Discovery. Data acquired from the drill stem test is being used to further optimize field development and to refine process design parameters critical to the Front End Engineering Design (FEED) process. Following additional evaluation, a decision regarding commerciality will be made.

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

7. Equity Method Investments
Kosmos BP Senegal Limited

As part of our transaction in Senegal with BP, our petroleum contracts in Senegal were contributed to KBSL, a corporate joint venture in which we owned a 50.01% interest. The objective of this transaction was to accelerate the development of discovered gas resources, ensure the execution of an appropriately sized exploration program and reduce the Company’s capital spending requirements for exploration and development over the near to medium term.

In October 2017, upon approval, KBSL transferred a 30% working interest in the Senegal Blocks to BP Senegal Investments Limited in exchange for their outstanding shares of KBSL. As a result, KBSL became a wholly-owned subsidiary of Kosmos, and will no longer be accounted for under the equity method of accounting. After the transfer, KBSL has a 30% working interest in the Senegal Blocks.

Prior to the acquisition of the remaining outstanding shares of KBSL in October 2017, our investment in KBSL qualified for the equity method of accounting. Our initial contribution to KBSL was $133.9 million, which was recorded at our carrying costs. Our share of the KBSL operations during the period it was accounted for as an equity method investment is reflected in our consolidated statements of operations as loss on equity method investments, net. During the twelve months ended December 31, 2017, we recorded an $11.5 million loss on equity method investment associated with KBSL.

Equatorial Guinea

As part of our acquisition of KTIPI, a corporate joint venture in which we own a 50% interest, we acquired the petroleum contract for Block G offshore Equatorial Guinea. The objective of this transaction was to acquire the Ceiba field and Okume complex with the intent to optimize production and increase reserves. Below is a summary of financial information for KTIPI.

December 31,
2017
(In thousands)
Assets
Total current assets	$179,070
Property and equipment, net	345,611
Other assets	567
Total assets	$525,248

Liabilities and shareholders' equity
Total current liabilities	$106,769
Total long term liabilities	565,591
Shareholders' equity:
Total shareholders' equity	(147,112)
Total liabilities and shareholders' equity	$525,248

Period November 28, 2017 through December 31, 2017
Revenues and other income:
Oil and gas revenue	$54,615
Other income	294
Total revenues and other income	54,909

Costs and expenses:
Oil and gas production	15,509
Depletion and depreciation	10,738
Other expenses, net	(19)
Total costs and expenses	26,228

Income before income taxes	28,681
Income tax expense	6,588
Net income	$22,093

Kosmos' share of net income	$11,046
Basis difference amortization(1)	5,812
Equity in earnings - KTIPI	$5,234
______________________________________

(1)
The basis difference, which is associated with oil and gas properties and subject to amortization, has been allocated to the Ceiba Field and Okume Complex. We amortize the basis difference using the unit-of-production method.

When evaluating our equity method investments for impairment, we review our ability to recover the carrying amount of such investments or the entity’s ability to sustain earnings that justify its carrying amount. As of December 31, 2017, we determined that we had the ability to recover the carrying amount of our equity method investment in KTIPI. As such, no impairment has been recorded.

8. Debt

	December 31,
	2017	2016
	(In thousands)
Outstanding debt principal balances:
Facility	$800,000	$850,000
Senior Notes	525,000	525,000
Total	1,325,000	1,375,000
Unamortized deferred financing costs and discounts(1)	(42,203)	(53,126)
Long-term debt, net	$1,282,797	$1,321,874
________________________________________

(1)
Includes $23.6 million and $30.3 million of unamortized deferred financing costs related to the Facility and $18.6 million and $22.8 million of unamortized deferred financing costs and discounts related to the Senior Notes as of December 31, 2017 and December 31, 2016, respectively.

Facility
In March 2017, following the lender’s semi-annual redetermination, the available borrowing base under our Facility was $1.3 billion (effective April 1, 2017). In August 2017, following the lender’s waiver of the September 30, 2017 semi-annual redetermination, the available borrowing base under our Facility remained at $1.3 billion. The borrowing base calculation included value related to the Jubilee and TEN fields.
As of December 31, 2017, borrowings under the Facility totaled $800.0 million including $200 million drawn for the KTIPI investment, and the undrawn availability under the Facility was $500.8 million. Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into) and LIBOR. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees were equal to 40% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.
In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $5.7 million of existing unamortized debt issuance costs attributable to those participants were expensed in the first quarter of 2018. As of December 31, 2017, we have $23.6 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility, excluding the $5.7 million expensed in the first quarter of 2018.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving- credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of December 31, 2017, we had no letters of credit issued under the Facility.
Kosmos has the right to cancel all the undrawn commitments under the amended and restated Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility contains customary cross default provisions.
We were in compliance with the financial covenants contained in the Facility as of the September 30, 2017 (the most recent assessment date).
Corporate Revolver
In November 2012, we secured a Corporate Revolver from a number of financial institutions which, as amended in June 2015, has an availability of $400.0 million. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration; appraisal and development programs. As of December 31, 2017, we have $2.5 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term, which as amended expires in November 2018. These deferred financing costs are included in the Other assets section of the consolidated balance sheet.
As of December 31, 2017, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.
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
In July 2016, we amended and restated the LC Facility, extending the maturity date to July 2019. Other amendments included increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. We may voluntarily cancel any commitments available under the LC Facility at any time. During the first quarter of 2017, the LC Facility size was increased to $115.0 million and in April 2017, we reduced the size of our LC Facility to $70 million. In February 2018, the LC Facility was increased to $73 million to facilitate the issuance of additional letters of credit. As of December 31, 2017, there were eight outstanding letters of credit totaling $60.3 million under the LC Facility. The LC Facility contains customary cross default provisions.
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
At December 31, 2017, the estimated repayments of debt during the five years and thereafter are as follows:

	Payments Due by Year
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,325,000	$—	$200,377	$404,971	$719,652	$—	$—

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of December 31, 2017. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of December 31, 2017, there were no borrowings under the Corporate Revolver.

Interest and other financing costs, net
Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Interest expense	$92,687	$89,029	$74,897
Amortization—deferred financing costs	10,204	10,204	10,324
Loss on extinguishment of debt	—	—	165
Capitalized interest	(30,282)	(59,803)	(52,392)
Deferred interest	2,577	(581)	1,770
Interest income	(3,422)	(1,954)	(844)
Other, net	5,831	7,252	3,289
Interest and other financing costs, net	$77,595	$44,147	$37,209

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
Oil Derivative Contracts
The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of December 31, 2017. Volumes are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
Term	Type of Contract	MBbl	Net Deferred Premium Payable	Swap	Sold Put	Floor	Ceiling	Call
2018:
January — December	Swap with puts	2,000	$—	$54.32	$40.00	$—	$—	$—
July — December	Swap with puts	2,000	—	57.96	45.00	—	—	—
January — June	Swaps	1,000	—	57.25	—	—	—	—
January — December	Three-way collars	2,913	0.74	—	41.57	56.57	65.90	—
January — December	Four-way collars	3,000	1.06	—	40.00	50.00	61.33	70.00
January — December	Sold calls(1)	2,000	—	—	—	—	65.00	—
2019:
January — December	Three-way collars	6,500	$0.18	$—	$41.54	$51.54	$63.80	$—
January — December	Two-way collars	2,000	1.62	—	—	55.00	65.00	—
January — December	Sold calls(1)	913	—	—	—	—	80.00	—
______________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.
In January 2018, we entered into three-way costless collar contracts for 1.0 MMBbl from January 2019 through December 2019 with a sold put price of $45.00, a floor price of $55.00 per barrel and a ceiling price of $72.90 per barrel. The contracts are indexed to Dated Brent prices.

In February 2018, we sold 2.0 MMBbl of put contracts from January 2019 through December 2019 with a strike of $47.50 per barrel. We used part of the proceeds to increase our upside exposure by purchasing 1.0 MMBbl of calls in the second half of 2018 with a strike of $70.00 per barrel. These contracts are indexed to Dated Brent prices and have a net deferred premium receivable of $3.1 million.
Interest Rate Derivative Contracts
The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of December 31, 2017:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
January 2018 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%
See Note 10—Fair Value Measurements for additional information regarding the Company’s derivative instruments.
The following tables disclose the Company’s derivative instruments as of December 31, 2017 and 2016 and gain/(loss) from derivatives during the years ended December 31, 2017, 2016 and 2015.

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2017	2016
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$665	$31,698
Interest rate	Derivatives assets—current	1,017	—
Commodity(2)	Derivatives assets—long-term	39	3,226
Interest rate	Derivatives assets—long-term	—	582
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(67,531)	(19,163)
Interest rate	Derivatives liabilities—current	—	(529)
Commodity(4)	Derivatives liabilities—long-term	(30,209)	(14,123)
Total derivatives not designated as hedging instruments		$(96,019)	$1,691
______________________________________

(1)	Includes net deferred premiums receivable of $0.8 million and net deferred premiums payable of $3.9 million related to commodity derivative contracts as of December 31, 2017 and 2016, respectively.

(2)	Includes net deferred premiums receivable of $0.1 million and net deferred premiums payable of $2.5 million related to commodity derivative contracts as of December 31, 2017 and 2016, respectively.

(3)
Includes zero and $30.9 thousand as of December 31, 2017 and December 31, 2016, respectively which represents our provisional oil sales contract. Also, includes net deferred premiums payable of $5.6 million and $6.2 million related to commodity derivative contracts as of December 31, 2017 and 2016, respectively.

(4)	Includes net deferred premiums payable of $4.8 million and $0.6 million related to commodity derivative contracts as of December 31, 2017 and 2016, respectively.

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2017	2016	2015
		(In thousands)
Derivatives in cash flow hedging relationships:
Interest rate(1)	Interest expense	$—	$—	$767
Total derivatives in cash flow hedging relationships		$—	$—	$767
Derivatives not designated as hedging instruments:
Commodity(2)	Oil and gas revenue	$(12,502)	$2,538	$3
Commodity	Derivatives, net	(59,968)	(48,021)	210,649
Interest rate	Interest expense	648	(1,076)	(462)
Total derivatives not designated as hedging instruments		$(71,822)	$(46,559)	$210,190
______________________________________

(1)	Amounts were reclassified from AOCI into earnings upon settlement.

(2)	Amounts represent the change in fair value of our provisional oil sales contracts.
Offsetting of Derivative Assets and Derivative Liabilities
Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2017 and 2016, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

10. Fair Value Measurements
In accordance with ASC 820—Fair Value Measurements and Disclosures, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. We prioritize the inputs used in measuring fair value into the following fair value hierarchy:
•Level 1—quoted prices for identical assets or liabilities in active markets.
•Level 2—quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data by correlation or other means.
•Level 3—unobservable inputs for the asset or liability. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2017
Assets:
Commodity derivatives	$—	$704	$—	$704
Interest rate derivatives	—	1,017	—	1,017
Liabilities:
Commodity derivatives	—	(97,740)	—	(97,740)
Interest rate derivatives	—	—	—	—
Total	$—	$(96,019)	$—	$(96,019)
December 31, 2016
Assets:
Commodity derivatives	$—	$34,924	$—	$34,924
Interest rate derivatives	—	582	—	582
Liabilities:
Commodity derivatives	—	(33,286)	—	(33,286)
Interest rate derivatives	—	(529)	—	(529)
Total	$—	$1,691	$—	$1,691
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
Commodity Derivatives
Our commodity derivatives represent crude oil collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for Dated Brent, (iii) a credit‑adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for Dated Brent. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market‑quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 9—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.
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

Debt
The following table presents the carrying values and fair values at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$507,600	$542,472	$503,716	$528,938
Facility	800,000	800,000	850,000	850,000
Total	$1,307,600	$1,342,472	$1,353,716	$1,378,938

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

11. Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2017	2016
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$63,574	$43,938
Liabilities incurred during period	—	14,235
Revisions in estimated retirement obligations	(3,945)	—
Accretion expense	6,966	5,401
Ending asset retirement obligations	$66,595	$63,574
 The Ghanaian legal and regulatory regime regarding oil field abandonment and other environmental matters is evolving. Currently, no Ghanaian environmental regulations expressly require that companies abandon or remove offshore assets. Under the Environmental Permit for the Jubilee Field, a decommissioning plan will be prepared and submitted to the Ghana Environmental Protection Agency. ASC 410—Asset Retirement and Environmental Obligations requires the Company to recognize this liability in the period in which the liability was incurred. The TEN fields commenced production during the third quarter of 2016 and an asset retirement obligation was recorded for the facilities and wells that came online during 2016. Additional asset retirement obligations will be recorded in the period in which additional wells within our producing fields are commissioned.

12. Equity‑based Compensation
Restricted Stock Awards and Restricted Stock Units
Prior to our corporate reorganization in May 2011, Kosmos Energy Holdings issued common units designated as profit units with a threshold value ranging from $0.85 to $90 to employees, management and directors. Profit units were equity awards that were measured on the grant date and expensed over a vesting period of four years. Founding management and directors vested 20% as of the date of issuance and an additional 20% on the anniversary date for each of the next four years. Profit units issued to employees vested 50% on the second and fourth anniversaries of the issuance date.
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
In April 2011, the Board of Directors approved the LTIP, which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In January

2015, the board of directors approved an amendment to the plan to add 15.0 million shares to the plan which was approved at the Annual General Meeting in June 2015. The LTIP provides for the issuance of 39.5 million shares pursuant to awards under the plan, in addition to the 10.0 million restricted stock awards exchanged for unvested profit units. As of December 31, 2017, the Company had approximately 3.4 million shares that remain available for issuance under the LTIP.
The Company adopted ASU 2016-9, “Improvements to Employee Share-based Payment Accounting” during the second quarter of 2016 using an effective date of January 1, 2016. Prior period compensation expense disclosed below includes estimated forfeitures and has not been adjusted.
We record equity-based compensation expense equal to the fair value of share‑based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $40.0 million, $40.1 million and $75.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. The total tax benefit for the years ended December 31, 2017, 2016 and 2015 was $13.2 million, $13.0 million and $25.7 million, respectively. Additionally, we expensed a tax shortfall related to equity‑based compensation of $3.1 million, $5.5 million and $18.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of awards vested during 2017, 2016 and 2015 was approximately $21.2 million, $14.4 million, and $52.2 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.
The following table reflects the outstanding restricted stock awards as of December 31, 2017:

	Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2014:	3,240	$16.95	3,361	$13.00
Granted	660	8.64	—	—
Forfeited	(2)	12.84	(1,554)	13.29
Vested	(3,088)	17.21	(1,546)	13.30
Outstanding at December 31, 2015:	810	9.20	261	9.44
Granted	—	—	—	—
Forfeited	—	—	(162)	9.44
Vested	(322)	9.77	(99)	9.44
Outstanding at December 31, 2016:	488	8.83	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(268)	8.97	—	—
Outstanding at December 31, 2017:	220	8.64	—	—

The following table reflects the outstanding restricted stock units as of December 31, 2017:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2014:	3,367	$10.76	3,246	$15.66
Granted	1,539	8.37	3,544	12.96
Forfeited	(254)	10.14	(212)	14.48
Vested	(1,060)	10.71	—	—
Outstanding at December 31, 2015:	3,592	9.79	6,578	14.24
Granted	2,158	4.05	1,379	4.88
Forfeited	(134)	8.87	(70)	14.49
Vested	(1,456)	9.61	(693)	15.81
Outstanding at December 31, 2016:	4,160	6.91	7,194	12.29
Granted	2,085	6.43	2,175	9.50
Forfeited	(137)	6.91	(21)	6.21
Vested	(1,925)	7.51	(896)	15.43
Outstanding at December 31, 2017:	4,183	6.39	8,452	11.26
As of December 31, 2017, total equity‑based compensation to be recognized on unvested restricted stock awards and restricted stock units is $23.6 million over a weighted average period of 1.5 years.
For restricted stock awards and restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest up to 100% of the awards granted for restricted stock awards and up to 200% of the awards granted for restricted stock units. The grant date fair value of these awards ranged from $6.70 to $13.57 per award for restricted stock awards and $4.83 to $15.81 per award for restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 41.3% to 56.7% for restricted stock awards and 44.0% to 54.0% for restricted stock units. The risk‑free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant was 0.5% for restricted stock awards and and ranged from 0.5% to 1.4% for restricted stock units.
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
In January 2018, we granted 1.8 million service vesting restricted stock units and 2.3 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $34.3 million of non-cash compensation expense related to these grants over the next three years.

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

On December 22, 2017, the President of the United States signed P.L. 115-97, the Tax Cut and Jobs Act (the Tax Reform Act), into law. Many of the provisions of the Tax Reform Act are effective beginning January 1, 2018, most notable of which is the reduction in the U.S. corporate income tax rate from 35% to 21%. Accounting Standards Codification Topic 740 requires deferred tax assets and liabilities be adjusted for the effect of changes in tax laws or tax rates during the period that includes the date of enactment. Accordingly, we have recorded a $16.7 million charge to deferred tax expense in December 2017 as a result of reducing our net deferred tax assets.
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Bermuda	$(66,914)	$(63,749)	$(62,372)
United States	6,068	5,083	10,652
Foreign—other	(117,009)	(235,898)	137,156
Income (loss) before income taxes	$(177,855)	$(294,564)	$85,436
The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Bermuda	$—	$—	$—
United States	10,976	12,675	15,199
Foreign—other	24,456	102	29,287
Total current	35,432	12,777	44,486
Deferred:
Bermuda	—	—	—
United States	15,310	(3,594)	8,241
Foreign—other	(5,805)	(19,967)	102,545
Total deferred	9,505	(23,561)	110,786
Income tax expense (benefit)	$44,937	$(10,784)	$155,272
Our reconciliation of income tax expense (benefit) computed by applying our Bermuda statutory rate and the reported effective tax rate on income (loss) from continuing operations is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income (loss) taxed at different rates	(1,978)	(57,898)	94,184
Change in valuation allowance and the expiration of fully valued deferred tax assets	6,008	29,263	40,600
Non-deductible and other items(1)	21,100	12,347	1,885
Tax shortfall on equity-based compensation	3,086	5,504	18,603
Change in U.S. tax rate	16,721	—	—
Total tax expense (benefit)	$44,937	$(10,784)	$155,272
Effective tax rate(2)	25%	4%	182%
______________________________________

(1)	Includes $5.0 million of tax expense related to the expiration of a Moroccan tax loss carryforward; $4.7 million of tax related interest expense incurred in 2017; and other various items.

(2)
The effective tax rate during the years ended December 31, 2017, 2016 and 2015 were impacted by losses of $164.4 million, $121.4 million and $153.5 million, respectively, incurred in jurisdictions in which we are not subject to taxes and therefore do not generate any income tax benefits.

The effective tax rate for the United States is approximately 433%, 179% and 220% for the years ended December 31, 2017, 2016 and 2015, respectively. The effective tax rate in the United States is impacted by the effect of writing-down our deferred tax assets as a result of the change in tax rate under the Act and the sum of equity-based compensation tax shortfalls and tax windfalls equal to the difference between the income tax benefit recognized for financial statement reporting purposes compared to the income tax benefit realized for tax return purposes.
The effective tax rate for Ghana is approximately 49%, 23% and 35% for the years ended December 31, 2017, 2016 and 2015, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures, including amounts associated with the damage to the turret bearing, which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax.
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

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$68,218	$69,804
Foreign net operating losses	25,307	36,352
Equity compensation	20,783	30,752
Unrealized derivative losses	33,963	—
Asset retirement obligation and other	24,784	33,744
Total deferred tax assets	173,055	170,652
Valuation allowance	(93,525)	(87,517)
Total deferred tax assets, net	79,530	83,135
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(533,561)	(526,945)
Unrealized derivative gains	—	(584)
Total deferred tax liabilities	(533,561)	(527,529)
Net deferred tax liability	$(454,031)	$(444,394)

The Company has recorded a full valuation allowance against the net deferred tax assets in countries where we only have exploration operations.
The Company has foreign net operating loss carryforwards of $94.1 million. Of these losses, we expect $0.9 million, $0.5 million, $0.5 million, $0.6 million, $0.7 million and $15.0 million to expire in 2019, 2020, 2021, 2022, 2023 and 2029, respectively, and $75.9 million do not expire. All of these losses currently have offsetting valuation allowances.
A subsidiary of the Company files a U.S. federal income tax return and a Texas margin tax return. The Company is open to U.S. federal income tax examinations for tax years 2014 through 2017 and to Texas margin tax examinations for the tax years 2011 through 2017. In addition to the United States, the Company files income tax returns in the countries in which we operate.

The Company is open to income tax examinations for years 2014 through 2017 in its significant other foreign jurisdictions, primarily Ghana.
As of December 31, 2017, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

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

	Years Ended
	December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss	(222,792)	(283,780)	$(69,836)
Basic income allocable to participating securities(1)	—	—	—
Basic net loss allocable to common shareholders	(222,792)	(283,780)	(69,836)
Diluted adjustments to income allocable to participating securities(1)	—	—	—
Diluted net loss allocable to common shareholders	(222,792)	(283,780)	$(69,836)
Denominator:
Weighted average number of shares outstanding:
Basic	388,375	385,402	382,610
Restricted stock awards and units(1)(2)	—	—	—
Diluted	388,375	385,402	382,610
Net loss per share:
Basic	$(0.57)	$(0.74)	$(0.18)
Diluted	$(0.57)	$(0.74)	$(0.18)
______________________________________

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

(2)
For the years ended December 31, 2017, 2016 and 2015, we excluded 12.9 million, 11.8 million and 11.2 million outstanding restricted stock awards and restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.

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
The Company leases facilities under various operating leases that expire through 2027, including our office space. Rent expense under these agreements, was $3.3 million, $3.3 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We currently have a commitment to drill one exploration well in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration well, subject to their maximum $228 million cumulative exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Equatorial Guinea, Mauritania and Cote d'Ivoire, we have 3D seismic requirements of approximately 6,000 square kilometers, 7,600 square kilometers and 12,000 square kilometers, respectively. The Equatorial Guinea exploration block commitments are subject to ratification by the President of Equatorial Guinea.
In November 2017, we entered into a one well drilling rig contract for the ENSCO DS-12 plus six well options. We have completed the initial well and have exercised one of the six option wells to be drilled in 2018.
Future minimum rental commitments under our leases at December 31, 2017, are as follows:

	Payments Due By Year(1)
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating leases(2)	$12,626	$4,981	$4,370	$484	$419	$418	$1,954
______________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Primarily relates to corporate office and foreign office leases.

16. Additional Financial Information
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Accrued liabilities:
Exploration, development and production	$144,717	$76,194
General and administrative expenses	31,124	31,243
Interest	20,457	17,247
Income taxes	17,423	2,579
Taxes other than income	3,270	1,914
Other	2,421	529
	$219,412	$129,706

Other Income, net
Other income, net consisted of $58.7 million, $74.8 million and zero of Loss of Production Income (“LOPI”) proceeds related to the turret bearing issue on the Jubilee FPSO for the years ended December 31, 2017, 2016 and 2015.
Oil and Gas Production
Oil and gas production expense included insurance recoveries related to our increased cost of working covered by our LOPI policy of $17.1 million, $7.5 million, and zero for the years ended December 31, 2017, 2016 and 2015, respectively.
Facilities Insurance Modifications, net
Facilities insurance modifications consist of costs associated with the long-term solution to convert the FPSO to a permanently spread moored facility which we expect to recover from our insurance policy. Any insurance reimbursement of these costs is also be recorded to this line.
Other Expenses, net
Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Inventory write-off	$866	$14,900	$36
(Gain) loss on insurance settlements	(461)	(4,003)	4,151
Disputed charges and related costs	4,962	11,299	—
Other, net	(76)	920	1,059
Other expenses, net	$5,291	$23,116	$5,246

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

KOSMOS ENERGY LTD.
Supplemental Oil and Gas Data (Unaudited)
Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2017, 2016 and 2015. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.
Net Proved Developed and Undeveloped Reserves
The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interest in the Jubilee and TEN fields in Ghana and our equity method investment.

	Kosmos Entities			Equity Method Investment - Equatorial Guinea
	Oil	Gas	Total	Oil	Gas	Total	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2014(1)	73	14	75	—	—	—	75
Production	(9)	(1)	(9)	—	—	—	(9)
Revision in estimate(3)	10	1	10	—	—	—	10
Net proved developed and undeveloped reserves at December 31, 2015(1)	74	14	76	—	—	—	76
Production	(7)	(1)	(7)	—	—	—	(7)
Revision in estimate(4)	7	2	8	—	—	—	8
Net proved developed and undeveloped reserves at December 31, 2016(1)	74	15	77	—	—	—	77
Extensions and discoveries	1	—	1	—	—	—	1
Production	(11)	(1)	(11)	(1)	—	(1)	(12)
Revision in estimate(5)	18	35	24	—	—	—	24
Purchases of minerals-in-place(6)	—	—	—	20	13	21	21
Net proved developed and undeveloped reserves at December 31, 2017(1)	82	49	89	19	13	21	110
Proved developed reserves(1)
December 31, 2015	50	10	52	—	—	—	52
December 31, 2016	64	13	66	—	—	—	66
December 31, 2017	59	38	65	18	13	20	85
Proved undeveloped reserves(1)
December 31, 2015	24	4	25	—	—	—	25
December 31, 2016	10	2	11	—	—	—	11
December 31, 2017	23	11	24	1	—	1	25
______________________________________

(1)	The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.

(2)	Discoveries are related to the TEN fields being moved from unproved to proved during 2014.

(3)
The increase in proved reserves is a result of a 2 MMBbl increase associated with in-fill drilling results and a 10 MMBbl increase associated with field performance for Jubilee partially offset by 2 MMBbl of negative revisions to the TEN fields due to decreased pricing.

(4)
The increase in proved reserves is a result of an 8 MMBbl increase associated with positive revisions to the TEN fields as a result of the completion of seven wells along with the initiation of TEN production partially offset by 1 MMBbl of negative revisions to the Jubilee Field due to decreased pricing.

(5)
The increase in proved reserves is a result of a 16 MMBbl increase associated in Jubilee related to the approval of the Greater Jubilee Full Field Development Plan (GJFFDP) and an 8 MMBoe increase associated with positive revisions to the TEN fields.

(6)	The increase in purchase of minerals in place is related to Equatorial Guinea, representing the reserves associated with our equity method investment.

Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month for Brent crude in the period January through December 2017. The average 2017 Brent crude price of $54.42 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be $0.10 premium, $0.02 premium and $0.53 discount per barrel for Jubilee, TEN and our equity method investment, respectively; therefore, the adjusted oil price is $54.52, $54.44 and $53.89 per barrel for Jubilee, TEN and our equity method investment, respectively.
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
Capitalized Costs Related to Oil and Gas Activities
The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Other(1)	Kosmos Total	Equity Method Investment-Equatorial Guinea(2)	Total
	(In thousands)
As of December 31, 2017
Unproved properties	$55,179	$409,930	$465,109	$—	$465,109
Proved properties	3,080,670	—	3,080,670	2,850,521	5,931,191
	3,135,849	409,930	3,545,779	2,850,521	6,396,300
Accumulated depletion	(1,234,806)	—	(1,234,806)	(2,678,897)	(3,913,703)
Net capitalized costs	$1,901,043	$409,930	$2,310,973	$171,624	$2,482,597
As of December 31, 2016
Unproved properties	$347,950	$571,106	$919,056
Proved properties	2,771,779	—	2,771,779
	3,119,729	571,106	3,690,835
Accumulated depletion	(989,946)	—	(989,946)
Net capitalized costs	$2,129,783	$571,106	$2,700,889
(1) Includes Africa, excluding Ghana, Europe and South America.
(2) Represents 50% interest in KTIPI's capitalized costs related to oil and gas activities.

Costs Incurred in Oil and Gas Activities
The following tables reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Other(1)	Kosmos Total	Equity Method Investment-Equatorial Guinea(2)	Total
	(In thousands)
Year ended December 31, 2017
Property acquisition:
Unproved	$—	$9,865	$9,865	$—	$9,865
Proved(3)	—	231,280	231,280	—	231,280
Exploration	15,150	55,632	70,782	—	70,782
Development	1,364	—	1,364	—	1,364
Total costs incurred	$16,514	$296,777	$313,291	$—	$313,291
Year ended December 31, 2016
Property acquisition:
Unproved	$—	$17,322	$17,322
Proved	—	—	—
Exploration	11,871	425,229	437,100
Development	265,451	—	265,451
Total costs incurred	$277,322	$442,551	$719,873
Year ended December 31, 2015
Property acquisition:
Unproved	$—	$6,250	$6,250
Proved	—	—	—
Exploration(4)	12,441	367,196	379,637
Development	462,066	—	462,066
Total costs incurred	$474,507	$373,446	$847,953
______________________________________

(1)	Includes Africa, excluding Ghana, Europe and South America.

(2)	Represents 50% interest in KTIPI costs incurred from the date of acquisition through December 31, 2017.

(3)	Represents cash paid to acquire 50% interest in KTIPI.

(4)	Does not include reimbursement of costs associated with exploration expenses incurred in prior years which resulted in a $24.7 million gain on sale in 2015.
Standardized Measure for Discounted Future Net Cash Flows
The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2017. The average 2017 Brent crude price of $54.42 per barrel is adjusted for crude handling, transportation fees, quality, and a regional price differential. Based on the crude quality, these adjustments are estimated to be $0.10 premium, a $0.02 premium and a $0.53 discount relative to Dated Brent for the Jubilee Field, TEN fields and our equity method investment, respectively. The adjusted price utilized to derive the Jubilee Field PV‑10, TEN PV-10 and equity method investment PV-10 is $54.52, $54.44 and $53.89, respectively.
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

	Ghana	Equity Method Investment-Equatorial Guinea	Total
	(In millions)
At December 31, 2017
Future cash inflows	$4,473	$1,003	$5,476
Future production costs	(1,925)	(473)	(2,398)
Future development costs	(1,059)	(296)	(1,355)
Future Ghanaian tax expenses(1)	(203)	(225)	(428)
Future net cash flows	1,286	9	1,295
10% annual discount for estimated timing of cash flows	(315)	121	(194)
Standardized measure of discounted future net cash flows	$971	$130	$1,101
At December 31, 2016
Future cash inflows	$3,204
Future production costs	(1,437)
Future development costs	(428)
Future Ghanaian tax expenses(1)	(228)
Future net cash flows	1,111
10% annual discount for estimated timing of cash flows	(265)
Standardized measure of discounted future net cash flows	$846
At December 31, 2015
Future cash inflows	$3,998
Future production costs	(1,362)
Future development costs	(679)
Future Ghanaian tax expenses(1)	(411)
Future net cash flows	1,546
10% annual discount for estimated timing of cash flows	(377)
Standardized measure of discounted future net cash flows	$1,169
_____________________________________

(1)
The Company is a tax exempt company incorporated pursuant to the laws of Bermuda. The Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent level. Accordingly, the Company’s Standardized Measure for the years ended December 31, 2017, 2016 and 2015, respectively, only reflect the effects of future tax expense levied at an asset level (in the Company’s case, future Ghanaian tax expense).

Changes in the Standardized Measure for Discounted Cash Flows

	Ghana	Equity Method Investment-Equatorial Guinea	Total
	(In millions)
Balance at December 31, 2014	$2,383	$—	$2,383
Sales and transfers 2015	(341)	—	(341)
Net changes in prices and costs	(2,842)	—	(2,842)
Previously estimated development costs incurred during the period	417	—	417
Net changes in development costs	6	—	6
Revisions of previous quantity estimates	375	—	375
Net changes in Ghanaian tax expenses(1)	802	—	802
Accretion of discount	341	—	341
Changes in timing and other	28	—	28
Balance at December 31, 2015	$1,169	$—	$1,169
Sales and transfers 2016	(191)	—	(191)
Net changes in prices and costs	(653)	—	(653)
Previously estimated development costs incurred during the period	225	—	225
Net changes in development costs	4	—	4
Revisions of previous quantity estimates	65	—	65
Net changes in Ghanaian tax expenses(1)	143	—	143
Accretion of discount	145	—	145
Changes in timing and other	(61)	—	(61)
Balance at December 31, 2016	$846	$—	$846
Purchase of minerals in place	—	146	146
Sales and transfers 2017	(451)	(16)	(467)
Extensions and discoveries	21	—	21
Net changes in prices and costs	485	—	485
Previously estimated development costs incurred during the period	6	—	6
Net changes in development costs	(388)	—	(388)
Revisions of previous quantity estimates	415	—	415
Net changes in tax expenses(1)	(8)	—	(8)
Accretion of discount	98	—	98
Changes in timing and other	(53)	—	(53)
Balance at December 31, 2017	$971	$130	$1,101
______________________________________

(1)
The Company is a tax exempt company incorporated pursuant to the laws of Bermuda. The Company has not been and does not expect to be subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent level. Accordingly, the Company’s Standardized Measure for the years ended December 31, 2017, 2016 and 2015, respectively, only reflect the effects of future tax expense levied at an asset level (in the Company’s case, future Ghanaian tax expense).

KOSMOS ENERGY LTD.
Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2017
Revenues and other income	$151,966	$146,524	$151,242	$187,104
Costs and expenses	158,630	131,252	216,162	308,647
Net loss	(28,841)	(8,467)	(63,405)	(122,079)
Net loss per share:
Basic(1)	(0.07)	(0.02)	(0.16)	(0.31)
Diluted(1)	(0.07)	(0.02)	(0.16)	(0.31)
2016
Revenues and other income	$62,133	$45,676	$66,629	$210,917
Costs and expenses	123,148	169,544	118,890	268,337
Net loss	(58,993)	(108,324)	(59,763)	(56,700)
Net loss per share:
Basic(1)	(0.15)	(0.28)	(0.15)	(0.15)
Diluted(1)	(0.15)	(0.28)	(0.15)	(0.15)
______________________________________

(1)	The sum of the quarterly earnings per share information may not add to the annual earnings per share information as a result of rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017 which is included in “Item 8. Financial Statements and Supplementary Data.”
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
We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended December 31, 2017. In addition, except as described below, at the time of filing this annual report on Form 10‑K, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended December 31, 2017, as the case may be, additional reportable transactions may be disclosed by such companies.
As of December 31, 2017, funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 24% of our outstanding common shares. We are also a party to a shareholders agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus currently has the right to designate two members of our board of directors. Accordingly, Warburg Pincus may be deemed an “affiliate” of us, both currently and during the fiscal quarter ended December 31, 2017.
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
SAMIH Disclosure:
Quarter ended December 31, 2017
“Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the year ended December 31, 2017.”
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

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

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
Schedule I—Condensed Parent Company Financial Statements
Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2017, 2016 and 2015 (collectively “KEL,” the “Parent Company”), such subsidiaries are restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
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

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$297	$1,092
Receivables from subsidiaries	—	14,131
Prepaid expenses and other	290	417
Total current assets	587	15,640
Investment in subsidiaries at equity	1,419,890	1,580,459
Deferred financing costs, net of accumulated amortization of $13,951 and $11,213 at December 31, 2017 and December 31, 2016, respectively	2,510	5,248
Total assets	$1,422,987	$1,601,347
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4	$13
Accounts payable to subsidiaries	332	—
Accrued liabilities	19,128	17,939
Total current liabilities	19,464	17,952
Long-term debt	506,411	502,196
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 398,599,457 and 395,859,061 issued at December 31, 2017 and December 31, 2016, respectively	3,986	3,959
Additional paid-in capital	2,014,525	1,975,247
Accumulated deficit	(1,073,202)	(850,410)
Treasury stock, at cost, 9,188,819 and 9,101,395 shares at December 31, 2017 and December 31, 2016, respectively	(48,197)	(47,597)
Total shareholders’ equity	897,112	1,081,199
Total liabilities and shareholders’ equity	$1,422,987	$1,601,347

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Total revenues and other income	—	—	—
Costs and expenses:
General and administrative	51,544	48,542	85,103
General and administrative recoveries—related party	(40,266)	(40,047)	(72,543)
Interest and other financing costs, net	55,596	55,253	49,572
Other expenses, net	40	1	240
Equity in losses of subsidiaries	155,878	220,031	7,464
Total costs and expenses	222,792	283,780	69,836
Loss before income taxes	(222,792)	(283,780)	(69,836)
Income tax expense	—	—	—
Net loss	$(222,792)	$(283,780)	$(69,836)

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(222,792)	$(283,780)	$(69,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	155,878	220,031	7,464
Equity-based compensation	39,913	40,423	75,267
Amortization	3,070	3,070	3,190
Other	3,884	3,530	2,704
Changes in assets and liabilities:
Decrease in receivables	986	—	—
(Increase) decrease in prepaid expenses and other	127	52	(34)
(Increase) decrease due to/from related party	14,463	(15,201)	1,224
Increase in accounts payable and accrued liabilities	1,179	312	2,721
Net cash provided by (used in) operating activities	(3,292)	(31,563)	22,700
Investing activities
Investment in subsidiaries	4,691	(40,047)	(293,545)
Net cash provided by (used in) investing activities	4,691	(40,047)	(293,545)
Financing activities
Net proceeds from issuance of senior secured notes	—	—	206,774
Purchase of treasury stock	(2,194)	(1,981)	(18,110)
Deferred financing costs	—	—	(9,030)
Net cash provided by (used in) financing activities	(2,194)	(1,981)	179,634
Net decrease in cash and cash equivalents	(795)	(73,591)	(91,211)
Cash and cash equivalents at beginning of period	1,092	74,683	165,894
Cash and cash equivalents at end of period	$297	$1,092	$74,683

Schedule II
Kosmos Energy Ltd.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2017
Allowance for doubtful receivables	$574	$77	$—	$(651)	$—
Allowance for deferred tax assets	$87,517	$6,008	$—	$—	$93,525
2016
Allowance for doubtful receivables	$—	$574	$—	$—	$574
Allowance for deferred tax assets	$116,541	$(29,024)	$—	$—	$87,517
2015
Allowance for doubtful receivables	$—	$—	$—	$—	$—
Allowance for deferred tax assets	$75,941	$40,600	$—	$—	$116,541
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

KOSMOS ENERGY LTD.

Date: February 26, 2018	By:	/s/ Thomas P. Chambers
Thomas P. Chambers Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew G. Inglis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2018
Andrew G. Inglis

/s/ Brian F. Maxted	Director and Chief Exploration Officer	February 26, 2018
Brian F. Maxted

/s/ Thomas P. Chambers	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Thomas P. Chambers

/s/ Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018
Paul M. Nobel

/s/ Yves-Louis Darricarrére	Director	February 26, 2018
Yves-Louis Darricarrére

/s/ Sir Richard B. Dearlove	Director	February 26, 2018
Sir Richard B. Dearlove

/s/ David I. Foley	Director	February 26, 2018
David I. Foley

/s/ David B. Krieger	Director	February 26, 2018
David B. Krieger

/s/ Joseph P. Landy	Director	February 26, 2018
Joseph P. Landy

/s/ Adebayo O. Ogunlesi	Director	February 26, 2018
Adebayo O. Ogunlesi

/s/ Chris Tong	Director	February 26, 2018
Chris Tong

/s/ Christopher A. Wright	Director	February 26, 2018
Christopher A. Wright

INDEX OF EXHIBITS

Exhibit Number	Description of Document
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

Sao Tome and Principe
10.10
Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.11
Amendment No. 1, dated November 24, 2014, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

Exhibit Number	Description of Document
10.12
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

10.15
Deed of Assignment relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 5 Limited, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated December 13, 2016 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K of the year ended December 31, 2016, and incorporated herein by reference).

10.16
Production Sharing Contract relating to Block 6 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Galp Energia São Tomé e Príncipe, Unipessoal, LDA dated October 26, 2015 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.17
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

10.22
Deed of Assignment relating to Block 11 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated December 13, 2016 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K of the year ended December 31, 2016, and incorporated herein by reference).

10.23
Production Sharing Contract relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 12 Limited dated February 19, 2016 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.24
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

10.26
Deed of Assignment relating to Block 12 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited, Galp Energia São Tomé e Príncipe, Unipessoal, LDA and Kosmos Energy Sao Tome and Principe dated December 13, 2016 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K of the year ended December 31, 2016, and incorporated herein by reference).

Senegal

Exhibit Number	Description of Document
10.27
Hydrocarbon Exploration and Production Sharing Contract for the Cayar Offshore Profond between the Republic of Senegal and Petro‑Tim Limited and Societe des Petroles du Senegal dated January 17, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014, and incorporated herein by reference).

10.28
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

10.30
Sale and Purchase Agreement relating to the sale and purchase of shares in Kosmos BP Senegal Limited (formerly Normandy Ventures Limited) between BP Indonesia Oil Terminal Investment Limited and Kosmos Energy Senegal dated December 15, 2016 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K of the year ended December 31, 2016, and incorporated herein by reference).

Suriname
10.31
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
10.34
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

10.37
Deed of Novation and Assignment and Transfer dated March 25, 2015 between Kosmos Energy Mauritania, Chevron Mauritania Exploration Limited and SMHPM in relation to Block C8 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015, and incorporated herein by reference).

10.38
Deed of Novation and Assignment and Transfer dated March 25, 2015 between Kosmos Energy Mauritania, Chevron Mauritania Exploration Limited and SMHPM in relation to Block C12 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2015, and incorporated herein by reference).

10.39
Deed of Novation and Assignment and Transfer dated March 25, 2015 between Kosmos Energy Mauritania, Chevron Mauritania Exploration Limited and SMHPM in relation to Block C13 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 25, 2015, and incorporated herein by reference).

10.40
Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C6) dated October 11, 2016 (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K of the year ended December 31, 2016, and incorporated herein by reference).

10.41
Farmout Agreement Relating to Blocks C6, C8, C12 and C13 Offshore Mauritania between BP Exploration (West Africa) Limited and Kosmos Energy Mauritania dated December 15, 2016 (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K of the year ended December 31, 2016, and incorporated herein by reference).

10.42*	Exploration and Production Contract between The Islamic Republic of Mauritania and Tullow Mauritania Limited (Bloc C18) dated May 17, 2012.

Exhibit Number	Description of Document
Equatorial Guinea
10.43*
Share Sale and Purchase Agreement relating to the sale and purchase of shares in Hess International Petroleum, Inc. between Hess Equatorial Guinea Investments Limited, Hess Corporation, Kosmos Energy Equatorial Guinea, Kosmos Energy Operating and Trident Energy E.G. Operations, Ltd. dated October 23, 2017.

Cote d'Ivoire
10.44*	Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-526) dated December 21, 2017.
10.45*	Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-602) dated December 21, 2017.
10.46*	Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-603) dated December 21, 2017.
10.47*	Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-707) dated December 21, 2017.
10.48*	Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-708) dated December 21, 2017.
Financing Agreements
10.49
Intercreditor Agreement, dated March 28, 2011 among BNP Paribas, Kosmos Finance International, Kosmos Operating, Kosmos International, Kosmos Development, Kosmos Ghana and the various financial institutions and others party thereto (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S‑1/A filed April 25, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.50
Facility Agreement, dated February 17, 2012, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC and International Finance Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.51
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

10.52
Charge on Cash Deposits and Account Bank Agreement, dated as of July 3, 2013, among Kosmos Energy Credit International and Societe Generale, London Branch, as Security Agent and Account Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2013, and incorporated herein by reference).

10.53
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

10.54
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

10.55
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

10.56
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

Exhibit Number	Description of Document
10.57
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
10.58
Form of Director Indemnification Agreement (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S‑1/A filed April 14, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.59
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

10.62
Amendment No. 1 to the Registration Rights Agreement, dated as of February 8, 2013, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

Management Contracts/Compensatory Plans or Arrangements
10.63†	Long Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S‑8 filed May 16, 2011 (File No. 333‑174234), and incorporated herein by reference).
10.64†
Long Term Incentive Plan (amended and restated as of January 23, 2015)  (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed October 2, 2015 (File No. 333-207259), and incorporated herein by reference).

10.65†
Long Term Incentive Plan (amended and restated as of January 23, 2017) (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

10.66†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S‑1/A filed March 30, 2011 (File No. 333‑171700), and incorporated herein by reference).
10.67†
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

10.69†	Form of RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.70†	Form of RSU Award Agreement (Performance-Vesting) (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).
10.71†	Form of Directors RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.72†
Offer Letter, dated November 2, 2014, between Kosmos Energy, LLC and Michael Anderson (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017, and incorporated herein by reference).

10.73†
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

10.75†
Offer Letter, dated January 10, 2014, between Kosmos Energy, LLC and Andrew Inglis (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, and incorporated herein by reference).

10.76†
Assignment Agreement, dated April 16, 2014, between Kosmos Energy, LLC and Brian F. Maxted (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

Exhibit Number	Description of Document
10.77†
Offer Letter, dated October 16, 2014, between Kosmos Energy, LLC and Thomas P. Chambers (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.78†
Offer Letter, dated February 11, 2008, between Kosmos Energy, LLC and Eric Haas (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference).

10.79†
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
___________________________________
*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.