Form 10-Q
period 2018-03-31
Kosmos Energy Ltd.
filed 2018-05-07
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Shares, $0.01 par value	396,123,151

Unless otherwise stated in this report, references to “Kosmos,” “we,” “us” or “the company” refer to Kosmos Energy Ltd. and its wholly owned subsidiaries. We have provided definitions for some of the industry terms used in this report in the “Glossary and Selected Abbreviations” beginning on page 3.

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

“Plan of development” or “PoD”	A written document outlining the steps planned to be undertaken to develop a field.

“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,841	$233,412
Restricted cash	35,378	56,380
Receivables:
Joint interest billings, net	76,642	134,565
Related party	2,780	780
Other	20,752	25,616
Inventories	79,710	71,861
Prepaid expenses and other	31,311	9,306
Derivatives	3,461	1,682
Total current assets	448,875	533,602
Property and equipment:
Oil and gas properties, net	2,297,246	2,310,973
Other property, net	9,291	6,855
Property and equipment, net	2,306,537	2,317,828
Other assets:
Equity method investment	190,211	236,514
Restricted cash	21,509	15,194
Long-term receivables - joint interest billings	28,001	34,941
Deferred financing costs, net of accumulated amortization of $14,636 and $13,951 at March 31, 2018 and December 31, 2017, respectively	1,825	2,510
Deferred tax assets	22,240	22,517
Derivatives	1,093	39
Other	10,237	29,458
Total assets	$3,030,528	$3,192,603
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$138,233	$141,787
Accrued liabilities	136,260	219,412
Derivatives	84,015	67,531
Total current liabilities	358,508	428,730
Long-term liabilities:
Long-term debt, net	1,265,196	1,282,797
Derivatives	35,127	30,209
Asset retirement obligations	68,325	66,595
Deferred tax liabilities	451,574	476,548
Other long-term liabilities	8,394	10,612
Total long-term liabilities	1,828,616	1,866,761
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2018 and December 31, 2017	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 404,979,468 and 398,599,457 issued at March 31, 2018 and December 31, 2017, respectively	4,050	3,986
Additional paid-in capital	2,011,489	2,014,525
Accumulated deficit	(1,123,428)	(1,073,202)
Treasury stock, at cost, 9,263,269 and 9,188,819 shares at March 31, 2018 and December 31, 2017, respectively	(48,707)	(48,197)
Total shareholders’ equity	843,404	897,112
Total liabilities and shareholders’ equity	$3,030,528	$3,192,603
See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues and other income:
Oil and gas revenue	$127,196	$103,432
Other income, net	(19)	48,534
Total revenues and other income	127,177	151,966
Costs and expenses:
Oil and gas production	46,768	19,886
Facilities insurance modifications, net	8,449	2,574
Exploration expenses	21,193	105,714
General and administrative	21,883	15,787
Depletion and depreciation	54,277	34,978
Interest and other financing costs, net	25,694	16,786
Derivatives, net	38,478	(37,857)
Gain on equity method investments, net	(18,696)	—
Other expenses, net	3,705	762
Total costs and expenses	201,751	158,630
Loss before income taxes	(74,574)	(6,664)
Income tax expense (benefit)	(24,348)	22,177
Net loss	$(50,226)	$(28,841)

Net loss per share:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)

Weighted average number of shares used to compute net loss per share:
Basic	395,600	387,312
Diluted	395,600	387,312

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2017	398,599	$3,986	$2,014,525	$(1,073,202)	$(48,197)	$897,112
Equity-based compensation	—	—	8,392	—	—	8,392
Restricted stock awards and units	6,380	64	(64)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(11,364)	—	(510)	(11,874)
Net loss	—	—	—	(50,226)	—	(50,226)
Balance as of March 31, 2018	404,979	$4,050	$2,011,489	$(1,123,428)	$(48,707)	$843,404

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(50,226)	$(28,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	56,717	37,529
Deferred income taxes	(24,697)	22,133
Unsuccessful well costs	43	88
Change in fair value of derivatives	38,966	(38,177)
Cash settlements on derivatives, net (including $(19.7) million and $11.4 million on commodity hedges during 2018 and 2017)	(20,397)	11,153
Equity-based compensation	8,017	9,830
Loss on extinguishment of debt	4,056	—
Distributions in excess of equity in earnings	5,234	—
Other	(478)	621
Changes in assets and liabilities:
(Increase) decrease in receivables	67,937	(44,853)
Increase in inventories	(7,849)	(10,044)
(Increase) decrease in prepaid expenses and other	(2,439)	352
Decrease in accounts payable	(3,554)	(2,905)
Increase (decrease) in accrued liabilities	(88,346)	12,732
Net cash used in operating activities	(17,016)	(30,382)
Investing activities
Oil and gas assets	(34,712)	(31,810)
Other property	(1,757)	(271)
Return of investment from KTIPI	41,070	—
Proceeds on sale of assets	—	203,919
Net cash provided by investing activities	4,601	171,838
Financing activities
Payments on long-term debt	—	(150,000)
Purchase of treasury stock / tax withholdings	(11,874)	(1,115)
Deferred financing costs	(24,969)	—
Net cash used in financing activities	(36,843)	(151,115)
Net decrease in cash, cash equivalents and restricted cash	(49,258)	(9,659)
Cash, cash equivalents and restricted cash at beginning of period	304,986	273,195
Cash, cash equivalents and restricted cash at end of period	$255,728	$263,536

Supplemental cash flow information
Cash paid for:
Interest	$33,280	$20,559
Income taxes	$21,243	$—
Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$—	$4,042
Contribution to equity method investment	$—	$133,894

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

Kosmos is a pure play deepwater oil and gas company with growing production, a pipeline of development opportunities and a balanced exploration portfolio along the Atlantic Margins. Our assets include growing production offshore Ghana and Equatorial Guinea, a competitively positioned Tortue gas project in Mauritania and Senegal and a sustainable exploration program balanced between proven basins (Equatorial Guinea), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire and Sao Tome and Principe). Kosmos is listed on the New York Stock Exchange and London Stock Exchange and is traded under the ticker symbol KOS.

We have one reportable segment, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are related to production located offshore Ghana. We also have an equity method investment generating revenues with operations offshore Equatorial Guinea.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2018, and the changes in the consolidated statements of shareholders’ equity, consolidated results of operations, and the consolidated cash flows for the three months ended March 31, 2018 and 2017. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$198,841	$233,412
Restricted cash - current	35,378	56,380
Restricted cash - long-term	21,509	15,194
Total cash, cash equivalents and restricted cash	$255,728	$304,986

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

In accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of March 31, 2018 and December 31, 2017, we had $35.4 million and $31.6 million, respectively, of current restricted cash and $21.5 million and $15.2 million, respectively, of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts.

In addition, prior to our commercial debt facility (the "Facility") being amended and restated, we were required to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2017, we had $24.8 million in current restricted cash to meet this requirement. Under the amended and restated Facility, we are no longer required to maintain a restricted cash balance provided we are compliant with certain financial covenant ratios.

Inventories

Inventories consisted of $67.0 million and $63.5 million of materials and supplies and $12.7 million and $8.4 million of hydrocarbons as of March 31, 2018 and December 31, 2017, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of March 31, 2018 and December 31, 2017, we had no oil and gas imbalances recorded in our consolidated financial statements.

Our oil and gas revenues are recognized based on the product that has transferred to the customer during the lifting process as of a point in time when control has transferred, usually over a 24 hour period, and based on provisional price contracts which contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The embedded derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month after the sale.
Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue from contracts with customers - Ghana	$128,037	$103,441
Provisional oil sales contracts	(841)	(9)
Oil and gas revenue	$127,196	$103,432

Recent Accounting Standards

Recently Adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU 2014-09. The Company adopted the new standard during the first quarter of 2018 using the modified retrospective approach and there is no impact to our previously recorded revenue under the new standard.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” ASU 2018-05 was issued to include amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118") and addresses certain circumstances that may arise for registrants in accounting for the income tax effects of the Tax Cut and Jobs Act (the "Tax Reform Act"), including when certain income tax effects of the Tax Reform Act are incomplete by the time the financial statements are issued.

Not Yet Adopted

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

3. Acquisitions and Divestitures

In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe. We presently have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Principe ("ANP STP") has a 15% carried interest in the blocks through exploration.

In March 2018, we signed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period.

In the fourth quarter of 2017, through a joint venture with an affiliate of Trident Energy ("Trident"), we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets located in Block G offshore Equatorial Guinea. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc, which was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The gross acquisition price was $650 million effective as of January 1, 2017. Kosmos paid net cash consideration of approximately $231 million at close with a combination of cash on hand and amounts borrowed under the Facility. The transaction is accounted for as an equity method investment.

In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. We presently have an 80% interest and are the operator in all three blocks, but pursuant to an agreement with Trident we expect to assign a 40% interest in the blocks to an affiliate of Trident. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the effective date (March 2018). The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes a 6,000 square kilometer 3D seismic acquisition requirement across the three blocks. Upon the assignment of a 40% interest to the Trident affiliate noted above, interests in these three blocks will be 40% Kosmos, 40% Trident and 20% GEPetrol.

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

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of March 31, 2018 and December 31, 2017, the current portion of the joint interest billing receivables due from GNPC for the TEN fields development costs were $14.0 million and $15.2 million, respectively, and the long-term portion were $28.0 million and $31.6 million, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Oil and gas properties:
Proved properties	$1,661,368	$1,653,616
Unproved properties	485,281	465,109
Support equipment and facilities	1,437,010	1,427,054
Total oil and gas properties	3,583,659	3,545,779
Accumulated depletion	(1,286,413)	(1,234,806)
Oil and gas properties, net	2,297,246	2,310,973

Other property	42,781	39,405
Accumulated depreciation	(33,490)	(32,550)
Other property, net	9,291	6,855

Property and equipment, net	$2,306,537	$2,317,828

We recorded depletion expense of $51.6 million and $32.5 million for the three months ended March 31, 2018 and 2017, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2018. The table excludes $42.7 thousand in costs that were capitalized and subsequently expensed during the same period.

March 31, 2018
(In thousands)
Beginning balance	$410,113
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,018
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$412,131

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2018	December 31, 2017
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$67,666	$67,159
Exploratory well costs capitalized for a period of one to two years	292,113	291,252
Exploratory well costs capitalized for a period of three to six years	52,352	51,702
Ending balance	$412,131	$410,113
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	5

As of March 31, 2018, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Akasa discovery in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all located offshore Ghana, the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border, the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania and the Teranga discovery in the Cayar Offshore Profond block offshore Senegal.

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

Wawa Discovery — We are currently in discussions with the Ministry of Energy with respect to conducting further subsurface and development concept evaluation in an effort to enlarge the TEN development and production area to capture the resource accumulation located in the Wawa Discovery Area for a potential future integrated development with the TEN fields.

Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells have been drilled in the Greater Tortue Discovery area, Ahmeyim-2 in Mauritania and Guembeul-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Discovery. Data acquired from the drill stem test will be used to further optimize field development and to refine process design parameters critical to the Front End Engineering Design ("FEED") process. Following additional evaluation, a decision regarding commerciality will be made.

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

7. Equity Method Investments
Kosmos BP Senegal Limited ("KBSL")

As part of our transaction in Senegal with BP in February 2017, our participating interests in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks (the "Senegal Blocks") were contributed to KBSL, a corporate joint venture in which we owned a 50.01% interest.

In October 2017, KBSL transferred a 30% participating interest in the Senegal Blocks to BP Senegal Investments Limited in exchange for its outstanding shares of KBSL. As a result, KBSL became a wholly-owned subsidiary of Kosmos, and no longer is accounted for under the equity method of accounting. After the transfer, KBSL has a 30% participating interest in the Senegal Blocks.

Prior to the acquisition of the remaining outstanding shares of KBSL in October 2017, our investment in KBSL qualified for the equity method of accounting. Our initial contribution to KBSL was $133.9 million, which was recorded at our carrying costs.

Equatorial Guinea

As part of our acquisition of KTIPI, a corporate joint venture in which we own a 50% interest, we acquired an indirect participating interest in Block G offshore Equatorial Guinea. The objective of this transaction was to acquire the Ceiba Field and Okume Complex with the intent to optimize production and increase reserves. Below is a summary of financial information for KTIPI presented on a 100% basis.

	March 31,	December 31,
	2018	2017
	(In thousands)
Assets
Total current assets	$238,567	$179,070
Property and equipment, net	338,096	345,611
Other assets	555	567
Total assets	$577,218	$525,248

Liabilities and shareholders' equity
Total current liabilities	$177,807	$106,769
Total long term liabilities	552,727	565,591
Shareholders' equity:
Total shareholders' equity	(153,316)	(147,112)
Total liabilities and shareholders' equity	$577,218	$525,248

Three Months Ended March 31, 2018
(In thousands)
Revenues and other income:
Oil and gas revenue	$246,354
Other income	287
Total revenues and other income	246,641

Costs and expenses:
Oil and gas production	51,700
Depletion and depreciation	54,070
Other expenses, net	(79)
Total costs and expenses	105,691

Income before income taxes	140,950
Income tax expense	49,632
Net income	$91,318

Kosmos' share of net income	$45,659
Basis difference amortization(1)	26,963
Equity in earnings - KTIPI	$18,696
______________________________________

(1)
The basis difference, which is associated with oil and gas properties and subject to amortization, has been allocated to the Ceiba Field and Okume Complex. We amortize the basis difference using the unit-of-production method.

When evaluating our equity method investments for impairment, we review our ability to recover the carrying amount of such investments or the entity’s ability to sustain earnings that justify its carrying amount. As of March 31, 2018, we determined that we had the ability to recover the carrying amount of our equity method investment in KTIPI. As such, no impairment has been recorded. Our initial investment has been increased for our net share of equity in earnings as adjusted for our basis differential and reduced by cash dividends received. During the three months ended March 31, 2018, we received $65 million of cash dividends from KTIPI.

8. Debt

	March 31, 2018	December 31, 2017
	(In thousands)
Outstanding debt principal balances:
Facility	$800,000	$800,000
Senior Notes	525,000	525,000
Total	1,325,000	1,325,000
Unamortized deferred financing costs and discounts(1)	(59,804)	(42,203)
Long-term debt, net	$1,265,196	$1,282,797
__________________________________

(1)
Includes $42.3 million and $23.6 million of unamortized deferred financing costs related to the Facility and $17.5 million and $18.6 million of unamortized deferred financing costs and discounts related to the Senior Notes as of March 31, 2018 and December 31, 2017, respectively.

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of March 31, 2018, we have $42.3 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. As of March 31, 2018, borrowings under the Facility totaled $800.0 million and the undrawn availability under the Facility was $700.0 million.

In May 2018, the Company voluntarily repaid $75.0 million of outstanding borrowings under the Facility, bringing the outstanding borrowings to $725.0 million.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of March 31, 2018, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2018 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

Our Corporate Revolver, from a number of financial institutions, has borrowing capacity to $400.0 million and is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2018, we have $1.8 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term, which expires in November 2018. These deferred financing costs are included in the Other assets section of the consolidated balance sheets.

As of March 31, 2018, there were no outstanding borrowings under the Corporate Revolver. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2018 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We have a revolving letter of credit facility agreement (“LC Facility”), which matures in July 2019. During the first quarter of 2018, the LC Facility size was increased to $73.0 million to facilitate the issuance of additional letters of credit. As of March 31, 2018, there were thirteen outstanding letters of credit totaling $72.8 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

At March 31, 2018, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2018(2)	2019	2020	2021	2022	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,325,000	$—	$—	$—	$525,000	$—	$800,000
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on, as of March 31, 2018, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2018, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period April 1, 2018 through December 31, 2018.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest expense	$24,893	$23,181
Amortization—deferred financing costs	2,440	2,551
Loss on extinguishment of debt	4,056	—
Capitalized interest	(4,820)	(9,559)
Deferred interest	(1,256)	315
Interest income	(948)	(980)
Other, net	1,329	1,278
Interest and other financing costs, net	$25,694	$16,786

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of March 31, 2018. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Call
2018:
April — December	Swap with puts	1,500	$—	$54.32	$40.00	$—	$—	$—
July — December	Swap with puts	2,000	—	57.96	45.00	—	—	—
April — June	Swaps	500	—	57.25	—	—	—	—
April — December	Three-way collars	2,193	0.74	—	41.57	56.57	65.90	—
April — December	Four-way collars	2,252	1.06	—	40.00	50.00	61.33	70.00
April — December	Sold calls(1)	1,505	—	—	—	—	65.00	—
July — December	Purchased Calls	1,000	—	—	—	—	—	70.00
2019:
January — December	Three-way collars	9,500	$(0.06)	$—	$43.16	$52.63	$65.01	$—
January — December	Sold calls(1)	913	—	—	—	—	80.00	—
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In April 2018, we entered into three-way collar contracts for 1.0 MMBbl from January 2019 through December 2019 with a sold put price of $50.00 per barrel, a floor price of $60.00 per barrel and a ceiling price of $75.00 per barrel. The contracts are indexed to Dated Brent prices.

Interest Rate Derivative Contracts

The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of March 31, 2018:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
April 2018 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of March 31, 2018 and December 31, 2017 and gain/(loss) from derivatives during the three months ended March 31, 2018 and 2017, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$2,279	$665
Interest rate	Derivatives assets—current	1,182	1,017
Commodity(2)	Derivatives assets—long-term	1,093	39
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(84,015)	(67,531)
Commodity(4)	Derivatives liabilities—long-term	(35,127)	(30,209)
Total derivatives not designated as hedging instruments		$(114,588)	$(96,019)
__________________________________

(1)
Includes net deferred premiums payable of $0.4 million and net deferred premiums receivable of $0.8 million related to commodity derivative contracts as of March 31, 2018 and December 31, 2017, respectively.

(2)	Includes net deferred premiums receivable of $4.0 million and $0.1 million related to commodity derivative contracts as of March 31, 2018 and December 31, 2017, respectively.

(3)	Includes net deferred premiums payable of $5.3 million and $5.6 million related to commodity derivative contracts as of March 31, 2018 and December 31, 2017, respectively.

(4)	Includes net deferred premiums payable of $3.5 million and $4.8 million related to commodity derivative contracts as of March 31, 2018 and December 31, 2017, respectively.

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2018	2017
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$(841)	$(8)
Commodity	Derivatives, net	(38,478)	37,857
Interest rate	Interest expense	353	328
Total derivatives not designated as hedging instruments		$(38,966)	$38,177
__________________________________

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.
Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2018 and December 31, 2017, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2018
Assets:
Commodity derivatives	$—	$3,372	$—	$3,372
Interest rate derivatives	—	1,182	—	1,182
Liabilities:
Commodity derivatives	—	(119,142)	—	(119,142)
Total	$—	$(114,588)	$—	$(114,588)
December 31, 2017
Assets:
Commodity derivatives	$—	$704	$—	$704
Interest rate derivatives	—	1,017	—	1,017
Liabilities:
Commodity derivatives	—	(97,740)	—	(97,740)
Total	$—	$(96,019)	$—	$(96,019)

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

Provisional Oil Sales

The value attributable to provisional oil sales derivatives is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for Dated Brent over the term of the pricing period designated in the sales contract and the spot price on the lifting date.

Interest Rate Derivatives

Our interest rate derivatives consist of interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate, and capped interest rate swaps, whereby the Company pays a fixed rate of interest if LIBOR is below the cap and pays the market rate less the spread between the cap and the fixed rate of interest if LIBOR is above the cap. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market-quoted LIBOR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

Debt

The following table presents the carrying values and fair values at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$508,630	$537,773	$507,600	$542,472
Facility	800,000	800,000	800,000	800,000
Total	$1,308,630	$1,337,773	$1,307,600	$1,342,472

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

11. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long-Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $8.0 million and $9.8 million during the three months ended March 31, 2018 and 2017, respectively. The total tax benefit for the three months ended March 31, 2018 and 2017 was $0.9 million and $3.3 million, respectively. Additionally, we expensed a tax shortfall related to equity-based compensation of $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The fair value of awards vested during the three months ended March 31, 2018 and 2017 was approximately $56.6 million and $8.8 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially all these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of March 31, 2018:

Weighted-
	Service Vesting	Average
	Restricted Stock	Grant-Date
	Awards	Fair Value
(In thousands)
Outstanding at December 31, 2017	220	$8.64
Granted	—	—
Forfeited	—	—
Vested	(220)	8.64
Outstanding at March 31, 2018	—	—

The following table reflects the outstanding restricted stock units as of March 31, 2018:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2017	4,183	$6.39	8,452	$11.26
Granted(1)	1,893	6.99	7,259	12.42
Forfeited	(23)	6.57	(25)	15.71
Vested	(1,524)	5.88	(6,519)	12.99
Outstanding at March 31, 2018	4,529	6.76	9,167	10.94
__________________________________

(1)
The restricted stock units with a combination of market and service vesting criteria include 4.9 million shares granted as a result of the 2014 and 2015 awards achieving 200% of their respective market performance conditions.

As of March 31, 2018, total equity-based compensation to be recognized on unvested restricted stock awards and restricted stock units is $50.3 million over a weighted average period of 2.38 years. At March 31, 2018, the Company had approximately 4.6 million shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $4.83 to $15.71 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 44.0% to 53.0% . The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.7% to 2.2%.

12. Income Taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax expense or benefit. The Company excludes zero tax rate and tax-exempt jurisdictions from our evaluation of the estimated annual effective income tax rate. The tax effect of discrete items are recognized in the period in which they occur at the applicable statutory tax rate.

On December 22, 2017, the President of the United States signed P.L. 115-97, the Tax Reform Act into law. SAB 118 was issued in January 2018 to address situations where certain aspects of the Jobs Act are unclear at issuance of a registrant’s financial statements for the reporting period in which the Jobs Act became law. SAB 118 allows us to record provisional amounts during a one-year measurement period. We are analyzing certain aspects of the Jobs Act which could affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

The income tax provision consists of United States and Ghanaian income and Texas margin taxes. Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have incurred losses in those countries and have full valuation allowances against the corresponding net deferred tax assets.

Income (loss) before income taxes is composed of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Bermuda	$(16,071)	$(16,181)
United States	1,633	1,412
Foreign—other	(60,136)	8,105
Income (loss) before income taxes	$(74,574)	$(6,664)

Our effective tax rate for the three months ended March 31, 2018 and 2017 is 33% and 333%, respectively. The effective tax rate is primarily impacted by the effect of non-deductible expenditures, including amounts associated with the damage to the Jubilee turret bearing, which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax.

The Company files income tax returns in all jurisdictions where such requirements exist, however, our primary tax jurisdictions are Ghana and the United States. The Company is open to Ghanaian federal income tax examinations for tax years 2014 through 2017 and in the United States, to federal income tax examinations for tax years 2014 through 2017.

As of March 31, 2018, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

13. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(50,226)	$(28,841)
Basic income allocable to participating securities(1)	—	—
Basic net loss allocable to common shareholders	(50,226)	(28,841)
Diluted adjustments to income allocable to participating securities(1)	—	—
Diluted net loss allocable to common shareholders	$(50,226)	$(28,841)
Denominator:
Weighted average number of shares outstanding:
Basic	395,600	387,312
Restricted stock awards and units(1)(2)	—	—
Diluted	395,600	387,312
Net loss per share:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)
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

(2)
We excluded outstanding restricted stock awards and units of 11.3 million and 14.6 million for the three months ended March 31, 2018 and 2017, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill one exploration well in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration well, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Cote d'Ivoire, Equatorial Guinea, Mauritania and Sao Tome and Principe, we have 3D seismic requirements of approximately 12,000 square kilometers, 9,000 square kilometers, 7,600 square kilometers and 13,500 square kilometers, respectively.

Future minimum rental commitments under our leases at March 31, 2018, are as follows:

	Payments Due By Year(1)
	Total	2018(2)	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating leases(3)	$13,489	$4,080	$5,251	$1,366	$419	$419	$1,954
__________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from April 1, 2018 through December 31, 2018.

(3)	Primarily relates to corporate office and foreign office leases.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Accrued liabilities:
Exploration, development and production	$99,905	$144,717
General and administrative expenses	12,881	31,124
Interest	11,040	20,457
Income taxes	898	17,423
Taxes other than income	1,794	3,270
Derivatives	5,825	825
Deferred financing costs	1,492	—
Other	2,425	1,596
	$136,260	$219,412

Other Income, Net

Other income, net consisted of zero and $48.5 million Loss of Production Income (“LOPI”) proceeds, net related to the turret bearing issue on the Jubilee FPSO for the three months ended March 31, 2018 and 2017. Our LOPI coverage for this incident ended in May 2017.

Oil and Gas Production

Oil and gas production expense included insurance recoveries related to our increased cost of working covered by our LOPI policy of zero and $3.4 million for the three months ended March 31, 2018 and 2017, respectively.

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility which we expect to recover from our insurance policy net of any insurance reimbursements.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Gain on insurance settlements	$—	$(461)
Disputed charges and related costs	3,268	1,230
Other, net	437	(7)
Other expenses, net	$3,705	$762

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2017, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are a pure play deepwater oil and gas company with growing production, a pipeline of development opportunities and a balanced exploration portfolio along the Atlantic Margins. Our assets include growing production offshore Ghana and Equatorial Guinea, a competitively positioned Tortue gas project in Mauritania and Senegal and a sustainable exploration program balanced between proven basins (Equatorial Guinea), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire and Sao Tome and Principe).

Recent Developments

Corporate

In February 2018, the Company amended and restated our commercial debt facility (the "Facility") with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. As a result of the financing, we recorded a $4.1 million loss on the extinguishment of debt in the first quarter of 2018.
Our revolving letter of credit facility agreement ("LC Facility") has flexibility that allows us to increase or decrease the available amount as needed if the existing lender increases its commitment or if commitments from new financial institutions are added. In February 2018, the LC Facility was increased to $73 million to facilitate the issuance of additional letters of credit.

Ghana

Jubilee

Kosmos and its partners have determined the preferred long-term solution to the turret bearing issue is to convert the FPSO to a permanently spread moored facility. The Jubilee turret remediation work is progressing as planned and involves a shutdown to stabilize the turret bearing during the first half of 2018 followed by work to rotate the vessel to a new heading and permanently spread moor the vessel. The turret stabilization shutdown is being conducted in two phases, the first of which is complete and production is back online. The second phase is expected to commence during the second quarter of 2018, and we anticipate oil production to be offline for around two weeks as a consequence of this shutdown. It is anticipated the gas system will be shut-in for slightly longer to complete non-turret related maintenance. We now expect the rotation of the vessel to take place around the end of 2018 with minimal impact to production in 2018.
The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and through May 2017, the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos.
Greater Tortue Discovery

In February 2018, the governments of Mauritania and Senegal signed an Inter-Governmental Cooperation Agreement ("ICA") which enables the development of the cross-border Tortue natural gas field to continue moving forward. With this agreement in place, all major FEED contracts have been awarded by the operator and we expect a final investment decision for the Greater Tortue project around the end of 2018 and are aiming for first gas in late 2021.

Senegal

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

Sao Tome and Principe

In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe. We presently have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Principe ("ANP STP") has a 15% carried interest in the blocks through exploration.

Equatorial Guinea

In March 2018, we signed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period.

In May 2018, we will begin a 3D seismic survey of approximately 9,900 square kilometers over blocks EG-21, EG-24, S and W offshore Equatorial Guinea, and approximately 200 square kilometers over Block G which is operated by our equity method investment in KTIPI.

Cote d'Ivoire

In February 2018, we began a 3D seismic survey covering approximately 12,000 square kilometers over blocks CI-526, CI-602, CI-603, CI-707 and CI-708 offshore Cote d'Ivoire.

Suriname

In April 2018, we began drilling the Anapai-1 exploration well targeting an early Cretaceous structural / stratigraphic trap in Block 45, offshore Suriname, with results expected in the second quarter of 2018.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana and our equity method investment offshore Equatorial Guinea. Certain operating results and statistics for the three months ended March 31, 2018 and 2017 are included in the following tables:

	Three Months Ended March 31, 2018
	Kosmos	Equity Method Investment - Equatorial Guinea(1)	Total
	(In thousands, except per barrel data)
Sales volumes (MBbl):
Jubilee	997	—	997
TEN	937	—	937
Ceiba / Okume	—	1,880	1,880
	1,934	1,880	3,814
Revenues:
Oil and gas sales	$127,196	$123,177	$250,373
Average sales price per Boe	65.77	65.52	65.65

Costs:
Oil and gas production, excluding workovers	$42,260	$25,850	$68,110
Oil and gas production, workovers	4,508	—	4,508
Total oil and gas production costs	$46,768	$25,850	$72,618

Depletion and depreciation	$54,277	$53,997	$108,274

Average cost per Boe:
Oil and gas production, excluding workovers	$21.85	$13.75	$17.86
Oil and gas production, workovers	2.33	—	1.18
Total oil production costs	24.18	13.75	19.04

Depletion and depreciation	28.06	28.73	28.39
Oil and gas production cost and depletion costs	$52.24	$42.48	$47.43

(1)
For the three months ended March 31, 2018, we have presented our 50% share of the results of operations, including our basis difference which is reflected in depletion and depreciation. Under the equity method of accounting, we only recognize our share of the net income of Kosmos-Trident International Petroleum Inc. ("KTIPI"), which is recorded in (gain) loss on equity method investments, net in the consolidated statement of operations.

Three Months Ended March 31, 2017
(In thousands, except per barrel data)
Sales volumes (MBbl):
Jubilee	1,976
TEN	—
1,976
Revenues:
Oil and gas sales	$103,432
Average sales price per Boe	52.34

Costs:
Oil and gas production, excluding workovers	$19,947
Oil and gas production, workovers	(61)
Total oil and gas production costs	$19,886

Depletion and depreciation	$34,978

Average cost per Boe:
Oil and gas production, excluding workovers	$10.09
Oil and gas production, workovers	(0.03)
Total oil production costs	10.06

Depletion and depreciation	17.70
Oil and gas production cost and depletion costs	$27.76

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2018:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	11	2.65
West Cape Three Points	—	—	—	—	2	0.62	—	—
TEN	—	—	1	0.17	—	—	5	0.85
Deepwater Tano	—	—	—	—	1	0.18	—	—
Mauritania
C8	—	—	—	—	3	0.84	—	—
Senegal
Saint Louis Offshore Profond	—	—	—	—	1	0.30	—	—
Cayar Profond	—	—	—	—	2	0.60	—	—
Total	—	—	1	0.17	9	2.54	16	3.50

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$127,196	$103,432	$23,764
Other income, net	(19)	48,534	(48,553)
Total revenues and other income	127,177	151,966	(24,789)
Costs and expenses:
Oil and gas production	46,768	19,886	26,882
Facilities insurance modifications, net	8,449	2,574	5,875
Exploration expenses	21,193	105,714	(84,521)
General and administrative	21,883	15,787	6,096
Depletion and depreciation	54,277	34,978	19,299
Interest and other financing costs, net	25,694	16,786	8,908
Derivatives, net	38,478	(37,857)	76,335
Gain on equity method investment, net	(18,696)	—	(18,696)
Other expenses, net	3,705	762	2,943
Total costs and expenses	201,751	158,630	43,121
Loss before income taxes	(74,574)	(6,664)	(67,910)
Income tax expense (benefit)	(24,348)	22,177	(46,525)
Net loss	$(50,226)	$(28,841)	$(21,385)

Oil and gas revenue.  Oil and gas revenue increased by $23.8 million as a result of higher oil prices during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. We lifted and sold 1,934 MBbl at an average realized price per barrel of $65.77 during the three months ended March 31, 2018 and 1,976 MBbl at an average realized price per barrel of $52.34 during the three months ended March 31, 2017.

Other income, net.  Other income, net decreased by $48.6 million as we recognized $48.5 million of LOPI proceeds, net during the three months ended March 31, 2017 related to the turret bearing issue on the Jubilee FPSO. The LOPI claim was finalized in June 2017.

Oil and gas production.  Oil and gas production costs increased by $26.9 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 as a result of $18.5 million related to TEN which has a higher operating cost than Jubilee and which did not have a lifting during the three months ended March 31, 2017 and $4.6 million of workover costs in the Jubilee Field. Additionally, the three months ended March 31, 2017 were positively impacted by insurance proceeds related to Jubilee turret operating costs.

Facilities insurance modifications, net. During the three months ended March 31, 2018, we incurred $9.8 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by $1.3 million of hull and machinery insurance proceeds received during the three months ended March 31, 2018 resulting in a net charge of $8.4 million. During the three months ended March 31, 2017, we incurred $7.5 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by $4.9 million of insurance proceeds received during the three months ended March 31, 2017 resulting in a net charge of $2.6 million.

Exploration expenses.  Exploration expenses decreased by $84.5 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The change is primarily a result of $42.1 million of stacked rig costs associated with the ENSCO DS-12 (formerly the Atwood Achiever) and a $48.1 million cancellation payment related to the exercise of our election to cancel the fourth year option of the ENSCO DS-12 drilling rig contract, both recorded during the three months ended March 31, 2017.

General and administrative.  General and administrative costs increased by $6.1 million during the three months ended March 31, 2018, as compared with the three months ended March 31, 2017. The increase is driven by the loss of our ability to charge out certain costs associated with the transfer of operatorship of the Tortue development project to BP.

Depletion and depreciation.  Depletion and depreciation increased $19.3 million during the three months ended March 31, 2018, as compared with the three months ended March 31, 2017. The increase is primarily a result of a higher depletion rate for the TEN fields as 2018 had one Jubilee and one TEN lifting compared to two Jubilee liftings in 2017 resulting in approximately a $15.4 million increase. Additionally, the Jubilee Field depletion increased by approximately $3.7 million as a result of suspended well costs associated with the Mahogany and Teak discovery areas which were moved into the Jubilee Field's depletable cost basis upon approval of the Greater Jubilee Full Field Development Plan and recognition as proved reserves in the fourth quarter of 2017.

Interest and other financing costs, net.  Interest and other financing costs, net increased $8.9 million primarily a result of expensing $4.1 million of existing unamortized debt issuance costs and deferred interest associated with the Facility amendment in first quarter 2018 and a $4.7 million decrease in capitalized interest versus 2017.

Derivatives, net.  During the three months ended March 31, 2018 and 2017, we recorded a loss of $38.5 million and a gain of $37.9 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

Gain on equity method investment, net. Gain on equity method investment, net increased $18.7 million a result of our equity method investment in KTIPI, which was acquired in the fourth quarter of 2017.

Other expenses, net.  Other expenses, net increased $2.9 million primarily related to an increase in disputed charges and related costs.

Income tax expense (benefit).  For the period ended March 31, 2018, the Company recognized a net tax benefit because of pre-tax losses related to our Ghanaian operations. At year-end 2018, the Company expects our Ghanaian operations to return to pre-tax income and tax expense positions resulting in a Ghanaian effective tax rate that is consistent with the Ghanaian tax rate reported at year-end 2017. For the periods ended March 31, 2018 and 2017 our overall effective tax rates were impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

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
While we are presently in a strong financial position, commodity prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. To partially mitigate this price volatility, we maintain a hedging program. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Also, BP has agreed to partially carry our exploration, appraisal and development program in Mauritania and Senegal. Current commodity prices, combined with our hedging program, partner carries and our current liquidity position support our capital program for 2018.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(17,016)	$(30,382)
Return of investment from KTIPI	41,070	—
Proceeds on sale of assets	—	203,919
	24,054	173,537
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	34,712	31,810
Other property	1,757	271
Payments on long-term debt	—	150,000
Purchase of treasury stock	11,874	1,115
Deferred financing costs	24,969	—
	73,312	183,196
Decrease in cash, cash equivalents and restricted cash	$(49,258)	$(9,659)

Net cash used in operating activities.  Net cash used in operating activities for the three months ended March 31, 2018 was $17.0 million compared with net cash used in operating activities for the three months ended March 31, 2017 of $30.4 million. The decrease in cash used in operating activities in the three months ended March 31, 2018 when compared to the same period in 2017 is primarily a result of a decrease in LOPI proceeds, net and derivative cash settlements partially offset by a decrease in exploration expenses related to the stacked rig costs and rig option cancellation payment, both recorded during the three months ended March 31, 2017.

The following table presents our net debt and liquidity as of March 31, 2018:

March 31, 2018
(In thousands)
Cash and cash equivalents	$198,841
Restricted cash	56,887
Senior Notes at par	525,000
Drawings under the Facility	800,000
Net debt	$1,069,272

Availability under the Facility	$700,000
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,298,841

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	drill additional wells in the Jubilee and TEN Fields;

•	fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in a number of our exploration license areas, including drilling two exploration wells in Suriname; and

•	acquire and analyze seismic on existing licenses, pursue new ventures and manage our rig activities.

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

2018 Capital Program

We estimate we will spend approximately $300 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2018. However, the ultimate amount of capital we will spend may vary or fluctuate materially based on market conditions and the success of our drilling results among other factors. Through March 31, 2018, we have spent approximately $57.6 million.

Significant Sources of Capital

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of March 31, 2018, we have $42.3 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of March 31, 2018, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2018 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

Our Corporate Revolver, from a number of financial institutions, has borrowing capacity to $400.0 million and is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs.

As of March 31, 2018, there were no outstanding borrowings under the Corporate Revolver. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2018 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We have a revolving letter of credit facility agreement (“LC Facility”), which matures in July 2019. In February 2018, the LC Facility size was increased to $73.0 million to facilitate the issuance of additional letters of credit. As of March 31, 2018, there were thirteen outstanding letters of credit totaling $72.8 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2018:

	Payments Due By Year(4)
	Total	2018(5)	2019	2020	2021	2022	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,325,000	$—	$—	$—	$525,000	$—	$800,000
Interest payments on long-term debt(2)	494,319	63,082	94,783	96,126	95,257	56,932	88,139
Operating leases(3)	13,489	4,080	5,251	1,366	419	419	1,954
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of March 31, 2018. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2018, there were no borrowings under the Corporate Revolver.

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

(5)	Represents the period from April 1, 2018 through December 31, 2018.

We currently have a commitment to drill one exploration well in Mauritania. In Mauritania, our partner is obligated to fund our share of the cost of the exploration well, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Cote d'Ivoire, Equatorial Guinea, Mauritania and Sao Tome and Principe, we have 3D seismic requirements of approximately 12,000 square kilometers, 9,000 square kilometers, 7,600 square kilometers and 13,500 square kilometers, respectively.

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

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						March 31,
	2018(5)	2019	2020	2021	2022	Thereafter	2018
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$525,000	$—	$—	$(537,773)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	—	—
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$—	$800,000	$(800,000)
Weighted average interest rate(2)	5.31%	5.74%	5.90%	5.90%	6.32%	6.64%
Capped interest rate swaps:
Notional debt amount ($200,000)	$—	$—	$—	$—	$—	$—	$1,182
Cap	3.00%	—	—	—	—	—
Average fixed rate payable(3)	1.23%	—	—	—	—	—
Variable rate receivable(4)	2.07%	—	—	—	—	—
__________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2018. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of March 31, 2018, there were no borrowings under the Corporate Revolver.

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

(4)	Based on implied forward rates in the yield curve at the reporting date.

(5)	Represents the period April 1, 2018 through December 31, 2018.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2018, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2017.

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

•
termination of or intervention in concessions, rights or authorizations granted by the governments of the countries in which we operate (or their respective national oil companies) or any other federal, state or local governments or authorities, to us;

•	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;

•	the ability to obtain financing and to comply with the terms under which such financing may be available;

•	the volatility of oil and natural gas prices;

•	the availability, cost, function and reliability of developing appropriate infrastructure around and transportation to our discoveries and prospects;

•	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;

•	other competitive pressures;

•	potential liabilities inherent in oil and natural gas operations, including drilling and production risks and other operational and environmental risks and hazards;

•	current and future government regulation of the oil and gas industry or regulation of the investment in or ability to do business with certain countries or regimes;

•	cost of compliance with laws and regulations;

•	changes in environmental, health and safety or climate change or greenhouse gas (“GHG”) laws and regulations or the implementation, or interpretation, of those laws and regulations;

•	adverse effects of sovereign boundary disputes in the jurisdictions in which we operate;

•	environmental liabilities;

•	geological, geophysical and other technical and operations problems, including drilling and oil and gas production and processing;

•	military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2018:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2017	$(97,036)	$1,017	$(96,019)
Changes in contract fair value	(39,319)	353	(38,966)
Contract maturities	20,585	(188)	20,397
Fair value of contracts outstanding as of March 31, 2018	$(115,770)	$1,182	$(114,588)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude; prices during the three months ended March 31, 2018 ranged between $61.52 and $70.71.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2018. Volumes and weighted average prices are net of any offsetting derivatives entered into.

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Net Deferred						Fair Value at
			Premium						March 31,
Term	Type of Contract	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Call	2018(2)
									(In thousands)
2018:
April — December	Swap with puts	1,500	$—	$54.32	$40.00	$—	$—	$—	$(19,179)
July — December	Swap with puts	2,000	—	57.96	45.00	—	—	—	(17,722)
April — June	Swaps	500	—	57.25	—	—	—	—	(5,546)
April — December	Three-way collars	2,193	0.74	—	41.57	56.57	65.90	—	(11,805)
April — December	Four-way collars	2,252	1.06	—	40.00	50.00	61.33	70.00	(13,187)
April — December	Sold calls(1)	1,505	—	—	—	—	65.00	—	(7,522)
July — December	Purchased Calls	1,000	—	—	—	—	—	70.00	1,204
2019:
January — December	Three-way collars	9,500	$(0.06)	$—	$43.16	$52.63	$65.01	$—	$(40,602)
January — December	Sold calls(1)	913	—	—	—	—	80.00	—	(1,411)
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)
Fair values are based on the average forward Dated Brent oil prices on March 31, 2018 which by year are: 2018 — $67.63 and 2019 — $63.75. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on May 1, 2018 market quotes by year are: 2018 — $71.73 and 2019 — $67.15.

In April 2018, we entered into three-way collar contracts for 1.0 MMBbl from January 2019 through December 2019 with a sold put price of $50.00 per barrel, a floor price of $60.00 per barrel and a ceiling price of $75.00 per barrel. The contracts are indexed to Dated Brent prices.

At March 31, 2018, our open commodity derivative instruments were in a net liability position of $115.8 million. As of March 31, 2018, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $87.0 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $82.3 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At March 31, 2018, we had indebtedness outstanding under the Facility of $800.0 million, of which $600.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of March 31, 2018 was approximately 4.9%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $1.0 million in interest expense per year on the Facility. We pay commitment fees on the undrawn availability and unavailable commitments under the Facility and on the undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of March 31, 2018, the fair market value of our interest rate swaps was a net asset of approximately $1.2 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, at either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutorily tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares purchased during the three months ended March 31, 2018 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
(In thousands)
January 1, 2018—January 31, 2018	74	$6.85
February 1, 2018—February 28, 2018	—	—
March 1, 2018—March 31, 2018	—	—
Total	74	6.85

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

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

Kosmos Energy Ltd.
(Registrant)

Date	May 7, 2018	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1**	Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. dated March 26, 1997.

10.2**
Amendment No. 1, dated January 1, 2000, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Triton Equatorial Guinea, Inc., Energy Africa Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines and Energy.

10.3**
Amendment No. 2, dated December 15, 2005, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Amerada Hess Equatorial Guinea, Energy Africa Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines, Industry and Energy.

10.4**
Amendment No. 3, dated October 22, 2017, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Hess Equatorial Guinea, Tullow Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines and Hydrocarbons.

10.5**
Production Sharing Contract relating to Block EG-21 Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea. dated October 10, 2017.

10.6**
Production Sharing Contract relating to Block S Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea. dated October 10, 2017.

10.7**
Production Sharing Contract relating to Block W Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea. dated October 10, 2017.

10.8**
Production Sharing Contract relating to Block 10 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, BP Exploration (STP) Limited and Kosmos Energy Sao Tome and Principe dated March 9, 2018.

10.9**
Production Sharing Contract relating to Block 13 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, BP Exploration (STP) Limited and Kosmos Energy Sao Tome and Principe dated March 9, 2018.

10.10**
Deed of Amendment and Restatement relating to the Facility Agreement, dated February 5, 2018 among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Senegal, Kosmos Energy Mauritania, Kosmos Energy Equatorial Guinea, Kosmos Energy Investments Senegal Limited, BNP Paribas and Standard Chartered Bank.

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