Form 10-Q
period 2018-06-30
Kosmos Energy Ltd.
filed 2018-08-06
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Shares, $0.01 par value	398,403,309

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

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,941	$233,412
Restricted cash	20,377	56,380
Receivables:
Joint interest billings, net	68,006	134,565
Oil sales	73,700	—
Related party	2,610	780
Other	13,501	25,616
Inventories	71,085	71,861
Prepaid expenses and other	33,638	9,306
Derivatives	18,053	1,682
Total current assets	417,911	533,602
Property and equipment:
Oil and gas properties, net	2,253,815	2,310,973
Other property, net	9,249	6,855
Property and equipment, net	2,263,064	2,317,828
Other assets:
Equity method investment	151,310	236,514
Restricted cash	9,168	15,194
Long-term receivables - joint interest billings	28,981	34,941
Deferred financing costs, net of accumulated amortization of $15,320 and $13,951 at June 30, 2018 and December 31, 2017, respectively	1,141	2,510
Deferred tax assets	20,763	22,517
Derivatives	10,421	39
Other	684	29,458
Total assets	$2,903,443	$3,192,603
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$128,471	$141,787
Accrued liabilities	145,600	219,412
Derivatives	162,329	67,531
Total current liabilities	436,400	428,730
Long-term liabilities:
Long-term debt, net	1,167,775	1,282,797
Derivatives	83,733	30,209
Asset retirement obligations	70,122	66,595
Deferred tax liabilities	392,918	476,548
Other long-term liabilities	8,364	10,612
Total long-term liabilities	1,722,912	1,866,761
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2018 and December 31, 2017	—	—
Common shares, $0.01 par value; 2,000,000,000 authorized shares; 407,557,090 and 398,599,457 issued at June 30, 2018 and December 31, 2017, respectively	4,076	3,986
Additional paid-in capital	2,015,463	2,014,525
Accumulated deficit	(1,226,701)	(1,073,202)
Treasury stock, at cost, 9,263,269 and 9,188,819 shares at June 30, 2018 and December 31, 2017, respectively	(48,707)	(48,197)
Total shareholders’ equity	744,131	897,112
Total liabilities and shareholders’ equity	$2,903,443	$3,192,603
See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues and other income:
Oil and gas revenue	$215,191	$136,363	$342,387	$239,795
Other income, net	282	10,161	263	58,695
Total revenues and other income	215,473	146,524	342,650	298,490
Costs and expenses:
Oil and gas production	49,815	21,604	96,583	41,490
Facilities insurance modifications, net	1,029	(2)	9,478	2,572
Exploration expenses	77,481	19,982	98,674	125,696
General and administrative	17,497	14,739	39,380	30,526
Depletion and depreciation	74,289	72,441	128,566	107,419
Interest and other financing costs, net	18,870	19,465	44,564	36,251
Derivatives, net	140,272	(25,411)	178,750	(63,268)
(Gain) loss on equity method investments, net	(16,100)	6,426	(34,796)	6,426
Other expenses, net	938	2,008	4,643	2,770
Total costs and expenses	364,091	131,252	565,842	289,882
Income (loss) before income taxes	(148,618)	15,272	(223,192)	8,608
Income tax expense (benefit)	(45,345)	23,739	(69,693)	45,916
Net loss	$(103,273)	$(8,467)	$(153,499)	$(37,308)

Net loss per share:
Basic	$(0.26)	$(0.02)	$(0.39)	$(0.10)
Diluted	$(0.26)	$(0.02)	$(0.39)	$(0.10)

Weighted average number of shares used to compute net loss per share:
Basic	396,826	387,952	396,218	387,634
Diluted	396,826	387,952	396,218	387,634

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2017	398,599	$3,986	$2,014,525	$(1,073,202)	$(48,197)	$897,112
Equity-based compensation	—	—	18,213	—	—	18,213
Restricted stock awards and units	8,958	90	(90)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(17,185)	—	(510)	(17,695)
Net loss	—	—	—	(153,499)	—	(153,499)
Balance as of June 30, 2018	407,557	$4,076	$2,015,463	$(1,226,701)	$(48,707)	$744,131

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(153,499)	$(37,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	133,289	112,521
Deferred income taxes	(81,876)	41,017
Unsuccessful well costs	44,654	3,605
Change in fair value of derivatives	177,790	(58,944)
Cash settlements on derivatives, net (including $(57.3) million and $24.3 million on commodity hedges during 2018 and 2017)	(56,221)	19,417
Equity-based compensation	17,085	20,329
Loss on extinguishment of debt	4,056	—
Distributions in excess of equity in earnings	5,234	6,426
Other	449	2,514
Changes in assets and liabilities:
(Increase) decrease in receivables	10,067	(28,251)
(Increase) decrease in inventories	800	(6,038)
(Increase) decrease in prepaid expenses and other	4,888	(17,459)
Decrease in accounts payable	(13,316)	(131,480)
Increase (decrease) in accrued liabilities	(92,967)	56,137
Net cash provided by (used in) operating activities	433	(17,514)
Investing activities
Oil and gas assets	(92,650)	(42,805)
Other property	(2,815)	(1,454)
Return of investment from KTIPI	79,970	—
Proceeds on sale of assets	—	222,068
Net cash provided by (used in) investing activities	(15,495)	177,809
Financing activities
Payments on long-term debt	(100,000)	(200,000)
Purchase of treasury stock / tax withholdings	(17,695)	(1,945)
Deferred financing costs	(25,743)	—
Net cash used in financing activities	(143,438)	(201,945)
Net decrease in cash, cash equivalents and restricted cash	(158,500)	(41,650)
Cash, cash equivalents and restricted cash at beginning of period	304,986	273,195
Cash, cash equivalents and restricted cash at end of period	$146,486	$231,545

Supplemental cash flow information
Cash paid for:
Interest	$47,845	$24,944
Income taxes	$22,596	$27,199
Non-cash activity:
Contribution to equity method investment	$—	$133,893

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

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of June 30, 2018, the changes in the consolidated statements of shareholders’ equity for the six months ended June 30, 2018, the consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and the consolidated cash flows for the six months ended June 30, 2018 and 2017. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$116,941	$233,412
Restricted cash - current	20,377	56,380
Restricted cash - long-term	9,168	15,194
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$146,486	$304,986

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

In accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of June 30, 2018 and December 31, 2017, we had $20.4 million and $31.6 million, respectively, of current restricted cash and $8.9 million and $15.2 million, respectively, of long-term restricted cash used to collateralize performance guarantees related to our petroleum contracts. As of June 30, 2018, we also had $0.3 million in other long-term restricted cash.

In addition, prior to our reserves based debt facility (the "Facility") being amended and restated in February 2018, we were required to maintain a restricted cash balance that was sufficient to meet the payment of interest and fees for the next six-month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver, or the Facility, whichever was greater. As of December 31, 2017, we had $24.8 million in current restricted cash to meet this requirement. Under the amended and restated Facility, we are no longer required to maintain a restricted cash balance provided we are compliant with certain financial covenant ratios.

Inventories

Inventories consisted of $65.1 million and $63.5 million of materials and supplies and $6.0 million and $8.4 million of hydrocarbons as of June 30, 2018 and December 31, 2017, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of June 30, 2018 and December 31, 2017, we had no oil and gas imbalances recorded in our consolidated financial statements.

Our oil and gas revenues are recognized based on the product that has transferred to the customer during the lifting process as of a point in time when control has transferred, usually over a 24 hour period, and generally based on provisional price contracts which contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The embedded derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month after the sale.
Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue from contracts with customers - Ghana	$213,841	$140,915	$341,878	$244,355
Provisional oil sales contracts	1,350	(4,552)	509	(4,560)
Oil and gas revenue	$215,191	$136,363	342,387	239,795

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

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The new leasing standard requires the modified retrospective adoption method. The Company is in the process of evaluating its contract population to determine the impact of this accounting standard on its consolidated financial statements.

3. Acquisitions and Divestitures

2018 Transactions

In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe. We presently have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Principe ("ANP STP") has a 15% carried interest in the blocks through exploration. The petroleum contracts cover approximately 13,600 square kilometers, with a first exploration period of four years from the effective date (March 2018). The exploration period can be extended an additional four years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 13,500 square kilometer 3D seismic acquisition requirement across the two blocks.

In June 2018, we closed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period. The petroleum contracts cover approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018) which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement.

In August 2018, we entered into an agreement to acquire Deep Gulf Energy (together with its subsidiaries "DGE"), a deepwater company operating in the Gulf of Mexico, from First Reserve Corporation and other shareholders for a total consideration of $1.225 billion, comprised of $925 million in cash and $300 million in Kosmos common stock, subject to post-closing adjustments. We intend to fund the cash portion of the purchase price with borrowings under our existing credit facilities. We also received $200 million of additional firm commitments under the Facility, which provides further liquidity to the Company. The acquisition is expected to close around the end of the third quarter 2018, subject to receipt of regulatory approval and the satisfaction of customary closing conditions.

2017 Transactions

In the fourth quarter of 2017, through a joint venture with an affiliate of Trident Energy ("Trident"), we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which held an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets located in Block G offshore Equatorial Guinea. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc, which was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The gross acquisition price was $650 million effective as of January 1, 2017. After purchase price adjustments, Kosmos paid net cash consideration of approximately $231 million at close with a combination of cash on hand and amounts borrowed under the Facility. The transaction is accounted for as an equity method investment.

In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. In May 2018, we signed a farm-out agreement with Trident, subject to final government approval, whereby they acquired a 40% participating interest. After giving effect to the farm-out agreement, we hold a 40% participating interest and are the operator in all three blocks. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the effective date (March 2018). The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes a 6,000 square kilometer 3D seismic acquisition requirement across the three blocks.

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

In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners will be reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of June 30, 2018 and December 31, 2017, the current portion of the joint interest billing receivables due from GNPC for the TEN fields development costs were $14.0 million and $15.2 million, respectively, and the long-term portion were $29.0 million and $31.6 million, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Oil and gas properties:
Proved properties	$1,676,732	$1,653,616
Unproved properties	492,468	465,109
Support equipment and facilities	1,442,325	1,427,054
Total oil and gas properties	3,611,525	3,545,779
Accumulated depletion	(1,357,710)	(1,234,806)
Oil and gas properties, net	2,253,815	2,310,973

Other property	43,906	39,405
Accumulated depreciation	(34,657)	(32,550)
Other property, net	9,249	6,855

Property and equipment, net	$2,263,064	$2,317,828

We recorded depletion expense of $71.3 million and $69.9 million for the three months ended June 30, 2018 and 2017, respectively, and $122.9 million and $102.4 million for the six months ended June 30, 2018 and 2017, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the six months ended June 30, 2018. The table excludes $43.8 million in costs that were capitalized and subsequently expensed during the same period.

June 30, 2018
(In thousands)
Beginning balance	$410,113
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,619
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(796)
Ending balance	$415,936

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2018	December 31, 2017
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$35,513	$67,159
Exploratory well costs capitalized for a period of one to two years	258,998	291,252
Exploratory well costs capitalized for a period of three to six years	121,425	51,702
Ending balance	$415,936	$410,113
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	5

As of June 30, 2018, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Akasa discovery in the West Cape Three Points (“WCTP”) Block and the Wawa discovery in the DT Block, which are all located offshore Ghana, the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border, the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania and the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal.

Akasa Discovery — We are currently in discussions with the government of Ghana regarding additional technical studies and evaluation that we want to conduct before we are able to make a determination regarding commerciality of the discovery. If we determine the discovery to be commercial, a declaration of commerciality would be provided and a PoD would be prepared and submitted to Ghana’s Ministry of Energy, as required under the WCTP petroleum contract. We expect that the Akasa discovery will be discussed in detail with the partnership group during our third quarter partner meetings in October 2018.

Wawa Discovery — We are currently in discussions with the Ministry of Energy with respect to conducting further subsurface and development concept evaluation in an effort to enlarge the TEN development and production area to capture the resource accumulation located in the Wawa Discovery Area for a potential future integrated development with the TEN fields. We expect that the Wawa discovery will be further discussed with the partnership group during our third quarter partner meetings in October 2018.

Greater Tortue Discovery — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania, which encountered hydrocarbon pay. Two additional wells have been drilled in the Greater Tortue Discovery area, Ahmeyim-2 in Mauritania and Guembeul-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Discovery. Data acquired from the drill stem test will be used to further optimize field development and to refine process design parameters critical to the Front End Engineering Design ("FEED") process. Following additional evaluation, a decision regarding commerciality will be made.

BirAllah Discovery — In November 2015, we completed the Marsouin-1 exploration well (renamed BirAllah) in the northern part of Block C8 offshore Mauritania which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality will be made.
Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted. Following additional evaluation, a decision regarding commerciality will be made.

7. Equity Method Investments
Kosmos BP Senegal Limited ("KBSL")

As part of our transaction in Senegal with BP in February 2017, our participating interests in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks (the "Senegal Blocks") were contributed to KBSL, a corporate joint venture entity in which we owned a 50.01% interest which was accounted for under the equity method of accounting.

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

Equatorial Guinea

As part of our acquisition of KTIPI, a corporate joint venture entity in which we own a 50% interest, we acquired an indirect participating interest in Block G offshore Equatorial Guinea. The objective of this transaction was to acquire the Ceiba Field and Okume Complex with the intent to optimize production and increase reserves. Below is a summary of financial information for KTIPI presented on a 100% basis.

	June 30,	December 31,
	2018	2017
	(In thousands)
Assets
Total current assets	$164,997	$179,070
Property and equipment, net	311,138	345,611
Other assets	544	567
Total assets	$476,679	$525,248

Liabilities and shareholders' equity
Total current liabilities	$132,096	$106,769
Total long-term liabilities	548,434	565,591
Shareholders' equity:
Total shareholders' equity	(203,851)	(147,112)
Total liabilities and shareholders' equity	$476,679	$525,248

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Revenues and other income:
Oil and gas revenue	$138,395	$384,749
Other income	(170)	117
Total revenues and other income	138,225	384,866

Costs and expenses:
Oil and gas production	23,332	75,033
Depletion and depreciation	21,881	75,951
Other expenses, net	(73)	(152)
Total costs and expenses	45,140	150,832

Income before income taxes	93,085	234,034
Income tax expense	33,620	83,251
Net income	$59,465	$150,783

Kosmos' share of net income	$29,733	$75,392
Basis difference amortization(1)	13,633	40,596
Equity in earnings - KTIPI	$16,100	$34,796
______________________________________

(1)
The basis difference, which is associated with oil and gas properties and subject to amortization, has been allocated to the Ceiba Field and Okume Complex. We amortize the basis difference using the unit-of-production method.

When evaluating our equity method investments for impairment, we review our ability to recover the carrying amount of such investments or the entity’s ability to sustain earnings that justify its carrying amount. As of June 30, 2018, we determined that we had the ability to recover the carrying amount of our equity method investment in KTIPI. As such, no impairment has been recorded. Our initial investment has been increased for our net share of equity in earnings as adjusted for our basis differential and reduced by cash dividends received. During the six months ended June 30, 2018, we received $120.0 million of cash dividends from KTIPI, and we received an additional $27.5 million of cash dividends in July 2018.

8. Debt

	June 30, 2018	December 31, 2017
	(In thousands)
Outstanding debt principal balances:
Facility	$700,000	$800,000
Senior Notes	525,000	525,000
Total	1,225,000	1,325,000
Unamortized deferred financing costs and discounts(1)	(57,225)	(42,203)
Long-term debt, net	$1,167,775	$1,282,797
__________________________________

(1)
Includes $40.9 million and $23.6 million of unamortized deferred financing costs related to the Facility and $16.3 million and $18.6 million of unamortized deferred financing costs and discounts related to the Senior Notes as of June 30, 2018 and December 31, 2017, respectively.

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. In August 2018, the Company entered into letter agreements with two existing financial institutions, which obligate the two financial institutions to provide the Company, upon the Company's election, with an additional commitment of $200 million in the aggregate under the Facility. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of June 30, 2018, we have $40.9 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. As of June 30, 2018, borrowings under the Facility totaled $700.0 million and the undrawn availability under the Facility was $800.0 million.

During the second quarter of 2018, the Company voluntarily repaid $100.0 million of outstanding borrowings under the Facility, bringing the outstanding borrowings to $700.0 million. As of June 30, 2018, the borrowing availability was $1.5 billion.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of June 30, 2018, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2018 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver from a number of financial institutions, maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This results in lower commitment fees on the undrawn portion of the total commitments which is 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs.

As of June 30, 2018, there were no outstanding borrowings under the Corporate Revolver. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2018 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We have a revolving letter of credit facility agreement (“LC Facility”), which matures in July 2019. In July 2018, the LC Facility size was voluntarily reduced to $40.0 million based on the maturation of several large outstanding letters of credit. As of June 30, 2018, there were nine outstanding letters of credit totaling $36.9 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

At June 30, 2018, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2018(2)	2019	2020	2021	2022	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,225,000	$—	$—	$—	$525,000	$—	$700,000
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on, as of June 30, 2018, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of June 30, 2018, there were no borrowings under the Corporate Revolver.

(2)	Represents payments for the period July 1, 2018 through December 31, 2018.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense	$24,912	$22,792	$49,804	$45,973
Amortization—deferred financing costs	2,283	2,551	4,723	5,102
Loss on extinguishment of debt	—	—	4,056	—
Capitalized interest	(9,292)	(7,376)	(14,112)	(16,935)
Deferred interest	166	634	(1,090)	949
Interest income	(843)	(760)	(1,791)	(1,740)
Other, net	1,644	1,624	2,974	2,902
Interest and other financing costs, net	$18,870	$19,465	$44,564	$36,251

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average Dated Brent prices per Bbl for those contracts as of June 30, 2018. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

			Weighted Average Dated Brent Price per Bbl
			Net Deferred
			Premium
Term	Type of Contract	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Call
2018:
July — December	Swap with puts	3,000	$—	$56.75	$43.33	$—	$—	$—
July — December	Three-way collars	1,466	0.74	—	41.57	56.57	65.91	—
July — December	Four-way collars	1,503	1.06	—	40.00	50.00	61.33	70.00
July — December	Sold calls(1)	1,006	—	—	—	—	65.00	—
July — December	Purchased Calls	1,000	1.88	—	—	—	—	70.00
2019:
January — December	Three-way collars	10,500	$0.61	$—	$43.81	$53.33	$69.77	$—
January — December	Sold calls(1)	913	—	—	—	—	80.00	—
2020:
January — December	Sold calls(1)	4,000	$—	$—	$—	$—	$80.00	$—
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

In July 2018, we entered into call option contracts for 3.5 MMBbl from January 2019 through December 2019 with a purchased call price of $65.00 per barrel and a sold call price of $75.00 per barrel with a deferred premium payable of $1.46 per barrel. In addition, we sold 3.5 MMBbl of calls from January 2020 through December 2020 with a strike price of $80.00 per barrel and used the proceeds to increase the upside exposure on the 2019 calls. The contracts are indexed to Dated Brent prices.

Interest Rate Derivative Contracts

The following table summarizes our capped interest rate swaps whereby we pay a fixed rate of interest if LIBOR is below the cap, and pay the market rate less the spread between the cap (sold call) and the fixed rate of interest if LIBOR is above the cap as of June 30, 2018:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Swap	Sold Call
			(In thousands)
July 2018 — December 2018	Capped swap	1-month LIBOR	$200,000	1.23%	3.00%

The following tables disclose the Company’s derivative instruments as of June 30, 2018 and December 31, 2017 and gain/(loss) from derivatives during the three and six months ended June 30, 2018 and 2017, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$17,119	$665
Interest rate	Derivatives assets—current	934	1,017
Commodity(2)	Derivatives assets—long-term	10,421	39
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(162,329)	(67,531)
Commodity(4)	Derivatives liabilities—long-term	(83,733)	(30,209)
Total derivatives not designated as hedging instruments		$(217,588)	$(96,019)
__________________________________

(1)
Includes net deferred premiums payable of $2.1 million and net deferred premiums receivable of $0.8 million related to commodity derivative contracts as of June 30, 2018 and December 31, 2017, respectively.

(2)
Includes net deferred premiums payable of $0.9 million and net deferred premiums receivable of $0.1 million related to commodity derivative contracts as of June 30, 2018 and December 31, 2017, respectively.

(3)	Includes net deferred premiums payable of $5.1 million and $5.6 million related to commodity derivative contracts as of June 30, 2018 and December 31, 2017, respectively.

(4)	Includes net deferred premiums payable of $2.8 million and $4.8 million related to commodity derivative contracts as of June 30, 2018 and December 31, 2017, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2018	2017	2018	2017
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$1,350	$(4,552)	$509	$(4,560)
Commodity	Derivatives, net	(140,272)	25,411	(178,750)	63,268
Interest rate	Interest expense	98	(92)	451	236
Total derivatives not designated as hedging instruments		$(138,824)	$20,767	$(177,790)	$58,944
__________________________________

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.
Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2018 and December 31, 2017, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2018
Assets:
Commodity derivatives	$—	$27,540	$—	$27,540
Interest rate derivatives	—	934	—	934
Liabilities:
Commodity derivatives	—	(246,062)	—	(246,062)
Total	$—	$(217,588)	$—	$(217,588)
December 31, 2017
Assets:
Commodity derivatives	$—	$704	$—	$704
Interest rate derivatives	—	1,017	—	1,017
Liabilities:
Commodity derivatives	—	(97,740)	—	(97,740)
Total	$—	$(96,019)	$—	$(96,019)

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

Debt

The following table presents the carrying values and fair values at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$509,685	$535,264	$507,600	$542,472
Facility	700,000	700,000	800,000	800,000
Total	$1,209,685	$1,235,264	$1,307,600	$1,342,472

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

11. Equity-based Compensation

Restricted Stock Awards and Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $9.1 million and $10.5 million during the three months ended June 30, 2018 and 2017, respectively, and $17.1 million and $20.3 million during the six months ended June 30, 2018 and 2017, respectively. The total tax benefit for the three months ended June 30, 2018 and 2017 was $1.8 million and $3.5 million, respectively, and $3.4 million and $6.8 million during the six months ended June 30, 2018 and 2017, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $0.4 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $(0.3) million and $2.8 million during the six months ended June 30, 2018 and 2017, respectively. The fair value of awards vested during the three months ended June 30, 2018 and 2017 was approximately $25.4 million and $10.5 million, respectively, and $82.0 million and $19.3 million during the six months ended June 30, 2018 and 2017, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially all these awards vest over three or four year periods. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock awards as of June 30, 2018:

Weighted-
	Service Vesting	Average
	Restricted Stock	Grant-Date
	Awards	Fair Value
(In thousands)
Outstanding at December 31, 2017	220	$8.64
Granted	—	—
Forfeited	—	—
Vested	(220)	8.64
Outstanding at June 30, 2018	—	—

The following table reflects the outstanding restricted stock units as of June 30, 2018:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2017	4,183	$6.39	8,452	$11.26
Granted(1)	2,125	6.92	7,439	12.35
Forfeited	(63)	6.73	(37)	10.04
Vested	(2,062)	6.93	(9,350)	13.75
Outstanding at June 30, 2018	4,183	6.33	6,504	8.91
__________________________________

(1)
The restricted stock units with a combination of market and service vesting criteria include 4.9 million shares granted as a result of the 2014 and 2015 awards achieving 200% of their respective market performance conditions.

As of June 30, 2018, total equity-based compensation to be recognized on unvested restricted stock units is $43.4 million over a weighted average period of 2.24 years. In January 2018, the board of directors approved an amendment to the plan to add 11.0 million shares to the plan which was approved at the Annual General Meeting in June 2018. The LTIP provides for the issuance of 50.5 million shares pursuant to awards under the plan. At June 30, 2018, the Company had approximately 16.0 million shares that remain available for issuance under the LTIP.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Bermuda	$(15,890)	$(16,759)	$(31,961)	$(32,940)
United States	1,682	1,382	3,315	2,794
Foreign—other	(134,410)	30,649	(194,546)	38,754
Income (loss) before income taxes	$(148,618)	$15,272	$(223,192)	$8,608

Our effective tax rate for the three months ended June 30, 2018 and 2017 is 31% and 155%, respectively. For the six months ended, June 30, 2018 and 2017, our effective tax rate was 31% and 533%, respectively. For the periods ended June 30, 2018 and 2017 our overall effective tax rates were impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

The Company files income tax returns in all jurisdictions where such requirements exist, however, our primary tax jurisdictions are Ghana and the United States. The Company is open to Ghanaian federal income tax examinations for tax years 2014 through 2017 and in the United States, to federal income tax examinations for tax years 2014 through 2017.

As of June 30, 2018, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

13. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(103,273)	$(8,467)	$(153,499)	$(37,308)
Basic income allocable to participating securities(1)	—	—	—	—
Basic net loss allocable to common shareholders	(103,273)	(8,467)	(153,499)	(37,308)
Diluted adjustments to income allocable to participating securities(1)	—	—	—	—
Diluted net loss allocable to common shareholders	$(103,273)	$(8,467)	$(153,499)	$(37,308)
Denominator:
Weighted average number of shares outstanding:
Basic	396,826	387,952	396,218	387,634
Restricted stock awards and units(1)(2)	—	—	—	—
Diluted	396,826	387,952	396,218	387,634
Net loss per share:
Basic	$(0.26)	$(0.02)	$(0.39)	$(0.10)
Diluted	$(0.26)	$(0.02)	$(0.39)	$(0.10)
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

(2)
We excluded outstanding restricted stock awards and units of 11.4 million and 13.0 million for the three months ended June 30, 2018 and 2017, respectively, and 11.9 million and 13.0 million for the six months ended June 30, 2018 and 2017, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill one exploration well in both Mauritania and Suriname. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Equatorial Guinea and Sao Tome and Principe, we have 3D seismic requirements of approximately 9,000 square kilometers and 13,500 square kilometers, respectively.

Future minimum rental commitments under our leases at June 30, 2018, are as follows:

	Payments Due By Year(1)
	Total	2018(2)	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating leases(3)	$11,930	$2,521	$5,251	$1,366	$419	$419	$1,954
__________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from July 1, 2018 through December 31, 2018.

(3)	Primarily relates to corporate office and foreign office leases.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued liabilities:
Exploration, development and production	$85,079	$144,717
General and administrative expenses	20,178	31,124
Interest	20,331	20,457
Income taxes	2,539	17,423
Taxes other than income	3,906	3,270
Derivatives	12,394	825
Other	1,173	1,596
	$145,600	$219,412

Other Income, Net

Other income, net consisted of zero and $10.2 million of Loss of Production Income (“LOPI”) proceeds, net related to the turret bearing issue on the Jubilee FPSO for the three months ended June 30, 2018 and 2017, respectively and zero and $58.7 million for the six months ended June 30, 2018 and 2017, respectively. Our LOPI coverage for this incident ended in May 2017.

Oil and Gas Production

Oil and gas production expense included insurance recoveries related to our increased cost of working covered by our LOPI policy of zero and $13.7 million for the three months ended June 30, 2018 and 2017, respectively and zero and $17.1 million for the six months ended June 30, 2018 and 2017, respectively.

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility which we expect to recover from our insurance policy net of any insurance reimbursements.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
(Gain) loss on disposal of inventory	$(24)	$547	$(24)	$547
Gain on insurance settlements	—	—	—	(461)
Disputed charges and related costs	626	1,209	2,961	2,439
Other, net	336	252	1,706	245
Other expenses, net	$938	$2,008	$4,643	$2,770

The disputed charges and related costs are expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives were concluded. Tullow has charged such expenditures to the Deepwater Tano (“DT”) joint account. Kosmos disputed through arbitration that these expenditures were chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement. In July 2018, the International Chamber of Commerce ("ICC") issued its Final Award in the arbitration in favor of Kosmos. As a result, we expect to recover from Tullow Ghana Limited the disputed charges, which include amounts previously paid under protest as well as certain costs and fees of pursuing the arbitration, estimated at approximately $14 million plus interest.

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

Recent Developments

Deep Gulf Energy Acquisition

In August 2018, we entered into an agreement to acquire Deep Gulf Energy (together with its subsidiaries "DGE"), a deepwater company operating in the Gulf of Mexico, from First Reserve Corporation and other shareholders for a total consideration of $1.225 billion, comprised of $925 million in cash and $300 million in Kosmos common stock, subject to post-closing adjustments. We intend to fund the cash portion of the purchase price with borrowings under our existing credit facilities. We also received $200 million of additional firm commitments under the Facility, which provides further liquidity to the Company. The acquisition is expected to close around the end of the third quarter 2018, subject to receipt of regulatory approval and the satisfaction of customary closing conditions.

Corporate

In August 2018, we amended and restated the Corporate Revolver from a number of financial institutions, maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This results in lower commitment fees on the undrawn portion of the total commitments which is 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs
Our revolving letter of credit facility agreement ("LC Facility") has flexibility that allows us to increase or decrease the available amount as needed if the existing lender increases its commitment or if commitments from new financial institutions are added. In July 2018, the LC Facility size was voluntarily reduced to $40.0 million based on the maturation of several large outstanding letters of credit.
Ghana

Jubilee

The Jubilee turret remediation work is progressing as planned as the second phase was completed during the second quarter of 2018. We expect rotation of the vessel to take place around the end of 2018 with minimal impact to production in 2018.
The financial impact of lower Jubilee production, as well as the additional expenditures associated with the damage to the turret bearing, is mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and through May 2017, the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos.
Tweneboa, Enyenra and Ntomme ("TEN")

The Ntomme-5 well is expected to be completed and brought online in early August 2018 and is expected to increase production towards FPSO capacity of 80,000 bopd.

Other

Kosmos and its partners have decided to add a second rig, the Stena Forth, in Ghana beginning in October 2018, which should allow drilling and completion operations to be accelerated. There will be no impact to the 2018 capital budget as the savings from the later arrival of the first rig will offset the costs of the second rig.

In June 2016, Kosmos Energy Ghana HC filed a Request for Arbitration with the International Chamber of Commerce against Tullow Ghana Limited in connection with a dispute arising under the DT Joint Operating Agreement. At dispute was Kosmos Energy Ghana HC’s responsibility for expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives were concluded. Tullow sought to charge such expenditures to the DT joint account. Kosmos disputed that these expenditures were chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement and that the Seadrill West Leo drilling rig contract had not been entered into in connection with joint operations.

In July 2018, the International Chamber of Commerce ("ICC") issued its Final Award in the arbitration in favor of Kosmos. As a result, we expect to recover from Tullow Ghana Limited the disputed charges, which include amounts previously paid under protest as well as certain costs and fees of pursuing the arbitration, estimated at approximately $14 million plus interest. Additionally, we are not required to fund a portion, estimated by Tullow to be approximately $50.8 million, of Tullow's liability to Seadrill.

Mauritania

In June 2018, we completed a 9,400 square kilometer survey over Block C18 offshore Mauritania.

Senegal

In July 2018, we entered into the second renewal of the exploration period for the Senegal Blocks Contract Areas, which lasts for two and one half years. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for at least one additional period of 10 years under certain circumstances.

Equatorial Guinea

In June 2018, we closed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period. The petroleum contracts cover approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018) which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement.

In May 2018, we began a 3D seismic survey of approximately 10,100 square kilometers over blocks EG-21, EG-24, S and W offshore Equatorial Guinea, and approximately 200 square kilometers over Block G which is operated by our equity method investment in Kosmos-Trident International Petroleum Inc. ("KTIPI").

In May 2018, we signed a farm-out agreement with a subsidiary of Trident Energy (“Trident”), subject to final government approval, covering blocks S, W and EG21 offshore Equatorial Guinea. Under the terms of the agreement, Trident acquired a 40% non-operated participating interest in the blocks and Kosmos remains the operator.

Cote d'Ivoire

In May 2018, we completed a 3D seismic survey covering approximately 12,000 square kilometers over blocks CI-526, CI-602, CI-603, CI-707 and CI-708 offshore Cote d'Ivoire.

Suriname

In June 2018, the Anapai-1A exploration well was drilled to a total depth of approximately 4,600 meters and was designed to test lower Cretaceous reservoirs in a structural trap on the flank of the basin. The prospect was fully tested, encountering high quality reservoirs in the targeted zones, but did not find hydrocarbons. The well has been plugged and abandoned.

In July 2018, we entered into the second exploration phase in blocks 42 and 45. The second phase carries a one well commitment per block. This commitment has been met for Block 45 through the Anapai well and will be satisfied for Block 42 with the Pontoenoe exploration well which we plan to spud during the third quarter of 2018.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana and our equity method investment offshore Equatorial Guinea. Certain operating results and statistics for the three and six months ended June 30, 2018 and 2017 are included in the following tables:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Kosmos	Equity Method Investment - Equatorial Guinea(1)	Total	Kosmos	Equity Method Investment Equatorial Guinea	Total
	(In thousands, except per barrel data)
Sales volumes (MBbl):
Jubilee	1,900	—	1,900	2,897	—	2,897
TEN	995	—	995	1,932	—	1,932
Ceiba / Okume	—	950	950	—	2,830	2,830
	2,895	950	3,845	4,829	2,830	7,659
Revenues:
Oil and gas sales	$215,191	$69,198	$284,389	$342,387	$192,375	$534,762
Average sales price per Boe	74.32	72.84	73.96	70.90	67.98	69.82

Costs:
Oil and gas production, excluding workovers	$51,894	$11,666	$63,560	$94,154	$37,516	$131,670
Oil and gas production, workovers	(2,079)	—	(2,079)	2,429	—	2,429
Total oil and gas production costs	$49,815	$11,666	$61,481	$96,583	$37,516	$134,099

Depletion and depreciation	$74,289	$24,574	$98,863	$128,566	$78,572	$207,138

Average cost per Boe:
Oil and gas production, excluding workovers	$17.93	$12.28	$16.53	$19.51	$13.26	$17.19
Oil and gas production, workovers	(0.72)	—	(0.54)	0.50	—	0.32
Total oil production costs	17.21	12.28	15.99	20.01	13.26	17.51

Depletion and depreciation	25.66	25.87	25.71	26.61	27.76	27.05
Oil and gas production cost and depletion costs	$42.87	$38.15	$41.70	$46.62	$41.02	$44.56

(1)
For the three and six months ended June 30, 2018, we have presented our 50% share of the results of operations, including our basis difference which is reflected in depletion and depreciation. Under the equity method of accounting, we only recognize our share of the net income of KTIPI, which is recorded in (gain) loss on equity method investments, net in the consolidated statement of operations.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands, except per barrel data)
Sales volumes (MBbl):
Jubilee	1,919	3,895
TEN	996	996
	2,915	4,891
Revenues:
Oil and gas sales	$136,363	$239,795
Average sales price per Boe	46.78	49.03

Costs:
Oil and gas production, excluding workovers	$21,045	$40,992
Oil and gas production, workovers	559	498
Total oil and gas production costs	$21,604	$41,490

Depletion and depreciation	$72,441	$107,419

Average cost per Boe:
Oil and gas production, excluding workovers	$7.22	$8.38
Oil and gas production, workovers	0.19	0.10
Total oil production costs	7.41	8.48

Depletion and depreciation	24.85	21.96
Oil and gas production cost and depletion costs	$32.26	$30.44

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2018:

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$215,191	$136,363	$78,828
Other income, net	282	10,161	(9,879)
Total revenues and other income	215,473	146,524	68,949
Costs and expenses:
Oil and gas production	49,815	21,604	28,211
Facilities insurance modifications, net	1,029	(2)	1,031
Exploration expenses	77,481	19,982	57,499
General and administrative	17,497	14,739	2,758
Depletion and depreciation	74,289	72,441	1,848
Interest and other financing costs, net	18,870	19,465	(595)
Derivatives, net	140,272	(25,411)	165,683
(Gain) loss on equity method investment, net	(16,100)	6,426	(22,526)
Other expenses, net	938	2,008	(1,070)
Total costs and expenses	364,091	131,252	232,839
Income (loss) before income taxes	(148,618)	15,272	(163,890)
Income tax expense (benefit)	(45,345)	23,739	(69,084)
Net loss	$(103,273)	$(8,467)	$(94,806)

Oil and gas revenue.  Oil and gas revenue increased by $78.8 million as a result of higher oil prices during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. We lifted and sold 2,895 MBbl at an average realized price per barrel of $74.32 during the three months ended June 30, 2018 and 2,915 MBbl at an average realized price per barrel of $46.78 during the three months ended June 30, 2017.

Other income, net.  Other income, net decreased by $9.9 million as we recognized $10.2 million of LOPI proceeds, net during the three months ended June 30, 2017 related to the turret bearing issue on the Jubilee FPSO. The LOPI claim was finalized in June 2017.

Oil and gas production.  Oil and gas production costs increased by $28.2 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This is a result of insurance proceeds recognized related to Jubilee turret operating costs as well as credit accrual adjustments from the operator of the Jubilee and TEN fields operator during the three months ended June 30, 2017.

Facilities insurance modifications, net. During the three months ended June 30, 2018, we incurred $9.4 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by $8.4 million of hull and machinery insurance proceeds received during the three months ended June 30, 2018 resulting in a net charge of $1.0 million. During the three months ended June 30, 2017, we incurred $2.7 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by $2.7 million of hull and machinery insurance proceeds received during the three months ended June 30, 2017.

Exploration expenses.  Exploration expenses increased by $57.5 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase is primarily a result of $44.5 million of unsuccessful well costs for the Suriname Anapai-1 and 1A exploration wells and an increase in seismic and G&G costs for the three months ended June 30, 2018.

General and administrative.  General and administrative costs increased by $2.8 million during the three months ended June 30, 2018, as compared with the three months ended June 30, 2017. The increase is driven by the loss of our ability to charge out certain costs associated with the transfer of operatorship of the Tortue development project and WCTP Block to BP and Tullow, respectively.

Depletion and depreciation.  Depletion and depreciation increased $1.8 million during the three months ended June 30, 2018, as compared with the three months ended June 30, 2017. The increase is primarily a result of a higher depletion rate for the Jubilee Field as a result of costs associated with the Mahogany and Teak discovery areas moving into the Jubilee Field's depletable cost basis in the fourth quarter of 2017.

Derivatives, net.  During the three months ended June 30, 2018 and 2017, we recorded a loss of $140.3 million and a gain of $25.4 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

(Gain) loss on equity method investment, net. (Gain) loss on equity method investment, net resulted in a $22.5 million positive impact compared to 2017 as a result of a $16.1 million gain on our equity method investment in KTIPI in 2018, compared to a $6.4 million loss recognized on our equity method investment in Kosmos BP Senegal Limited ("KBSL") in 2017.

Other expenses, net.  Other expenses, net decreased $1.1 million primarily related to a certain inventory write-offs and higher disputed charges and related costs in 2017.

Income tax expense (benefit).  For the three months ended June 30, 2018, the Company recognized a net tax benefit because of pre-tax losses related to our Ghanaian operations. For the periods ended June 30, 2018 and 2017 our overall effective tax rates were impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$342,387	$239,795	$102,592
Other income, net	263	58,695	(58,432)
Total revenues and other income	342,650	298,490	44,160
Costs and expenses:
Oil and gas production	96,583	41,490	55,093
Facilities insurance modifications, net	9,478	2,572	6,906
Exploration expenses	98,674	125,696	(27,022)
General and administrative	39,380	30,526	8,854
Depletion and depreciation	128,566	107,419	21,147
Interest and other financing costs, net	44,564	36,251	8,313
Derivatives, net	178,750	(63,268)	242,018
(Gain) loss on equity method investment, net	(34,796)	6,426	(41,222)
Other expenses, net	4,643	2,770	1,873
Total costs and expenses	565,842	289,882	275,960
Income (loss) before income taxes	(223,192)	8,608	(231,800)
Income tax expense (benefit)	(69,693)	45,916	(115,609)
Net loss	$(153,499)	$(37,308)	$(116,191)

Oil and gas revenue.  Oil and gas revenue increased by $102.6 million as a result of higher oil prices during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. We lifted and sold 4,829 MBbl at an average realized price per barrel of $70.90 during the six months ended June 30, 2018 and 4,891 MBbl at an average realized price per barrel of $49.03 during the six months ended June 30, 2017.

Other income, net.  Other income, net decreased by $58.4 million as we recognized $58.7 million of LOPI proceeds, net during the six months ended June 30, 2017 related to the turret bearing issue on the Jubilee FPSO. The LOPI claim was finalized in June 2017.

Oil and gas production.  Oil and gas production costs increased by $55.1 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 primarily as a result of finalized LOPI claim insurance proceeds recognized related to increased costs due to turret issues as well as credit accrual adjustments from the operator of the Jubilee and TEN fields operator recognized during the six months ended June 30, 2017.

Facilities insurance modifications, net. During the six months ended June 30, 2018, we incurred $19.2 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by $9.7 million of hull and machinery insurance proceeds received during the six months ended June 30, 2018, resulting in a net charge of $9.5 million. During the six months ended June 30, 2017, we incurred $10.2 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by $7.6 million of insurance proceeds received during the six months ended June 30, 2017 resulting in a net charge of $2.6 million.

Exploration expenses.  Exploration expenses decreased by $27.0 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The change is primarily a result of $42.1 million of stacked rig costs associated with the ENSCO DS-12 (formerly the Atwood Achiever) and a $48.1 million cancellation payment related to the exercise of our election to cancel the fourth year option of the ENSCO DS-12 drilling rig contract, both recorded during the six months ended June 30, 2017. These decreases were partially offset by $44.5 million of unsuccessful well costs for the Suriname Anapai-1 and 1A exploration wells and increases in seismic and geological and geophysical costs.

General and administrative.  General and administrative costs increased by $8.9 million during the six months ended June 30, 2018, as compared with the six months ended June 30, 2017. The increase is driven by the loss of our ability to charge out certain costs associated with the transfer of operatorship of the Tortue development project and WCTP Block to BP and Tullow, respectively.

Depletion and depreciation.  Depletion and depreciation increased $21.1 million during the six months ended June 30, 2018, as compared with the six months ended June 30, 2017. The increase is primarily a result of a higher depletion rate for the TEN fields as 2018 had three Jubilee and two TEN liftings compared to four Jubilee and one TEN lifting in 2017. Additionally, the Jubilee Field depletion increased as a result of costs associated with the Mahogany and Teak discovery areas moving into the Jubilee Field's depletable cost basis in the fourth quarter of 2017.

Interest and other financing costs, net.  Interest and other financing costs, net increased $8.3 million primarily a result of expensing $4.1 million of existing unamortized debt issuance costs and deferred interest in connection with amending the Facility in first quarter 2018 and a $4.2 million increase in interest related to a higher average interest rate and outstanding debt balance.

Derivatives, net.  During the six months ended June 30, 2018 and 2017, we recorded a loss of $178.8 million and a gain of $63.3 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.

(Gain) loss on equity method investment, net. (Gain) loss on equity method investment, net resulted in a $34.8 million gain on our equity method investment in KTIPI in 2018, compared to a $6.4 million loss recognized on our equity method investment in KBSL in 2017.

Other expenses, net.  Other expenses, net increased $1.9 million primarily related to an increase in disputed charges and related costs.

Income tax expense (benefit).  For the six months ended June 30, 2018, the Company recognized a net tax benefit because of pre-tax losses related to our Ghanaian operations. For the periods ended June 30, 2018 and 2017 our overall effective tax rates were impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$433	$(17,514)
Return of investment from KTIPI	79,970	—
Proceeds on sale of assets	—	222,068
	80,403	204,554
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	92,650	42,805
Other property	2,815	1,454
Payments on long-term debt	100,000	200,000
Purchase of treasury stock	17,695	1,945
Deferred financing costs	25,743	—
	238,903	246,204
Decrease in cash, cash equivalents and restricted cash	$(158,500)	$(41,650)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities for the six months ended June 30, 2018 was $0.4 million compared with net cash used in operating activities for the six months ended June 30, 2017 of $17.5 million. The increase in cash provided by operating activities in the six months ended June 30, 2018 when compared to the same period in 2017 is primarily a result of an increase in oil and gas revenue and a decrease in exploration expenses related to the stacked rig costs and rig option cancellation payment, both recorded during the six months ended June 30, 2017 partially offset by a decrease in LOPI proceeds, net and an increase in payments related to derivative cash settlements.

The following table presents our net debt and liquidity as of June 30, 2018:

June 30, 2018
(In thousands)
Cash and cash equivalents	$116,941
Restricted cash	29,545
Senior Notes at par	525,000
Drawings under the Facility	700,000
Net debt	$1,078,514

Availability under the Facility	$800,000
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$1,316,941

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	drill additional wells in the Jubilee and TEN Fields;

•	fund asset integrity projects at Jubilee;

•	execute exploration and appraisal activities in a number of our exploration license areas, including drilling one exploration well in Suriname; and

•	acquire and analyze seismic on existing licenses, pursue new ventures and manage our rig activities.

We have relied on a number of assumptions in budgeting for our future activities. We also evaluate potential corporate and asset acquisition opportunities to support and expand our asset portfolio, which may impact our budget assumptions. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate, or one or more of our assumptions proves to be incorrect or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities.

2018 Capital Program

We estimate we will spend approximately $300 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2018. However, the ultimate amount of capital we will spend may vary or fluctuate materially based on market conditions and the success of our drilling results among other factors. Through June 30, 2018, we have spent approximately $154.8 million.

Significant Sources of Capital

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. In August 2018, the Company entered into letter agreements with two existing financial institutions, which obligate the two financial institutions to provide the Company, upon the Company's election, with an additional commitment of $200 million in the aggregate under the Facility. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of June 30, 2018, we have $40.9 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of June 30, 2018, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2018 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver from a number of financial institutions, maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This results in lower commitment fees on the undrawn portion of the total commitments which is 30% per annum of the respective margin. The Corporate Revolver is available for all subsidiaries for general corporate purposes and for oil and gas exploration, appraisal and development programs.

As of June 30, 2018, there were no outstanding borrowings under the Corporate Revolver. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2018 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We have a revolving letter of credit facility agreement (“LC Facility”), which matures in July 2019. In July 2018, the LC Facility size was voluntarily reduced to $40.0 million based on the maturation of several large outstanding letters of credit. As of June 30, 2018, there were nine outstanding letters of credit totaling $36.9 million under the LC Facility. The LC Facility contains customary cross default provisions.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2018:

	Payments Due By Year(4)
	Total	2018(5)	2019	2020	2021	2022	Thereafter
	(In thousands)
Principal debt repayments(1)	$1,225,000	$—	$—	$—	$525,000	$—	$700,000
Interest payments on long-term debt(2)	462,831	47,060	91,272	92,280	91,776	52,603	87,840
Operating leases(3)	11,930	2,521	5,251	1,366	419	419	1,954
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015 and the Facility. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the estimated future available borrowing base as of June 30, 2018. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

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

(5)	Represents the period from July 1, 2018 through December 31, 2018.

We currently have a commitment to drill one exploration well in both Mauritania and Suriname. In Mauritania, our partner is obligated to fund our share of the cost of the exploration wells, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Equatorial Guinea and Sao Tome and Principe, we have 3D seismic requirements of approximately 9,000 square kilometers and 13,500 square kilometers, respectively.

 The following table presents maturities by expected debt maturity dates, the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account our Corporate Revolver, as there were no borrowings as of June 30, 2018, nor does it include amortization of deferred financing costs.

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						June 30,
	2018(5)	2019	2020	2021	2022	Thereafter	2018
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$—	$525,000	$—	$—	$(535,264)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	—	—
Variable rate debt:
Facility(1)	$—	$—	$—	$—	$—	$700,000	$(700,000)
Weighted average interest rate(2)	5.45%	5.92%	6.07%	6.12%	6.46%	6.75%
Capped interest rate swaps:
Notional debt amount ($200,000)	$—	$—	$—	$—	$—	$—	$934
Cap	3.00%	—	—	—	—	—
Average fixed rate payable(3)	1.23%	—	—	—	—	—
Variable rate receivable(4)	2.22%	—	—	—	—	—
__________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of June 30, 2018. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. As of June 30, 2018, there were no borrowings under the Corporate Revolver.

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

(4)	Based on implied forward rates in the yield curve at the reporting date.

(5)	Represents the period July 1, 2018 through December 31, 2018.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2018, our material off-balance sheet arrangements and transactions include operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2018:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2017	$(97,036)	$1,017	$(96,019)
Changes in contract fair value	(178,241)	451	(177,790)
Contract maturities	56,755	(534)	56,221
Fair value of contracts outstanding as of June 30, 2018	$(218,522)	$934	$(217,588)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Our oil sales are indexed against Dated Brent crude; prices during the six months ended June 30, 2018 ranged between $61.52 and $80.29.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2018. Volumes and weighted average prices are net of any offsetting derivatives entered into.

			Weighted Average Dated Brent Price per Bbl						Asset (Liability)
			Net Deferred						Fair Value at
			Premium						June 30,
Term	Type of Contract	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Call	2018(2)
									(In thousands)
2018:
July — December	Swap with puts	3,000	$—	$56.75	$43.33	$—	$—	$—	$(60,845)

July — December	Three-way collars	1,466	0.74	—	41.57	56.57	65.91	—	(19,443)
July — December	Four-way collars	1,503	1.06	—	40.00	50.00	61.33	70.00	(12,697)
July — December	Sold calls(1)	1,006	—	—	—	—	65.00	—	(12,854)
July — December	Purchased Calls	1,000	1.88	—	—	—	—	70.00	6,898
2019:
January — December	Three-way collars	10,500	$0.61	$—	$43.81	$53.33	$69.77	$—	$(97,212)
January — December	Sold calls(1)	913	—	—	—	—	80.00	—	(4,172)
2020:
January — December	Sold calls(1)	4,000	—	—	—	—	80.00	—	(18,197)
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)
Fair values are based on the average forward Dated Brent oil prices on June 30, 2018 which by year are: 2018 — $78.01; 2019 — $74.05 and 2020 — $69.28. These fair values are subject to changes in the underlying commodity price. The average forward Dated Brent oil prices based on August 1, 2018 market quotes by year are: 2018 — $72.20; 2019 — $70.83 and 2020 — $67.87.

In July 2018, we entered into call option contracts for 3.5 MMBbl from January 2019 through December 2019 with a purchased call price of $65.00 per barrel and a sold call price of $75.00 per barrel with a deferred premium payable of $1.46 per barrel. In addition, we sold 3.5 MMBbl of calls from January 2020 through December 2020 with a strike price of $80.00 per barrel and used the proceeds to increase the upside exposure on the 2019 calls. The contracts are indexed to Dated Brent prices.

At June 30, 2018, our open commodity derivative instruments were in a net liability position of $218.5 million. As of June 30, 2018, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $101.7 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $103.3 million.

Interest Rate Derivative Instruments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” section of our annual report on Form 10-K for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

At June 30, 2018, we had indebtedness outstanding under the Facility of $700.0 million, of which $500.0 million bore interest at floating rates after consideration of our fixed rate interest rate hedges. The interest rate on this indebtedness as of June 30, 2018 was approximately 5.2%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $1.0 million in interest expense per year on the Facility. We pay commitment fees on the undrawn availability and unavailable commitments under the Facility and on the undrawn availability under the Corporate Revolver, which are not subject to changes in interest rates.

As of June 30, 2018, the fair market value of our interest rate swaps was a net asset of approximately $0.9 million. If LIBOR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

In June 2016, Kosmos Energy Ghana HC filed a Request for Arbitration with the International Chamber of Commerce against Tullow Ghana Limited in connection with a dispute arising under the DT Joint Operating Agreement. At dispute was Kosmos Energy Ghana HC’s responsibility for expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives were concluded. Tullow sought to charge such expenditures to the DT joint account. Kosmos disputed that these expenditures were chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement and that the Seadrill West Leo drilling rig contract had not been entered into in connection with joint operations.

In July 2018, the International Chamber of Commerce ("ICC") issued its Final Award in the arbitration in favor of Kosmos. As a result, we expect to recover from Tullow Ghana Limited the disputed charges, which include amounts previously paid under protest as well as certain costs and fees of pursuing the arbitration, estimated at approximately $14 million plus interest.

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, at either the number of vested shares (based on the closing price of our common shares on such vesting date) equal to the minimum statutorily tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. The following table outlines the total number of shares purchased during the six months ended June 30, 2018 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
(In thousands)
January 1, 2018—January 31, 2018	74	$6.85
February 1, 2018—February 28, 2018	—	—
March 1, 2018—March 31, 2018	—	—
April 1, 2018—April 30, 2018	—	—
May 1, 2018—May 31, 2018	—	—
June 1, 2018—June 30, 2018	—	—
Total	74	6.85

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 6, 2018	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.01**
Production Sharing Contract relating to Block EG-24 Offshore Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Ophir Equatorial Guinea (EG-24) Limited dated October 2017.

10.02**
Deed of Assignment relating to Block EG-24 Offshore Equatorial Guinea between the Republic of Equatorial Guinea, Ophir Equatorial Guinea (EG-24) Limited and Kosmos Energy Equatorial Guinea dated June 12, 2018.

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