Form 10-K
period 2018-12-31
Kosmos Energy Ltd.
filed 2019-03-01
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001‑35167
Kosmos Energy Ltd.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98‑0686001 (I.R.S. Employer Identification No.)
8176 Park Lane Dallas, Texas (Address of principal executive offices)	75231 (Zip Code)
Registrant’s telephone number, including area code: +1 214 445 9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock $0.01 par value	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common stock held by non‑affiliates, based on the per‑share closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,954,943,075.
The number of the registrant’s Common Stock outstanding as of February 15, 2019 was 401,252,135.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.
Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

Unless otherwise stated in this report, references to “Kosmos,” “we,” “us” or “the company” refer to Kosmos Energy Ltd. and its subsidiaries. On December 28, 2018, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware, which we refer to herein as the Redomestication. All references to “Kosmos,” “we,” “us” or “the company” on or before December 28, 2018 refer to Kosmos Energy Ltd., an exempted company incorporated pursuant to the laws of Bermuda, and its subsidiaries. All such references after December 28, 2018 refer to Kosmos Energy Ltd., a Delaware corporation, and its subsidiaries. In addition, all references to “common stock” on or before December 28, 2018 refer to the common shares of Kosmos Energy Ltd. prior to the Redomestication, and all such references after December 28, 2028 refer to the common stock of Kosmos Energy Ltd. after the Redomestication. For additional detail, please see “Item 1. Business—Corporate Information.”
In addition, we have provided definitions for some of the industry terms used in this report in the “Glossary and Selected Abbreviations” beginning on page 3.

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

“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“Dry hole” or "Unsuccessful well"	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
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

"FLNG"	Floating liquified natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
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

"LNG"	Liquefied natural gas.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
"MMBtu"	Million British thermal units
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
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

•
termination of or intervention in concessions, rights or authorizations granted to us by the governments of the countries in which we operate (or their respective national oil companies) or any other federal, state or local governments or authorities;

•	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;

•	the ability to obtain financing and to comply with the terms under which such financing may be available;

•	the volatility of oil, natural gas and NGL prices;

•	the availability, cost, function and reliability of developing appropriate infrastructure around and transportation to our discoveries and prospects;

•	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;

•	other competitive pressures;

•	potential liabilities inherent in oil and natural gas operations, including drilling and production risks and other operational and environmental risks and hazards;

•	current and future government regulation of the oil and gas industry or regulation of the investment in or ability to do business with certain countries or regimes;

•	cost of compliance with laws and regulations;

•	changes in environmental, health and safety or climate change or greenhouse gas (“GHG”) laws and regulations or the implementation, or interpretation, of those laws and regulations;

•	adverse effects of sovereign boundary disputes in the jurisdictions in which we operate;

•	environmental liabilities;

•	geological, geophysical and other technical and operations problems including drilling and oil and gas production and processing;

•	military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;

•
the cost and availability of adequate insurance coverage and whether such coverage is enough to sufficiently mitigate potential losses and whether our insurers comply with their obligations under our coverage agreements;

•	our vulnerability to severe weather events, including tropical storms and hurricanes in the Gulf of Mexico;

•	our ability to meet our obligations under the agreements governing our indebtedness;

•	the availability and cost of financing and refinancing our indebtedness;

•	the amount of collateral required to be posted from time to time in our hedging transactions, letters of credit, performance bonds and other secured debt;

•	the result of any legal proceedings, arbitrations, or investigations we may be subject to or involved in;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks; and

•	other risk factors discussed in the “Item 1A. Risk Factors” section of this annual report on Form 10‑K.

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

PART I
Item 1.  Business
General

Kosmos is a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable exploration program balanced between proven basin infrastructure-led exploration (Equatorial Guinea and U.S. Gulf of Mexico), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire, Namibia and Sao Tome and Principe). Kosmos is listed on the New York Stock Exchange (“NYSE”) and London Stock Exchange ("LSE") and is traded under the ticker symbol KOS.
Kosmos was founded in 2003 to find oil in under‑explored or overlooked parts of West Africa. Members of the management team—who had previously worked together making significant discoveries and developing them in Africa, the Gulf of Mexico, and other areas—established the company on a single geologic concept that previously had been disregarded by others in the industry, the Late Cretaceous play systems in West Africa. In its relatively brief history the Company has successfully opened two new hydrocarbon basins through the discovery of the Jubilee field offshore Ghana in 2007 and the Greater Tortue Ahmeyim development (which includes the Ahmeyim and Guembeul-1 discoveries offshore Mauritania and Senegal in 2015 and 2016, respectively). Jubilee was one of the largest oil discoveries worldwide in 2007 and is considered one of the largest finds offshore West Africa during that decade. First oil production was delivered just 42 months after initial discovery, a record for a deepwater development in this water depth in West Africa. The Ahmeyim discovery was one of the largest natural gas discoveries worldwide in 2015 and is believed to be the largest ever gas discovery offshore West Africa.
Over the last two years, our business strategy has evolved to include production enhancing infill drilling and well work as well as infrastructure-led exploration. This strategic evolution was initially enabled by our acquisition of the Ceiba Field and Okume Complex assets offshore Equatorial Guinea in October 2017 together with access to surrounding exploration licenses, and bolstered by the September 2018 acquisition of Deep Gulf Energy (together with its subsidiaries "DGE"), a deepwater company operating in the U.S. Gulf of Mexico, which further enhanced our production, exploitation and infrastructure-led exploration capabilities.

Our Business Strategy
As a full-cycle E&P company, our mission is to deliver production and free cash flow from a portfolio rich in opportunities through a disciplined allocation of capital and optimal portfolio management for the benefit of our shareholders.

Our business strategy is designed to accomplish this mission by focusing on three key objectives: (1) maximize the value of our producing assets; (2) progress our discovered resources toward project sanction and into proved reserves, production, and cash flow through efficient appraisal and development; and (3) add new resources through a consistently active low cost exploration program. We are focused on increasing production, cash flows and reserves from our producing assets in Equatorial Guinea, Ghana, and the U.S. Gulf of Mexico. In Mauritania and Senegal, we are progressing our Greater Tortue Ahmeyim development with the objective of reaching first gas in the first half of 2022, as well as advancing our other discoveries towards a final investment decision. We also have a large inventory of leads and prospects in our exploration portfolio along the Atlantic Margins, both infrastructure-led and basin opening opportunities, which we plan to continue to mature for future drilling, providing us access to asymmetric growth potential in the coming years.
Grow cash flow, proved reserves and production through exploitation, development, infrastructure-led exploration and basin opening exploration activities
In the near term, we plan to grow cash flow, proved reserves and production by further exploiting our fields offshore Ghana, U.S. Gulf of Mexico, and Equatorial Guinea. In Ghana, we plan to continue drilling additional development and production wells at both the Jubilee and TEN fields in 2019. In the U.S. Gulf of Mexico we plan to continue infill drilling on existing fields, drilling infrastructure-led exploration targets, and progressing the development of the Nearly Headless Nick discovery via subsea tieback to existing infrastructure. In Equatorial Guinea our activity set is expanding beyond production optimization projects utilizing electrical submersible pumps to include infrastructure-led exploration which, if successful, can be brought online quickly via subsea tieback to existing infrastructure. In addition, we have sanctioned the first phase of the Greater Tortue Ahmeyim development offshore Mauritania and Senegal, which defines the timing and path to first gas. Beyond Greater Tortue Ahmeyim, growth could also be realized through the development of all or a portion of our other discoveries in Mauritania and Senegal. Our basin opening exploration efforts continue to be a significant portion of the portfolio. We believe the prospects and leads offshore Mauritania, Senegal, Sao Tome and Principe, Cote d'Ivoire, Namibia, and Suriname provide favorable opportunities to create substantial future growth and value through exploration drilling. During 2019, we plan to further test the potential of previous discoveries in Mauritania and Senegal and drill five infrastructure-led prospects in Equatorial Guinea and the U.S. Gulf of Mexico. Given the potential size of these prospects and leads, we believe that exploratory and appraisal success in our operating areas could significantly add to our growth profile.
Focus on optimally developing our discoveries to initial production
Our approach to development is designed to deliver first production on an accelerated timeline, leverage early learnings to improve future outcomes and maximize returns. In certain circumstances, we believe a phased approach can be employed to optimize full‑field development. A phased approach facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phases are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phases of production to fund a portion of capital costs for subsequent phases.
For example, post‑discovery in 2007, first oil production from the Jubilee Field commenced in November 2010. This development timeline from discovery to first oil was significantly less than the seven to ten year industry average and set a record for a deepwater development of this size and scale at this water depth in West Africa. This condensed timeline reflects the lessons learned by our experienced team while leading other large scale deepwater developments. The Greater Tortue Ahmeyim development is also expected to be developed in an accelerated, phased approach consistent with our business strategy. This is anticipated to result in first gas seven years after initial discovery, which feeds the market at a potentially optimal time as demand is expected to outpace supply.
Kosmos Exploration Approach - A balance of basin opening and infrastructure-led
Kosmos’ exploration philosophy, which is traditionally basin opening based, is deeply rooted in a fundamental, geologic approach geared toward the identification of under‑explored or overlooked petroleum systems. Once an area of interest has been identified, Kosmos targets licenses over the particular basin or fairway to achieve an early‑mover or in many cases a first‑mover advantage. In terms of license selection, Kosmos targets specific regions that have sufficient size to manage exploration risks and provide scale should the exploration concept prove successful. Kosmos also looks for: (i) long‑term contract durations to enable the “right” exploration program to be executed, (ii) play type diversity to provide multiple exploration concept options, (iii) prospect dependency to enhance the chance of replicating success, and (iv) sufficiently attractive fiscal terms to maximize the commercial viability of discovered hydrocarbons. This type of exploration provides the portfolio with access to asymmetric growth possibilities.
Alongside the subsurface analysis, Kosmos performs an analysis of country‑specific risks to gain an understanding of the “above‑ground” dynamics, which may influence a particular country’s relative desirability from an overall oil and natural gas operating and risk‑adjusted return perspective. This process is employed for all new areas and is a key strength of Kosmos.
Our exploration approach has evolved to include infrastructure-led exploration. This shorter-cycle approach, which can typically deliver first production in less than 18 months, is aimed at areas where we have existing production and where there is sufficient infrastructure capacity to enable the development of new discoveries via subsea tieback. Acquisitions of the Ceiba Field and Okume Complex in Equatorial Guinea together with access to surrounding exploration licenses and the DGE assets in the Gulf of Mexico have added to the inventory of infrastructure-led exploration given their attractive acreage positions within proximity of existing infrastructure that has excess capacity available. This opens a new growth area with attractive economics in areas with high margin production that complements the basin opening exploration program. It also allows shared learnings across the portfolio.
Build the right strategic partnerships with complementary capabilities
As a full-cycle E&P company, part of our strategy is to optimize our portfolio at appropriate times for our exploration and development projects. One of the ways to accomplish this is to partner with high-quality industry players with world‑class complementary capabilities. This strategy is designed to ensure that the relative project can benefit from specific expertise provided by these partners, including exploration, development, production and above-ground capabilities. We have proven we can execute this strategy by partnering with supermajors including BP PLC ("BP") and Royal Dutch Shell ("Shell") across our exploration portfolio. In addition, bringing in the right strategic partners early in our projects often comes with a financial carry on future expenditures, allowing us to reduce our costs and increase return on investment.

For example, in 2017 we formed an alliance with a subsidiary of BP. This alliance broadened the relationship that previously covered new venture opportunities in Mauritania, Senegal and The Gambia to create an Atlantic Margin explorer-developer partnership. The alliance combines Kosmos' regional exploration knowledge and capability with BP's deepwater development expertise to execute a selective, basin opening exploration strategy in the Atlantic Margin.
During the fourth quarter of 2018, Kosmos entered into an additional strategic exploration alliance with a subsidiary of Shell to jointly explore in Southern West Africa. Initially, the alliance will focus on Namibia where Kosmos has completed a farm-in to Shell's acreage in PEL 39, and Sao Tome & Principe where we have entered into exclusive negotiations for Shell to take an interest in Kosmos’ acreage in Blocks 5, 6, 11 and 12. As part of the alliance, the two companies will also jointly evaluate opportunities in adjacent geographies. This alliance is consistent with Kosmos’ strategy of partnering with supermajors to leverage complementary skill sets. Shell has deep expertise in carbonate plays, while Kosmos brings significant knowledge of the Cretaceous in West Africa. Furthermore, by working with Shell, Kosmos has a partner with the expertise to efficiently move exploration successes through the development stage.
During the first quarter of 2019, Kosmos expanded its relationship with BP to grow Kosmos’ footprint in the deepwater U.S. Gulf of Mexico. The venture includes the evaluation of 18 jointly owned leases in the Garden Banks area and an opportunity to earn an interest in three additional blocks in other areas of the deepwater U.S. Gulf of Mexico. This transaction will allow both companies to leverage complementary skill sets to execute farm-in projects around infrastructure. Kosmos will be designated operator and plans to commence drilling operations on the first well in 2019.
During the first quarter of 2019, Kosmos executed a farm-in agreement with Chevron covering the right to earn an interest in a strategic block in the deepwater U.S. Gulf of Mexico. This agreement allows Kosmos another opportunity to execute its deepwater U.S. Gulf of Mexico strategy of lower risk prospects with the potential for subsea development near existing midstream infrastructure. Kosmos will be designated operator and plans to commence drilling operations in 2019.
Apply our entrepreneurial culture, which fosters innovation and creativity, to continue our successful exploration and development program
Our employees are critical to the success of our business strategy, and we have created an environment that enables them to focus their knowledge, skills and experience on finding, developing and producing new fields and optimizing production from existing fields. Culturally, we have an open, team‑oriented work environment that fosters entrepreneurial, creative and contrarian thinking. This approach enables us to fully consider and understand both risk and reward, as well as deliberately and collectively pursue ideas that create and maximize value and free cash flow.
Maintain Financial Discipline
Execution of our strategy requires us to maintain a conservative financial approach with a strong balance sheet, ample liquidity, a commitment to low leverage and the ability to maintain significant headroom on our debt covenants. Typically, we fund exploration and development activities from a combination of operating cash flows, debt and partner carries.
As of December 31, 2018, our net leverage ratio was just slightly over 2.0 times, largely the result of borrowing for the Gulf of Mexico acquisition. Our liquidity, after consideration of the additional RBL Facility commitments which became effective in January 2019, was approximately $0.6 billion available to fund our opportunities. When we do increase our net leverage as we did in 2018 with the U.S. Gulf of Mexico acquisition, we develop a well thought out plan to bring leverage back down.
Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices and interest rates. We have an active commodity hedging program where we aim to hedge a portion of our anticipated sales volumes on a two‑to‑three year rolling basis, with the goal to protect against the downside price scenario while still retaining partial exposure to the upside. As of December 31, 2018, we have hedged positions covering 15.6 million barrels of oil production from 2019 through 2020. We also maintain insurance to partially protect against loss of production revenues from our producing assets.

During 2018, Kosmos generated approximately $260.5 million of cash flow from operations.

Operations by Geographic Area
We currently have operations in Africa and the Americas. Presently, our operating revenues are generated from our operations offshore U.S. Gulf of Mexico and Ghana. We also have an equity method investment generating revenues with operations offshore Equatorial Guinea. The following table provides a summary of certain key 2018 data for our geographic areas.

Geographic Area	Sales Volumes (Net to Kosmos)	Percentage of Total Sales Volumes	Revenue	Year-End Estimated Proved Reserves(1)	Percentage of Total Estimated Proved Reserves
	(in MMboe)		(in thousands)	(in MMboe)
Ghana	10.7	58%	$739,070	89.7	54%
U.S. Gulf of Mexico(2)	2.6	14	147,596	51.1	30
Total Kosmos	13.3		886,666	140.8
Equatorial Guinea(3)	5.2	28	360,650	26.6	16
Total	18.5	100%	1,247,316	167.4	100%
______________________________________

(1)	For information concerning our estimated proved reserves as of December 31, 2018, see “—Our Reserves.”

(2)	Represents contributions from the U.S. Gulf of Mexico after the acquisition date.

(3)
Includes our 50% share from our equity method investment in Equatorial Guinea. Under the equity method of accounting, we only recognize our share of the net income of KTIPI as adjusted for our basis differential, which is recorded in (Gain) loss on equity method investments, net in the consolidated statement of operations. Effective as of January 1, 2019, our equity method investment in Equatorial Guinea was converted to an undivided interest in Block G.

Information about our deepwater fields is summarized in the following table.

			Kosmos
			Participating					License
Fields	License		Interest		Operator		Stage	Expiration
Ghana(1)
Jubilee	WCTP/DT	(2)	24.1%	(2)	Tullow		Production	2034
TEN	DT		17.0%	(4)	Tullow		Production	2036
U.S. Gulf of Mexico(1)
Barataria	MC 521		22.5%		Kosmos		Production	(10)
Big Bend	MC 697 / 698 / 742		5.3%		Fieldwood		Production	(10)
Don Larsen	EB 598		20.0%		Anadarko		Production	(10)
Gladden	MC 800		20.0%		W&T		Production	(10)
Kodiak	MC 727 / 771		29.1%		Kosmos		Production	(10)
Marmalard	MC 255 / 300		11.8%		LLOG		Production	(10)
Nearly Headless Nick	MC 387		22.0%		LLOG		Development	(10)
Danny Noonan	EC 381 GB 463 / 506		Various	(5)	Talos		Production	(10)
Odd Job	MC 214 / 215		Various	(6)	Kosmos		Production	(10)
Sargent	GB 339		50.0%		Kosmos		Production	(10)
SOB II	MC 431		11.8%		LLOG		Production	(10)
S. Santa Cruz	MC 563		40.5%		Kosmos		Production	(10)
Tornado	GC 281		35.0%		Talos		Production	(10)
Mauritania
Greater Tortue Ahmeyim	Block C8	(3)	29.0%	(7)	BP		Development	2049	(11)
Marsouin	Block C8		28.0%	(7)	BP		Appraisal	2019	(12)
Senegal
Greater Tortue Ahmeyim	Saint Louis Offshore Profond	(3)	29.0%	(8)	BP	(8)	Development	2044	(11)
Teranga	Cayar Offshore Profond		30.0%	(8)	BP	(8)	Appraisal	2021
Yakaar	Cayar Offshore Profond		30.0%	(8)	BP	(8)	Appraisal	2021
Equatorial Guinea(1)
Ceiba Field and Okume Complex	Block G		40.4%	(9)	Trident	(9)	Production	2034
______________________________________

(1)	For information concerning our estimated proved reserves as of December 31, 2018, see “—Our Reserves.”

(2)
The Jubilee Field straddles the boundary between the West Cape Three Points (“WCTP”) petroleum contract and the Deepwater Tano (“DT”) petroleum contract offshore Ghana. To optimize resource recovery in this field, we entered into the Unitization and Unit Operating Agreement (the “Jubilee UUOA”) in July 2009 with the Ghana National Petroleum Corporation (“GNPC”) and the other block partners of each of these two blocks. The Jubilee UUOA governs the interests in and development of the Jubilee Field and created the Jubilee Unit from portions of the WCTP petroleum contract and the DT petroleum contract areas.

These interest percentages are subject to redetermination of the participating interests in the Jubilee Field pursuant to the terms of the Jubilee UUOA. Our paying interest on development activities in the Jubilee Field is 26.9%.

(3)
The Greater Tortue Ahmeyim Unit, which includes the Ahmeyim discovery in Mauritania Block C8 and the Guembeul discovery in the Senegal Saint Louis Offshore Profond Block, straddles the border between Mauritania and Senegal.    To optimize resource recovery in this field, we entered into a Unitization and Unit Operating Agreement ("GTA UUOA") in February 2019 with the governments of Mauritania and Senegal. The GTA UUOA governs interests in and development of the Greater Tortue Ahmeyim Field and created the Greater Tortue Ahmeyim Unit from portions of the Mauritania Block C8 and the Senegal Saint Louis Offshore Profond areas.

(4)	Our paying interest on development activities in the TEN fields is 19%.

(5)	Our interests in blocks EC 381, GB 463 and GB 506 are 30%, 15% and 30%, respectively.

(6)	Our interests in blocks MC 214 and MC 215 are 61.1% and 54.9%, respectively.

(7)	SMHPM has the option to acquire up to an additional 4% paying interests in a commercial development on Block C8. These interest percentages do not give effect to the exercise of such option.

(8)
PETROSEN has the option to acquire up to an additional 10% paying interests in a commercial development on the Saint Louis Offshore Profond and Cayar Offshore Profond blocks. The interest percentage does not give effect to the exercise of such option.

(9)
Kosmos owned a 50% interest in KTIPI which held an 85% interest in the Ceiba Field and Okume Complex through its wholly-owned subsidiary, Kosmos-Trident Equatorial Guinea Inc. ("KTEGI"), representing a 40.375% net indirect interest to Kosmos. Kosmos and Trident provided operational management and support to KTEGI, who is operator of the Ceiba Field and Okume Complex. Effective January 1, 2019, our outstanding shares in KTIPI were transferred to Trident Energy ("Trident") in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex and Trident became the operator. As a result, our interest in the Ceiba Field and Okume Complex will be accounted for under the proportionate consolidation method of accounting going forward.

(10)	Our U.S. Gulf of Mexico blocks are held by production/operations, and the lease periods extend as long as production/governmental approved operations continue on the relevant block.

(11)	License expiration date can be extended by an additional ten years subject to certain conditions being met.

(12)	License expiration date can be extended beyond the current exploration period upon completion of required work program and subject to additional work obligations.

Exploration License and Lease Areas

		Kosmos Average			License
	Number of	Participating			Expiration
Country	Blocks	Interest		Operator(s)	Range
Cote D'Ivoire	5	45.0%	(1)	Kosmos	2020	(8)
Equatorial Guinea	4	40.0%	(2)	Kosmos	2020-2021	(8)
Mauritania	5	25.4%	(3)	BP, Total	2019-2020	(8)
Namibia	1	45.0%	(4)	Shell	2019	(8)
Sao Tome and Principe	6	45.0%	(5)	Kosmos, BP, Galp	2019-2022	(8)
Senegal	2	30.0%	(6)	BP	2020-2021
Suriname	2	41.7%	(7)	Kosmos	2020-2021	(8)
U.S. Gulf of Mexico	22	54.0%		Kosmos, Chevron, LLOG, Murphy	2019-2028	(9)
______________________________________

(1)	PETROCI has the option to acquire up to an additional 2% paying interests in a commercial development. The interest percentage does not give effect to the exercise of such option.

(2)	Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest for all development and production operations.

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

(4)
Should a commercial discovery be made, NAMCOR's 10% carried participating interest during the exploration period may continue through first commercial production but must be reimbursed through production.

(5)	ANP-STP's carried interest may be converted to a full participating interest at any time. ANP-STP will reimburse any costs, expenses and any amount incurred on its behalf prior to the election.

(6)
PETROSEN has the option to acquire up to an additional 10% paying interest in a commercial development on the Saint Louis Offshore Profond and Cayar Offshore Profond blocks. The interest percentage does not give effect to the exercise of such option.

(7)
Should a commercial discovery be made, Staatsolie has the option to participate up to 10% in Block 42 and up to 15% in Block 45 in each commercial discovery. Staatsolie will pay its portion of development and production costs in a commercial development in which it participates.

(8)	License expiration date can be extended beyond the current exploration period upon completion of required work program and subject to additional work obligations.

(9)	Our U.S. Gulf of Mexico blocks can be held by continued operations, and the lease periods extend as long as governmental approved operations continue on the relevant block.

Ghana
The WCTP Block and DT Block are located within the Tano Basin, offshore Ghana. This basin contains a proven world‑class petroleum system as evidenced by our discoveries. The following is a brief discussion of our discoveries on our license areas offshore Ghana.
Jubilee Field
The Jubilee Field was discovered by Kosmos in 2007, with first oil produced in November 2010. Appraisal activities confirmed that the Jubilee discovery straddled the WCTP and DT Blocks. Pursuant to the terms of the Jubilee UUOA, the discovery area was unitized for purposes of joint development by the WCTP and DT Block partners.
The Jubilee Field is located approximately 60 kilometers offshore Ghana in water depths of approximately 1,000 to 1,800 meters, which led to the decision to implement an FPSO based development. The FPSO is designed to provide water and natural gas injection to support reservoir pressure, to process and store oil and to export gas through a pipeline to the mainland. The Jubilee Field is being developed in a phased approach. The initial phase provided subsea infrastructure capacity for additional production and injection wells to be drilled in future phases of development.
The GJFFDP was approved by the Government of Ghana in October 2017. This plan, which is expected to increase proved reserves and extend the field production profile, has been optimized to reduce overall capital expenditures to reflect the current oil price market. In November 2015, we signed the Jubilee Field Unit Expansion Agreement with our partners, which became effective upon approval of the GJFFDP, to allow for the development of the Mahogany and Teak discoveries through the Jubilee FPSO and infrastructure, thus reducing their development cost. As a result of the approval of the GJFFDP by the Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow. The WCTP partners transferred operatorship of the remaining portions of the WCTP Block, including the Akasa discovery, to Tullow effective February 1, 2018.
The Government of Ghana completed the construction and connection of a gas pipeline in 2017 from the Jubilee Field to transport natural gas to the mainland for processing and sale. In the absence of continuous export of large quantities of natural gas from the Jubilee Field, it is anticipated that we will need to reinject or flare such natural gas. Our inability to continuously export associated natural gas in large quantities from the Jubilee Field could impact our oil production.
In February 2016, the Jubilee Field operator identified an issue with the turret bearing of the FPSO Kwame Nkrumah. Kosmos and its partners completed the lifting and locking of the main turret bearing, and the rotation of the vessel to its final heading in the second half of 2018. Permanent spread mooring of the vessel is expected to be completed around mid-year 2019.
The financial impact of lower Jubilee production as well as the additional expenditures associated with the damage to the turret bearing is mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos. Our LOPI coverage for this incident ended in May 2017 and the final cash proceeds were received in August 2017. Oil production from the Jubilee Field averaged approximately 78,000 Bopd gross (18,800 Bopd net) during 2018.

Tweneboa, Enyenra and Ntomme ("TEN")
The TEN fields are located in the western and central portions of the DT Block, approximately 48 kilometers offshore Ghana in water depths of approximately 1,000 to 1,700 meters. In November 2012, we submitted a declaration of commerciality and PoD over the TEN discoveries, and in May 2013, the government of Ghana approved the TEN PoD. The discoveries are being jointly developed with shared infrastructure and a single FPSO, the Professor John Evans Atta Mills.
Similar to Jubilee, the TEN fields are being developed in a phased manner. The TEN PoD was designed to include an expandable subsea system that would provide for multiple phases. Phase 1 of the TEN PoD includes the drilling and completion of up to 17 wells, 13 of which have been completed. Seven additional development wells are expected to be drilled during Phase 2. The remaining Phase 1 and Phase 2 wells are a combination of production wells and water or gas injection wells needed to maximize recovery.
First oil from the TEN fields was produced in August 2016. In January 2017, the capacity of the FPSO was successfully tested at an average rate of 80,000 Bopd during a short-term flow test. In September 2017, International Tribunal of the Sea issued its final decision in the previously disclosed maritime boundary dispute between the Governments of Ghana and Cote d'Ivoire, which allowed drilling to resume in early 2018. These additional wells are expected to increase production towards FPSO capacity. Production from TEN in the year ended December 31, 2018 averaged approximately 64,500 Bopd gross (10,400 Bopd net).
The construction and connection of a gas pipeline between the Jubilee and TEN fields to transport natural gas to the mainland for processing and sale was completed in the first quarter of 2017. In December 2017, we signed the TEN Associated-Gas - Gas Sales Agreement ("TAG GSA") and we commenced exporting gas to shore in the fourth quarter of 2018. However, the uptime of the gas processing facility in future periods is unknown. Our inability to continuously export associated natural gas in large quantities from the TEN fields could impact our oil production.

U.S. Gulf of Mexico
In September 2018, as part of the DGE transaction, Kosmos acquired: (i) a portfolio of producing assets that Kosmos can continue to exploit, (ii) infrastructure-led exploration growth assets, and (iii) a high-quality inventory of exploration prospects across the East Breaks, Garden Banks, Green Canyon and Mississippi Canyon areas. Our U.S. Gulf of Mexico assets averaged approximately 23,700 Boepd (net) (~81% oil) from twelve fields from the acquisition date through the end of 2018. We expanded our inventory through the U.S. Gulf of Mexico Lease Sale 251 in which we were awarded seven new deepwater blocks.

The following is a brief discussion of our key producing fields in the U.S. Gulf of Mexico.

Odd Job

The Odd Job field is producing through the Delta House FPS, operated by LLOG. The technical team initially identified the Middle Miocene sands at the Odd Job prospect using attribute analysis of a multi-client 3-D survey. These sands are currently producing through the Odd Job 215 #1 well and the Odd Job 215 #2 well. A third well, the Odd Job 214 #2 well, was drilled in 2018 and will be completed in the fourth quarter of 2019. A fourth exploration target in the field is a deeper Middle Miocene sand and is expected to be tested during the third quarter of 2019. The two currently producing wells achieved peak production of approximately 24,000 Boepd (gross), and net production from the acquisition date through the end of 2018 averaged approximately 5,900 Boepd.

Tornado

The Tornado field is producing from two Pliocene wells through the Helix Producer I, a ship-shaped, dynamically-positioned production platform in the deepwater U.S. Gulf of Mexico, which is operated by Talos Energy. In December 2018, a third well was drilled and logged 130 (true vertical thickness) net feet of pay in the same Pliocene sand. Planned production from the third development well is scheduled for the second quarter of 2019. The two currently producing wells achieved peak production of approximately 30,000 Boepd (gross), and net production from the acquisition date through the end of 2018 averaged approximately 6,000 Boepd.

Marmalard

The Marmalard field produces from four wells, each completed in Middle Miocene sands. These wells are flowing through the Delta House FPS, operated by LLOG. The four wells achieved peak production of approximately 41,000 Boepd (gross), and net production from the acquisition date through the end of 2018 averaged approximately 3,000 Boepd.

Kodiak

The Kodiak field is producing from one well which is completed in the Middle Miocene sands. This well is flowing through the Devils Tower Spar platform, which is operated by ENI. A second development well is scheduled for drilling in the fourth quarter of 2020. The initial well achieved peak production of approximately 23,000 Boepd (gross), and net production from the acquisition date through the end of 2018 averaged approximately 4,000 Boepd.

South Santa Cruz / Barataria

The South Santa Cruz field is producing from one well in a Late Miocene sand through the Blind Faith tension-leg platform ("TLP"), which is operated by Chevron. The Barataria field is producing from one well in a different Late Miocene sand through the Blind Faith TLP, via South Santa Cruz. A third target in the field is a deeper Late Miocene sand and is expected to be tested during the second quarter of 2020. The two wells achieved peak production of approximately 15,000 Boepd (gross), and net production from the acquisition date through the end of 2018 averaged approximately 2,500 Boepd.

Mauritania
The C6, C8, C12, C13 and C18 blocks are located on the western margin of the Mauritania Salt Basin offshore Mauritania and range in water depths from 100 to 3,000 meters. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps. Interpretation of available geologic and geophysical data has identified Cretaceous slope channels and basin floor fans in trapping geometries outboard of the Salt Basin as the key exploration objective. Multiple Cretaceous source rocks penetrated by wells and typed to oils and gases in the Mauritania Salt Basin are the same age as those which charge other oil and gas fields in West Africa.
These blocks cover an aggregate area of approximately 6.0 million acres (gross). We have acquired approximately 6,300 line-kilometers of 2D seismic data and 15,800 square kilometers of 3D seismic data covering portions of our blocks in Mauritania. Based on these 2D and 3D seismic programs, we have drilled two successful exploration wells and an appraisal well, and have identified additional prospects in our blocks. We continue to integrate the results of our drilling program in Mauritania.
Senegal
The Senegal Blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 300 to 3,100 meters. The area is an extension of the working petroleum system in the Mauritania Salt Basin. We believe the area has multiple Cretaceous source rocks with Albian through Cenomanian reservoir sands providing exploration targets. We acquired approximately 7,000 square kilometers of 3D seismic data over the central and eastern portions of the Senegal Blocks in January 2015. In February 2016, we completed a 4,500 square kilometer survey over the western portions of the Senegal Blocks to fully evaluate the prospectivity. We have drilled two successful exploration wells and an appraisal well, and have identified additional prospects in our blocks.
The following is a brief discussion of our discoveries to date offshore Mauritania and Senegal.
Greater Tortue Ahmeyim Development
The Ahmeyim and Guembeul discoveries (collectively “Greater Tortue Ahmeyim”) are significant, play-opening gas discoveries for the outboard Cretaceous petroleum system and are located approximately 120 kilometers offshore Mauritania and Senegal. The Greater Tortue Ahmeyim development straddles Block C8 offshore Mauritania and Saint Louis Offshore Profond offshore Senegal.
We have drilled three wells within the Greater Tortue Ahmeyim development, Tortue-1, Guembeul-1 and Ahmeyim-2. The wells penetrated multiple excellent quality gas reservoirs, including the Lower Cenomanian, Upper Cenomanian and underlying Albian. The wells successfully delineated the Ahmeyim and Guembeul gas discoveries and demonstrated reservoir continuity, as well as static pressure communication between the three wells drilled within the Lower Cenomanian reservoir. The discovery ranges in water depths from approximately 2,700 meters to 2,800 meters, with total depths drilled ranging from approximately 5,100 meters to 5,250 meters.

The Tortue-1 discovery well, located in Block C8 offshore Mauritania, intersected approximately 117 meters of net hydrocarbon pay. A single gas pool was encountered in the Lower Cenomanian objective, which is comprised of three reservoirs totaling 88 meters in thickness over a gross hydrocarbon interval of 160 meters. A fourth reservoir totaling 19 meters was penetrated within the Upper Cenomanian target over a gross hydrocarbon interval of 150 meters. The exploration well also intersected an additional 10 meters of net hydrocarbon pay in the lower Albian section, which is interpreted to be gas.
The Guembeul-1 discovery well, located in the northern part of the Saint Louis Offshore Profond area in Senegal, is located approximately five kilometers south of the Tortue-1 exploration well in Mauritania. The well encountered 101 meters of net gas pay in two excellent quality reservoirs, including 56 meters in the Lower Cenomanian and 45 meters in the underlying Albian, with no water encountered.
The Ahmeyim-2 appraisal well is located in Block C8 offshore Mauritania, approximately five kilometers northwest, and 200 meters down-dip of the basin-opening Tortue-1 discovery. The well confirmed significant thickening of the gross reservoir sequences down-dip. The Ahmeyim-2 well encountered 78 meters of net gas pay in two excellent quality reservoirs, including 46 meters in the Lower Cenomanian and 32 meters in the underlying Albian.
In August 2017, we completed the drill stem test ("DST") of the Tortue-1 well, demonstrating that the Tortue field is a world-class resource and confirming key development parameters including well deliverability, reservoir connectivity, and fluid composition. The Tortue-1 well flowed at a sustained, equipment-constrained rate of approximately 60 MMcfd during the main extended flow period, with minimal pressure drawdown, providing confidence in well designs that are each capable of producing approximately 200 MMcfd. The DST results confirmed a connected volume per well consistent with the current development scheme, which together with the high well rate is expected to result in a low number of development wells compared to equivalent schemes. Initial analysis of fluid samples collected during the test indicate Tortue gas is well suited for liquefaction given low levels of liquids and minimal impurities. Data acquired from the DST was used to further optimize field development and to refine process design parameters critical to the front end engineering and design ("FEED") process.

In December 2018, the partners agreed on a final investment decision for Phase 1 of the Greater Tortue Ahmeyim project. The Greater Tortue Ahmeyim project is designed to produce gas from a deepwater subsea system to a mid-water FPSO and then to a FLNG facility at a nearshore hub located on the Mauritania and Senegal maritime border. The FLNG facility for Phase 1 is designed to produce approximately 2.5 million tons per annum on average. The project will provide LNG for global export, as well as make gas available for domestic use in both Mauritania and Senegal. First gas for the project is expected in the first half of 2022. Following a competitive tender process involving all partners and subject to final documentation, BP Gas Marketing has been selected as the buyer for the LNG offtake for Greater Tortue Ahmeyim Phase 1.

Other Mauritania and Senegal Discoveries
The BirAllah discovery (formally known as Marsouin), located in Block C8 offshore Mauritania, is a significant, play-extending gas discovery, building on our successful exploration program in the outboard Cretaceous petroleum system offshore Mauritania. The Marsouin-1 well is located approximately 60 kilometers north of the Ahmeyim discovery and was drilled to a total depth of 5,150 meters in nearly 2,400 meters of water. Based on analysis of drilling results and logging data, Marsouin-1 encountered at least 70 meters of net gas pay in Upper and Lower Cenomanian intervals comprised of excellent quality reservoir sands.
The Teranga discovery is located in the Cayar Offshore Profond block approximately 65 kilometers northwest of Dakar, and was our second exploration well offshore Senegal. The Teranga-1 discovery well is located in nearly 1,800 meters of water and was drilled to a total depth of approximately 4,850 meters. The well encountered 31 meters of net gas pay in good quality reservoir in the Lower Cenomanian objective. Well results confirm that a prolific inboard gas fairway extends approximately 200 kilometers south from the Marsouin-1 well in Mauritania through the Greater Tortue Ahmeyim area on the maritime boundary to the Teranga-1 well in Senegal.
The Yakaar discovery is located in the Cayar Offshore Profond block offshore Senegal, approximately 95 kilometers northwest of Dakar in approximately 2,600 meters of water. The Yakaar-1 discovery well was drilled to a total depth of approximately 4,900 meters. The well intersected a gross hydrocarbon column of 120 meters in three pools within the primary Lower Cenomanian objective and encountered 45 meters of net pay. An appraisal well is planned in 2019.

Equatorial Guinea
In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period expiring in March

2023. The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program included an approximately 6,000 square kilometer 3D seismic acquisition requirement across the blocks, which was completed in November 2018.

In June 2018, we closed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period. The petroleum contract covers approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018) which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement, which was completed in November 2018. In January 2019, we entered into an agreement to acquire Ophir's remaining interest in and operatorship of the block, subject to customary governmental approvals, which will result in Kosmos owning an 80% interest in Block EG-24. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest for all development and production operations.

In November 2018, we completed a 3D seismic survey of approximately 9,500 square kilometers over blocks EG-21, EG-24, S and W offshore Equatorial Guinea, and approximately 200 square kilometers over Block G. The seismic data will be processed with the objective of high grading prospects for drilling in 2019.

Ceiba Field and Okume Complex - Equity Method Investment
In the fourth quarter of 2017, through a joint venture with an affiliate of Trident, we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc. Hess International Petroleum Inc. was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The transaction expands our position in the Gulf of Guinea and provides immediate cash flow through existing production with potential to increase existing production through exploration opportunities with potential low cost tie-backs through the existing infrastructure. The gross acquisition price was $650 million effective as of January 1, 2017. After post closing entries Kosmos paid net cash of approximately $231 million. The transaction was accounted for as an equity method investment. Oil production from the Ceiba Field and Okume Complex averaged approximately 44,000 barrels gross (28,000 barrels net) of oil per day during 2018.

Effective as of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex will be accounted for under the proportionate consolidation method of accounting going forward.

In May 2018, we signed a farm-out agreement with a subsidiary of Trident covering blocks S, W and EG-21 offshore Equatorial Guinea. Under the terms of the agreement, Trident acquired a 40% non-operated participating interest in the blocks and Kosmos remains the operator. In August 2018, we completed the farm-out agreement covering blocks S, W and EG-21 offshore Equatorial Guinea resulting in a $7.7 million gain.

Suriname
We are the operator for petroleum contracts covering Block 42 and Block 45 offshore Suriname, which are located within the Guyana Suriname Basin, along the Atlantic transform margin of northern South America. Suriname lies between Guyana to the west and French Guyana to the east. The Guyana-Suriname Basin was formed by tensional forces associated with the opening of the Atlantic Ocean as South America separated from Africa in the Mid Cretaceous period. The Suriname basin is analogous to the working petroleum systems of the West African transform margin. The emerging petroleum system in Suriname has been proven by the presence of onshore producing fields and most recently by nearby discoveries offshore Guyana, including the Liza-1 well.
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

In July 2018, we entered into the second exploration phase in blocks 42 and 45, which now expires in September 2021. The second phase carried a one well commitment per block that has been met for both blocks with the Anapai-1A and Pontoenoe-1 exploration wells.

In October 2018, the Pontoenoe-1 exploration well was drilled to a total depth of approximately 6,200 meters and was designed to test late Cretaceous reservoirs in a structural trap charged from oil mature Albian and Cenomanian-Turonian source kitchens. The prospect was fully tested but did not discover commercial hydrocarbons. High-quality reservoir was encountered, but the primary exploration objective proved to be water bearing. The well has been plugged and abandoned.

The well results are being integrated into the ongoing evaluation of the remaining prospectivity in our Suriname acreage position.
Sao Tome and Principe
During 2015 and 2016, Kosmos acquired acreage in Blocks 5, 6, 11 and 12 offshore Sao Tome and Principe in the Gulf of Guinea. We are the operator of Blocks 5, 11 and 12, and Galp Energia Sao Tome E Principe, Unipessoal, LDA (“Galp”), a wholly-owned subsidiary of Petrogal, S.A., is the operator of Block 6. In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe. We presently have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Principe ("ANP STP") has a 15% carried interest in the blocks through exploration. These blocks cover an area of approximately 5.9 million acres (gross) in water depths ranging from 2,250 to 3,000 meters and provide an opportunity to pursue the same core Cretaceous theme that was successful for us in Ghana.
Our blocks are adjacent to, and represent an extension of, a proven and prolific petroleum system offshore Equatorial Guinea and northern Gabon comprising Early Cretaceous post-rift source rocks and Late Cretaceous reservoirs. Kosmos has established an extensive position in the Rio Muni Basin where there is a proven source and reservoir inboard with the Ceiba and Okume discoveries in Equatorial Guinea, which appears to extend outboard into the deepwater in Sao Tome and Principe, where there are oil seeps on both islands. Kosmos has identified large potential structural and stratigraphic traps on early seismic, which is currently being processed.
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
In August 2017, we completed a 3D seismic survey of approximately 15,800 square kilometers over Blocks 5, 6, 11, and 12 offshore Sao Tome and Principe. Processing has been completed. We are compiling an inventory of prospects on the license areas in Sao Tome and Principe and will continue to refine and assess the prospectivity, integrating this new 3D seismic data into our geological evaluation during 2019 with a view to drilling as early as 2020.

In November 2017, we received approval for a one-year extension of Phase 1 for Block 11 offshore Sao Tome and Principe, which now expires in July 2019.
Morocco
In August 2018, we provided to the Office National Des Hydrocarbures et des Mines ("ONHYM") a notice to abandon the Essaouira Offshore block, located offshore Morocco, at the end of the then current exploration phase (November 2018).

Cote d'Ivoire
In December 2017, as part of our Alliance with BP, we entered into petroleum contracts as operator for five Offshore Blocks, CI-526, CI-602, CI-603, CI-707 and CI-708, which are located in a Cenomanian-Turonian petroleum system and range in water depth from 450 to 4,500 meters. The area is located approximately 150 kilometers west of our TEN discoveries in Ghana. We believe the area has multiple Cretaceous source rocks with Cenomanian through Maastrichtian reservoir sands providing exploration targets. In May 2018, we completed a 3D seismic survey covering approximately 12,000 square kilometers over blocks CI-526, CI-602, CI-603, CI-707 and CI-708 offshore Cote d'Ivoire.

Namibia
In September 2018, we acquired a 45% non-operated participating interest in PEL 39 offshore Namibia, which later became part of a larger strategic alliance with Shell to jointly explore in Southern West Africa. The block covers an area of approximately 3.1 million acres in water depth ranging from 250 to 3,000 meters. The blocks provide for multiple plays targeting Cretaceous deepwater systems. We believe the area is positioned within the interpreted oil mature window of the Aptian source rock with reservoir sands sourced from the Orange River. In January 2019, we completed a 3D seismic survey covering approximately 6,000 square kilometers. Processing of this data is currently underway. We are compiling an initial inventory of prospects on the license are as will continue to refine and assess the prospectivity and petroleum systems analysis while integrating the new 3D seismic data in our geological evaluation during 2019 with a view to drilling as early as 2020.

Our Reserves
The following table sets forth summary information about our estimated proved reserves as of December 31, 2018. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.
Our estimated proved reserves as of December 31, 2018, were associated with our Jubilee and the TEN fields in Ghana and the U.S. Gulf of Mexico as well as our share of our equity method investment in the Ceiba Field and Okume Complex in Equatorial Guinea. Our estimated proved reserves as of December 31, 2017, were associated with our Jubilee and the TEN fields in Ghana as well as our share of our equity method investment in the Ceiba Field and Okume Complex in Equatorial Guinea. Our estimated proved reserves as of December 31, 2016 were associated with our Jubilee and TEN fields in Ghana.
Summary of Oil and Gas Reserves

	2018 Net Proved Reserves(1)			2017 Net Proved Reserves(1)			2016 Net Proved Reserves(1)
	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total	Oil, Condensate, NGLs	Natural Gas(2)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed	82	57	91	59	38	65	64	13	66
Proved undeveloped(3)	45	28	50	23	11	24	10	2	11
Total Kosmos	127	85	141	82	49	89	74	15	77
Equity method investment(4)	24	14	27	19	13	21
Total reserves	151	99	167	100	61	110
______________________________________

(1)	Our reserves associated with the Jubilee Field are based on the 54.4%/45.6% redetermination split, between the WCTP Block and DT Block. Totals within the table may not add as a result of rounding.

(2)
These reserves include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs during normal field operations and the associated gas forecasted to be exported from TEN. This volume of associated gas is included as of December 31, 2017 as a result of the finalization of the TEN Associated-Gas Gas Sales Agreement ("TAG GSA"). If and when a subsequent gas sales agreement is executed for Jubilee, a portion of the remaining Jubilee gas may be recognized as reserves. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields non-associated gas, a portion of the remaining gas may be recognized as reserves.

(3)
All of our proved undeveloped reserves are expected to be developed within six years or less. Proved undeveloped reserves expected to be developed beyond five years are related to long-term projects which will be completed under a continuous drilling program.

(4)	We disclose our share of reserves that are accounted for by the equity method.

Changes for the year ended December 31, 2018, include an addition of 51.1 MMBoe as a result of the acquisition of DGE. Changes at Greater Jubilee include a revision of 9.4 MMBbl related to strong field performance, positive drilling results and increased original oil in place, partially offset by 6.4 MMBbl of net Jubilee production during 2018. Changes at TEN include a positive revision 4.2 MMBbl due to original oil in place adjustments, new drilling and development plan updates, and a negative revision of 3.1 MMBbl due to recovery factor adjustment from dynamic modeling, which in total were offset by 3.7 MMBoe of net production. Changes at Equatorial Guinea include an increase of 11.0 MMBbl, which comprises 0.7 MMBbl of revision due to economic modeling, 3.9 MMBbl of revision due to strong field performance at both Ceiba and Okume Complex, and 6.4 MMBbl of revision due to reservoir management strategies (re-opening shut-in wells, stimulations, surface/subsurface equipment installation), all of which was partially offset by 5.4 MMBbl of net production. During the year ended December 31, 2018, we had an addition of 13.9 MMBoe of proved undeveloped reserves as a result of the DGE acquisition, we converted 2.0 MMBbl of proved undeveloped reserves to proved developed due to the completion of a new well in TEN, and we added 12.9 MMBbl of proved undeveloped reserves in Jubilee as a result of several factors, including positive results from drilling two new wells, increased oil-in-place due to improved static model utilizing new seismic and petrophysics data, and upgrading volumes associated with Mahogany area that is now part of the Greater Jubilee Unit.

Changes for the year ended December 31, 2017, include an increase of 15.6 MMBbl in Jubilee related to the approval of the Greater Jubilee Full Field Development Plan ("GJFFDP"), partially offset by 7.7 MMBbl of net Jubilee production during 2017. Changes at TEN include an increase of 7.2 MMBoe as a result of positive Ntomme performance and the finalization of the TAG GSA, which was partially offset by 3.3 MMBbl of net TEN production during 2017. As a result of the approval of the GJFFDP, we now have 10.4 MMBbl of proved undeveloped reserves in the Greater Jubilee area, representing future infill drilling plans. Changes for 2017 also include the initial certification of proved volumes in Equatorial Guinea, representing the reserves associated with our equity method investment.

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

The following table sets forth the estimated future net revenues, excluding derivatives contracts, from net proved reserves and the expected benchmark prices used in projecting net revenues at December 31, 2018. All estimated future net revenues are attributable to projected production from Ghana, the U.S. Gulf of Mexico and our equity method investment in Equatorial Guinea. If we are unable to export associated natural gas in large quantities from the Jubilee and TEN fields then production could be limited and the future net revenues discussed herein will be adversely affected.

	Estimated Future Net Revenues(4)
	(in millions except $/Bbl)
	Kosmos	Equity Method Investment	Total

Estimated future net revenues	$5,487	$774	$6,261
Present value of estimated future net revenues:
PV-10(1)	$3,928	$705	$4,633
Future income tax expense (levied at a corporate parent and intermediate subsidiary level)	(1,431)	(416)	(1,847)
Discount of future income tax expense (levied at a corporate parent and intermediate subsidiary level) at 10% per annum	413	102	515
Standardized Measure(2)	$2,910	$391	$3,301

Benchmark Dated Brent oil price($/Bbl)(3)			$71.54
Benchmark HLS oil price($/Bbl)(3)			$70.20
Benchmark Henry Hub gas price($/MMBtu)(3)			$3.10
______________________________________

(1)
PV‑10 represents the present value of estimated future revenues to be generated from the production of proved oil and natural gas reserves, net of future development and production costs, royalties, additional oil entitlements and future tax expense levied at an asset level, using prices based on an average of the first‑day‑of‑the‑months throughout 2018 and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect the timing of future cash flows. PV‑10 is a non‑GAAP financial measure and often differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of future income tax expense related to proved oil and gas reserves levied at a corporate parent level on future net revenues. However, it does include the effects of future tax expense levied at an asset level. Neither PV‑10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas assets. PV‑10 should not be considered as an alternative to the Standardized Measure as computed under GAAP; however, we and others in the industry use PV‑10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific corporate tax characteristics of such entities.

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

(3)
This amount represents the unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12 months at December 31, 2018 for the respective benchmark. The benchmark price was adjusted for handling fees, transportation fees, quality, and a regional price differential.

(4)	Future net revenues and PV-10 have been adjusted from the reserve report which is based on the entitlements method as we account for oil and gas revenues under the sales method of accounting.
Estimated proved reserves
Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2018, 2017 and 2016 has been prepared by Ryder Scott Company, L.P. (“RSC”), our independent reserve engineering firm for such years, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent reserve engineers, please see “—Independent petroleum engineers” below.
Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined using index prices for oil, without giving effect to derivative transactions, and were held constant throughout the life of the assets.
Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2018 are based on costs in effect at December 31, 2018 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2018, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.
Independent petroleum engineers
Ryder Scott Company, L.P.
RSC, our independent reserve engineers for the years ended December 31, 2018, 2017 and 2016, was established in 1937. For over 80 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.
For the years ended December 31, 2018, 2017 and 2016, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2018, 2017 and 2016 and related future net revenues and PV‑10 at December 31, 2018, 2017 and 2016 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2018 reserve report was completed on January 13, 2019, and a copy is included as an exhibit to this report.
In connection with the preparation of the December 31, 2018, 2017 and 2016 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2018, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell hydrocarbons at their respective adjusted benchmark prices and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.

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
Internal controls over reserves estimation process
In our Reservoir Engineering team, we maintain an internal staff of petroleum engineering and geoscience professionals with significant international experience that contribute to our internal reserve and resource estimates. This team works closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished in their reserve and resource estimation process. Our Reservoir Engineering team is responsible for overseeing the preparation of our reserves estimates and has over 100 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a minimum of a Bachelor of Science degree in petroleum engineering or geology.
The RSC technical person primarily responsible for preparing the estimates set forth in the RSC reserves report incorporated herein is Mr. Tosin Famurewa. Mr. Famurewa has been practicing consulting petroleum engineering at RSC since 2006. Mr. Famurewa is a Licensed Professional Engineer in the State of Texas (No. 100569) and has over 18 years of practical experience in petroleum engineering. He graduated from University of California at Berkeley in 2000 with Bachelor of Science Degrees in Chemical Engineering and Material Science Engineering, and he received a Master of Science degree in Petroleum Engineering from University of Southern California in 2007. Mr. Famurewa meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
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

Gross and Net Undeveloped and Developed Acreage
The following table sets forth certain information regarding the developed and undeveloped portions of our license and lease areas as of December 31, 2018 for the countries in which we currently operate.

	Developed Area		Undeveloped Area
	(Acres)		(Acres)		Total Area (Acres)
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)

	(In thousands)

Ghana(2)	163	32	34	7	197	39
Cote d'Ivoire	—	—	4,143	1,865	4,143	1,865
Equatorial Guinea(3)	—	—	2,355	942	2,355	942
Mauritania	—	—	9,275	2,172	9,275	2,172
Namibia	—	—	3,039	1,368	3,039	1,368
Sao Tome and Principe	—	—	9,255	4,270	9,255	4,270
Senegal	—	—	2,116	635	2,116	635
Suriname	—	—	2,793	1,142	2,793	1,142
U.S. Gulf of Mexico	127	35	131	70	258	105
Total Kosmos	290	67	33,141	12,471	33,431	12,538
Equity method investment(4)	65	28	—	—	65	28
Total	355	95	33,141	12,471	33,496	12,566
______________________________________

(1)
Net acreage based on Kosmos’ participating interests, before the exercise of any options or back‑in rights, except for our net acreage associated with the Jubilee and TEN fields, which are after the exercise of options or back‑in rights. Our net acreage in Ghana may be affected by any redetermination of interests in the Jubilee Unit.

(2)
The Exploration Period of the WCTP petroleum contract and DT petroleum contract has expired. The undeveloped area reflected in the table above represents acreage within our discovery areas that were not subject to relinquishment on the expiry of the Exploration Period.

(3)
In January 2019, we entered into an agreement to acquire Ophir's remaining interest in the block, subject to customary governmental approvals, which will result in Kosmos owning an 80% interest in Block EG-24. After completion of this transaction, our net acreage in Equatorial Guinea will be 1,292 thousand acres.

(4)
Represents our 50% interest in KTIPI. Effective as of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex will be accounted for under the proportionate consolidation method of accounting going forward.

Productive Wells
Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2018:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana	41	9.00	—	—	41	9.00
U.S. Gulf of Mexico	17	3.02	—	—	17	3.02
Kosmos Total(1)	58	12.02	—	—	58	12.02
Equity Method Investment(2)(3)	96	38.78	—	—	96	38.78
Total	154	50.80	—	—	154	50.80
______________________________________

(1)	Of the 58 productive wells, 20 (gross) or 3.53 (net) have multiple completions within the wellbore.

(2)	Represents our 50% interest in KTIPI.

(3)	Of the 96 productive wells, 6 (gross) or 2.42 (net) have multiple completions within the wellbore.
Drilling activity
The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2018
Ghana	—	—	3	0.80	3	0.80	4	0.89	—	—	4	0.89	7	1.69
U.S. Gulf of Mexico(4)	—	—	—	—	—	—	1	0.55	—	—	1	0.55	1	0.55
Senegal	—	—	1	0.60	1	0.60	—	—	—	—	—	—	1	0.60
Suriname	—	—	2	1.20	2	1.20	—	—	—	—	—	—	2	1.20
Total	—	—	6	2.60	6	2.60	5	1.44	—	—	5	1.44	11	4.04
Year Ended December 31, 2017
Ghana	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Mauritania	—	—	2	0.56	2	0.56	—	—	—	—	—	—	2	0.56
Total	—	—	2	0.56	2	0.56	—	—	—	—	—	—	2	0.56
Year Ended December 31, 2016
Ghana	—	—	—	—	—	—	7	1.19	—	—	7	1.19	7	1.19
Total	—	—	—	—	—	—	7	1.19	—	—	7	1.19	7	1.19
______________________________________

(1)
As of December 31, 2018, seven exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 14 development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.

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

(4)	Represents contributions from the U.S. Gulf of Mexico after the acquisition date.

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2018.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—	8	1.93
TEN	—	—	2	0.34	—	—	5	0.85
U.S. Gulf of Mexico
Nearly Headless Nick	—	—	—	—	1	0.22	—	—
Odd Job 214#2	—	—	—	—	—	—	1	0.61
Tornado	—	—	1	0.35	—	—	—	—
Mauritania
C8	—	—	—	—	3	0.84	—	—
Senegal
Saint Louis Offshore Profond	—	—	—	—	1	0.30	—	—
Cayar Profond	—	—	—	—	2	0.60	—	—
Total	—	—	4	0.93	7	1.96	14	3.39
______________________________________

Domestic Supply Requirements
Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of December 31, 2018, 99 Bcf of the 200 Bcf of natural gas has been provided.

Significant License Agreements
Below is a discussion concerning the petroleum contracts governing our current drilling and production operations.
Ghana West Cape Three Points Block
As a result of the approval of the GJFFDP by the Ghana Ministry of Energy in October 2017, operatorship for the Mahogany and Teak discoveries transferred to Tullow in February 2018 and are now included in the Jubilee Unit. Kosmos is required to pay a fixed royalty of 5% and a potential sliding‑scale royalty (“additional oil entitlement”) which comes into effect and escalates as the nominal project rate of return increases above a certain threshold. These royalties are to be paid in‑kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.
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

Ghana Deepwater Tano Block
Tullow is the operator of the Deepwater Tano Block. Under the DT petroleum contract, GNPC exercised its option to acquire an additional paying interest of 5% in the commercial discovery with respect to the Jubilee Field development and the TEN Fields development. Kosmos is required to pay a fixed royalty of 5% and a potential additional oil entitlement which comes into effect and escalates as the nominal project rate of return increases above a certain threshold. These royalties are to be paid in‑kind or, at the election of the government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level.
The DT petroleum contract has a duration of 30 years from its effective date (July 2006). However, in 2013, at the end of the seven‑year Exploration Period, parts of the DT Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished (“DT Relinquishment Area”). Our existing Wawa discovery within the DT Block was not subject to relinquishment upon expiration of the Exploration Period of the DT petroleum contract, as the DT petroleum contract remains in effect after the end of the Exploration Period while commerciality is being determined. Pursuant to our DT petroleum contract, we and our DT Block partners have certain rights to negotiate a new petroleum contract with respect to the DT Relinquishment Area until such time as either a new petroleum contract is negotiated and entered into with us or we decline to match a bona fide third party offer GNPC may receive for the DT Relinquishment Area.
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
Ghana Jubilee Field Unitization
The Jubilee Field, discovered by the Mahogany‑1 well in June 2007, covers an area within both the WCTP and DT Blocks. It was agreed the Jubilee Field would be unitized for optimal resource recovery. A Pre-Unit Agreement was agreed to between the contractors groups of the WCTP and DT Blocks in 2008, with a more comprehensive unit agreement, the Jubilee UUOA, agreed to in 2009 which governs each party’s respective rights and duties in the Jubilee Unit. Tullow is the Unit Operator, while Kosmos was the Technical Operator for the initial development of the Jubilee Field. The Jubilee Unit holders’ interests are subject to redetermination in accordance with the terms of the Jubilee UUOA. Although the Jubilee Field is unitized, Kosmos’ participating interests in each block outside the boundary of the Jubilee Unit remain the same. Our Jubilee Unit interest is 24.1% subject to redetermination of the participating interests pursuant to the terms of the Jubilee UUOA. Our paying interest on development activities is 26.9%.
Greater Tortue Ahmeyim Unitization
The Greater Tortue/Ahmeyim Field, discovered by the Tortue‑1 well in May 2015, in Mauritania block C8 and by the Guembuel-1 well in January 2016, in the Saint-Louis Offshore Profond block in Senegal covers an area within both the C8 and Saint-Louis Offshore Profond Blocks. Mauritania and Senegal agreed that the Greater Tortue Ahmeyim Field would be unitized for optimal resource recovery in the Inter-State Cooperation Agreement (ICA) signed in February 2018. The GTA UUOA was agreed between the contractor groups of the C8 and Saint-Louis Offshore Profond Blocks and approved by the appropriate Ministers in Mauritania and Senegal in February 2019. BP Mauritania and BP Senegal are co-Unit Operator, and will allocate responsibilities for the initial development of the Greater Tortue Ahmeyim Field. The Greater Tortue Ahmeyim Unit holders’ interests are subject to redetermination in accordance with the terms of the GTA UUOA. Although the Greater Tortue Ahmeyim Field is unitized, Kosmos’ participating interests in each block outside the boundary of the Greater Tortue Ahmeyim Unit remain the same. Our Unit interest is 29%, subject to SMHPM’s right to elect to participate for up to 14% in Block C8 and PETROSEN’s right to increase its participating interest to 20% in the Saint-Louis Offshore Profond Block and subject to redetermination of the participating interests pursuant to the terms of the GTA UUOA. In February 2019, Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA.

Mauritania Agreements

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

In October 2016, we entered into a petroleum contract covering Block C6 with the Islamic Republic of Mauritania. As a result of a subsequent farm-out, we have a 28% participating interest and provide technical exploration services to BP, the operator. The Mauritanian national oil company, SMHPM, currently has a 10% carried participating interest during the exploration period. We are currently in the first exploration period, which extends four years from the effective date (October 28, 2016).

In September 2017, we acquired a 15% non-operated participating interest in Block C18 offshore Mauritania. SMHPM currently has a 10% carried participating interest during the exploration period. Should a commercial discovery be made, SMHPM’s 10% carried interest is extinguished and SMHPM will have an option to acquire a participating interest between 10% and 15%. SMHPM will pay its portion of development and production costs in a commercial development. The terms of exploration periods are ten years and include an initial exploration period of seven years from the effective date (June 15, 2012), including extensions received prior to our entry into Block 18. The first exploration phase includes a 7,600 square kilometer 3D seismic requirement, which has been completed.

Senegal Agreements
In June 2018, we entered the final renewal of the exploration period for the Senegal Blocks Contract Areas, which lasts for two and one half years, ending in December 2020. This exploration phase of each contract area requires one exploration well in the final period. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended for at least one additional period of 10 years under certain circumstances.
Equatorial Guinea Exploration Agreements
In March 2018, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. We currently have a 40% interest in the blocks. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the date of notification of ratification by the President of Equatorial Guinea. The first exploration period consists of two sub-periods of three and two years, respectively, which can be extended up to two additional years at our election, subject to fulfilling specific work obligations. The first exploration sub-period work program includes an approximately 6,000 square kilometer 3D seismic acquisition requirement across the three blocks.
In June 2018, we acquired a 40% non-operated participating interest in Block EG-24 offshore Equatorial Guinea. GEPetrol, currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contract covers approximately 3,500 square kilometers, with a first exploration sub-period of three years from the effective date (March 2018) which can be extended up to four additional years at our election, subject to fulfilling specific work obligations. The first exploration sub-period work program includes a 3,000 square kilometer 3D seismic acquisition requirement.

In January 2019, we entered into an agreement to acquire Ophir's remaining interest in the block, subject to customary governmental approvals, which will result in Kosmos owning an 80% interest in Block EG-24.

Sao Tome and Principe Exploration Agreements

Kosmos has interests in petroleum contracts for Blocks 5, 6, 10, 11, 12 and 13 in Sao Tome and Principe.

In Block 11, ANP-STP has a carried 15% participating interest. The production sharing contract was awarded in July 2014, and provides for an initial exploration period of eight years with possible extensions and includes a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The block is currently in the first phase, expiring in July 2019 after receiving a one year extension in November 2017. The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP-STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.

In Block 6, ANP-STP has a carried 10% participating interest. The production sharing contract was awarded in October 2015, and provides for an initial exploration period of eight years with possible extensions and includes a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The block is currently in the first phase, expiring in November 2019. The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP-STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.

In Block 5 and Block 12, ANP-STP has a 15% and 12.5% carried interest, respectively. The production sharing contracts were awarded in May 2012 and February 2016, respectively, and provide for an initial exploration period of eight years with possible extensions and include a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The blocks are currently in the first phase, expiring in May 2019 and February 2020, respectively (the first phase of Block 5 has been extended twice for a total of 3 years). The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP-STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.

In Block 10 and Block 13, ANP-STP has a 15% carried interest. The production sharing contracts were awarded in March 2018 and include a first phase exploration period of four years followed by the second phase of two years and the third phase of two years. The blocks are currently in the first phase, expiring in 2022. The next exploration phases are subject to fulfillment of specific work obligations. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 20 years from the approval of a field development program by ANP-STP, which may be extended for additional periods of five years until all commercial hydrocarbons have been depleted.

Suriname Exploration Agreements

In December 2011, we signed a petroleum contract covering Offshore Block 42 located offshore Suriname and are the operator. Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), Suriname’s national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan. The Block 42 petroleum contract provides for us to recover our share of expenses incurred (“cost recovery oil”) and our share of remaining oil (“profit oil”). Cost recovery oil is apportioned to the contractor from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are in the second period of the exploration phase, which ends in September 2021. There is one additional period consisting of two years, and carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.

In December 2011, we signed a petroleum contract covering Offshore Block 45 located offshore Suriname and are the operator. Staatsolie will be carried through the exploration and appraisal phases and has the option to back into the petroleum contract with an interest of not more than 15% upon approval of a development plan. The Block 45 petroleum contract provides for us to recover our share of expenses incurred (“cost recovery oil”) and our share of remaining oil (“profit oil”). Cost recovery oil is apportioned to the contractor from up to 80% of gross production prior to profit oil being split between the government of Suriname and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by cumulative net investment. A corporate tax rate of 36% is applied to profits. We are currently in the second period of the exploration phase, which ends in September 2021. There is one additional period consisting of two years and carries a one well drilling obligation. In the event of commercial success, the duration of the contract will be 30 years from the effective date or 25 years from governmental approval of a plan of development, whichever is longer.

Cote d'Ivoire Exploration Agreements

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

Namibia Exploration Agreements

In September 2018, we acquired a 45% non-operated participating interest in PEL 39 offshore Namibia. Based on the terms of the agreement we will carry Shell's share of the costs of a planned 3D seismic program subject to a cap. The Namibian national oil company, National Petroleum Corporation of Namibia ("NAMCOR"), currently has a 10% carried participating interest during the exploration period. The carry of NAMCOR's 10% participation interest may continue through first commercial production but must be reimbursed through production. The petroleum contract covers approximately 12,300 square kilometers, with an initial exploration period and two renewals periods. The block is currently in the first renewal period, which has been extended and expires in August 2019. A second renewal period of two years is available at our election, subject to fulfilling specific work obligations. The first renewal period work program has been completed.

Sales and Marketing
As provided under the Jubilee UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee and TEN production as are the other Jubilee Unit and TEN partners. We have entered into an agreement with an oil marketing agent to market our share of the Jubilee and TEN fields oil, and we approve the terms of each sale proposed by such agent. We do not anticipate entering into any long term sales agreements at this time.
In December 2017, we signed the TAG GSA and we began exporting TEN associated gas to shore in the fourth quarter of 2018. The TAG GSA provides for an inflation-adjusted sales price of $0.50 per mmbtu.
As provided under the Production Sharing Contract for Block G, we are entitled to lift and sell our share of the Ceiba Field production as are the other Ceiba Field partners. We have entered into an agreement with an oil marketing agent to market our share of the Ceiba Field oil, and we approve the terms of each sale proposed by such agent. We do not anticipate entering into any long term sales agreements at this time.
In the U.S. Gulf of Mexico, we sell crude oil to purchasers typically through monthly contracts, with the sale taking place at multiple points offshore, depending on the particular property. Natural gas is sold to purchasers through monthly contracts, with the sale taking place either offshore or at an onshore gas processing plant after the removal of NGLs. We actively market our crude oil and natural gas to purchasers, and sales prices for purchased oil and natural gas volumes are negotiated with purchasers and are based on certain published indices. Since most of the oil and natural gas contracts are month-to-month, there are very few dedications of production to any one purchaser. We sell the NGLs entrained in the natural gas that we produce. The arrangements to sell these products first requires natural gas to be processed at an onshore gas processing plant. Once the liquids are removed and fractionated (broken into the individual hydrocarbon chains for sale), the products are sold by the processing plant. The residue gas left over is sold to natural gas purchasers as natural gas sales (referenced above). The contracts for NGL sales are with the processing plant. The prices received for the NGLs are either tied to indices or are based on what the processing plant can receive from a third party purchaser. The gas processing and subsequent sales of NGLs are subject to contracts with longer terms and dedications of lease production from the Company’s leases offshore.
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

Competition
The oil and gas industry is competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring licenses and leases. Many of these competitors have financial and technical resources and staff that are substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and natural gas assets, or to evaluate, bid for and purchase a greater number of licenses and leases than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of lower commodity prices, unsuccessful wells, volatility in financial markets and generally adverse global and industry‑wide economic conditions. These companies may also be better able to absorb the burdens resulting from changes in relevant laws and regulations, which may adversely affect our competitive position.
Historically, we have also been affected by competition for drilling rigs and the availability of related equipment. Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews. Shortages of, or increasing costs for, experienced drilling crews and equipment and services may restrict our ability to drill wells and conduct our operations.
The oil and gas industry as a whole has experienced continued volatility. Dated Brent crude, the benchmark for our international oil sales, ranged from approximately $50 to $86 per barrel during 2018. HLS crude, the benchmark for our U.S. Gulf of Mexico oil sales, which generally trades at a slight discount to Dated Brent, ranged from approximately $63 to $75 during 2018. Excluding the impact of hedges, our realized price for 2018 was $69.00 per barrel. We believe lower prices will generally result in greater availability of assets and necessary equipment. However, the impacts on the industry from a competitive perspective are not entirely known.

Title to Property
Other than as specified in this annual report on Form 10‑K, we believe that we have satisfactory title to our oil and natural gas assets in accordance with standards generally accepted in the international oil and gas industry. Our licenses and leases are subject to customary royalty and other interests, liens under operating agreements and other burdens, restrictions and encumbrances customary in the oil and gas industry that we believe do not materially interfere with the use of, or affect the carrying value of, our interests.
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
Per common industry practice, under agreements governing the terms of use of the drilling rigs contracted by us or our block or lease partners, the drilling rig contractors typically indemnify us and our block partners in respect of pollution and environmental damage originating above the surface of the water and from such drilling rig contractor’s property, including their drilling rig and other related equipment. Furthermore, pursuant to the terms of the operating agreements for our blocks and leases, except in certain circumstances, each block or lease partner is responsible for its share of liabilities in proportion to its participating interest incurred as a result of pollution and environmental damage, containment and clean‑up activities, loss or damage to any well, loss of oil or natural gas resulting from a blowout, crater, fire, or uncontrolled well, loss of stored oil and natural gas, as well as for plugging or bringing under control any well. We maintain insurance coverage typical of the industry in the areas we operate in; these include property damage insurance, loss of production insurance, wreck removal insurance, control of well insurance, general liability including pollution liability to cover pollution from wells and other operations. We also participate in an insurance coverage program for the FPSOs which we own. We believe our insurance is carried in amounts typical for the industry relative to our size and operations and in accordance with our contractual and regulatory obligations.
Capping and Containment (Excluding the U.S. Gulf of Mexico)
We entered into an agreement with a third party service provider for it to supply subsea capping and containment equipment on a global basis (excluding the U.S. Gulf of Mexico). The equipment includes capping stacks, debris removal, subsea dispersant and auxiliary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. We also developed an emergency response plan and response organization to prepare and demonstrate our readiness to respond to a subsea well control incident. Capping and containment for the U.S. Gulf of Mexico is detailed in the U.S. Gulf of Mexico (Operated and Non-operated) section below.
Oil Spill Response
To complement our agreement discussed above for subsea capping and containment equipment, we became a charter member of the Global Dispersant Stockpile ("GSD"). The dispersant stockpile, which is managed by Oil Spill Response Limited (“OSRL”) of Southampton, England, an oil spill response contractor, consists of 5,000 cubic meters of dispersant strategically located at OSRL bases around the world. The total volume of the stockpile located at the OSRL bases is calculated to provide members with the ability to respond to a major spill incident. Dispersant from the GSD can be used in the U.S. Gulf of Mexico.
Mauritania and Senegal (Non-operated)
Kosmos transferred operatorship of Mauritania and Senegal operations to BP at the beginning of 2018 for the blocks that were previously operated by Kosmos. Oil spill response equipment in both countries was transferred back to the OSRL Central Stockpile in Southampton, England.
Suriname (Operated)
Kosmos drilled two exploration wells in Suriname in 2018. Kosmos maintained its dispersant spraying capabilities in the field during drilling operations and had additional Tier 2 and Tier 3 equipment from OSRL’s Americas base in Ft Lauderdale, Florida on standby.
Ghana (Non-operated)
Tullow, our partner and the operator of the Jubilee Unit and the TEN fields, maintains Oil Spill Contingency Plans ("OSCP") covering the Jubilee Field and Deepwater Tano Block. Under the OSCPs, emergency response teams may be activated to respond to oil spill incidents. Tullow has access to OSRL’s oil spill response services comprising technical expertise and assistance, including access to response equipment and dispersant spraying systems. Tullow maintains lease agreements with OSRL for Tier 1 and Tier 2 packages of oil spill response equipment.
Equatorial Guinea (Operated and Non-operated)
In 2017, Kosmos entered into a joint venture in Equatorial Guinea through the acquisition KTIPI, which includes the Ceiba Field and Okume Complex. Effective January 1, 2019, Trident became operator of the Ceiba Field and Okume Complex. In addition, Kosmos is operator of four exploration leases in Equatorial Guinea. Current plans call for drilling one exploration well in 2019. Kosmos will bring in additional equipment in country to supplement existing resources as necessary.

U.S. Gulf of Mexico (Operated and Non-operated)
After the major well control incident and oil release in the U.S. Gulf of Mexico in 2010, the U.S. Department of Interior updated regulations which govern the type, amount and capabilities of response equipment that needs to be available to operators to respond to similar incidents. These regulations also dictate the type and frequency of training that operating personnel need to receive and demonstrate proficiency in. Kosmos also has an Oil Spill Response Plan ("OSRP") which is approved by the Bureau of Safety and Environmental Enforcement ("BSEE"). This OSRP would be activated if needed in the event of an oil spill or containment event in the U.S. Gulf of Mexico. Kosmos joined several cooperatives that were established to meet the requirements of the new regulations. For capping and containment, Kosmos joined the Helix Well Containment Group ("HWCG") consortium whose capabilities include; (i) two dual ram capping stacks rated at 15,000 psi and 10,000 psi respectively, (ii) intervention equipment to cap and contain a well with the mechanical and structural integrity to be shut in at depths up to 10,000 feet, and (iii) the ability to capture and process 130,000 barrels of fluid per day and 220 Mcf of gas per day. Kosmos is also a member of the Clean Gulf Associate ("CGA") Oil Spill Cooperative, which provides oil spill response capabilities to meet regulatory requirements. Equipment and services include a High Volume Open Sea Skimming System ("HOSS"), dedicated oil spill response vessels strategically positioned along the U.S. gulf coast, dispersant and dispersant delivery systems, various types of spill response booms and mobile wildlife rehabilitation equipment. Due to federal regulations, all of the HWCG and CGA equipment is dedicated to U.S. operations and cannot be utilized outside the country.

Employees
As of December 31, 2018, we had approximately 380 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.
Corporate Information
On December 28, 2018, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware, USA. Kosmos Energy Ltd. discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda and, pursuant to Section 265 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation organized in the State of Delaware. This transaction is referred to as the “Redomestication”. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal locations and fiscal year, were the same immediately after the Redomestication as they were immediately prior to the Redomestication. In addition, the directors and executive officers of the Company immediately after the Redomestication were the same individuals who were directors and executive officers, respectively, of the Company immediately prior to the Redomestication.
The Company did not change its name in connection with the Redomestication. In the Redomestication, each of the outstanding common shares of Kosmos Energy Ltd., an exempted company incorporated pursuant to the laws of Bermuda, were automatically converted by operation of law, on a one-for-one basis, into shares of common stock of Kosmos Energy Ltd., a company incorporated pursuant to the laws of Delaware. Consequently, each holder of a Kosmos Energy Ltd. common share now holds a share of Kosmos Energy Ltd.’s common stock in each case representing the same proportional equity interest in the Company as that shareholder held prior to the Redomestication. The number of shares of the Company’s common stock outstanding immediately after the Redomestication was the same as the number of common shares of Kosmos Energy Ltd. outstanding immediately prior to the Redomestication. In connection with the Redomestication, the Company adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which are filed herewith as Exhibits 3.1, 3.2 and 4.1, respectively.
We maintain a registered office in Delaware at Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801. Our executive offices are maintained at 8176 Park Lane, Suite 500, Dallas, Texas 75231, and its telephone number is +1 (214) 445 9600.

Available Information
Kosmos is listed on the New York Stock Exchange and London Stock Exchange and our common stock is traded under the symbol KOS. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC as well as the London Stock Exchange's Regulatory News Service ("LSE RNS"). The SEC maintains a website at http://www.sec.gov that contains documents we file electronically with the SEC. The LSE RNS maintains a website at http://www.londonstockexchange.com that contains documents we file electronically with the LSE RNS.
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
The deepwater offshore Mauritania and Senegal, an area in which we currently focus a substantial amount of our development efforts, has only recently been considered economically viable for hydrocarbon production due to the costs and difficulties involved in drilling and development at such depths and the relatively recent discovery of commercial quantities of hydrocarbons in the region. Likewise, our deepwater offshore Cote d'Ivoire, Namibia, Sao Tome and Principe and Suriname licenses have not yet proved to be economically viable production areas. We have limited proved reserves, and we may not be successful in developing additional commercially viable production from our other discoveries and prospects.
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

Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether or not a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties or force majeure events. Exploratory wells bear a much greater risk of failure than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field or be indicative of the potential for the development of a commercially viable field. A variety of factors, including geologic and market‑related, can cause a field to become uneconomic or only marginally economic. A lack of drilling opportunities or projects that cease production may cause us to incur significant costs associated with an idle rig and/or related services, particularly if we cannot contract out rig slots to other parties. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. In addition, a successful discovery would require significant capital expenditure in order to develop and produce oil and natural gas, even if we deemed such discovery to be commercially viable. See “—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.” In the areas in which we operate, we face higher above‑ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See “—Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.” Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.
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
Our identified drilling and infrastructure locations are scheduled out over time, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling or infrastructure installation or modification.
Our management team has identified and scheduled drilling locations and possible infrastructure locations on our license and lease areas over a multi‑year period. Our ability to drill and develop these locations depends on a number of factors, including the availability of equipment and capital, approval by block or lease partners and national and state regulators, seasonal conditions, oil prices, assessment of risks, costs and drilling results. For example, a shutdown of the U.S. federal government could delay the regulatory review and approval process associated with drilling or developmental activities within our license areas in the U.S. Gulf of Mexico. The final determination on whether to drill or develop any of these locations will be dependent upon the factors described elsewhere in this report as well as, to some degree, the results of our drilling and production activities with respect to our established wells and drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled or infrastructure installed or modified within our expected timeframe or at all or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. As such, our actual drilling and development activities may be materially different from our current expectations, which could adversely affect our results of operations and financial condition.
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
Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2018, we have unfulfilled drilling obligations in one of our Mauritania petroleum contracts. In certain other petroleum contracts, we are in the initial exploration phase, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.
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
We may be liable for certain costs if third parties who contract with us are unable to meet their commitments under such agreements. We are currently exposed to credit risk through joint interest receivables from our block and/or unit partners. If any of our partners in the blocks or unit in which we hold interests are unable to fund their share of the exploration and development expenses, we may be liable for such costs. In the past, certain of our partners have not paid their share of block costs in the time frame required by the joint operating agreements for these blocks. This has resulted in such party being in default, which in return requires Kosmos and its non‑defaulting block partners to pay their proportionate share of the defaulting party’s costs during the default period. Should a default not be cured, Kosmos could be required to pay its share of the defaulting party’s costs going forward.
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
The unit partners’ respective interests in the Jubilee Unit and Greater Tortue Ahmeyim Unit are subject to redetermination and our interests in such unit may decrease as a result.
The interests in and development of the Jubilee Field are governed by the terms of the Jubilee UUOA. The parties to the Jubilee UUOA, the collective interest holders in each of the WCTP and DT Blocks, initially agreed that interests in the Jubilee Unit will be shared equally, with each block deemed to contribute 50% of the area of such unit. The respective interests in the Jubilee Unit were therefore initially determined by the respective interests in such contributed block interests. Pursuant to the terms of the Jubilee UUOA, the percentage of such contributed interests is subject to a process of redetermination once sufficient development work has been completed in the unit. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.4% for the WCTP Block and 45.6% for the DT Block. Our Unit Interest (participating interest in the Jubilee Unit) was increased from 23.5% to 24.1%. An additional redetermination could occur sometime if requested by a party that holds greater than a 10% interest in the Jubilee Unit. We cannot assure you that any redetermination pursuant to the terms of the Jubilee UUOA will not negatively affect our interests in the Jubilee Unit or that such redetermination will be satisfactorily resolved.
The interests in and development of the Greater Tortue Ahmeyim Field are governed by the terms of the GTA UUOA. The parties to the GTA UUOA, the collective interest holders in each of the Mauritania Block C8 and Senegal Saint Louis Offshore Profond blocks, initially agreed that interests in the Greater Tortue Ahmeyim Unit will be shared equally, with each block deemed to contribute 50% of the area of such unit. The respective interests in the Greater Tortue Ahmeyim Unit were therefore initially determined by the respective interests in such contributed block interests. Pursuant to the terms of the GTA UUOA, the percentage of such contributed interests is subject to a process of redetermination once sufficient development work has been completed in the unit. We cannot assure you that any redetermination pursuant to the terms of the GTA UUOA will not negatively affect our interests in the Greater Tortue Ahmeyim Unit or that such redetermination will be satisfactorily resolved.

We are not, and may not be in the future, the operator on all of our license areas and facilities and do not, and may not in the future, hold all of the working interests in certain of our license areas. Therefore, we have reduced control over the timing of exploration or development efforts, associated costs, and the rate of production of any non‑operated and to an extent, any non‑wholly-owned, assets.
As we carry out our exploration and development programs, we have arrangements with respect to existing license areas and may have agreements with respect to future license areas that result in a greater proportion of our license areas being operated by others. Currently, we are not the operator of the Jubilee Unit, the TEN fields, Ceiba and Okume or certain producing fields in the U.S. Gulf of Mexico and do not hold operatorship in certain other offshore blocks. In addition, our agreements with BP and Chevron contemplate that operatorship will be transitioned fully to these companies in our Cote d'Ivoire (BP) and Suriname (Chevron) acreage upon a commercial discovery. As a result, we may have limited ability to exercise influence over the operations of the discoveries or prospects operated by our block or unit partners, or which are not wholly-owned by us, as the case may be. Dependence on block or unit partners could prevent us from realizing our target returns for those discoveries or prospects. Further, because we do not have majority ownership in all of our properties, we may not be able to control the timing, or the scope, of exploration or development activities or the amount of capital expenditures and, therefore, may not be able to carry out one of our key business strategies of minimizing the cycle time between discovery and initial production. The success and timing of exploration and development activities will depend on a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	if the activity is operated by one of our block partners, the operator’s expertise and financial resources;

•	approval of other block partners in drilling wells;

•	the scheduling, pre‑design, planning, design and approvals of activities and processes;

•	selection of technology;

•	the available capacity of processing facilities and related pipelines; and

•	the rate of production of reserves, if any.
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
The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2018.
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
Our performance and success largely depend on the ability, expertise, judgment and discretion of our management and the ability of our technical team to identify, discover, evaluate and develop reserves. The loss or departure of one or more members of our management and technical team could be detrimental to our future success. Additionally, a significant amount of shares in Kosmos held by members of our management and technical team has vested. There can be no assurance that our management and technical team will remain in place. If any of these officers or other key personnel retires, resigns or becomes unable to continue in their present roles and is not adequately replaced, our results of operations and financial condition could be materially adversely affected. Our ability to manage our growth, if any, will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.
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
All of our proved reserves, oil production and cash flows from operations are currently associated with our licenses offshore Ghana, Equatorial Guinea, and U.S. Gulf of Mexico. Should any event occur which adversely affects such proved reserves, oil production and cash flows from these licenses, including, without limitation, any event resulting from the risks and uncertainties outlined in this “Risk Factors” section, our business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.
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
In Ghana, we currently produce associated gas from the Jubilee and TEN fields. A gas pipeline from the Jubilee Field has been constructed to transport such natural gas for processing and sale. However, we granted the Government of Ghana the first 200 Bcf of natural gas exported from the Jubilee Field to shore at zero cost. Through December 31, 2018, the Jubilee partners have provided approximately 99 Bcf from the Jubilee Field to Ghana. Thus, in Ghana, it is forecasted to be a few years before we are able to commercialize the Jubilee Field natural gas. We do not currently book proved gas reserves associated with natural gas sales from the Jubilee Field in Ghana. However, we expect to book gas reserves upon finalization and execution of a gas sales agreement for such Jubilee Field natural gas that will have a price associated with it. A gas pipeline from the TEN fields to the Jubilee Field was completed in the first quarter of 2017 to transport associated natural gas as well as non-associated natural gas for processing and sale. We finalized the TAG GSA, and as a result, we booked proved gas reserves for the associated natural gas from the TEN fields in Ghana. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields non-associated gas, a portion of the remaining gas may be recognized as reserves.

In Mauritania and Senegal, we plan to export the majority of our gas resource to the liquefied natural gas (“LNG”) market. However, that plan is contingent on making final investment decisions on our gas discoveries and constructing the necessary infrastructure to produce, liquefy and transport the gas to the market as well as finding LNG purchasers. Additionally, such plans are contingent upon receipt of required partner and government approvals.

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
Additionally, the future exploitation and sale of associated and non‑associated natural gas and liquids and LNG will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. The Government of Ghana completed the construction and connection of a gas pipeline from the Jubilee Field and the pipeline between the Jubilee and TEN fields to transport such natural gas to the mainland for processing and sale was completed in the first quarter of 2017. However, the uptime of the facility in future periods is not known. In the absence of the continuous removal of large quantities of natural gas it is anticipated that we will either need to flare such natural gas in order to maintain crude oil production or reduce crude oil production. Currently, we have been issued permits from the Ghana EPA to flare natural gas produced from the Jubilee and TEN Fields in limited quantities. If we are unable to resolve potential issues related to the continuous removal of associated natural gas in large quantities, our oil production will be negatively impacted.
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
Our operations may be materially adversely affected by tropical storms and hurricanes.

Tropical storms, hurricanes and the threat of tropical storms and hurricanes often result in the shutdown of operations, particularly in the U.S. Gulf of Mexico, as well as operations within the path and the projected path of the tropical storms or hurricanes. In addition, climate change could result in an increase in the frequency and severity of tropical storms, hurricanes or other extreme weather events. Weather events have caused significant disruption to the operations of offshore and coastal facilities in the U.S. Gulf of Mexico region. In the future, during a shutdown period, we may be unable to access wellsites and our services may be shut down. Additionally, tropical storms or hurricanes may cause evacuation of personnel and damage to our platforms and other equipment, which may result in suspension of our operations. The shutdowns, related evacuations and damage can create unpredictability in activity and utilization rates, as well as delays and cost overruns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Deepwater exploration generally involves greater operational and financial risks than exploration in shallower waters. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of equipment failure and usually higher drilling costs. In addition, there may be production risks of which we are currently unaware. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in loss of production, significant liabilities, cost overruns or delays. For example, we have experienced mechanical issues in the Jubilee Field, including failures of its gas and water injection facilities on the FPSO, and are currently working to complete remediation of the turret bearing issue on the FPSO. The equipment downtime caused by these mechanical issues negatively impacted oil production during the year.

In addition, Kosmos and its Jubilee partners determined that the risers of the FPSO have experienced increased levels of stress compared to their original design basis, which may cause these risers to suffer operational fatigue earlier than originally anticipated. The Jubilee partnership has performed remediation work on the water injection risers and additional work may be required on the gas injection riser depending on the analysis of instrumentation data of the risers to make a final determination if operational fatigue has occurred. Such remediation efforts may negatively impact oil production, and/or result in additional expenses.

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
Multiple discovered fields and a significant portion of our proved reserves are located offshore Ghana. The WCTP petroleum contract, the DT petroleum contract and the Jubilee UUOA cover the two blocks and the Jubilee and TEN fields that form the basis of our current operations in Ghana. Pursuant to these petroleum contracts, most significant decisions, including our plans for development and annual work programs, must be approved by GNPC, the Ghanaian Revenue Authority (the “GRA”), the Petroleum Commission and/or Ghana’s Ministry of Energy. We have previously had disagreements with the Ministry of Energy and GNPC regarding certain of our rights and responsibilities under these petroleum contracts, the 1984 Ghanaian Petroleum Law and the Internal Revenue Act, 2000 (Act 592) (the “Ghanaian Tax Law”). These included disagreements over sharing information with prospective purchasers of our interests, pledging our interests to finance our development activities, potential liabilities arising from discharges of small quantities of drilling fluids into Ghanaian territorial waters, the failure to approve the proposed sale of our Ghanaian assets, assertions that could be read to give rise to taxes or other payments payable under the Ghanaian Tax Law, failure to approve PoDs relating to certain discoveries offshore Ghana and the relinquishment of certain exploration areas on our licensed blocks offshore Ghana. The resolution of certain of these disagreements required us to pay agreed settlement costs to GNPC and/or the government of Ghana.
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

A large portion of our current exploration licenses are located in Africa and South America. Some or all of these licenses could be affected should any region experience any of the following factors (among others):

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
Oil and natural gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes in energy policies or the personnel administering them), changes in laws and policies governing operations of foreign‑based companies, expropriation of property, cancellation or modification of contract rights, revocation of consents or approvals, obtaining various approvals from regulators, foreign exchange restrictions, currency fluctuations, royalty increases and other risks arising out of foreign governmental sovereignty, as well as risks of loss due to civil strife, acts of war, guerrilla activities, terrorism, acts of sabotage, territorial disputes and insurrection. In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities, as it is the case in Ghana, where the GRA previously disputed certain tax deductions we had claimed in prior fiscal years’ Ghanaian tax returns as non‑allowable under the terms of the Ghanaian Petroleum Income Tax Law, as well as non‑payment of certain transactional taxes and other payments.
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
Our operations may also be adversely affected by laws and policies of the jurisdictions, including the jurisdictions where our oil and gas operating activities are located as well as the United Kingdom and the Cayman Islands and other jurisdictions in which we do business, that affect foreign trade and taxation. Changes in any of these laws or policies or the implementation thereof could materially and adversely affect our financial position, results of operations and cash flows.

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
For example, Ghana’s Parliament has enacted the Petroleum Revenue Management Act, the Petroleum Commission Act of 2011, and the 2016 Ghanaian Petroleum Law. There can be no assurance that these laws will not seek to retroactively, either on their face or as interpreted, modify the terms of the agreements governing our license interests in Ghana, including the WCTP and DT petroleum contracts and the Jubilee UUOA, require governmental approval for transactions that effect a direct or indirect change of control of our license interests or otherwise affect our current and future operations in Ghana. Any such changes may have a material adverse effect on our business. We also cannot assure you that government approval will not be needed for direct or indirect transfers of our petroleum agreements or interests thereunder based on existing legislation.
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
In addition, we expect continued and increasing attention to climate change issues and emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion). For example, in April 2016, 195 nations, including Ghana, Mauritania, Sao Tome and Principe, Senegal, Suriname and the U.S., signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is in effect a successor to the Kyoto Protocol, an international treaty aimed at reducing emissions of GHGs, to which various countries and regions, including Ghana, Mauritania, Sao Tome and Principe, Senegal and Suriname, are parties. The Kyoto Protocol has been extended by amendment until 2020. It cannot be determined at this time what effect the Paris Agreement, and any related GHG emissions targets, regulations or other requirements, will have on our business, results of operations and financial condition. It also cannot be determined what impact the U.S.'s announced withdrawal from the Paris Agreement will have on international climate change regulation. This regulatory uncertainty, however, could result in a disruption to our business or operations. The physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including through increased severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process‑related services provided by our third‑party contractors.
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
Future activist efforts could result in the following:

•	delay or denial of drilling permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions or delays on our ability to obtain additional seismic data;

•	restrictions on installation or operation of gathering or processing facilities;

•	restrictions on the use of certain operating practices;

•	legal challenges or lawsuits;

•	damaging publicity about us;

•	increased regulation;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties and/or undertake production operations.
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
Because we maintain a diversified portfolio of assets overseas, the complexity and types of legal procedures with which we may become involved may vary, and we could incur significant legal and support expenses in different jurisdictions. If we are not able to successfully defend ourselves, there could be a delay or even halt in our exploration, development or production activities or other business plans, resulting in a reduction in reserves, loss of production and reduced cash flows. Legal proceedings could result in a substantial liability and/or negative publicity about us and adversely affect the price of our common stock. In addition, legal proceedings distract management and other personnel from their primary responsibilities.
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
Market volatility and reduced consumer demand may increase economic uncertainty. Many developed countries are constrained by long term structural government budget deficits and international financial markets and credit rating agencies are pressing for budgetary reform and discipline. This need for fiscal discipline is balanced by calls for continuing government stimulus and social spending as a result of the impacts of the global economic crisis. As major countries implement government fiscal reform, such measures, if they are undertaken too rapidly, could further undermine economic recovery, reducing demand and slowing growth. Impacts of the crisis have spread to China and other emerging markets, which have fueled global economic development in recent years, slowing their growth rates, reducing demand, and resulting in further drag on the global economy.
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
To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have and may in the future enter into derivative arrangements for a portion of our oil and natural gas production, including, but not limited to, puts, collars and fixed‑price swaps. In addition, we may in the future, hold swaps designed to hedge our interest rate risk. We do not currently designate any of our derivative instruments as hedges for accounting purposes and record all derivative instruments on our balance sheet at fair value. Changes in the fair value of our derivative instruments are recognized in earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.
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
Certain provisions of the indenture governing the Senior Notes could make it more difficult or more expensive for a third party to acquire us, or may even prevent a third party from acquiring us. For example, upon the occurrence of a “change of control triggering event” (as defined in the indenture governing the Senior Notes), holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. By discouraging an acquisition of us by a third party, these provisions could have the effect of depriving the holders of our common stock of an opportunity to sell their common stock at a premium over prevailing market prices.

Our level of indebtedness may increase and thereby reduce our financial flexibility.
At December 31, 2018, we had $1,325.0 million outstanding and $375.0 million of committed undrawn capacity, which includes the $200 million in additional commitments secured in the fourth quarter of 2018, under our commercial debt facility, subject to borrowing base availability. As of December 31, 2018, we had $325 million outstanding under the Corporate Revolver and the undrawn availability was $75.0 million. As of December 31, 2018, there were seven outstanding letters of credit totaling $14.4 million under the letter of credit facility agreement and $525.0 million principal amount of Senior Notes outstanding. We also currently have, and may in the future incur, significant off balance sheet obligations. In the future, we may incur significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.
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
We are a holding company, and our subsidiaries own all of our assets and conduct all of our operations. Accordingly, our ability to make payments of interest and principal on the Senior Notes and commercial debt facility will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries will not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of the Senior Notes or the commercial debt facility. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indenture governing the Senior Notes limits the ability of our subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments to us, with significant qualifications and exceptions. In addition, the terms of the commercial debt facility limit the ability of the obligors thereunder, including our material operating subsidiaries that hold interests in our assets located offshore Ghana and Equatorial Guinea and their intermediate parent companies (other than Kosmos Energy Holdings) to provide cash to us through dividend, debt repayment or intercompany lending. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes and commercial debt facility.
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
The success of a significant acquisition (e.g., our acquisition of DGE) will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, increased interest expense associated with debt incurred or assumed in connection with the transaction, adverse changes in oil and gas industry conditions, or by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties, including the assumption of health, safety, and environmental or other liabilities in connection with the acquisition. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.
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

Risks Relating to Our Common Stock
Our share price may be volatile, and purchasers of our common stock could incur substantial losses.
Our share price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including, but not limited to:

•	the price of oil and natural gas;

•	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;

•	operational incidents;

•	regulatory developments in the United States and foreign countries where we operate;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the industries in which we compete and issuance of new or changed securities;

•	analysts’ reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	the issuance or sale of any additional securities of ours;

•	investor perception of our company and of the industry in which we compete; and

•	general economic, political and market conditions.
A substantial portion of our total issued and outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Substantially all of the remaining shares of common stock are restricted securities as defined in Rule 144 under the Securities Act (unless they have been sold pursuant to Rule 144 to date). Restricted securities may be sold in the U.S. public market only if registered or if they qualify for an exemption from registration, including by reason of Rule 144 or Rule 701 under the Securities Act. All of our restricted shares are eligible for sale in the public market, subject in certain circumstances to the volume, manner of sale limitations with respect to shares held by our affiliates and other limitations under Rule 144. Additionally, we have registered all our shares of common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these share awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell common stock, could reduce the market price of our common stock.
Holders of our common stock will be diluted if additional shares are issued.
We may issue additional shares of common stock, preferred shares, warrants, rights, units and debt securities for general corporate purposes, including, but not limited to, repayment or refinancing of borrowings, working capital, capital expenditures, investments and acquisitions. We continue to actively seek to expand our business through complementary or strategic acquisitions, and we may issue additional shares of common stock in connection with those acquisitions. We also issue restricted shares to our executive officers, employees and independent directors as part of their compensation. If we issue additional shares of common stock in the future, it may have a dilutive effect on our current outstanding shareholders.
Item 1B.  Unresolved Staff Comments
Not applicable.

Item 2.  Properties
See “Item 1. Business.” We also have various operating leases for rental of office space, office and field equipment, and vehicles. See “Item 8. Financial Statements and Supplementary Data—Note 15—Commitments and Contingencies” for the future minimum rental payments. Such information is incorporated herein by reference.
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
In July 2018, the ICC issued its Final Award in the arbitration in favor of Kosmos. As a result, we recovered from Tullow Ghana Limited disputed charges in the amount of $12.9 million in the form of cash payments and offsets against other unrelated joint venture costs, which include amounts previously paid under protest as well as certain costs and fees incurred pursuing the arbitration. Additionally, we were not required to fund a portion, estimated by Tullow to be approximately $50.8 million, of Tullow's liability to Seadrill.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Trading Summary
Our common stock is traded on the NYSE and LSE under the symbol KOS.
As of February 20, 2019, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common stock was 64. On February 20, 2019, the last reported sale price of Kosmos’ common stock, as reported on the NYSE, was $5.82 per share.
We anticipate we may begin to pay dividends on our common stock beginning in fiscal year 2019 following our redomestication to Delaware. Certain of our subsidiaries are currently restricted in their ability to pay dividends to us pursuant to the terms of the Senior Notes, the Facility and the Corporate Revolver unless we meet certain conditions, financial and otherwise. Any decision to pay dividends in the future is at the discretion of our board of directors and depends on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant.
Issuer Purchases of Equity Securities
Under the terms of our Long Term Incentive Plan (“LTIP”), we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, at either the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the minimum statutory tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. In addition, in November 2018, Kosmos repurchased 35 million shares of our common stock from funds affiliated with Warburg Pincus LLC in a privately negotiated transaction at a price per share of $5.38. The following table outlines the total number of shares purchased during fiscal year 2018 and the average price paid per share.

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
(In thousands)
January 1, 2018—January 31, 2018	74	$6.85
February 1, 2018—February 28, 2018	—	—
March 1, 2018—March 31, 2018	—	—
April 1, 2018—April 30, 2018	—	—
May 1, 2018—May 31, 2018	—	—
June 1, 2018—June 30, 2018	—	—
July 1, 2018—July 31, 2018	—	—
August 1, 2018—August 31, 2018	—	—
September 1, 2018—September 30, 2018	—	—
October 1, 2018—October 31, 2018	—	—
November 1, 2018—November 30, 2018	35,000	5.38
December 1, 2018—December 31, 2018	—	—
Total	35,074	5.38

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
The following graph illustrates changes over the five-year period ended December 31, 2018, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

	December 31,
	2013	2014	2015	2016	2017	2018
Kosmos Energy Ltd. (KOS)	$100.00	$75.05	$46.51	$62.70	$61.27	$36.40
S&P 500 (SPX)	100.00	113.68	115.24	129.02	157.17	150.27
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	87.53	66.34	83.40	83.63	67.49

Item 6.  Selected Financial Data
The following selected consolidated financial information set forth below as of and for the five years ended, December 31, 2018, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”
Consolidated Statements of Operations Information:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenue	$886,666	$578,139	$310,377	$446,696	$855,877
Gain on sale of assets	7,666	—	—	24,651	23,769
Other income, net	8,037	58,697	74,978	209	3,092
Total revenues and other income	902,369	636,836	385,355	471,556	882,738
Costs and expenses:
Oil and gas production	224,727	126,850	119,367	105,336	100,122
Facilities insurance modifications, net	6,955	(820)	14,961	—	—
Exploration expenses	301,492	216,050	202,280	156,203	93,519
General and administrative	99,856	68,302	87,623	136,809	135,231
Depletion and depreciation	329,835	255,203	140,404	155,966	198,080
Interest and other financing costs, net	101,176	77,595	44,147	37,209	45,548
Derivatives, net	(31,430)	59,968	48,021	(210,649)	(281,853)
Restructuring charges	—	—	—	—	11,742
(Gain)loss on equity method investment	(72,881)	6,252	—	—	—
Other expenses, net	(6,501)	5,291	23,116	5,246	2,081
Total costs and expenses	953,229	814,691	679,919	386,120	304,470
Income (loss) before income taxes	(50,860)	(177,855)	(294,564)	85,436	578,268
Income tax expense (benefit)	43,131	44,937	(10,784)	155,272	298,898
Net income (loss)	$(93,991)	$(222,792)	$(283,780)	$(69,836)	$279,370

Net income (loss) per share:
Basic	$(0.23)	$(0.57)	$(0.74)	$(0.18)	$0.73
Diluted	$(0.23)	$(0.57)	$(0.74)	$(0.18)	$0.72

Weighted average number of shares used to compute net income (loss) per share:
Basic	404,585	388,375	385,402	382,610	379,195
Diluted	404,585	388,375	385,402	382,610	386,119

Consolidated Balance Sheets Information:

	December 31,
	2018	2017	2016	2015(1)(2)	2014(1)
	(In thousands)
Cash and cash equivalents	$173,515	$233,412	$194,057	$275,004	$554,831
Total current assets	509,700	533,602	475,187	734,148	1,010,476
Total property and equipment, net	3,459,701	2,317,828	2,708,892	2,322,839	1,784,846
Total other assets	118,788	341,173	157,386	146,063	131,537
Total assets	4,088,189	3,192,603	3,341,465	3,203,050	2,926,859
Total current liabilities	384,308	428,730	370,025	456,741	448,771
Total long-term liabilities	2,762,403	1,866,761	1,890,241	1,420,796	1,139,129
Total shareholders’ equity	941,478	897,112	1,081,199	1,325,513	1,338,959
Total liabilities and shareholders’ equity	4,088,189	3,192,603	3,341,465	3,203,050	2,926,859
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

Consolidated Statements of Cash Flows Information:

	December 31,
	2018	2017	2016(1)	2015(1)	2014(1)
	(In thousands)
Net cash provided by (used in):
Operating activities	$260,491	$236,617	$52,077	$440,779	$443,586
Investing activities	(985,138)	(152,565)	(537,763)	(796,433)	(368,603)
Financing activities	605,277	(52,261)	448,019	79,634	(139,184)
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

Overview
Kosmos is a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable exploration program balanced between proven basin infrastructure-led exploration (Equatorial Guinea and U.S. Gulf of Mexico), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire, Namibia and Sao Tome and Principe).

Recent Developments
Shell Alliance

In October 2018, Kosmos entered into a strategic exploration alliance with Shell Exploration Company B.V. (“Shell”) to jointly explore in Southern West Africa. Initially the alliance will focus on Namibia where Kosmos has completed a farm-in to Shell's acreage in PEL 39, and Sao Tome & Principe where we have entered into exclusive negotiations for Shell to take an interest in Kosmos’ acreage in Blocks 5, 6, 11, and 12. As part of the alliance, the two companies will also jointly evaluate opportunities in adjacent geographies. This alliance is consistent with Kosmos’ strategy of partnering with supermajors to leverage complementary skill sets. Shell has deep expertise in carbonate plays, while Kosmos brings significant knowledge of the Cretaceous in West Africa. Furthermore, by working with Shell, Kosmos has a partner with the expertise to move exploration successes efficiently through the development stage.

Corporate

In February 2018, the Company amended and restated our commercial debt facility (the "Facility") with a total commitment of $1.7 billion after the election to exercise $0.2 billion of additional commitments in December 2018, with additional commitments up to $0.3 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. As a result of the financing, we recorded a $4.1 million loss on the extinguishment of debt in the first quarter of 2018.

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

See “—Liquidity and Capital Resources” for additional information regarding the Facility and the Corporate Revolver.

Our revolving letter of credit facility agreement ("LC Facility") has flexibility that allows us to increase or decrease the available amount as needed if the existing lender increases its commitment or if commitments from new financial institutions are added. In February 2018, the LC Facility was increased to $73.0 million to facilitate the issuance of additional letters of credit. In July 2018 and December 2018, the LC Facility size was voluntarily reduced to $40.0 million and $20.0 million, respectively, based on the expiration of several large outstanding letters of credit.
In November 2018, Kosmos repurchased 35 million shares of our common stock from funds affiliated with Warburg Pincus LLC in a privately negotiated transaction at a price per share of $5.38 per share. The total aggregate purchase price for the share repurchase was approximately $188.0 million.

In December 2018, Kosmos changed its jurisdiction of incorporation from Bermuda to the State of Delaware (the "Redomestication"). Kosmos Energy Ltd. discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda and, pursuant to Section 265 of the DGCL, continued its existence under the DGCL as a corporation organized in the State of Delaware. The Company did not change its name in connection with the Redomestication and the Company’s common stock will continue to trade on the NYSE and the LSE under the symbol “KOS”. See “Item 1. Business-Corporate Information” for additional detail.

Following our Redomestication, Kosmos Energy Ltd., will file a consolidated U.S income tax return with its wholly-owned U.S. subsidiaries, subject to a 21% U.S. statutory tax rate. Prior to the Redomestication Kosmos Energy Ltd.'s pre-tax losses were subject to a 0% Bermuda statutory tax rate.

Ghana
Jubilee

During the year ended December 31, 2018, Jubilee production averaged approximately 78,000 bopd as two new producer wells were brought online during 2018. Production from these wells, together with enhancements to gas handling capacity, is expected to increase production towards the FPSO nameplate capacity of 120,000 bopd. The Jubilee turret remediation work is progressing as planned. Kosmos and its partners completed the lifting and locking of the main turret bearing, and the rotation of the vessel to its final heading in the second half of 2018. Permanent spread mooring of the vessel is expected to be completed around mid-year 2019.

The financial impact of lower Jubilee production due to the turret bearing issue, as well as the additional expenditures associated with the damage to the turret bearing, is mitigated through a combination of the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners, and the corporate Loss of Production Income (“LOPI”) insurance procured by Kosmos.
Tweneboa, Enyenra and Ntomme ("TEN")

During the year ended December 31, 2018, TEN production averaged approximately 64,500 bopd as one new producer well at Ntomme came online. Kosmos expects a second new production well, due to be brought online in in the first quarter of 2019, to increase production towards the FPSO nameplate capacity. The TEN FPSO has previously been tested at rates above the 80,000 bopd nameplate capacity, and Kosmos expects to further test this capacity in 2019 as additional wells come online.

Other

A second rig, which arrived in Ghana in September 2018, is being used for drilling operations, with the first rig set up for a continuous completion program. Taking advantage of low rig rates in the current environment is expected to accelerate the addition of new wells in Ghana, increasing Jubilee and TEN production towards their FPSO capacities.

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

In July 2018, the International Chamber of Commerce ("ICC") issued its Final Award in the arbitration in favor of Kosmos. As a result, we recovered from Tullow Ghana Limited the disputed charges in the amount of $12.9 million in the form of cash payments and offsets against other unrelated joint venture costs, which include amounts previously paid under protest as well as certain costs and fees incurred pursuing the arbitration. Additionally, we were not required to fund a portion, estimated by Tullow to be approximately $50.8 million, of Tullow's liability to Seadrill.

U.S. Gulf of Mexico

In September 2018, we completed the acquisition of Deep Gulf Energy (together with its subsidiaries "DGE"), a deepwater company operating in the U.S. Gulf of Mexico, from First Reserve Corporation and other shareholders for a total consideration of $1.275 billion, comprised of $952.6 million in cash, $307.9 million in Kosmos common stock and $14.9 million of transaction related costs. We funded the cash portion of the purchase price using cash on hand and drawings under our existing credit facilities.

As part of the DGE transaction, Kosmos acquired a portfolio of producing assets, infrastructure-led exploration growth assets, and a high-quality inventory of exploration prospects. During the third quarter, the Nearly Headless Nick prospect (22.0% working interest) was successfully drilled to a total depth of 19,052 feet and encountered approximately 85 feet of net pay in the Middle Miocene objective within the Mississippi Canyon 387 block. Nearly Headless Nick, a subsea tie back, which is expected to be brought online through the Delta House facility in the fourth quarter 2019, adds near-term reserves and production growth.

During the third quarter of 2018, Kosmos expanded its inventory as one of the most active participants in U.S. Gulf of Mexico Lease Sale 251 in which we were awarded seven new deepwater blocks. As part of the Company’s strategy to expand its position in the U.S. Gulf of Mexico, Kosmos incurred approximately $50.0 million of exploration expense to acquire seismic over new prospective areas and to re-license seismic over existing fields during the third quarter.

In late September, a second development well was brought online at Odd Job in Mississippi Canyon Block 215 (54.9% WI) and connected to the Delta House facility, providing near-term growth at the field. A third Odd Job well located in Mississippi Canyon Block 214 (61.1% working interest) drilled in May 2018 is expected to start production through existing subsea infrastructure to the Delta House facility in the fourth quarter 2019.

During the fourth quarter of 2018, the Tornado #3 development well (35.0% working interest) was successfully drilled to a total depth of 21,600 feet and encountered approximately 130 feet of net pay in the Pliocene objective within the Green Canyon

Block 281. Tornado #3, a subsea tie back, is expected to be brought online through the Helix Producer I, the vessel to which Tornado production flows, in the second quarter of 2019.

Our U.S. Gulf of Mexico production during the period from transaction close until the end of the 2018 averaged approximately 23,700 boepd (net) (~81% oil).

During the first quarter of 2019, Kosmos expanded its relationship with BP to grow Kosmos’ footprint in the deepwater U.S. Gulf of Mexico. The venture includes the evaluation of 18 jointly owned leases in the Garden Banks area and an opportunity to earn an interest in three additional blocks in other areas of the deepwater U.S. Gulf of Mexico. This agreement will allow both companies to leverage complementary skill sets to execute farm-in projects around existing infrastructure. Kosmos will be designated operator and plans to commence drilling operations on the first well in 2019.
During the first quarter of 2019, Kosmos executed a farm-in agreement with Chevron covering the right to earn an interest in a strategic block in the deepwater U.S. Gulf of Mexico. This agreement allows Kosmos another opportunity to execute its deepwater U.S. Gulf of Mexico strategy of lower risk prospects with the potential for subsea development near existing midstream infrastructure. Kosmos will be designated operator and plans to commence drilling operations in 2019.

Pre-tax income from our U.S. Gulf of Mexico operations are taxable at a 21% U.S. statutory tax rate. Our 2018 financial results reflect U.S. Gulf of Mexico operations from September 14, 2018 to December 31, 2018. Our financial results for 2019 will reflect a full-year of U.S. Gulf of Mexico operations, which will impact our overall effective tax rate.

Equatorial Guinea

In June 2018, we completed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period. The petroleum contract covers approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018) which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement which was completed in November 2018. In January 2019, entered into an agreement to acquire Ophir's remaining interest in and operatorship of the block, subject to customary governmental approvals, which will result in Kosmos owning an 80% interest in Block EG-24. GEPetrol has a 20% carried interest and should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest for all development and production operations.

In August 2018, we completed a farm-out agreement with a subsidiary of Trident Energy (“Trident”), covering blocks S, W and EG-21 offshore Equatorial Guinea resulting in a $7.7 million gain. Under the terms of the agreement, Trident acquired a 40% non-operated participating interest in the blocks and Kosmos remains the operator.

In November 2018, we completed a 3D seismic survey of approximately 9,500 square kilometers over blocks EG-21, EG-24, S and W offshore Equatorial Guinea, and approximately 200 square kilometers over Block G. The seismic will be processed with the objective of high grading prospects for drilling as early as 2019.

Production in Equatorial Guinea averaged approximately 44,100 bopd (gross) for the year ended December 31, 2018. Through December 2018, Kosmos has received approximately $258 million in dividends from the Kosmos-Trident joint venture (over 100 percent of the $231 million purchase price), which equates to a payback of less than one year.

Effective January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex will be accounted for under the proportionate consolidation method of accounting going forward. Pre-tax income from our interests in our Ceiba Field and Okume Complex are taxable in Equatorial Guinea at a 35% statutory tax rate, which will impact our overall effective tax rate.

Greater Tortue Ahmeyim

In February 2018, the governments of Mauritania and Senegal signed an Inter-Governmental Cooperation Agreement ("ICA"), which enabled the development of the cross-border Tortue natural gas field to continue moving forward. With this agreement in place, all major FEED contracts have been awarded by the operator.

In December 2018, Kosmos and its partners announced that a final investment decision for Phase 1 of the Greater Tortue Ahmeyim project has been agreed. The Greater Tortue Ahmeyim project will produce gas from a deepwater subsea system to a mid-water FPSO then to a FLNG facility at a nearshore hub located on the Mauritania and Senegal maritime border. The FLNG facility for Phase 1 is expected to deliver approximately 2.5 million tons per annum on average. The project will provide LNG for global export, as well as make gas available for domestic use in both Mauritania and Senegal. First gas for the project is expected in the first half of 2022. Following a competitive tender process and subject to final documentation, BP Gas Marketing has been selected as the buyer for the LNG offtake for all parties of Greater Tortue Ahmeyim Phase 1.

In February 2019, Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA. Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil company’s share of certain development costs. Kosmos’ total share for the two agreements combined is up to $239.7 million, which is to be repaid through the national oil companies’ share of future revenues.

Mauritania

In June 2018, we completed a 9,400 square kilometer survey over Block C18 offshore Mauritania.

Senegal
In February 2018, the Requin Tigre-1 exploration well was drilled to a total depth of 5,200 meters and designed to evaluate Cenomanian and Albian reservoirs in a structural-stratigraphic trap, charged from an underlying Neocomian-Valanginian source kitchen. The prospect was fully tested but did not encounter hydrocarbons. Post-well analysis is currently ongoing to determine the reasons it was unsuccessful. The well has been plugged and abandoned.

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
Sao Tome and Principe
In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe. We presently have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Principe ("ANP-STP") has a 15% carried interest in the blocks through exploration. The petroleum contracts cover approximately 13,600 square kilometers, with a first exploration period of four years from the effective date (March 2018). The exploration periods can be extended an additional four years at our election subject to fulfilling specific work obligations. The first exploration period work programs include a 13,500 square kilometer 3D seismic acquisition requirement across the two blocks.

Cote d'Ivoire
In May 2018, we completed a 3D seismic survey covering approximately 12,000 square kilometers over blocks CI-526, CI-602, CI-603, CI-707 and CI-708 offshore Cote d'Ivoire.

Namibia
In September 2018, we acquired a 45% non-operated participating interest in PEL 39 offshore Namibia. The block covers an area of approximately 3.1 million acres in water depth ranging from 250 to 3,000 meters. The blocks provide for multiple plays targeting Cretaceous deepwater systems. We believe the area is positioned within the interpreted oil mature window of the Aptian shale source rock with sands sourced from the Orange River. In January 2019, we completed a 3D seismic survey covering approximately 6,000 square kilometers. Processing of this data is currently underway. We are compiling an initial inventory of prospects on the license while integrating the new 3D seismic data in our geological evaluation during 2019 with a view to drilling as early as 2020.

Results of Operations
All of our results, as presented in the table below, represent operations from the Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico (commencing September 14, 2018, the DGE acquisition date), and our equity method investment offshore Equatorial Guinea. Certain operating results and statistics for the years ended December 31, 2018, 2017 and 2016 are included in the following tables:

	Year Ended December 31, 2018
	Kosmos	Equity Method Investment-Equatorial Guinea(1)	Total
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	12,673	5,228	17,901
Gas (MMcf)	2,268	—	2,268
NGL (MBbl)	179	—	179
Total (MBoe)	13,230	5,228	18,458
Revenues:
Oil sales	$874,382	$360,649	$1,235,031
Average oil sales price per Bbl	69.00	68.98	68.99
Gas sales	7,101	—	7,101
Average gas sales price per Mcf	3.13	—	3.13
NGL sales	5,183	—	5,183
Average NGL sales price per Bbl	29.00	—	28.96

Costs:
Oil and gas production, excluding workovers	$217,818	$73,843	$291,661
Oil and gas production, workovers	6,909	—	6,909
Total oil and gas production costs	$224,727	$73,843	$298,570

Depletion and depreciation	$329,835	$134,983	$464,818

Average cost per Boe:
Oil and gas production, excluding workovers	$16.46	$14.12	$15.80
Oil and gas production, workovers	0.52	—	0.38
Total oil and gas production costs	16.98	14.12	16.18

Depletion and depreciation	24.93	25.82	25.18
Oil and gas production cost and depletion and depreciation costs	$41.91	$39.94	$41.36
____________________________________

(1)
For the year ended December 31, 2018, we have presented our 50% share of the results of operations, including our basis difference which is reflected in depletion and depreciation. Under the equity method of accounting, we only recognize our share of the net income of KTIPI as adjusted for our basis differential, which is recorded in (Gain) loss on equity method investments, net in the consolidated statement of operations.

	Year Ended December 31, 2017
	Kosmos	Equity Method Investment-Equatorial Guinea(1)	Total
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	10,761	405	11,166
Gas (MMcf)	—	—	—
NGL (MBbl)	—	—	—
Total (MBoe)	10,761	405	11,166
Revenues:
Oil sales	$578,139	$27,307	$605,446
Average oil sales price per Bbl	53.73	67.42	54.22

Costs:
Oil and gas production, excluding workovers	$121,429	$7,755	$129,184
Oil and gas production, workovers	5,421	—	5,421
Total oil and gas production costs	$126,850	$7,755	$134,605

Depletion and depreciation	$255,203	$11,181	$266,384

Average cost per Boe:
Oil and gas production, excluding workovers	$11.28	$19.15	$11.57
Oil and gas production, workovers	0.50	—	0.48
Total oil and gas production costs	11.78	19.15	12.05

Depletion and depreciation	23.72	27.61	23.86
Oil and gas production cost and depletion and depreciation costs	$35.50	$46.76	$35.91
______________________________________

(1)
For the year ended December 31, 2017, we have presented our 50% share of the results of operations from the date of acquisition, November 28, 2017 through December 31, 2017, including our basis difference which is reflected in depletion and depreciation. Under the equity method of accounting, we only recognize our share of the net income of KTIPI as adjusted for our basis differential, which is recorded in (Gain) loss on equity method investments, net in the consolidated statement of operations.

Year Ended December 31,
2016
(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	6,756
Gas (MMcf)	—
NGL (MBbl)	—
Total (MBoe)	6,756
Revenues:
Oil sales	$310,377
Average oil sales price per Bbl	45.94

Costs:
Oil and gas production, excluding workovers	$119,758
Oil and gas production, workovers	(391)
Total oil and gas production costs	$119,367

Depletion and depreciation	$140,404

Average cost per Boe:
Oil and gas production, excluding workovers	$17.73
Oil and gas production, workovers	(0.06)
Total oil and gas production costs	17.67

Depletion and depreciation	20.78
Oil and gas production cost and depletion and depreciation costs	$38.45

The discussion of the results of operations and the period‑to‑period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.
Year Ended December 31, 2018 vs. 2017

	Years Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$886,666	$578,139	$308,527
Gain on sale of assets	7,666	—	7,666
Other income, net	8,037	58,697	(50,660)
Total revenues and other income	902,369	636,836	265,533
Costs and expenses:
Oil and gas production	224,727	126,850	97,877
Facilities insurance modifications, net	6,955	(820)	7,775
Exploration expenses	301,492	216,050	85,442
General and administrative	99,856	68,302	31,554
Depletion and depreciation	329,835	255,203	74,632
Interest and other financing costs, net	101,176	77,595	23,581
Derivatives, net	(31,430)	59,968	(91,398)
(Gain) loss on equity method investments, net	(72,881)	6,252	(79,133)
Other expenses, net	(6,501)	5,291	(11,792)
Total costs and expenses	953,229	814,691	138,538
Loss before income taxes	(50,860)	(177,855)	126,995
Income tax expense	43,131	44,937	(1,806)
Net loss	$(93,991)	$(222,792)	$128,801
The results of operations for our equity method investments are presented in "(Gain) loss on equity method investments, net." See “Item 8. Financial Statements and Supplementary Data—Note 7—Equity Method Investments" for additional information regarding our equity method investments.
Oil and gas revenue. Oil and gas revenue increased by $308.5 million primarily as a result of higher oil prices during the year ended December 31, 2018, compared to the year ended December 31, 2017. We sold 12,673 MBbl at an average realized price per barrel of $69.00 in 2018 and 10,761 MBbl at an average realized price per barrel of $53.73 in 2017. The increase in barrels sold is primarily a result of the DGE acquisition which was completed in September 2018.
Gain on sale of assets. In August 2018, we closed a farm-out agreement with Trident. As part of the transaction, we received proceeds in excess of our book basis resulting in a gain of $7.7 million.
Other income. Other income, net decreased by $50.7 million as we recognized $58.7 million of LOPI proceeds, net during the year ended December 31, 2017 related to the turret bearing issue on the Jubilee FPSO. The LOPI claim was finalized in June 2017.
Oil and gas production. Oil and gas production costs increased by $97.9 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily as a result of the impact of LOPI claim insurance proceeds recognized in 2017 related to increased costs due to turret issues, which reduced overall operating costs as well as credit accrual adjustments from the operator of the Jubilee and TEN fields recognized during the year ended December 31, 2017. The LOPI claim was finalized in June 2017 and therefore no proceeds were received in 2018. Additionally, we recognized $31.0 million of oil and gas production costs during 2018 related to the U.S. Gulf of Mexico as a result of the DGE acquisition.
Facilities insurance modifications, net. During the year ended December 31, 2018, we incurred $50.2 million of facilities insurance modification costs associated with the long-term solution to the Jubilee turret bearing issue. These costs were offset by

$43.2 million of hull and machinery insurance proceeds received during the year ended December 31, 2018, resulting in a net charge of $7.0 million. The difference between the amount of costs incurred and the insurance proceeds recovered are primarily related to timing. During the year ended December 31, 2017, we incurred $19.7 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue, which was offset by $20.5 million of hull and machinery insurance proceeds received during the year ended December 31, 2017, resulting in a net credit of $0.8 million.
Exploration expenses. Exploration expenses increased by $85.4 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change is primarily a result of $57.1 million of unsuccessful well costs related to Suriname drilling and $57.7 million of unsuccessful well costs for the Wawa-1 and Akasa-1 exploration wells in Ghana, which were previously capitalized as suspended well costs and approximately $60.0 million related to seismic acquisition costs in the U.S. Gulf of Mexico incurred in 2018. These increases were offset by $90.2 million of rig related costs incurred in 2017 but not 2018.
General and administrative. General and administrative costs increased by $31.6 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase is driven by costs related to acquisition activity, including the DGE acquisition, and the loss of our ability to charge out certain costs associated with the transfer of operatorship of the Greater Tortue Ahmeyim development project and WCTP Block to BP and Tullow, respectively. No U.S. Gulf of Mexico acquisition related general and administrative costs were included in the 2017 period.
Depletion and depreciation. Depletion and depreciation increased $74.6 million during the year ended December 31, 2018, as compared with the year ended December 31, 2017. The increase is primarily a result the DGE acquisition which added $59.8 million of depletion and depreciation for the U.S. Gulf of Mexico. The remaining increase is related to a higher depletion rate for the TEN fields as 2018 had seven Jubilee and four TEN liftings compared to eight Jubilee and three TEN liftings in 2017. Additionally, the Jubilee Field depletion increased as a result of costs associated with the Mahogany and Teak discovery areas moving into the Jubilee Field's depletable cost basis in the fourth quarter of 2017. No U.S. Gulf of Mexico acquisition related depletion and depreciation costs are included in the 2017 period.
Interest and other financing costs, net. Interest and other financing costs, net increased by $23.6 million primarily a result of a $17.9 million increase in interest related to a higher average interest rate on an increased outstanding debt balance, the result of the DGE acquisition. In addition, we expensed $4.3 million of existing unamortized debt issuance costs and deferred interest in connection with amending the Facility in first quarter 2018 and capitalized interest decreased $2.0 million versus 2017.
Derivatives, net. During the years ended December 31, 2018 and 2017, we recorded a gain and loss of $31.4 million and $60.0 million, respectively, on our outstanding hedge positions. The gain and loss recorded were a result of changes in the forward curve of oil prices during the respective periods.
(Gain) loss on equity method investments, net. (Gain) loss on equity method investments, net resulted in a $72.9 million gain on our equity method investment in KTIPI in 2018, compared to a $6.2 million net loss in 2017, the result of a loss on our equity method investment in Kosmos BP Senegal Limited ("KBSL") which more than offset the gain from KTIPI in 2017. KBSL ceased to be accounted for under the equity method of accounting in November 2017.
Other expenses, net. Other expenses, net decreased $11.8 million primarily related to the recovery of $12.9 million of disputed charges related to the arbitration award against Tullow Ghana in 2018.
Income tax expense (benefit). Income tax expense decreased by $1.8 million during the year ended December 31, 2018, as compared with the year ended December 31, 2017, primarily as a result of higher 2017 taxes due to changes in U.S. tax law, partially offset by higher 2018 pre-tax earnings in Ghana and U.S. Gulf of Mexico. The Company’s effective tax rates for the years ended December 31, 2018 and 2017 were 85% and 25%, respectively. The effective tax rates for the periods presented were impacted by losses, primarily related to exploration expenses, incurred in jurisdictions in which we are not subject to taxes and losses incurred in jurisdictions in which we have valuation allowances against our deferred tax assets, and therefore we do not realize any tax benefit on such expenses or losses, partially offset by 2018 income from our equity method investment. The effective tax rate in Ghana is impacted by higher oil revenue and lower oil derivative losses, partially offset by higher exploration and production expenses. The Ghanaian effective tax rate is impacted by the timing of non-deductible expenditures incurred associated with the damage to the turret bearing, due to the expected recovery from insurance proceeds. Any such insurance recoveries would not be subject to income tax.

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

General and administrative. General and administrative costs decreased by $19.3 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease is primarily a result of carried costs associated with the BP transaction and accrual adjustments from the Jubilee and TEN fields operator.
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

Liquidity and Capital Resources
We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to our strategy as a full-cycle E&P company. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt, as well as partner carries.
While we are presently in a strong financial position, commodity prices remain volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. To partially mitigate this price volatility, we maintain a hedging program. Our investment decisions are based on longer‑term commodity prices based on the long‑term nature of our projects and development plans. Also, BP has agreed to partially carry our exploration, appraisal and development program in Mauritania and Senegal up to a contractually agreed cap. Current commodity prices, combined with our hedging program, partner carries and our current liquidity position support our dividend and capital program for 2019.
As such, our 2019 capital budget is based on our exploitation and production plans for Ghana, Equatorial Guinea and the U.S. Gulf of Mexico, our infrastructure-led exploration program in Equatorial Guinea and the U.S. Gulf of Mexico our appraisal activities in our emerging basins and our basin opening exploration across the portfolio.
Our future financial condition and liquidity can be impacted by, among other factors, the success of our exploitation, exploration and appraisal drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil and gas, our ability to secure and maintain partners and their alignment with respect to capital plans, the actual cost of exploitation, exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.
As part of the Facility amendment and restatement process, the lenders approved a redetermination, setting the borrowing base under our Facility at $1.5 billion (effective February 22, 2018) which was increased to $1.7 billion (effective January 31,

2019) after the election to exercise $0.2 billion of additional commitments in the fourth quarter of 2018. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields.
Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016:

	Years Ended
	December 31,
	2018	2017	2016
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$260,491	$236,617	$52,077
Return of investment from KTIPI	184,664	—	—
Borrowings under long-term debt	1,175,000	200,000	450,000
Proceeds on sale of assets	13,703	222,068	210
	1,633,858	658,685	502,287
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	213,806	140,495	535,975
Other property	7,935	2,858	1,998
Acquisition of oil and gas properties	961,764	—	—
Equity method investment	—	231,280	—
Payments on long-term debt	325,000	250,000	—
Purchase of treasury stock	206,051	2,194	1,981
Deferred financing costs	38,672	67	—
	1,753,228	626,894	539,954
Increase (decrease) in cash, cash equivalents and restricted cash	$(119,370)	$31,791	$(37,667)
Net cash provided by operating activities. Net cash provided by operating activities in 2018 was $260.5 million compared with net cash provided by operating activities of $236.6 million in 2017 and $52 million in 2016, respectively. The increase in cash provided by operating activities in the year ended December 31, 2018 when compared to the same period in 2017 is primarily a result of an increase in oil and gas revenue and a decrease in exploration expenses related to the stacked rig costs and rig option cancellation payment, both recorded during the year ended December 31, 2017. These changes were offset by a lack of LOPI proceeds, an increase in unsuccessful well costs and an increase in payments related to derivative cash settlements. The increase in cash provided by operating activities in the year ended December 31, 2017 when compared to the same period in 2016 was primarily a result of an increase in oil and gas revenue combined with LOPI proceeds, and a decrease in exploration expense related to the stacked rig costs and rig option cancellation payment as well as a decrease in derivative cash settlements.

The following table presents our liquidity and financial position as of December 31, 2018:

December 31, 2018
(In thousands)
Cash and cash equivalents	$173,515
Restricted cash	12,101
Senior Notes at par	525,000
Drawings under the Facility	1,325,000
Drawings under the Corporate Revolver	325,000
Net debt	$1,989,384

Availability under the Facility(1)	$375,000
Availability under the Corporate Revolver	$75,000
Available borrowings plus cash and cash equivalents	$623,515
______________________________________

(1)
Includes letter agreements with existing financial institutions, entered into December 2018, which obligated the financial institutions to provide the Company with an additional commitment of $100 million in the aggregate under the Facility effective January 31, 2019.

Capital Expenditures and Investments
We expect to incur capital costs as we:

•	drill additional wells and execute exploitation activities in Ghana, Equatorial Guinea and in the U.S. Gulf of Mexico;
•execute infrastructure-led exploration efforts in the U.S. Gulf of Mexico and Equatorial Guinea

•	execute appraisal and exploration activities in a number of our exploration license areas; and
•acquire and analyze seismic on existing licenses and purchase seismic over new prospective areas.
We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our participating and carried interests in our prospects including disproportionate payment amounts, the costs involved in developing or participating in the development of a prospect, the timing of third‑party projects, the availability of suitable equipment and qualified personnel and our cash flows from operations. We also evaluate potential corporate and asset acquisition opportunities to support and expand our asset portfolio which may impact our budget assumptions. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate; or one or more of our assumptions proves to be incorrect or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.
2019 Capital Program
We estimate we will spend approximately $425-$475 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2019. This capital expenditure budget consists of:

•	Approximately 64% related to exploitation and production optimization activities across our Ghana, Equatorial Guinea and Gulf of Mexico assets

•	Approximately 19% related to our infrastructure-led exploration and development activities across Equatorial Guinea and the U.S. Gulf of Mexico

•	Approximately 2% related to the development of our world-scale discoveries in Mauritania and Senegal

•	Approximately 15% related to basin opening exploration efforts across our portfolio
The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our exploitation and drilling results among other factors. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil and the prices we receive from the sale of oil, our ability to effectively hedge future production volumes, the success of our multi-faceted exploration and appraisal drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploitation, exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.
Significant Sources of Capital
Facility
In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. In November 2018, the Company exercised its option with existing financial institutions to provide the Company with an additional commitment of $100 million in the aggregate under the Facility. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net. As of December 31, 2018, we have $40.5 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. In December 2018, the Company entered into letter agreements with existing financial institutions, which provided the Company with an additional commitment of $100 million in the aggregate under the Facility effective January 31, 2019. This took the total commitments to $1.7 billion as of January 31, 2019.
As of December 31, 2018, borrowings under the Facility totaled $1,325.0 million and the undrawn availability under the Facility was $375.0 million, which includes the additional commitments as referenced above.
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
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of December 31, 2018, we had no letters of credit issued under the Facility.
We have the right to cancel all the undrawn commitments under the amended and restated Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility contains customary cross default provisions.
We were in compliance with the financial covenants contained in the Facility as of September 30, 2018 (the most recent assessment date), which requires the maintenance of:

•	the field life cover ratio (as defined in the glossary), not less than 1.30x; and

•	the loan life cover ratio (as defined in the glossary), not less than 1.10x; and

•	the debt cover ratio (as defined in the glossary), not more than 3.5x; and

•	the interest cover ratio (as defined in the glossary), not less than 2.25x.
Corporate Revolver
In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This resulted in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.
As of December 31, 2018, borrowings under the Corporate Revolver totaled $325.0 million and the undrawn availability under the Corporate Revolver was $75.0 million.
Interest is the aggregate of the applicable margin (5.0%), LIBOR and mandatory cost (if any, as defined in the Corporate Revolver). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six‑month intervals after the first day of the interest period). We pay commitment fees on the undrawn portion of the total commitments. Commitment fees for the lenders are equal to 30% per annum of the respective margin when a commitment is available for utilization.
The Corporate Revolver, as amended in August 2018, expires on May 31, 2022. The available amount is not subject to borrowing base constraints. We have the right to cancel all the undrawn commitments under the Corporate Revolver. We are required to repay certain amounts due under the Corporate Revolver with sales of certain subsidiaries or sales of certain assets. If an event of default exists under the Corporate Revolver, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Corporate Revolver over certain assets held by us. The Corporate Revolver contains customary cross default provisions.
We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2018 (the most recent assessment date), which requires the maintenance of:

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
Revolving Letter of Credit Facility
In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility was $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitments or if commitments from new financial institutions are added. The LC Facility provides that we shall maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%.
In July 2016, we amended and restated the LC Facility, extending the maturity date to July 2019. Other amendments included increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. We may voluntarily cancel any commitments available under the LC Facility at any time. During the first quarter of 2017, the LC Facility size was increased to $115.0 million and in April 2017, we reduced the size of our LC Facility to $70 million. In February 2018, the LC Facility was increased to $73 million to facilitate the issuance of additional letters of credit. In July 2018 and December 2018, the LC Facility size was voluntarily reduced to $40.0 million and$20.0 million, respectively, based on the expiration of several large outstanding letters of credit. As of December 31, 2018, there were seven outstanding letters of credit totaling $14.4 million under the LC Facility. The LC Facility contains customary cross default provisions.

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
The Senior Notes mature on August 1, 2021. Interest is payable semi‑annually in arrears each February 1 and August 1 commencing on February 1, 2015 for the initial $300.0 million Senior Notes and August 1, 2015 for the additional $225.0 million Senior Notes. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our wholly-owned subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries (the “Guarantees”).
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
Collateral. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all currently outstanding shares, additional shares, dividends or other distributions paid in respect of such shares or any other property derived from such shares, in each case held by us in relation to our wholly-owned subsidiary, Kosmos Energy Holdings, pursuant to the terms of the Charge over Shares of Kosmos Energy Holdings dated as of December 20, 2018, among Kosmos Energy Delaware Holdings, LLC, Credit Agricole Corporate and Investment Bank, as Security and Intercreditor Agent, and Wilmington Trust, National Association, as Trustee to the Senior Notes. The Senior Notes share pari passu in the benefit of such equitable charge based on the respective amounts of the obligations under the Indenture and the amount of obligations under the Corporate Revolver. The Guarantees are not secured.

Contractual Obligations
The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2018:

	Payments Due By Year(4)
	Total	2019	2020	2021	2022	2023	Thereafter
Principal debt repayments(1)	$2,175,000	$—	$—	$685,600	$614,100	$305,100	$570,200
Interest payments on long-term debt(2)	593,217	147,936	145,347	137,715	73,236	47,528	41,455
Operating leases(3)	36,508	2,775	4,173	3,276	3,326	3,376	19,582
______________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015, borrowings under the Facility and the Corporate Revolver. The scheduled maturities of debt related to the Facility are based on, as of December 31, 2018, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)
Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and interest on the Senior Notes.

(3)	Primarily relates to corporate office and foreign office leases.

(4)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company's liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 11 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding these liabilities.

We currently have a commitment to drill one exploration well in Mauritania and Namibia and two exploration wells in Senegal. Our partner is obligated to fund our share of the cost of the exploration wells, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Sao Tome and Principe, we have a 3D seismic requirement of approximately 13,500 square kilometers.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal which obligate us separately to finance the respective national oil company’s share of certain development costs. Kosmos’ total share for the two agreements combined is up to $239.7 million, which is to be repaid through the national oil companies’ share of future revenues.

The following table presents maturities by expected debt maturity dates, the weighted-average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the debt’s estimated fair value. Weighted‑average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

	Years Ending December 31,						Asset (Liability) Fair Value at December 31,
	2019	2020	2021	2022	2023	Thereafter	2018
	(In thousands, except percentages)
Fixed rate debt:
Senior Notes	$—	$—	$525,000	$—	$—	$—	$(525,026)
Fixed interest rate	7.88%	7.88%	7.88%	—	—	—
Variable rate debt:
Facility(1)	$—	$—	$160,600	$289,100	$305,100	$570,200	$(1,325,000)
Corporate Revolver	—	—	—	325,000	—	—	(325,000)
Weighted average interest rate(2)	6.14%	5.99%	5.97%	6.03%	6.14%	6.82%
______________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of December 31, 2018. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)	Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves plus applicable margin at the reporting date. Excludes commitment fees related to the Facility and Corporate Revolver.

Off‑Balance Sheet Arrangements
We may enter into off‑balance sheet arrangements and transactions that can give rise to material off‑balance sheet obligations. As of December 31, 2018, our material off‑balance sheet arrangements and transactions include operating leases, supplemental bonds for plugging and abandonment and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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
Revenue Recognition. We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2018 and 2017, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Receivables. Our receivables consist of joint interest billings, oil sales and other receivables. For our Ghana oil sales receivable, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things.
Income Taxes. We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of changes in tax laws or tax rates, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2018 and 2017, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
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
We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 9—Derivative Financial Instruments and Note 10—Fair Value Measurements” for a description of the accounting procedures we follow relative to our derivative financial instruments.
The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2018:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2017	$(97,036)	$1,017	$(96,019)
Acquisition and novation of DGE contracts	(41,139)	—	$(41,139)
Changes in contract fair value	29,468	492	29,960
Contract maturities	139,451	(1,509)	137,942
Fair value of contracts outstanding as of December 31, 2018	$30,744	$—	$30,744

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

Commodity Price Sensitivity
The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2018:

				Weighted Average Price per Bbl					Asset (Liability)
									Fair Value at December 31,
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	2018(3)
2019
January — December	Three-way collars	Dated Brent	10,500	$1.17	$—	$43.81	$53.33	$73.58	$13,355
January — December	Sold calls(1)	Dated Brent	913	—	—	—	—	80.00	(9,465)
January — December	Swaps	NYMEX WTI	1,747	—	52.31	—	—	—	8,988
January — June	Collars	NYMEX WTI	339	—	—	—	57.77	63.70	3,968
January — December	Collars	Argus LLS	1,000	—	—	—	60.00	88.75	10,390
2020
January — December	Three-way collars	Dated Brent	2,000	$—	$—	$50.00	$60.00	$90.54	$9,181
January — December	Sold calls(1)(2)	Dated Brent	8,000	1.17	—	—	—	85.00	(6,108)
______________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)	Deferred premium payable to be paid January - December 2019.

(3)	Fair values are based on the average forward oil prices on December 31, 2018.
In January and February 2019, we entered into three-way collar contracts for 2.0 MMBbl from January 2020 through December 2020 with a sold put price of $40.00 per barrel, a floor price of $55.00 per barrel and a ceiling price of $75.00 per barrel. The contracts are indexed to Dated Brent prices and have a net deferred premium payable of $2.5 million.
At December 31, 2018, our open commodity derivative instruments were in a net asset position of $30.7 million. As of December 31, 2018, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $45.7 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $43.9 million.

Interest Rate Sensitivity
At December 31, 2018, we had indebtedness outstanding under the Facility of $1,325.0 million and the Corporate Revolver of $325.0 million, which bore interest at floating rates. The interest rate on this indebtedness as of December 31, 2018 was approximately 5.8% and 7.5%, respectively. If LIBOR increased 10% at this level of floating rate debt, we would pay an additional $4.2 million in interest expense per year. We pay commitment fees on the $275.0 million of undrawn availability under the Facility and on the $75.0 million of undrawn availability under the Corporate Revolver at December 31, 2018, which are not subject to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Kosmos Energy Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Dallas, Texas
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Kosmos Energy Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kosmos Energy Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Index item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Deep Gulf Energy, which is included in the 2018 consolidated financial statements of the Company and constituted 37% of total assets as of December 31, 2018 and 17% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Deep Gulf Energy.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 28, 2019

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$173,515	$233,412
Restricted cash	4,527	56,380
Receivables:
Joint interest billings, net	64,572	134,565
Oil sales	48,164	—
Related party	5,580	780
Other	21,690	25,616
Inventories	84,827	71,861
Prepaid expenses and other	68,040	9,306
Derivatives	38,785	1,682
Total current assets	509,700	533,602

Property and equipment:
Oil and gas properties, net	3,444,864	2,310,973
Other property, net	14,837	6,855
Property and equipment, net	3,459,701	2,317,828

Other assets:
Equity method investment	51,896	236,514
Restricted cash	7,574	15,194
Long-term receivables - joint interest billings	19,002	34,941
Deferred financing costs, net of accumulated amortization of $12,065 and $13,951 at December 31, 2018 and December 31, 2017, respectively	8,937	2,510
Deferred tax assets	14,004	22,517
Derivatives	14,312	39
Other	3,063	29,458
Total assets	$4,088,189	$3,192,603

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$176,540	$141,787
Accrued liabilities	195,596	219,412
Derivatives	12,172	67,531
Total current liabilities	384,308	428,730

Long-term liabilities:
Long-term debt, net	2,120,547	1,282,797
Derivatives	10,181	30,209
Asset retirement obligations	145,336	66,595
Deferred tax liabilities	477,179	476,548
Other long-term liabilities	9,160	10,612
Total long-term liabilities	2,762,403	1,866,761

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 442,914,675 and 398,599,457 issued at December 31, 2018 and December 31, 2017, respectively	4,429	3,986
Additional paid-in capital	2,341,249	2,014,525
Accumulated deficit	(1,167,193)	(1,073,202)
Treasury stock, at cost, 44,263,269 and 9,188,819 shares at December 31, 2018 and December 31, 2017, respectively	(237,007)	(48,197)
Total shareholders’ equity	941,478	897,112
Total liabilities and shareholders’ equity	$4,088,189	$3,192,603
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues and other income:
Oil and gas revenue	$886,666	$578,139	$310,377
Gain on sale of assets	7,666	—	—
Other income, net	8,037	58,697	74,978

Total revenues and other income	902,369	636,836	385,355

Costs and expenses:
Oil and gas production	224,727	126,850	119,367
Facilities insurance modifications, net	6,955	(820)	14,961
Exploration expenses	301,492	216,050	202,280
General and administrative	99,856	68,302	87,623
Depletion and depreciation	329,835	255,203	140,404
Interest and other financing costs, net	101,176	77,595	44,147
Derivatives, net	(31,430)	59,968	48,021
(Gain) loss on equity method investments, net	(72,881)	6,252	—
Other expenses, net	(6,501)	5,291	23,116

Total costs and expenses	953,229	814,691	679,919

Loss before income taxes	(50,860)	(177,855)	(294,564)
Income tax expense (benefit)	43,131	44,937	(10,784)

Net loss	$(93,991)	$(222,792)	$(283,780)
Net loss per share:
Basic	$(0.23)	$(0.57)	$(0.74)
Diluted	$(0.23)	$(0.57)	$(0.74)
Weighted average number of shares used to compute net loss per share:
Basic	404,585	388,375	385,402
Diluted	404,585	388,375	385,402
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2015	393,903	$3,939	$1,933,189	$(564,686)	$(46,929)	$1,325,513
Equity-based compensation	—	—	43,391	(1,944)	—	41,447
Restricted stock awards and units	1,956	20	(20)	—	—	—
Restricted stock forfeitures	—	—	2	—	(2)	—
Purchase of treasury stock	—	—	(1,315)	—	(666)	(1,981)
Net loss	—	—	—	(283,780)	—	(283,780)
Balance as of December 31, 2016	395,859	3,959	1,975,247	(850,410)	(47,597)	1,081,199
Equity-based compensation	—	—	40,899	—	—	40,899
Restricted stock awards and units	2,740	27	(27)	—	—	—
Purchase of treasury stock	—	—	(1,594)	—	(600)	(2,194)
Net loss	—	—	—	(222,792)	—	(222,792)
Balance as of December 31, 2017	398,599	3,986	2,014,525	(1,073,202)	(48,197)	897,112
Acquisition of oil and gas properties	34,994	350	307,594	—	—	307,944
Equity-based compensation	—	—	36,464	—	—	36,464
Restricted stock awards and units	9,322	93	(93)	—	—	—
Purchase of treasury stock	—	—	(17,241)	—	(188,810)	(206,051)
Net loss	—	—	—	(93,991)	—	(93,991)
Balance as of December 31, 2018	442,915	$4,429	$2,341,249	$(1,167,193)	$(237,007)	$941,478
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(93,991)	$(222,792)	$(283,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	339,214	265,407	150,608
Deferred income taxes	9,145	9,505	(23,561)
Unsuccessful well costs	123,199	43,201	6,079
Change in fair value of derivatives	(29,960)	71,822	46,559
Cash settlements on derivatives, net (including $(137.1) million and $38.7 million and $188.0 million on commodity hedges during 2018, 2017, and 2016)	(137,942)	25,888	188,895
Equity-based compensation	35,230	39,913	40,084
Gain on sale of assets	(7,666)	—	—
Loss on extinguishment of debt	4,324	—	—
Loss on equity method investment, net / (Undistributed equity in earnings)	(45)	6,252	—
Other	2,865	5,952	13,355
Changes in assets and liabilities:
(Increase) decrease in receivables	175,954	29,365	(20,558)
(Increase) decrease in inventories	8,848	1,653	(4,107)
(Increase) decrease in prepaid expenses and other	(18,731)	(31,710)	17,557
Increase (decrease) in accounts payable	7,440	(94,434)	(75,487)
Increase (decrease) in accrued liabilities	(157,393)	86,595	(3,567)
Net cash provided by operating activities	260,491	236,617	52,077

Investing activities
Oil and gas assets	(213,806)	(140,495)	(535,975)
Other property	(7,935)	(2,858)	(1,998)
Acquisition of oil and gas properties, net of cash acquired	(961,764)	—	—
Equity method investment	—	(231,280)	—
Return of investment from KTIPI	184,664	—	—
Proceeds on sale of assets	13,703	222,068	210
Net cash used in investing activities	(985,138)	(152,565)	(537,763)

Financing activities
Borrowings under long-term debt	1,175,000	200,000	450,000
Payments on long-term debt	(325,000)	(250,000)	—
Purchase of treasury stock / tax withholdings	(206,051)	(2,194)	(1,981)
Deferred financing costs	(38,672)	(67)	—
Net cash provided by (used in) financing activities	605,277	(52,261)	448,019

Net increase (decrease) in cash, cash equivalents and restricted cash	(119,370)	31,791	(37,667)
Cash, cash equivalents and restricted cash at beginning of period	304,986	273,195	310,862
Cash, cash equivalents and restricted cash at end of period	$185,616	$304,986	$273,195

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$83,831	$55,381	$27,860
Income taxes	$45,984	$48,815	$13,997

Non-cash activity:
Conversion of joint interest billings receivable to long-term note receivable	$—	$—	$9,814
Contribution to equity method investment	$—	$133,893	$—
Dissolution of equity method investment	$—	$(122,407)	$—
Common stock issued for acquisition of oil and gas properties	$307,944	$—	$—

See accompanying notes.

KOSMOS ENERGY LTD.
Notes to Consolidated Financial Statements
1. Organization
Kosmos Energy Ltd. changed its jurisdiction of incorporation from Bermuda to the State of Delaware (the "Redomestication") in December 2018. All outstanding common shares of Kosmos Energy Ltd., an exempted company incorporated pursuant to the laws of Bermuda, were automatically converted by operation of law, on a one-for-one basis, into shares of common stock of Kosmos Energy Ltd., a company incorporated pursuant to the laws of Delaware. The number of shares of the Company’s common stock outstanding immediately after the Redomestication was the same as the number of common shares of Kosmos Energy Ltd. outstanding immediately prior to the Redomestication. Kosmos Energy Ltd. was originally incorporated pursuant to the laws of Bermuda in January 2011 to become a holding company for Kosmos Energy Holdings. As part of the Redomestication, we transferred all of our equity interests in Kosmos Energy Holdings to a new, wholly-owned subsidiary, Kosmos Energy Delaware Holdings, LLC, a Delaware limited liability company. As a holding company, Kosmos Energy Ltd.’s management operations are conducted through a wholly-owned subsidiary, Kosmos Energy, LLC. The terms “Kosmos,” the “Company,” “we,” “us,” “our,” “ours,” and similar terms refer to Kosmos Energy Ltd. and its wholly-owned subsidiaries, unless the context indicates otherwise.
Kosmos is a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable exploration program balanced between proven basin infrastructure-led exploration (Equatorial Guinea and U.S. Gulf of Mexico), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire, Namibia and Sao Tome and Principe). Kosmos is listed on the New York Stock Exchange (“NYSE”) and London Stock Exchange ("LSE") and is traded under the ticker symbol KOS.
Kosmos is engaged in a single line of business, which is the exploration and production of oil and natural gas. We have operations in four geographic areas: Ghana, Equatorial Guinea, Mauritania/Senegal and the United States of America.
2. Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Kosmos Energy Ltd. and its wholly-owned subsidiaries. They also include the Company’s share of the undivided interest in certain assets, liabilities, revenues and expenses. Investments in corporate joint ventures, which we exercise significant influence over, are accounted for using the equity method of accounting. All intercompany transactions have been eliminated.
Investments in companies that are partially owned by the Company are integral to the Company’s operations. The other parties, who also have an equity interest in these companies, are independent third parties that share in the business results according to their ownership. Kosmos does not invest in these companies in order to remove liabilities from its balance sheet.

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

Cash, Cash Equivalents and Restricted Cash

	December 31,
	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$173,515	$233,412	$194,057
Restricted cash - current	4,527	56,380	24,506
Restricted cash - long-term	7,574	15,194	54,632
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$185,616	$304,986	$273,195
Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.
In accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. These letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts. As of December 31, 2018 and 2017, we had $4.5 million and $31.6 million, respectively, of current restricted cash and $7.4 million and $15.2 million, respectively, of long‑term restricted cash used to cash collateralize performance guarantees related to our petroleum contracts. As of December 31, 2018, we also had $0.2 million in other long-term restricted cash.
In addition, prior to our reserves-based debt facility (the “Facility”) being amended and restated in February 2018, we were required to maintain a restricted cash balance that was sufficient to meet the payment of interest and fees for the next six‑month period on the 7.875% Senior Secured Notes due 2021 (“Senior Notes”) plus the Corporate Revolver or the Facility, whichever was greater. As of December 31, 2017, we had $24.8 million in current restricted cash to meet this requirement. Under the amended and restated Facility, we are no longer required to maintain a restricted cash balance provided we are compliant with certain financial covenant ratios.
Receivables
Our receivables consist of joint interest billings, oil and gas sales, related party and other receivables. For our oil sales receivable in Ghana, we require a letter of credit to be posted to secure the outstanding receivable. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. We determine our allowance by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of $1.2 million and zero in current joint interest billings receivables as of December 31, 2018 and 2017, respectively.
Inventories
Inventories consisted of $83.4 million (including $22.1 million acquired through the Deep Gulf Energy, (together with its subsidiaries "DGE") acquisition) and $63.5 million of materials and supplies and $1.4 million and $8.4 million of hydrocarbons as of December 31, 2018 and 2017, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of $0.3 million, $0.9 million and $14.9 million during the years ended December 31, 2018, 2017 and 2016 for materials and supplies inventories as other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.
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
Asset Retirement Obligations
The Company accounts for asset retirement obligations as required by ASC 410—Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion and depreciation in the consolidated statement of operations.
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
Derivative Instruments and Hedging Activities
We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of collars, put options, call options and swaps. We also have used interest rate derivative contracts to mitigate our exposure to interest rate fluctuations related to our long‑term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. We do not apply hedge accounting to our derivative contracts. See Note 9—Derivative Financial Instruments.
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
Revenue Recognition
We use the sales method of accounting for oil and gas revenues. Under this method, we recognize revenues on the volumes sold. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2018 and 2017, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Oil and gas revenue is composed of the following:

	Years Ended December 31,
	2018	2017	2016

Revenues from contracts with customers - Ghana	$741,033	$590,642	$307,837
Revenues from contracts with customers - U.S. Gulf of Mexico	147,596	—	—
Provisional oil sales contracts	(1,963)	(12,503)	2,540
Oil and gas revenue	$886,666	$578,139	$310,377

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
Treasury Stock
We record treasury stock purchases at cost. Our treasury stock purchases are from our employees that surrendered shares to the Company to satisfy their statutory tax withholding requirements and are not part of a formal stock repurchase plan. In November 2018, Kosmos repurchased 35 million shares of our common stock from funds affiliated with Warburg Pincus LLC in a privately negotiated transaction at a price per share of $5.38. The total aggregate purchase price for the share repurchase was approximately $188 million. The remainder of our treasury stock is forfeited restricted stock awards granted under our long‑term incentive plan.
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
FASB Staff Accounting Bulletin 118 (SAB 118) was issued in January 2018 to address situations where certain aspects of the Tax Reform Act are unclear at issuance of a registrant’s financial statements for the reporting period in which the Tax Reform Act became law. As of December 2018, SAB 118 provisional period has expired and the Company has no further provisional amounts recorded in our financial statements.

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
Concentration of Credit Risk
Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agent and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of international operations. For our U.S. Gulf of Mexico operations, crude oil and natural gas are transported to customers using third-party pipelines. For the year ended December 31, 2018, revenue from Phillips 66 Company made up approximately 11% of our total consolidated revenue and was included in our U.S. Gulf of Mexico segment.
Recent Accounting Standards
Recently Adopted
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU 2014-09. The Company adopted the new standard during the first quarter of 2018 using the modified retrospective approach and there is no impact to our previously recorded revenue under the new standard.
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” ASU 2018-05 was issued to include amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118") and addresses certain circumstances that may arise for registrants in accounting for the income tax effects of the Tax Cut and Jobs Act (the "Tax Reform Act"), including when certain income tax effects of the Tax Reform Act are incomplete by the time the financial statements are issued. The Company adopted the new standard during the first quarter of 2018 and there was no material impact to our financial statements.
Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company intends to elect this transitional practical expedient.

In the normal course of business, the Company enters into various lease agreements for real estate and equipment related to its exploration, development and production activities that are currently accounted for as operating leases. The Company continues to evaluate contracts that exist as of the adoption date and performing the necessary calculations to determine the balance sheet impact. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will significantly impact its balance sheet, resulting in an increase in both assets and liabilities relating to its leasing activities.

3. Acquisitions and Divestitures
2018 Transactions

In March 2018, as part of our alliance with BP p.l.c ("BP"), we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe. We presently have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, Agencia Nacional Do Petroleo De Sao Tome E Principe ("ANP-STP") has a 15% carried interest in the blocks through exploration. The petroleum contracts cover approximately 13,600 square kilometers, with a first exploration period of four years from the effective date (March 2018). The exploration periods can be extended an additional four years at our election subject to fulfilling specific work obligations. The first exploration period work programs include a 13,500 square kilometer 3D seismic acquisition requirement across the two blocks.

In June 2018, we completed a farm-in agreement with a subsidiary of Ophir Energy plc ("Ophir") for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and will fully carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period. The petroleum contract covers approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018) which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement which was completed in November 2018. In January 2019, we entered into an agreement to acquire Ophir's remaining interest in the block, subject to customary governmental approvals, which will result in Kosmos owning an 80% interest in Block EG-24.

In September 2018, we completed the acquisition of DGE, a deepwater company operating in the U.S. Gulf of Mexico, from First Reserve Corporation and other shareholders for a total consideration of $1.275 billion, comprised of $952.6 million in cash, $307.9 million in Kosmos common stock and $14.9 million of transaction related costs. We funded the cash portion of the purchase price using cash on hand and drawings under our existing credit facilities. We also received $200.0 million of additional firm commitments under the Facility, which provided further liquidity to the Company. The DGE acquisition was accounted for under the asset acquisition method and the purchase price allocation is shown below. The purchase price allocation was based on the estimated relative fair value of identifiable assets acquired and liabilities assumed.

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

Purchase Price Allocation (in thousands)
Fair value of assets acquired:
Proved oil and gas properties	$1,037,511
Unproved oil and gas properties	298,159
Accounts receivable and other	180,989
Total assets acquired	$1,516,659

Fair value of liabilities assumed:
Accrued liabilities and other	$126,530
Asset retirement obligations	74,482
Derivative liabilities	40,265
Total liabilities assumed	$241,277

Purchase price:
Cash consideration paid	$952,586
Fair value of common stock(1)	307,944
Transaction related costs	14,852
Total purchase price	$1,275,382
______________________________________

(1)	Based on 34,993,585 shares of common stock issued at a price of $8.80 per share, which was the opening Kosmos common stock price on September 14, 2018, the closing date of the acquisition.

As a result of the DGE acquisition, we have included $147.6 million of revenues and $30.5 million of direct operating expenses in our consolidated statements of operations for the period from September 14, 2018 to December 31, 2018.

In October 2018, Kosmos entered into a strategic exploration alliance with Shell Exploration Company B.V. (“Shell”) to jointly explore in Southern West Africa. Initially the alliance will focus on Namibia where Kosmos has completed a farm-in to Shell's acreage in PEL 39, and Sao Tome and Principe where we have entered into exclusive negotiations for Shell to take an interest in Kosmos’ acreage in Blocks 5, 6, 11, and 12. As part of the alliance, the two companies will also jointly evaluate opportunities in adjacent geographies. This alliance is consistent with Kosmos’ strategy of partnering with supermajors to leverage complementary skill sets. Shell has deep expertise in carbonate plays, while Kosmos brings significant knowledge of the Cretaceous in West Africa. Furthermore, by working with Shell, Kosmos has a partner with the expertise to efficiently move exploration successes through the development stage.

2017 Transactions

In December 2016, we announced transactions with affiliates of BP in Mauritania and Senegal following a competitive farm-out process for our interests in our blocks offshore Mauritania and Senegal. The Mauritania and Senegal transactions closed in January 2017 and February 2017, respectively. In Mauritania, BP acquired a 62% participating interest in our four Mauritania licenses (C6, C8, C12 and C13). In Senegal, BP acquired a 49.99% interest in Kosmos BP Senegal Limited ("KBSL"), our majority owned affiliate company which held a 60% participating interest in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks (the "Senegal Blocks") offshore Senegal. Previously we indicated that KBSL would hold a 65% participating interest upon the completion of our exercise in December 2016 of an option to increase our equity in each contract area by 5% in exchange for carrying Timis Corporation Limited’s (“Timis”) paying interest share of a third well in either contract area, subject to a maximum gross well cost of $120.0 million. However, we agreed to withdraw the exercise of this call option upon completion of an agreement between BP and Timis by which BP acquired Timis’ entire 30% participating interest in the Senegal Blocks. The transaction between BP and Timis was completed and KBSL’s participating interest in these blocks remained at 60%. In consideration for these transactions, Kosmos received $162 million in cash up front during the first quarter of 2017 and will receive $228 million exploration and appraisal carry (increased from $221 million upon completion of the transfer of a 30% working interest to BP Senegal Investments Limited), up to $533 million in a development carry and variable consideration up to $2 per barrel for up to 1 billion barrels of liquids, structured as a production royalty, subject to future liquids discovery and prevailing oil prices. The effective date of these transactions was July 1, 2016, with BP paying interim costs from the effective date to the closing dates. We reduced our unproved property balance by $221.9 million for the consideration received as a result of these transactions including the upfront cash and interim costs from the transaction date to the effective date. See Note 7—Equity Method Investments for further discussion of our investment in KBSL.

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

In September 2017, we closed a farm-in agreement with Tullow Mauritania Limited, a subsidiary of Tullow Oil plc (“Tullow”), to acquire a 15% non-operated participating interest in Block C18 offshore Mauritania. Based on the terms of the agreement, we reimbursed Tullow a portion of past and interim period costs and will partially carry future costs.

In the fourth quarter of 2017, through a joint venture with an affiliate of Trident Energy ("Trident"), we acquired all of the equity interest of Hess International Petroleum Inc., a subsidiary of Hess Corporation ("Hess"), which holds an 85% paying interest (80.75% revenue interest) in the Ceiba Field and Okume Complex assets. Under the terms of the agreement, Kosmos and Trident each own 50% of Hess International Petroleum Inc. Hess International Petroleum Inc. was subsequently renamed Kosmos-Trident International Petroleum Inc. ("KTIPI"). Kosmos is primarily responsible for exploration and subsurface evaluation while Trident is primarily responsible for production operations and optimization. The gross acquisition price was $650 million effective as of January 1, 2017. After post closing entries Kosmos paid net cash of approximately $231 million, with a combination of cash on hand and availability under the Facility. The transaction was accounted for as an equity method investment. See Note 7—Equity Method Investments for further discussion of our investment in KTIPI.

In October 2017, we entered into petroleum contracts covering Blocks EG-21, S, and W with the Republic of Equatorial Guinea. We had an 80% participating interest and were the operator in all three blocks. In August 2018, we closed a farm-out agreement with Trident, whereby they acquired a 40% participating interest in blocks EG-21, S, and W, resulting in a $7.7 million gain. After giving effect to the farm-out agreement, we hold a 40% participating interest and remain the operator in all three blocks. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the effective date (March 2018). The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes a 6,000 square kilometer 3D seismic acquisition requirement across the three blocks.

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
2016 Transactions
In January and February 2016, we closed farm-in agreements with Equator Exploration Limited (“Equator”), an affiliate of Oando Energy Resources, for Block 5 and Block 12 offshore Sao Tome and Principe. As a result of subsequent farm-outs we currently have a 45% participating interest and operatorship in each block. The national petroleum agency, ANP-STP, has a 15% and 12.5% carried interest in Block 5 and Block 12, respectively.

In April 2016, we closed a farm-out agreement with Hess Suriname Exploration Limited, a wholly-owned subsidiary of the Hess Corporation (“Hess”), covering the Block 42 contract area offshore Suriname. Under the terms of the agreement, Hess acquired a one-third non-operated interest in Block 42 from both Chevron and Kosmos. As part of the agreement, Hess funded the cost of acquiring and processing a 6,500 square kilometer 3D seismic survey, subject to a maximum spend. Additionally, Hess will disproportionately fund a portion of the first exploration well in the Block 42 contract area, subject to a maximum spend, contingent upon the partnership entering the next phase of the exploration period. The new participating interests are one-third to each of Kosmos, Chevron and Hess, respectively. Kosmos remains the operator. Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), Suriname’s national oil company, has the option to back into the contract with an interest of not more than 10% upon approval of a development plan.
In May 2016, Kosmos and Capricorn Exploration and Development Company Limited, a wholly-owned subsidiary of Cairn Energy PLC (“Cairn”) executed a petroleum agreement with the Office National des Hydrocarbures et des Mines ("ONHYM"), the national oil company of the Kingdom of Morocco, for the Boujdour Maritime block. The Boujdour Maritime petroleum agreement largely replaces the acreage covered by the Cap Boujdour petroleum agreement which expired in March 2016. Under the terms of the petroleum agreement, Kosmos is the operator of the Boujdour Maritime block and has a 55% participating interest, Cairn has a 20% participating interest, and ONHYM holds a 25% carried interest in the block through the exploration period. In November 2017, we provided to our co-venturers a notice of withdrawal from the Boujdour Maritime block offshore Western Sahara and transferred its participating interest and operatorship to ONHYM. Certain transition services are being provided to ONHYM as part of the handover of operatorship. In order to complete our obligations under the petroleum contract, we funded the remainder of the seismic program.
In September 2016, we entered into an agreement by which BP agreed to pay Kosmos $30 million in lieu of drilling an exploration well and assigned its 45% participating interest in the Essaouira Offshore Block back to us, and the Moroccan government issued joint ministerial orders approving the assignment in October 2016, making it effective. After giving effect to the assignment, our participating interest is 75% in the Essaouria Offshore block and we remain the operator. The $30 million payment was received from BP in January 2017. In August 2018, we provided to the Office National Des Hydrocarbures et des Mines ("ONHYM") a notice to abandon the Essaouira Offshore block, located offshore Morocco, at the end of the current exploration phase (November 2018).

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
In 2014, the Ghana National Petroleum Corporation (“GNPC”) notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners are being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of December 31, 2018 and 2017, the current portion of the joint interest billing receivables due from GNPC for the TEN fields development costs were $14.0 million and $15.2 million, respectively, and the long-term portion were $14.0 million and $31.6 million.
The Company's related party receivables consists primarily of receivables from Trident who, until January 2019, owned a 50% interest in KTIPI. As of December 31, 2018 the balance due from Trident consists of $5.6 million related to joint interest billings for the exploration blocks and Kosmos' support of KTIPI operations.

5. Property and Equipment
Property and equipment is stated at cost and consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Oil and gas properties:
Proved properties	$2,773,276	$1,653,616
Unproved properties	759,472	465,109
Support equipment and facilities	1,463,213	1,427,054
Total oil and gas properties	4,995,961	3,545,779
Accumulated depletion	(1,551,097)	(1,234,806)
Oil and gas properties, net	3,444,864	2,310,973

Other property	51,987	39,405
Accumulated depreciation	(37,150)	(32,550)
Other property, net	14,837	6,855

Property and equipment, net	$3,459,701	$2,317,828
We recorded depletion expense of $316.3 million, $244.9 million and $131.5 million and depreciation expense of $4.6 million, $3.4 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the years ended December 31, 2018, 2017 and 2016. The table excludes $65.6 million, $43.2 million and $2.4 million in costs that were capitalized and subsequently expensed during the same year for the years ended December 31, 2018, 2017 and 2016, respectively. During 2017, the exploratory well costs associated with the Mahogany and Teak fields were reclassified to proved property as they were unitized into the Jubilee Unit as part of the Greater Jubilee Full Field Development Plan.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$410,113	$734,463	$426,881
Additions to capitalized exploratory well costs pending the determination of proved reserves	10,518	69,567	307,582
Additions associated with the acquisition of DGE	26,224	—	—
Reclassification due to determination of proved reserves(1)	(26,224)	(176,881)	—
Divestitures(2)	—	(206,400)	—
Contribution of oil and gas property to equity method investment - KBSL	—	(131,764)	—
Dissolution of equity method investment - KBSL	—	121,128	—
Capitalized exploratory well costs charged to expense(3)	(52,966)	—	—
Ending balance	$367,665	$410,113	$734,463
______________________________________

(1)	Represents the reclassification of Nearly Headless Nick well costs associated with the DGE acquisition in 2018 and inclusion of the Mahogany and Teak discoveries in the Jubilee Unit in 2017.

(2)	Represents the reduction in basis of suspended well costs associated with the Mauritania and Senegal transactions with BP

(3)
Primarily related to Akasa and Wawa as we wrote off $38.1 million and $13.6 million, respectively, of previously capitalized costs exploratory well costs to exploration expense during the third quarter of 2018. These impairments are included in our Ghana segment.

The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$—	$67,159	$279,809
Exploratory well costs capitalized for a period of one to two years	299,253	291,252	244,804
Exploratory well costs capitalized for a period of three years or longer	68,412	51,702	209,850
Ending balance	$367,665	$410,113	$734,463
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	5	5
As of December 31, 2018, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Greater Tortue discovery which crosses the Mauritania and Senegal maritime border and BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania and the Teranga discovery in the Cayar Offshore Profond block offshore Senegal.
Greater Tortue Ahmeyim Project — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania which encountered hydrocarbon pay. Two additional wells were drilled in the Greater Tortue Ahmeyim project area, Ahmeyim-2 in Mauritania and Guembeul-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Ahmeyim project. Data acquired from the drill stem test was used to further optimize field development and to refine process design parameters critical to the FEED process. In December 2018, we made a final investment decision to develop the Greater Tortue Ahmeyim project.
BirAllah Discovery — In November 2015, we completed the Marsouin-1 exploration well (renamed BirAllah) in the northern part of Block C8 offshore Mauritania which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected be made.
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

7. Equity Method Investments
Kosmos BP Senegal Limited

As part of our transaction in Senegal with BP in February 2017, our participating interests in the Cayar Offshore Profond and Saint Louis Offshore Profond blocks ("Senegal Blocks") were contributed to KBSL, a corporate joint venture in which we owned a 50.01% interest which was accounted for under the equity method of accounting.

In October 2017, KBSL transferred a 30% participating interest in the Senegal Blocks to BP Senegal Investments Limited in exchange for its outstanding shares of KBSL. As a result, KBSL became a wholly-owned subsidiary of Kosmos, and no longer is accounted for under the equity method of accounting. After the transfer, KBSL has a 30% working interest in the Senegal Blocks.

Our initial contribution to KBSL was $133.9 million, which was recorded at our carrying costs. Our share of losses in KBSL during the period it was accounted for as an equity method investment is reflected in our consolidated statements of operations as (Gain) loss on equity method investments, net. During the year ended December 31, 2017, we recognized $11.5 million related to our share of losses in KBSL.

Equatorial Guinea

As part of our acquisition of KTIPI, a corporate joint venture entity in which we owned a 50% interest, we acquired an indirect participating interest in Block G offshore Equatorial Guinea. The objective of this transaction was to acquire the Ceiba Field and Okume Complex with the intent to optimize production and increase reserves. Below is a summary of financial information for KTIPI.

	December 31,
	2018	2017
	(In thousands)
Assets
Total current assets	$149,950	$179,070
Property and equipment, net	271,627	345,611
Other assets	21	567
Total assets	$421,598	$525,248

Liabilities and shareholders' deficit
Total current liabilities	$226,311	$106,769
Total long term liabilities	536,178	565,591
Shareholders' deficit:
Total shareholders' deficit	(340,891)	(147,112)
Total liabilities and shareholders' deficit	$421,598	$525,248

	Year Ended December 31, 2018	Period November 28, 2017 through December 31, 2017
	(In thousands)
Revenues and other income:
Oil and gas revenue	$721,299	$54,615
Other income	(477)	294
Total revenues and other income	720,822	54,909

Costs and expenses:
Oil and gas production	147,685	15,509
Depletion and depreciation	126,983	10,738
Other expenses, net	429	(19)
Total costs and expenses	275,097	26,228

Income before income taxes	445,725	28,681
Income tax expense	156,981	6,588
Net income	$288,744	$22,093

Kosmos' share of net income	$144,372	$11,046
Basis difference amortization(1)	71,491	5,812
Equity in earnings - KTIPI	$72,881	$5,234
______________________________________

(1)
The basis difference, which is associated with oil and gas properties and subject to amortization, has been allocated to the Ceiba Field and Okume Complex. We amortize the basis difference using the unit-of-production method.

When evaluating our equity method investments for impairment, we review our ability to recover the carrying amount of such investments or the entity’s ability to sustain earnings that justify its carrying amount. As of December 31, 2018, we determined that we had the ability to recover the carrying amount of our equity method investment in KTIPI. As such, no impairment has been recorded. Our initial investment has been increased for our net share of equity in earnings as adjusted for our basis differential and reduced by cash dividends received. During the year ended December 31, 2018, we received $257.5 million of cash dividends from KTIPI.

With an effective date of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex will be accounted for under the proportionate consolidation method of accounting going forward.

8. Debt

	December 31,
	2018	2017
	(In thousands)
Outstanding debt principal balances:
Facility	$1,325,000	$800,000
Corporate Revolver	325,000	—
Senior Notes	525,000	525,000
Total	2,175,000	1,325,000
Unamortized deferred financing costs and discounts(1)	(54,453)	(42,203)
Long-term debt, net	$2,120,547	$1,282,797
________________________________________

(1)
Includes $40.5 million and $23.6 million of unamortized deferred financing costs related to the Facility and $14.0 million and $18.6 million of unamortized deferred financing costs and discounts related to the Senior Notes as of December 31, 2018 and December 31, 2017, respectively.

Facility
In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. In November 2018, the Company exercised its option with existing financial institutions to provide the Company with an additional commitment of $100 million in the aggregate under the Facility. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net. As of December 31, 2018, we have $40.5 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. In December 2018, the Company entered into letter agreements with existing financial institutions, which provided the Company with an additional commitment of $100 million in the aggregate under the Facility effective January 31, 2019. This took the total commitments to $1.7 billion as of January 31, 2019.
As of December 31, 2018, borrowings under the Facility totaled $1,325.0 million and the undrawn availability under the Facility was $375.0 million, which includes the additional commitments as referenced above. Interest is the aggregate of the applicable margin (3.25% to 4.50%, depending on the length of time that has passed from the date the Facility was entered into) and LIBOR. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. As part of the amendment and restatement process in February 2018, commitment fees were lowered from 40% to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility, as amended in February 2018 expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of December 31, 2018, we had no letters of credit issued under the Facility.
Kosmos has the right to cancel all the undrawn commitments under the amended and restated Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined each year on March 31, as amended. The borrowing base amount is based on the sum of the net present value of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility contains customary cross default provisions.
We were in compliance with the financial covenants contained in the Facility as of the September 30, 2018 (the most recent assessment date).
Corporate Revolver
In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This resulted in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of December 31, 2018, we have $8.9 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term. These deferred financing costs are included in the Other assets section of our consolidated balance sheets.
As of December 31, 2018, borrowings under the Corporate Revolver totaled $325.0 million and the undrawn availability under the Corporate Revolver was $75.0 million.
Interest is the aggregate of the applicable margin (5.0%); LIBOR; and mandatory cost (if any, as defined in the Corporate Revolver). Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six‑month intervals after the first day of the interest period). We pay commitment fees on the undrawn portion of the total commitments. Commitment fees for the lenders are equal to 30% per annum of the respective margin when a commitment is available for utilization.
The Corporate Revolver, as amended in August 2018, expires on May 31, 2022. The available amount is not subject to borrowing base constraints. Kosmos has the right to cancel all the undrawn commitments under the Corporate Revolver. The Company is required to repay certain amounts due under the Corporate Revolver with sales of certain subsidiaries or sales of certain assets. If an event of default exists under the Corporate Revolver, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Corporate Revolver over certain assets held by us.
We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2018 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.
Revolving Letter of Credit Facility
In July 2013, we entered into a revolving letter of credit facility agreement (“LC Facility”). The size of the LC Facility was $75.0 million, as amended in July 2015, with additional commitments up to $50.0 million being available if the existing lender increases its commitment or if commitments from new financial institutions are added. The LC Facility provides that we maintain cash collateral in an amount equal to at least 75% of all outstanding letters of credit under the LC Facility, provided that during the period of any breach of certain financial covenants, the required cash collateral amount shall increase to 100%.
In July 2016, we amended and restated the LC Facility, extending the maturity date to July 2019. Other amendments included increasing the margin from 0.5% to 0.8% per annum on amounts outstanding, adding a commitment fee payable quarterly in arrears at an annual rate equal to 0.65% on the available commitment amount and providing for issuance fees to be payable to the lender per new issuance of a letter of credit. We may voluntarily cancel any commitments available under the LC Facility at any time. During the first quarter of 2017, the LC Facility size was increased to $115.0 million and in April 2017, we reduced the size of our LC Facility to $70 million. In February 2018, the LC Facility was increased to $73 million to facilitate the issuance of additional letters of credit. In July 2018 and December 2018, the LC Facility size was voluntarily reduced to $40.0 million and$20.0 million, respectively, based on the expiration of several large outstanding letters of credit. As of December 31, 2018, there were seven outstanding letters of credit totaling $14.4 million under the LC Facility. The LC Facility contains customary cross default provisions.
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

The Senior Notes mature on August 1, 2021. Interest is payable semi-annually in arrears each February 1 and August 1 commencing on February 1, 2015 for the initial $300.0 million Senior Notes and August 1, 2015 for the additional $225.0 million Senior Notes. The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all shares held by us in our wholly-owned subsidiary, Kosmos Energy Holdings. The Senior Notes are currently guaranteed on a subordinated, unsecured basis by our existing restricted subsidiaries that guarantee the Facility and the Corporate Revolver, and, in certain circumstances, the Senior Notes will become guaranteed by certain of our other existing or future restricted subsidiaries (the “Guarantees”).

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

Collateral.  The Senior Notes are secured (subject to certain exceptions and permitted liens) by a first ranking fixed equitable charge on all currently outstanding shares, additional shares, dividends or other distributions paid in respect of such shares or any other property derived from such shares, in each case held by us in relation to our wholly-owned subsidiary, Kosmos Energy Holdings, pursuant to the terms of the Charge over Shares of Kosmos Energy Delaware Holdings, LLC dated as of December 20, 2018, among Kosmos Energy Delaware Holdings, LLC, Credit Agricole Corporate and Investment Bank, as Security and Intercreditor Agent, and Wilmington Trust, National Association, as Trustee to the Senior Notes. The Senior Notes share pari passu in the benefit of such equitable charge based on the respective amounts of the obligations under the Indenture and the amount of obligations under the Corporate Revolver. The Guarantees are not secured.
At December 31, 2018, the estimated repayments of debt during the five years and thereafter are as follows:

	Payments Due by Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,175,000	$—	$—	$685,600	$614,100	$305,100	$570,200

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Notes issued in August 2014 and April 2015, borrowings under the Facility and the Corporate Revolver. The scheduled maturities of debt related to the Facility are based on, as of December 31, 2018, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

Interest and other financing costs, net
Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest expense	$114,134	$92,687	$89,029
Amortization—deferred financing costs	9,379	10,204	10,204
Loss on extinguishment of debt	4,324	—	—
Capitalized interest	(28,331)	(30,282)	(59,803)
Deferred interest	(1,138)	2,577	(581)
Interest income	(3,455)	(3,422)	(1,954)
Other, net	6,263	5,831	7,252
Interest and other financing costs, net	$101,176	$77,595	$44,147

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

Oil Derivative Contracts
The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of December 31, 2018. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling
2019:
January — December	Three-way collars	Dated Brent	10,500	$1.17	$—	$43.81	$53.33	$73.58
January — December	Sold calls(1)	Dated Brent	913	—	—	—	—	80.00
January — December	Swaps	NYMEX WTI	1,747	—	52.31	—	—	—
January — June	Collars	NYMEX WTI	339	—	—	—	57.77	63.70
January — December	Collars	Argus LLS	1,000	—	—	—	60.00	88.75
2020:
January — December	Three-way collars	Dated Brent	2,000	$—	$—	$50.00	$60.00	$90.54
January — December	Sold calls(1)(2)	Dated Brent	8,000	1.17	—	—	—	85.00
______________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)	Deferred premium payable to be paid January - December 2019.
In January and February 2019, we entered into three-way collar contracts for 2.0 MMBbl from January 2020 through December 2020 with a sold put price of $40.00 per barrel, a floor price of $55.00 per barrel and a ceiling price of $75.00 per barrel. The contracts are indexed to Dated Brent prices and have a net deferred premium payable of $2.5 million.
See Note 10—Fair Value Measurements for additional information regarding the Company’s derivative instruments.
The following tables disclose the Company’s derivative instruments as of December 31, 2018 and 2017 and gain/(loss) from derivatives during the years ended December 31, 2018, 2017 and 2016.

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2018	2017
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$38,785	$665
Interest rate	Derivatives assets—current	—	1,017
Commodity(2)	Derivatives assets—long-term	14,312	39
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(12,172)	(67,531)
Commodity(4)	Derivatives liabilities—long-term	(10,181)	(30,209)
Total derivatives not designated as hedging instruments		$30,744	$(96,019)
______________________________________

(1)
Includes $0.4 million and zero as of December 31, 2018 and December 31, 2017, respectively which represents our provisional oil sales contract. Also, includes net deferred premiums payable of $1.6 million and net deferred premiums receivable of $0.8 million related to commodity derivative contracts as of December 31, 2018 and 2017, respectively.

(2)	Includes net deferred premiums payable of $1.3 million and net deferred premiums receivable of $0.1 million related to commodity derivative contracts as of December 31, 2018 and 2017, respectively.

(3)	Includes net deferred premiums payable of $18.0 million and $5.6 million related to commodity derivative contracts as of December 31, 2018 and 2017, respectively.

(4)	Includes net deferred premiums payable of $0.5 million and $4.8 million related to commodity derivative contracts as of December 31, 2018 and 2017, respectively.

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2018	2017	2016
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$(1,963)	$(12,502)	$2,538
Commodity	Derivatives, net	31,430	(59,968)	(48,021)
Interest rate	Interest expense	493	648	(1,076)
Total derivatives not designated as hedging instruments		$29,960	$(71,822)	$(46,559)
______________________________________

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities
Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2018 and 2017, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2018
Assets:
Commodity derivatives	$—	$53,097	$—	$53,097
Liabilities:
Commodity derivatives	—	(22,353)	—	(22,353)
Total	$—	$30,744	$—	$30,744
December 31, 2017
Assets:
Commodity derivatives	$—	$704	$—	$704
Interest rate derivatives	—	1,017	—	1,017
Liabilities:
Commodity derivatives	—	(97,740)	—	(97,740)
Total	$—	$(96,019)	$—	$(96,019)
The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil sales, related party and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short‑term nature of these instruments. Our long‑term receivables, after any allowances for doubtful accounts, and other long-term assets approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.
Commodity Derivatives
Our commodity derivatives represent crude oil collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent, NYMEX WTI or Argus LLS oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for the respective index, (iii) a credit‑adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for the respective index. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market‑quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 9—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.
Provisional Oil Sales
The value attributable to the provisional oil sales derivative is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for the respective index over the term of the pricing period designated in the sales contract and the spot price on the lifting date.
Interest Rate Derivatives
Our interest rate derivatives consisted of interest rate swaps, whereby the Company paid a fixed rate of interest and the counterparty paid a variable LIBOR‑based rate, and capped interest rate swaps, whereby the Company paid a fixed rate of interest if LIBOR is below the cap, and paid the market rate less the spread between the cap and the fixed rate of interest if LIBOR is above the cap. The values attributable to the Company’s interest rate derivative contracts were based on (i) the contracted notional amounts, (ii) LIBOR yield curves provided by independent third parties and corroborated with forward active market‑quoted LIBOR yield curves and (iii) a credit‑adjusted yield curve as applicable to each counterparty by reference to the CDS market.

Debt
The following table presents the carrying values and fair values at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$511,873	$525,026	$507,600	$542,472
Corporate Revolver	325,000	325,000	—	—
Facility	1,325,000	1,325,000	800,000	800,000
Total	$2,161,873	$2,175,026	$1,307,600	$1,342,472

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

11. Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2018	2017
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$66,595	$63,574
Additions associated with the acquisition of DGE	74,482	—
Liabilities incurred during period	5,311	—
Liabilities settled during period	(3,345)	—
Revisions in estimated retirement obligations	—	(3,945)
Accretion expense	8,910	6,966
Ending asset retirement obligations	$151,953	$66,595

The asset retirement obligations reflect the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and gas properties. The Company utilizes current cost experience to estimate the expected cash outflows for retirement obligations. The Company estimates the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation, a corresponding adjustment is made to the oil and gas property balance.

12. Equity‑based Compensation
Restricted Stock Awards and Restricted Stock Units
Our Long-Term Incentive Plan ("LTIP") provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In January 2018 and January 2015, the board of directors approved amendments to the plan which added 11.0 million and 15.0 million shares, respectively, to the plan which were approved at the corresponding Annual General Meeting. The LTIP as amended provides for the issuance of 50.5 million shares pursuant to awards under the plan. As of December 31, 2018, the Company had approximately 15.2 million shares that remain available for issuance under the LTIP.
We record equity-based compensation expense equal to the fair value of share‑based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $35.2 million, $40.0 million and $40.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. The total tax benefit for the years ended December 31, 2018, 2017 and 2016 was $6.6 million, $13.2 million and $13.0 million, respectively. Additionally, we expensed a net tax shortfall (windfall) related to equity‑based compensation of $(0.4) million, $3.1 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of awards vested during 2018, 2017 and 2016 was approximately $85.1 million, $21.2 million, and $14.4 million, respectively. The Company granted both restricted stock awards and restricted stock units with service vesting criteria and granted both restricted stock awards and restricted stock units with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over a three year period. Restricted stock awards are issued and included in the number of outstanding shares upon the date of grant and, if such awards are forfeited, they become treasury stock. Upon vesting, restricted stock units become issued and outstanding stock.
The following table reflects the outstanding restricted stock awards as of December 31, 2018:

	Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Awards	Weighted- Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2015:	810	$9.20	261	$9.44
Granted	—	—	—	—
Forfeited	—	—	(162)	9.44
Vested	(322)	9.77	(99)	9.44
Outstanding at December 31, 2016:	488	8.83	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(268)	8.97	—	—
Outstanding at December 31, 2017:	220	8.64	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(220)	8.64	—	—
Outstanding at December 31, 2018:	—	—	—	—
The following table reflects the outstanding restricted stock units as of December 31, 2018:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2015:	3,592	$9.79	6,578	$14.24
Granted	2,158	4.05	1,379	4.88
Forfeited	(134)	8.87	(70)	14.49
Vested	(1,456)	9.61	(693)	15.81
Outstanding at December 31, 2016:	4,160	6.91	7,194	12.29
Granted	2,085	6.43	2,175	9.50
Forfeited	(137)	6.91	(21)	6.21
Vested	(1,925)	7.51	(896)	15.43
Outstanding at December 31, 2017:	4,183	6.39	8,452	11.26
Granted	2,402	7.07	8,111	12.38
Forfeited	(229)	6.40	(302)	8.95
Vested	(2,241)	6.95	(9,545)	13.75
Outstanding at December 31, 2018:	4,115	6.42	6,716	9.02
As of December 31, 2018, total equity‑based compensation to be recognized on unvested restricted stock units is $33.9 million over a weighted average period of 2.0 years.

For restricted stock units with a combination of market and service vesting criteria, the number of shares of common stock to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest up to 200% of the awards granted. The grant date fair value ranged from $4.83 to $15.71 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 44.0% to 53.0%. The risk‑free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant ranged from 0.7% to 2.2% for restricted stock units.
In January 2019, we granted 2.6 million service vesting restricted stock units and 2.8 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $32.0 million of non-cash compensation expense related to these grants over the next three years.

13. Income Taxes
Kosmos Energy Ltd. changed its jurisdiction of incorporation from Bermuda to the State of Delaware in December 2018. The company was not subject to taxation at the parent company level for the years ended December 31, 2017 and 2016. We provide for income taxes based on the laws and rates in effect in the countries in which our operations are conducted. The relationship between our pre‑tax income or loss from continuing operations and our income tax expense or benefit varies from period to period as a result of various factors which include changes in total pre‑tax income or loss, the jurisdictions in which our income (loss) is earned and the tax laws in those jurisdictions.
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
SAB 118 was issued in January 2018 to address situations where certain aspects of the Tax Reform Act are unclear at issuance of the registrant’s financial statements for the reporting period in which the Jobs Act became law. SAB 118 allowed us to record provisional amounts during a one-year measurement period that ended in December 2018. As of December 31, 2018, there are no provisional tax amounts recorded in our financial statements.
The components of loss before income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$41,026	$6,068	$5,083
Bermuda	(73,979)	(66,914)	(63,749)
Foreign—other	(17,907)	(117,009)	(235,898)
Loss before income taxes	$(50,860)	$(177,855)	$(294,564)

The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
United States	$122	$10,976	$12,675
Bermuda	—	—	—
Foreign—other	33,864	24,456	102
Total current	33,986	35,432	12,777
Deferred:
United States	8,514	15,310	(3,594)
Bermuda	—	—	—
Foreign—other	631	(5,805)	(19,967)
Total deferred	9,145	9,505	(23,561)
Income tax expense (benefit)	$43,131	$44,937	$(10,784)
Our reconciliation of income tax expense (benefit) computed by applying our statutory rate and the reported effective tax rate on loss from continuing operations is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Tax at statutory rate(1)	$(10,681)	$—	$—
Foreign income (loss) taxed at different rates	5,013	9,381	(57,898)
Net non-taxable expense / insurance recoveries	3,256	(30)	8,694
West Leo arbitration settlement	(2,834)	1,736	1,098
Non-deductible compensation	2,643	1,680	1,999
Deferred tax liability - undistributed earnings	(2,565)	2,565	—
Non-deductible and other items	656	3,790	556
Equity earnings - net of tax	(15,305)	—	—
Tax shortfall (windfall) on equity-based compensation, net	(387)	3,086	5,504
Change in valuation allowance	63,335	6,008	29,263
Change in U.S. tax rate	—	16,721	—
Total tax expense (benefit)	$43,131	$44,937	$(10,784)
Effective tax rate(2)	85%	25%	4%
______________________________________

(1)
On December 28, 2018, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware. Kosmos Energy Ltd. discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda and, pursuant to Section 265 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation organized in the State of Delaware. As a result, the statutory tax rate for the 2018 reconciliation of income tax expense is the U.S. statutory tax rate of 21%. Our 2017 and 2016 reconciliation of income tax expense is based on the Bermuda statutory tax rate of 0%.

(2)
The effective tax rate during the years ended December 31, 2018, 2017 and 2016 were impacted by losses of $261.2 million, $164.4 million and $121.4 million, respectively, incurred in jurisdictions in which we are not subject to taxes and therefore do not generate any income tax benefits.

The effective tax rate for the United States is approximately 84%, 433% and 179% for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate in the United States is impacted by the effect the sum of non-deductible expenditures and equity-based compensation tax shortfalls and tax windfalls equal to the difference between the income tax benefit recognized for financial statement reporting purposes compared to the income tax benefit realized for tax return purposes.

The effective tax rate for Ghana is approximately 36%, 49% and 23% for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures, including amounts associated with the damage to the turret bearing, which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax.
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

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$128,809	$68,218
Foreign net operating losses	28,050	25,307
United States net operating losses	59,336	—
Equity compensation	11,408	20,783
Unrealized derivative losses	—	33,963
Asset retirement obligation and other	29,450	24,784
Total deferred tax assets	257,053	173,055
Valuation allowance	(156,860)	(93,525)
Total deferred tax assets, net	100,193	79,530
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(547,389)	(533,561)
Unrealized derivative gains	(15,979)	—
Total deferred tax liabilities	(563,368)	(533,561)
Net deferred tax liability	$(463,175)	$(454,031)

The Company has recorded a full valuation allowance against the net deferred tax assets in countries where we only have exploration operations.
The Company has foreign net operating loss carryforwards of $103.0 million. Of these losses, we expect $0.9 million, $0.5 million, $0.5 million, $0.6 million, $0.7 million, $15.0 million and $0.1 million to expire in 2019, 2020, 2021, 2022, 2023, 2029 and 2030, respectively, and $84.7 million do not expire. All of these losses currently have offsetting valuation allowances. The Company has $282.5 million of United States net operating loss that will not expire.
The Company will file a 2018 U.S. federal income tax return during 2019. A subsidiary of the Company is open to U.S. federal income tax examinations for tax years 2015 through 2017 and to Texas margin tax examinations for the tax years 2014 through 2017. In addition to the United States, the Company files income tax returns in the countries in which we operate. The Company is open to income tax examinations for years 2014 through 2017 in its significant other foreign jurisdictions, primarily Ghana.
As of December 31, 2018, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

14. Net Income (Loss) Per Share

In the calculation of basic net income per share, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income, if any. We calculate basic net income per share under the two‑class method. Diluted net income (loss) per share is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if all outstanding awards under our LTIP were converted into shares of common stock or resulted in the issuance of shares of common stock that would then share in the earnings of the Company. During periods in which the Company realizes a loss from continuing operations securities would not be dilutive to net loss per share and conversion into shares of common stock is assumed not to occur.
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

	Years Ended
	December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders(1)	$(93,991)	$(222,792)	$(283,780)
Denominator:
Weighted average number of shares outstanding:
Basic	404,585	388,375	385,402
Restricted stock awards and units(1)(2)	—	—	—
Diluted	404,585	388,375	385,402
Net loss per share:
Basic	$(0.23)	$(0.57)	$(0.74)
Diluted	$(0.23)	$(0.57)	$(0.74)
______________________________________

(1)
Our service vesting restricted stock awards represent participating securities because they participate in non-forfeitable dividends with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Our restricted stock awards with market and service vesting criteria and all restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per share calculation. Our service vesting restricted stock awards do not participate in undistributed net losses because they are not contractually obligated to do so and, therefore, are excluded from the basic net income (loss) per share calculation in periods we are in a net loss position. All restricted stock awards were fully vested in January 2018.

(2)
For the years ended December 31, 2018, 2017 and 2016, we excluded 10.6 million, 12.9 million and 11.8 million outstanding restricted stock awards and restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.

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
The Jubilee Field in Ghana covers an area within both the WCTP and DT petroleum contract areas. It was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners executed a comprehensive unitization and unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit, which was effective July 16, 2009. Pursuant to the terms of the Jubilee UUOA, the tract participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, our Unit Interest is 24.1%. These consolidated financial statements are based on these redetermined tract participations. Our unit interest may change in the future should another redetermination occur.
The Company leases facilities under various operating leases that fully expire through 2027, including our office space. Rent expense under these agreements, was $4.7 million, $3.3 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We currently have a commitment to drill one exploration well in Mauritania and Namibia and two exploration wells in Senegal. Our partner is obligated to fund our share of the cost of the exploration wells, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Sao Tome and Principe, we have a 3D seismic requirement of approximately 13,500 square kilometers.
Future minimum rental commitments under our leases at December 31, 2018, are as follows:

	Payments Due By Year(1)
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases(2)	$36,508	$2,775	$4,173	$3,276	$3,326	$3,376	$19,582
______________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Primarily relates to office leases.

Performance Obligations

As of December 31, 2018, the Company had secured performance bonds totaling $200.9 million for our supplemental bonding requirements stipulated by the Bureau of Ocean Energy Management ("BOEM") and $3.7 million to another operator related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in its U.S. Gulf of Mexico fields. As of December 31, 2018, we had $0.6 million of cash collateral against these secured performance bonds which is classified as Other long term assets in our consolidated balance sheet.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal which obligate us separately to finance the respective national oil company’s share of certain development costs. Kosmos’ total share for the two agreements combined is up to $239.7 million, which is to be repaid through the national oil companies’ share of future revenues.

On February 25, 2019, we announced our quarterly cash dividend of $0.0452 per common share. The dividend is payable on March 28, 2019 to stockholders of record on March 7, 2019.

16. Additional Financial Information
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Accrued liabilities:
Exploration, development and production	$92,613	$144,717
Current asset retirement obligations	6,617	—
General and administrative expenses	39,373	31,124
Interest	18,152	20,457
Income taxes	8,958	17,423
Taxes other than income	4,613	3,270
Derivatives	441	—
Revenue payable	24,379	—
Other	450	2,421
	$195,596	$219,412

Gain on sale of assets
During the year ended December 31, 2018, we recognized a $7.7 million gain related to the farm-out of Blocks EG-21, S, and W offshore Equatorial Guinea to Trident.
Other Income, net
Other income, net which includes Loss of Production Income (“LOPI”) payments, consisted of zero, $58.7 million and $74.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our LOPI coverage for the turret bearing issue on the Jubilee FPSO ended in May 2017.
Oil and Gas Production
Oil and gas production expense included insurance recoveries related to our increased cost of working covered by our LOPI policy of zero, $17.1 million, and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Facilities Insurance Modifications, net
Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility, net of any insurance reimbursements.
Other Expenses, net
Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Loss on disposal of inventory	$280	$866	$14,900
Gain on insurance settlements	—	(461)	(4,003)
Disputed charges and related costs, net of recoveries	(9,753)	4,962	11,299
Other, net	2,972	(76)	920
Other expenses, net	$(6,501)	$5,291	$23,116

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
17. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration and development of oil and gas. At December 31, 2018, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the United States. To assess performance of the reporting segments, the Chief Operating Decision Maker ("CODM") reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea(1)	Mauritania/Senegal	United States(2)	Corporate & Other	Eliminations(3)	Total
	(in thousands)
Year ended December 31, 2018
Revenues and other income:
Oil and gas revenue	$739,070	$360,649	$—	$147,596	$—	$(360,649)	$886,666
Gain on sale of assets	—	7,666	—	—	—	—	7,666
Other income, net	(17)	(238)	—	11	150,635	(142,354)	8,037
Total revenues and other income	739,053	368,077	—	147,607	150,635	(503,003)	902,369
Costs and expenses:
Oil and gas production	189,104	73,843	—	30,470	5,153	(73,843)	224,727
Facilities insurance modifications, net	6,955	—	—	—	—	—	6,955
Exploration expenses	58,276	38,164	7,262	66,962	131,180	(352)	301,492
General and administrative	19,342	5,351	5,220	10,534	168,542	(109,133)	99,856
Depletion and depreciation	265,805	134,983	61	59,835	4,134	(134,983)	329,835
Interest and other financing costs, net(4)	86,738	(12)	(25,386)	7,487	39,483	(7,134)	101,176
Derivatives, net	—	—	—	(57,615)	26,185	—	(31,430)
(Gain) loss on equity method investments, net	—	—	—	—	—	(72,881)	(72,881)
Other expenses, net	16,414	(814)	(23)	598	3,510	(26,186)	(6,501)
Total costs and expenses	642,634	251,515	(12,866)	118,271	378,187	(424,512)	953,229
Loss before income taxes	96,419	116,562	12,866	29,336	(227,552)	(78,491)	(50,860)
Income tax expense (benefit)	34,494	78,491	—	6,163	2,474	(78,491)	43,131
Net loss	$61,925	$38,071	$12,866	$23,173	$(230,026)	$—	$(93,991)

Consolidated capital expenditures	$105,942	$32,156	$11,962	$95,993	$139,381	$—	$385,434

As of December 31, 2018
Property and equipment, net	$1,698,194	$3,919	$411,448	$1,308,670	$37,470	$—	$3,459,701
Total assets	$1,930,071	$55,302	$536,620	$3,512,989	$10,349,488	$(12,296,281)	$4,088,189
______________________________________

(1)
Includes our proportionate share of our equity method investment in KTIPI, including our basis difference which is reflected in depletion and depreciation for the year ended December 31, 2018, except for capital expenditures. See Note 7 - Equity Method Investments for additional information regarding our equity method investments.

(2)	Represents activity commencing September 14, 2018, the DGE acquisition date.

(3)	Includes elimination of proportionate consolidation amounts recorded for KTIPI to reconcile to (Gain) loss on equity method investments, net as reported in the consolidated statements of operations.

(4)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea(1)	Mauritania/Senegal	United States	Corporate & Other	Eliminations(2)	Total
	(in thousands)
Year ended December 31, 2017
Revenues and other income:
Oil and gas revenue	$578,139	$27,308	$—	$—	$—	$(27,308)	$578,139
Gain on sale of assets	—	—	—	—	—	—	—
Other income, net	5	147	—	—	$219,968	(161,423)	58,697
Total revenues and other income	578,144	27,455	—	—	219,968	(188,731)	636,836
Costs and expenses:
Oil and gas production	137,584	7,755	—	—	(10,734)	(7,755)	126,850
Facilities insurance modifications, net	(820)	—	—	—	—	—	(820)
Exploration expenses	394	86	71,456	—	144,114	—	216,050
General and administrative	14,836	672	8,298	—	138,661	(94,165)	68,302
Depletion and depreciation	251,890	11,181	20	—	3,293	(11,181)	255,203
Interest and other financing costs, net(3)	71,592	—	(16,065)	—	29,202	(7,134)	77,595
Derivatives, net	—	—	—	—	59,968	—	59,968
Loss on equity method investments, net	—	—	11,486	—	—	(5,234)	6,252
Other expenses, net	64,768	—	867	—	(376)	(59,968)	5,291
Total costs and expenses	540,244	19,694	76,062	—	364,128	(185,437)	814,691
Income (loss) before income taxes	37,900	7,761	(76,062)	—	(144,160)	(3,294)	(177,855)
Income tax expense (benefit)	18,649	3,294	3	—	26,285	(3,294)	44,937
Net income (loss)	$19,251	$4,467	$(76,065)	$—	$(170,445)	$—	$(222,792)

Consolidated capital expenditures	$5,545	$1,995	$(80,929)	$—	$130,821	$—	$57,432

As of December 31, 2017
Property and equipment, net	$1,901,127	$1,908	$381,422	$—	$33,371	$—	$2,317,828
Total assets	$2,263,824	$237,835	$570,044	$—	$8,671,437	$(8,550,537)	$3,192,603
______________________________________

(1)
Includes our proportionate share of our equity method investment in KTIPI, including our basis difference which is reflected in depletion and depreciation for the year ended December 31, 2017, except for capital expenditures. See Note 7 - Equity Method Investments for additional information regarding our equity method investments.

(2)	Includes elimination of proportionate consolidation amounts recorded for KTIPI to reconcile to (Gain) loss on equity method investments, net as reported in the consolidated statements of operations.

(3)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania/Senegal	United States	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2016
Revenues and other income:
Oil and gas revenue	$310,377	$—	$—	$—	$—	$—	$310,377
Gain on sale of assets	—	—	—	—	—	—	—
Other income, net	7	—	—	—	$227,101	(152,130)	74,978
Total revenues and other income	310,384	—	—	—	227,101	(152,130)	385,355
Costs and expenses:
Oil and gas production	121,329	—	—	—	(1,962)	—	119,367
Facilities insurance modifications, net	14,961	—	—	—	—	—	14,961
Exploration expenses	1,211	9	63,186	—	137,874	—	202,280
General and administrative	9,490	—	21,530	—	153,577	(96,974)	87,623
Depletion and depreciation	137,094	—	97	—	3,213	—	140,404
Interest and other financing costs, net(1)	45,403	—	(22,404)	—	28,282	(7,134)	44,147
Derivatives, net	—	—	—	—	48,021	—	48,021
Loss on equity method investments, net	—	—	—	—	—	—	—
Other expenses, net	67,793	—	454	—	2,890	(48,021)	23,116
Total costs and expenses	397,281	9	62,863	—	371,895	(152,129)	679,919
Income (loss) before income taxes	(86,897)	(9)	(62,863)	—	(144,794)	(1)	(294,564)
Income tax expense (benefit)	(19,866)	—	—	—	9,082	—	(10,784)
Net income (loss)	$(67,031)	$(9)	$(62,863)	$—	$(153,876)	$(1)	$(283,780)

Consolidated capital expenditures	$221,294	$9	$283,442	$—	$139,765	$—	$644,510

As of December 31, 2016
Property and equipment, net	$2,129,873	$—	$529,071	$—	$49,948	$—	$2,708,892
Total assets	$2,484,497	$(3)	$551,250	$—	$8,205,043	$(7,899,322)	$3,341,465
______________________________________

(1)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$213,806	$140,495	$535,975
Other property	7,935	2,858	1,998
Adjustments:
Changes in capital accruals	26,669	(6,337)	(26,725)
Exploration expense, excluding unsuccessful well costs(1)	178,293	172,849	199,806
Capitalized interest	(28,331)	(30,282)	(59,803)
Proceeds on sale of assets	(13,703)	(222,068)	(210)
Other	765	(83)	(6,531)
Total consolidated capital expenditures	$385,434	$57,432	$644,510

______________________________________

(1)	Unsuccessful well costs are included in oil and gas assets when incurred.

KOSMOS ENERGY LTD.
Supplemental Oil and Gas Data (Unaudited)
Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2018, 2017 and 2016. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.
Net Proved Developed and Undeveloped Reserves
The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interest in the Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico (commencing September 14, 2018, the DGE acquisition date), and our equity method investment offshore Equatorial Guinea.

	Kosmos Entities			Equity Method Investment - Equatorial Guinea
	Oil	Gas	Total	Oil	Gas	Total	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2015(1)	74	14	76	—	—	—	76
Production	(7)	(1)	(7)	—	—	—	(7)
Revision in estimate(2)	7	2	8	—	—	—	8
Net proved developed and undeveloped reserves at December 31, 2016(1)	74	15	77	—	—	—	77
Extensions and discoveries	1	—	1	—	—	—	1
Production	(11)	(1)	(11)	(1)	—	(1)	(12)
Revision in estimate(3)	18	35	24	—	—	—	24
Purchases of minerals-in-place(4)	—	—	—	20	13	21	21
Net proved developed and undeveloped reserves at December 31, 2017(1)	82	49	89	19	13	21	110
Extensions and discoveries	—	—	—	—	—	—	—
Production	(13)	(3)	(14)	(5)	—	(5)	(19)
Revision in estimate(5)	11	(1)	11	10	1	10	21
Purchases of minerals-in-place(6)	47	40	54	—	—	—	54
Net proved developed and undeveloped reserves at December 31, 2018(1)	127	85	141	24	14	26	167
Proved developed reserves(1)
December 31, 2016	64	13	66	—	—	—	66
December 31, 2017	59	38	65	18	13	20	85
December 31, 2018	81	57	91	23	14	25	116
Proved undeveloped reserves(1)
December 31, 2016	10	2	11	—	—	—	11
December 31, 2017	23	11	24	1	—	1	25
December 31, 2018	45	28	50	1	—	1	51
______________________________________

(1)	The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.

(2)
The increase in proved reserves is a result of an 8 MMBbl increase associated with positive revisions to the TEN fields as a result of the completion of seven wells along with the initiation of TEN production partially offset by 1 MMBbl of negative revisions to the Jubilee Field due to decreased pricing.

(3)
The increase in proved reserves is a result of a 16 MMBbl increase associated in Jubilee related to the approval of the Greater Jubilee Full Field Development Plan (GJFFDP) and an 8 MMBoe increase associated with positive revisions to the TEN fields.

(4)	The increase in purchase of minerals in place is related to Equatorial Guinea, representing the reserves associated with our equity method investment.

(5)
The increase in proved reserves is a result of a 10 MMBoe increase in Jubilee related to strong field performance, positive drilling results and increased estimate of original oil in place. Changes at TEN include a positive revision of 4 MMBbl due to increased estimate of original oil in place, new drilling and development plan updates, and a negative revision of 3 MMBbl due to recovery factor adjustment from dynamic modeling. Changes at Equatorial Guinea are primarily a 4 MMBbl positive revision due to strong field performance at both Ceiba and Okume Complex and a 6 MMBbl positive revision due to reservoir management strategies (re-opening shut-in wells, stimulations, surface/subsurface equipment installation).

(6)	The increase in purchase of minerals in place is related to the DGE acquisition completed in September 2018.

Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month based on the respective benchmark price in the period January through December 2018. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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
Capitalized Costs Related to Oil and Gas Activities
The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	U.S. Gulf of Mexico	Other(1)	Kosmos Total	Equity Method Investment-Equatorial Guinea(2)	Total
	(In thousands)
As of December 31, 2018
Unproved properties	$—	$318,831	$440,641	$759,472	$—	$759,472
Proved properties	3,191,157	1,045,332	—	4,236,489	2,850,316	7,086,805
	3,191,157	1,364,163	440,641	4,995,961	2,850,316	7,846,277
Accumulated depletion	(1,493,111)	(57,986)	—	(1,551,097)	(2,717,020)	(4,268,117)
Net capitalized costs	$1,698,046	$1,306,177	$440,641	$3,444,864	$133,296	$3,578,160
As of December 31, 2017
Unproved properties	$55,179	$—	$409,930	$465,109	$—	$465,109
Proved properties	3,080,670	—	—	3,080,670	2,850,521	5,931,191
	3,135,849	—	409,930	3,545,779	2,850,521	6,396,300
Accumulated depletion	(1,234,806)	—	—	(1,234,806)	(2,678,897)	(3,913,703)
Net capitalized costs	$1,901,043	$—	$409,930	$2,310,973	$171,624	$2,482,597
(1) Includes Africa (excluding Ghana) and South America.

(2) Represents 50% interest in KTIPI's capitalized costs related to oil and gas activities.
Costs Incurred in Oil and Gas Activities
The following tables reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	U.S. Gulf of Mexico	Other(1)	Kosmos Total	Equity Method Investment-Equatorial Guinea(2)	Total
	(In thousands)
Year ended December 31, 2018
Property acquisition:
Unproved	$—	$302,688	$2,975	$305,663	$—	$305,663
Proved	—	1,037,511	—	1,037,511	—	1,037,511
Exploration	3,182	69,673	199,423	272,278	—	272,278
Development	110,401	21,252	4,569	136,222	—	136,222
Total costs incurred	$113,583	$1,431,124	$206,967	$1,751,674	$—	$1,751,674
Year ended December 31, 2017
Property acquisition:
Unproved	$—	$—	$9,865	$9,865	$—	$9,865
Proved(3)	—	—	231,280	231,280	—	231,280
Exploration	15,150	—	55,632	70,782	—	70,782
Development	1,364	—	—	1,364	—	1,364
Total costs incurred	$16,514	$—	$296,777	$313,291	$—	$313,291
Year ended December 31, 2016
Property acquisition:
Unproved	$—	$—	$17,322	$17,322
Proved	—	—	—	—
Exploration	11,871	—	425,229	437,100
Development	265,451	—	—	265,451
Total costs incurred	$277,322	$—	$442,551	$719,873
______________________________________

(1)	Includes Africa (excluding Ghana), Europe and South America.

(2)	For year ended December 31, 2017, represents 50% interest in KTIPI costs incurred from the date of acquisition through December 31, 2017.

(3)	Represents cash paid to acquire 50% interest in KTIPI.
Standardized Measure for Discounted Future Net Cash Flows
The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2018. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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

	Ghana	U.S. Gulf of Mexico	Equity Method Investment-Equatorial Guinea	Total
	(In millions)
At December 31, 2018
Future cash inflows	$5,882	$2,951	$1,735	$10,568
Future production costs	(1,613)	(338)	(583)	(2,534)
Future development costs	(928)	(467)	(378)	(1,773)
Future tax expenses	(1,052)	(379)	(416)	(1,847)
Future net cash flows	2,289	1,767	358	4,414
10% annual discount for estimated timing of cash flows	(749)	(397)	33	(1,113)
Standardized measure of discounted future net cash flows	$1,540	$1,370	$391	$3,301
At December 31, 2017
Future cash inflows	$4,473		$1,003	$5,476
Future production costs	(1,925)		(473)	(2,398)
Future development costs	(1,059)		(296)	(1,355)
Future Ghanaian tax expenses(1)	(203)		(225)	(428)
Future net cash flows	1,286		9	1,295
10% annual discount for estimated timing of cash flows	(315)		121	(194)
Standardized measure of discounted future net cash flows	$971		$130	$1,101
At December 31, 2016
Future cash inflows	$3,204
Future production costs	(1,437)
Future development costs	(428)
Future Ghanaian tax expenses(1)	(228)
Future net cash flows	1,111
10% annual discount for estimated timing of cash flows	(265)
Standardized measure of discounted future net cash flows	$846
_____________________________________

(1)
The Company was a tax exempt company incorporated pursuant to the laws of Bermuda at December 31, 2017 and 2016. The Company was not subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent level. Accordingly, the Company’s Standardized Measure for the years ended December 31, 2017 and 2016, respectively, only reflect the effects of future tax expense levied at an asset level.

Changes in the Standardized Measure for Discounted Cash Flows

	Ghana	U.S. Gulf of Mexico	Equity Method Investment-Equatorial Guinea	Total
	(In millions)
Balance at December 31, 2015	$1,169	$—	$—	$1,169
Sales and transfers 2016	(191)	—	—	(191)
Net changes in prices and costs	(653)	—	—	(653)
Previously estimated development costs incurred during the period	225	—	—	225
Net changes in development costs	4	—	—	4
Revisions of previous quantity estimates	65	—	—	65
Net changes in Ghanaian tax expenses(1)	143	—	—	143
Accretion of discount	145	—	—	145
Changes in timing and other	(61)	—	—	(61)
Balance at December 31, 2016	$846	$—	$—	$846
Purchase of minerals in place	—	—	146	146
Sales and transfers 2017	(451)	—	(16)	(467)
Extensions and discoveries	21	—	—	21
Net changes in prices and costs	485	—	—	485
Previously estimated development costs incurred during the period	6	—	—	6
Net changes in development costs	(388)	—	—	(388)
Revisions of previous quantity estimates	415	—	—	415
Net changes in tax expenses(1)	(8)	—	—	(8)
Accretion of discount	98	—	—
Changes in timing and other	(53)	—	—
Balance at December 31, 2017	$971	$—	$130	$1,101
Purchase of minerals in place	—	1,487	—	1,487
Sales and transfers 2018	(545)	(117)	(287)	(949)
Extensions and discoveries	—	—	—	—
Net changes in prices and costs	1,154	—	408	1,562
Previously estimated development costs incurred during the period	105	—	—	105
Net changes in development costs	181	—	29	210
Revisions of previous quantity estimates	485	—	574	1,059
Net changes in tax expenses	(565)	—	(136)	(701)
Accretion of discount	112	—	30	142
Changes in timing and other	(358)	—	(357)	(715)
Balance at December 31, 2018	$1,540	$1,370	$391	$3,301
______________________________________

(1)
The Company was a tax exempt company incorporated pursuant to the laws of Bermuda at December 31, 2017 and 2016. The Company was not subject to future income tax expense related to its proved oil and gas reserves levied at a corporate parent level. Accordingly, the Company’s Standardized Measure for the years ended December 31, 2017 and 2016, respectively, only reflect the effects of future tax expense levied at an asset level.

KOSMOS ENERGY LTD.
Supplemental Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2018
Revenues and other income	$127,177	$215,473	$250,219	$309,500
Costs and expenses	201,751	364,091	364,912	22,475
Net income (loss)	(50,226)	(103,273)	(126,057)	185,565
Net income (loss) per share:
Basic(1)	(0.13)	(0.26)	(0.31)	0.44
Diluted(1)	(0.13)	(0.26)	(0.31)	0.43
2017
Revenues and other income	$151,966	$146,524	$151,242	$187,104
Costs and expenses	158,630	131,252	216,162	308,647
Net loss	(28,841)	(8,467)	(63,405)	(122,079)
Net loss per share:
Basic(1)	(0.07)	(0.02)	(0.16)	(0.31)
Diluted(1)	(0.07)	(0.02)	(0.16)	(0.31)
_______________________________

(1)	The sum of the quarterly earnings per share information may not add to the annual earnings per share information as a result of rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
On September 14, 2018, we completed the acquisition of Deep Gulf Energy (together with its subsidiaries "DGE"). We are in the process of integrating operations of DGE and affiliated entities related to this acquired business (“DGE business”), including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the DGE business. The DGE business accounted for 37% of the Company's total assets and 17% of total revenues of the Company as of and for the year ended December 31, 2018.

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
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018 which is included in “Item 8. Financial Statements and Supplementary Data.”

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

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended December 31, 2018. In addition, except as described below, at the time of filing this annual report on Form 10‑K, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended December 31, 2018, as the case may be, additional reportable transactions may be disclosed by such companies.

As of December 31, 2018, funds affiliated with Warburg Pincus (“Warburg Pincus”) held approximately 8% of our outstanding common shares. We were also a party to a shareholders agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus had the right until November 28, 2018 to designate two members of our board of directors. Accordingly, Warburg Pincus was deemed an “affiliate” of us, during the fiscal quarter ended December 31, 2018.

Disclosure relating to Warburg Pincus and its affiliates

Warburg Pincus informed us of (i) the information reproduced below (the “EIGI Disclosure”) regarding Endurance International Group Holdings, Inc. (together with its subsidiaries, "EIGI"). EIGI is a company that may be considered an affiliate of Warburg Pincus. Because we and EIGI may be deemed to be controlled by Warburg Pincus, we may be considered an “affiliate” of each of EIGI for the purposes of Section 13(r) of the Exchange Act.

EIGI Disclosure:

Quarter ended December 31, 2018

“On July 25, 2018, the Office of Foreign Assets Control (“OFAC”) designated Electronics Katrangi Trading (“Katrangi”) as a Specially Designated National (“SDN”) pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations, 31 C.F.R. Part 544. On July 30, 2018, during a regular compliance scan of EIGI’s user base, EIGI identified the domain SGP-FRANCE.COM (the “Domain Name”) which was listed as a website associated with Katrangi, on one of EIGI’s platforms. The Domain Name was managed using one of EIGI’s platforms by one of its reseller customers. Accordingly, there was no direct financial transaction between EIGI and the registered owner of the Domain Name and EIGI did not generate any revenue in connection with the Domain Name since Katrangi was added to the SDN list on July 25, 2018. Upon discovering the Domain Name on its platform, EIGI promptly suspended the Domain Name and removed it from its platform. EIGI reported the Domain Name to OFAC on August 7, 2018."

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
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
Schedule I—Condensed Parent Company Financial Statements
Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2018, 2017 and 2016 (collectively “KEL,” the “Parent Company”), such subsidiaries may be restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
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
The terms “Kosmos,” the “Company,” and similar terms refer to Kosmos Energy Ltd. and its wholly-owned subsidiaries, unless the context indicates otherwise. Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or shareholders equity.

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,776	$297
Receivables from subsidiaries	2,890	—
Note receivable from subsidiary	7,941	—
Prepaid expenses and other	313	290
Total current assets	17,920	587
Investment in subsidiaries at equity	1,432,468	1,419,890
Long-term note receivable from subsidiary	607,943	—
Deferred financing costs, net of accumulated amortization of $12,065 and $13,951 at December 31, 2018 and December 31, 2017, respectively	8,937	2,510
Restricted cash	305	—
Long-term deferred tax asset	(1,132)	—
Total assets	$2,066,441	$1,422,987
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$975	$4
Accounts payable to subsidiaries	—	332
Accrued liabilities	18,972	19,128
Total current liabilities	19,947	19,464
Long-term debt	836,016	506,411
Long-term note payable to subsidiary	269,000	—
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 442,914,675 and 398,599,457 issued at December 31, 2018 and December 31, 2017, respectively	4,429	3,986
Additional paid-in capital	2,341,249	2,014,525
Accumulated deficit	(1,167,193)	(1,073,202)
Treasury stock, at cost, 44,263,269 and 9,188,819 shares at December 31, 2018 and December 31, 2017, respectively	(237,007)	(48,197)
Total shareholders’ equity	941,478	897,112
Total liabilities and shareholders’ equity	$2,066,441	$1,422,987

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Total revenues and other income	—	—	—
Costs and expenses:
General and administrative	47,279	51,544	48,542
General and administrative recoveries—related party	(36,197)	(40,266)	(40,047)
Interest and other financing costs, net	66,055	55,596	55,253
Interest and other financing costs, net—related party	(7,941)	—	—
Other expenses, net	49	40	1
Equity in losses of subsidiaries	23,614	155,878	220,031
Total costs and expenses	92,859	222,792	283,780
Loss before income taxes	(92,859)	(222,792)	(283,780)
Income tax expense	1,132	—	—
Net loss	$(93,991)	$(222,792)	$(283,780)

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(93,991)	$(222,792)	$(283,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	23,614	155,878	220,031
Equity-based compensation	35,230	39,913	40,423
Amortization	7,292	3,070	3,070
Deferred income taxes	1,132	—	—
Other	268	3,884	3,530
Changes in assets and liabilities:
Decrease in receivables	1,234	986	—
(Increase) decrease in prepaid expenses and other	(23)	127	52
(Increase) decrease due to/from related party	(42,163)	14,463	(15,201)
Increase in accounts payable and accrued liabilities	816	1,179	312
Net cash provided by (used in) operating activities	(66,591)	(3,292)	(31,563)
Investing activities
Investment in subsidiaries	(36,192)	4,691	(40,047)
Net cash provided by (used in) investing activities	(36,192)	4,691	(40,047)
Financing activities
Borrowings under long-term debt	400,000	—	—
Payments on long-term debt	(75,000)
Purchase of treasury stock	(206,051)	(2,194)	(1,981)
Deferred financing costs	(9,382)	—	—
Net cash provided by (used in) financing activities	109,567	(2,194)	(1,981)
Net increase (decrease) in cash and cash equivalents	6,784	(795)	(73,591)
Cash, cash equivalents and restricted cash at beginning of period	297	1,092	74,683
Cash, cash equivalents and restricted cash at end of period	$7,081	$297	$1,092

Non-cash activity:
Issuance of common stock for related party receivable	$307,944	$—	$—

Schedule II
Kosmos Energy Ltd.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2018
Allowance for doubtful receivables	$—	$1,211	$—	$—	$1,211
Allowance for deferred tax assets	$93,525	$63,335	$—	$—	$156,860
2017
Allowance for doubtful receivables	$574	$77	$—	$(651)	$—
Allowance for deferred tax assets	$87,517	$6,008	$—	$—	$93,525
2016
Allowance for doubtful receivables	$—	$574	$—	$—	$574
Allowance for deferred tax assets	$116,541	$(29,024)	$—	$—	$87,517
Schedules other than Schedule I and Schedule II have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to consolidated financial statements.
(3)    Exhibits
See “Index to Exhibits” on page 139 for a description of the exhibits filed as part of this report.
Item 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSMOS ENERGY LTD.

Date: February 28, 2019	By:	/s/ Thomas P. Chambers
Thomas P. Chambers Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew G. Inglis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Andrew G. Inglis

/s/ Thomas P. Chambers	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Thomas P. Chambers

/s/ Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Paul M. Nobel

/s/ Brian F. Maxted	Director	February 28, 2019
Brian F. Maxted

/s/ Sir Richard B. Dearlove	Director	February 28, 2019
Sir Richard B. Dearlove

/s/ Deanna L. Goodwin	Director	February 28, 2019
Deanna L. Goodwin

/s/ Adebayo O. Ogunlesi	Director	February 28, 2019
Adebayo O. Ogunlesi

/s/ Chris Tong	Director	February 28, 2019
Chris Tong

INDEX OF EXHIBITS

Exhibit Number	Description of Document
Governing Documents
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Form 8-K12g-3 filed December 31, 2018 (File No. 000‑56014), and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8‑K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
Operating Agreements

Certain of the agreements listed below have been filed pursuant to the Company’s voluntary compliance with international transparency standards and are not material contracts as such term is used in Item 601(b)(10) of Regulation S-K.

Ghana
10.1
Petroleum Agreement in respect of West Cape Three Points Block Offshore Ghana dated July 22, 2004 among the GNPC, Kosmos Ghana and the E.O. Group (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S‑1/A filed March 3, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.2
Joint Operating Agreement in respect of West Cape Three Points Block Offshore Ghana dated July 27, 2004 between Kosmos Ghana and E.O. Group (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S‑1/A filed March 3, 2011 (File No. 333‑171700), and incorporated herein by reference).

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

Sao Tome and Principe
10.7
Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.8
Amendment No. 1, dated November 24, 2014, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.9
Amendment No. 2, dated September 15, 2015, to the Production Sharing Contract relating to Block 5 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe and Equator Exploration STP Block 5 Limited dated April 18, 2012 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.10
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

10.13
Production Sharing Contract relating to Block 10 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, BP Exploration (STP) Limited and Kosmos Energy Sao Tome and Principe dated March 9, 2018 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.14
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

10.16
First Amendment, dated March 31, 2016, to the Production Sharing Contract between the Democratic Republic of Sao Tome and Principe, Equator Exploration STP Block 12 Limited and Kosmos Energy Sao Tome and Principe dated February 19, 2016 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).

10.17
Production Sharing Contract relating to Block 13 Offshore Sao Tome between the Democratic Republic of Sao Tome and Principe, BP Exploration (STP) Limited and Kosmos Energy Sao Tome and Principe dated March 9, 2018 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

Senegal
10.18
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

10.20
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

Mauritania
10.23
Exploration and Production Contract between The Islamic Republic of Mauritania and Kosmos Energy Mauritania (Bloc C8) dated April 5, 2012 (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, and incorporated herein by reference).

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

Exhibit Number	Description of Document
10.27
Exploration and Production Contract between The Islamic Republic of Mauritania and Tullow Mauritania Limited (Bloc C18) dated May 17, 2012 (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

Equatorial Guinea
10.28
Share Sale and Purchase Agreement relating to the sale and purchase of shares in Hess International Petroleum, Inc. between Hess Equatorial Guinea Investments Limited, Hess Corporation, Kosmos Energy Equatorial Guinea, Kosmos Energy Operating and Trident Energy E.G. Operations, Ltd. dated October 23, 2017 (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

10.29
Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. dated March 26, 1997 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.30
Amendment No. 1, dated January 1, 2000, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Triton Equatorial Guinea, Inc., Energy Africa Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines and Energy (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.31
Amendment No. 2, dated December 15, 2005, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Amerada Hess Equatorial Guinea, Energy Africa Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines, Industry and Energy (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.32
Amendment No. 3, dated October 22, 2017, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Hess Equatorial Guinea, Tullow Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines and Hydrocarbons (filed as Exhibit10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.33
Production Sharing Contract relating to Block EG-21 Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea dated October 10, 2017 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.34
Production Sharing Contract relating to Block S Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea dated October 10, 2017 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.35
Production Sharing Contract relating to Block W Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea dated October 10, 2017 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.36
Production Sharing Contract relating to Block EG-24 Offshore Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Ophir Equatorial Guinea (EG-24) Limited dated October 2017 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference).

Cote d'Ivoire
10.37
Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-526) dated December 21, 2017 (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

10.38
Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-602) dated December 21, 2017 (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

10.39
Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-603) dated December 21, 2017 (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

Exhibit Number	Description of Document
10.40
Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-707) dated December 21, 2017 (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

10.41
Hydrocarbons Production Sharing Agreement between The Republic of Cote d'Ivoire, BP Exploration Operating Company Limited and Kosmos Energy Cote d'Ivoire (Block CI-708) dated December 21, 2017 (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K of the year ended December 31, 2017, and incorporated herein by reference).

Namibia
10.42*
Petroleum Agreement between the Government of the Republic of Namibia and Signet Petroleum Limited Cricket Investments (PTY) LTD National Petroleum Corporation of Namibia (Block 2914B) dated June 2011.

10.43*	Addendum to Petroleum Agreement between The Government of the Republic of Namibia and Shell Namibia Upstream B.V. and National Petroleum Corporation of Namibia dated June 17, 2011.
10.44*	Addendum II to Petroleum Agreement between The Government of the Republic of Namibia and Shell Namibia Upstream B.V. and National Petroleum Corporation of Namibia dated June 17, 2011.
Financing Agreements
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

10.46
Deed of Amendment and Restatement relating to the Facility Agreement, dated February 5, 2018 among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Senegal, Kosmos Energy Mauritania, Kosmos Energy Equatorial Guinea, Kosmos Energy Investments Senegal Limited, BNP Paribas and Standard Chartered Bank (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.47
Amended and Restated Revolving Credit Facility Agreement, dated August 6, 2018, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Guarantors, ING Bank N.V., as Facility Agent, Crédit Agricole Corporate and Investment Bank, as Security and Intercreditor Agent, and the financial institutions listed therein, as Lenders (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 7, 2018 (File No. 001-35167), and incorporated herein by reference).

10.48
Share Repurchase Agreement dated November 25, 2018 (filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed November 26, 2018 (File No. 001-35167), and incorporated herein by reference).

Agreements with Shareholders and Directors
10.49
Form of Director Indemnification Agreement (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S‑1/A filed April 14, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.50
Shareholders Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 9.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference) (the "Shareholders Agreement").

10.51
Waiver Letter of funds affiliated with The Blackstone Group L.P., dated November 28, 2018 regarding the Shareholders Agreement (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 30, 2018 (File No. 001-35167), and incorporated herein by reference).

10.52
Waiver Letter of funds affiliated with Warburg Pincus LLC, dated November 28, 2018 regarding the Shareholders Agreement (filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed November 30, 2018 (File No. 001-35167), and incorporated herein by reference).

10.53
Amended and Restated Registration Rights Agreement, dated as of October 7, 2009, among Kosmos Energy Holdings and the other parties signatory thereto (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

10.54
Joinder Agreement to the Registration Rights Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

10.55
Amendment No. 1 to the Registration Rights Agreement, dated as of February 8, 2013, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference).

Exhibit Number	Description of Document
Management Contracts/Compensatory Plans or Arrangements
10.56†	Long Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S‑8 filed May 16, 2011 (File No. 333‑174234), and incorporated herein by reference).
10.57†
Long Term Incentive Plan (amended and restated as of January 23, 2015) (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed October 2, 2015 (File No. 333-207259), and incorporated herein by reference).

10.58†
Long Term Incentive Plan (amended and restated as of January 23, 2017) (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

10.59†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S‑1/A filed March 30, 2011 (File No. 333‑171700), and incorporated herein by reference).
10.60†
Form of Restricted Stock Award Agreement (Service-Vesting) (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.61†
Form of Restricted Stock Award Agreement (Performance-Vesting) (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.62†	Form of RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.63†	Form of RSU Award Agreement (Performance-Vesting) (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).
10.64†	Form of Directors RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.65†
Offer Letter, dated September 1, 2011, between Kosmos Energy, LLC and Jason Doughty (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.66†
Offer Letter, dated May 22, 2013, between Kosmos Energy, LLC and Christopher Ball (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.67†
Offer Letter, dated January 10, 2014, between Kosmos Energy, LLC and Andrew Inglis (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, and incorporated herein by reference).

10.68†
Assignment Agreement, dated April 16, 2014, between Kosmos Energy, LLC and Brian F. Maxted (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.69†
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

10.71†
Kosmos Energy Ltd. Change in Control Severance Policy for U.S. Employees, dated December 19, 2013 (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, and incorporated herein by reference).

DGE Acquisition
10.72
Securities Purchase Agreement by and among DGE Group Series Holdco, LLC, and each of its three designated series, DGE Group Series Holdco, LLC, Series I, DGE Group Series Holdco, LLC, Series, II, DGE Group Series Holdco, LLC, Series III, and Kosmos Energy Gulf of Mexico, LLC dated August 3, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018 (File No. 001-35167), and incorporated herein by reference).

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