Form 10-Q
period 2019-03-31
Kosmos Energy Ltd.
filed 2019-05-06
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  001-35167

Kosmos Energy Ltd.
(Exact name of registrant as specified in its charter)

Delaware	98-0686001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8176 Park Lane
Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 214 445 9600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Shares, $0.01 par value	401,303,816

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

"ANP-STP	Agencia Nacional Do Petroleo De Sao Tome E Principe.

“API”
A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus lighter petroleum liquids will have a higher API than heavier ones.

“ASC”	Financial Accounting Standards Board Accounting Standards Codification.

“ASU”	Financial Accounting Standards Board Accounting Standards Update.

“Barrel” or “Bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.

“BBbl”	Billion barrels of oil.

“BBoe”	Billion barrels of oil equivalent.

“Bcf”	Billion cubic feet.

“Boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.

"BOEM"	Bureau of Ocean Energy Management.

“Boepd”	Barrels of oil equivalent per day.

“Bopd”	Barrels of oil per day.

"BP"	BP p.l.c.

“Bwpd”	Barrels of water per day.

“Debt cover ratio”
The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long-term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.

“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.

“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.

"DGE"	Deep Gulf Energy (together with its subsidiaries).

“Dry hole" or "Unsuccessful well”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.

“EBITDAX”
Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results. The Facility EBITDAX definition includes 50% of the EBITDAX adjustments of Kosmos-Trident International Petroleum Inc for the period it was an equity method investment and includes Last Twelve Months ("LTM") EBITDAX for any acquisitions and excludes LTM EBITDAX for any divestitures.

"ESP"	Electric submersible pump.

“E&P”	Exploration and production.

“FASB”	Financial Accounting Standards Board.

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

"FEED"	Front End Engineering Design.

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

"FLNG"	Floating liquefied natural gas.

"FPS"	Floating production system.

“FPSO”	Floating production, storage and offloading vessel.

"GEPetrol"	Guinea Equatorial De Petroleos.

"GNPC"	Ghana National Petroleum Corporation.

"KBSL"	Kosmos BP Senegal Limited.

"KTIPI"	Kosmos-Trident International Petroleum Inc.

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

"LNG"	Liquefied natural gas.

“MBbl”	Thousand barrels of oil.

"MBoe"	Thousand barrels of oil equivalent.

“Mcf”	Thousand cubic feet of natural gas.

“Mcfpd”	Thousand cubic feet per day of natural gas.

“MMBbl”	Million barrels of oil.

“MMBoe”	Million barrels of oil equivalent.

"MMBtu"	Million British thermal units.

“MMcf”	Million cubic feet of natural gas.

“MMcfd”	Million cubic feet per day of natural gas.

"MMTPA"	Million metric tonnes per annum.

“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.

"Ophir"	Ophir Energy plc.

“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.

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

"SNPC"	Société Nationale des Pétroles du Congo.

“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.

"Shell"	Shell Exploration Company B.V.

“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

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

“Three-way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.

“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.

"Trident"	Trident Energy.

“Undeveloped acreage”
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,423	$173,515
Restricted cash	537	4,527
Receivables:
Joint interest billings, net	54,580	64,572
Oil sales	103,597	48,164
Related party	11	5,580
Other	27,991	21,690
Inventories	87,295	84,827
Prepaid expenses and other	58,404	68,040
Derivatives	17,289	38,785
Total current assets	484,127	509,700
Property and equipment:
Oil and gas properties, net	3,900,584	3,444,864
Other property, net	14,219	14,837
Property and equipment, net	3,914,803	3,459,701
Other assets:
Equity method investment	—	51,896
Restricted cash	7,574	7,574
Long-term receivables - joint interest billings	20,670	19,002
Deferred financing costs, net of accumulated amortization of $12,719 and $12,065 at March 31, 2019 and December 31, 2018, respectively	8,283	8,937
Deferred tax assets	33,144	14,004
Derivatives	8,243	14,312
Other	25,012	3,063
Total assets	$4,501,856	$4,088,189
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174,073	$176,540
Accrued liabilities	187,941	195,596
Derivatives	51,713	12,172
Total current liabilities	413,727	384,308
Long-term liabilities:
Long-term debt, net	2,195,826	2,120,547
Derivatives	13,306	10,181
Asset retirement obligations	268,535	145,336
Deferred tax liabilities	704,122	477,179
Other long-term liabilities	29,747	9,160
Total long-term liabilities	3,211,536	2,762,403
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 445,525,116 and 442,914,675 issued at March 31, 2019 and December 31, 2018, respectively	4,455	4,429
Additional paid-in capital	2,329,244	2,341,249
Accumulated deficit	(1,220,099)	(1,167,193)
Treasury stock, at cost, 44,263,269 and 44,263,269 shares at March 31, 2019 and December 31, 2018, respectively	(237,007)	(237,007)
Total stockholders’ equity	876,593	941,478
Total liabilities and stockholders’ equity	$4,501,856	$4,088,189
See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues and other income:
Oil and gas revenue	$296,790	$127,196
Other income, net	—	(19)
Total revenues and other income	296,790	127,177
Costs and expenses:
Oil and gas production	79,799	46,768
Facilities insurance modifications, net	(20,021)	8,449
Exploration expenses	30,344	21,193
General and administrative	35,908	21,883
Depletion, depreciation and amortization	118,095	54,277
Interest and other financing costs, net	35,041	25,694
Derivatives, net	77,085	38,478
(Gain) loss on equity method investments, net	—	(18,696)
Other expenses, net	2,119	3,705
Total costs and expenses	358,370	201,751
Loss before income taxes	(61,580)	(74,574)
Income tax benefit	(8,674)	(24,348)
Net loss	$(52,906)	$(50,226)

Net loss per share:
Basic	$(0.13)	$(0.13)
Diluted	$(0.13)	$(0.13)

Weighted average number of shares used to compute net loss per share:
Basic	401,164	395,600
Diluted	401,164	395,600

Dividends declared per common share	$0.0452	$—

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2017	398,599	$3,986	$2,014,525	$(1,073,202)	$(48,197)	$897,112
Equity-based compensation	—	—	8,392	—	—	8,392
Restricted stock awards and units	6,380	64	(64)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(11,364)	—	(510)	(11,874)
Net loss	—	—	—	(50,226)	—	(50,226)
Balance as of March 31, 2018	404,979	$4,050	$2,011,489	$(1,123,428)	$(48,707)	$843,404

Balance as of December 31, 2018	442,915	$4,429	$2,341,249	$(1,167,193)	$(237,007)	$941,478
Dividends ($0.0452 per share)	—	—	(18,744)	—	—	(18,744)
Equity-based compensation	—	—	8,744	—	—	8,744
Restricted stock awards and units	2,610	26	(26)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(1,979)	—	—	(1,979)
Net loss	—	—	—	(52,906)	—	(52,906)
Balance as of March 31, 2019	445,525	$4,455	$2,329,244	$(1,220,099)	$(237,007)	$876,593

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(52,906)	$(50,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	120,482	56,717
Deferred income taxes	(39,833)	(24,697)
Unsuccessful well costs	(160)	43
Change in fair value of derivatives	73,807	38,966
Cash settlements on derivatives, net (including $(7.3) million and $(19.7) million on commodity hedges during 2019 and 2018)	(3,576)	(20,397)
Equity-based compensation	8,441	8,017
Loss on extinguishment of debt	—	4,056
Distributions in excess of equity in earnings	—	5,234
Other	10,647	(478)
Changes in assets and liabilities:
(Increase) decrease in receivables	(47,219)	67,937
(Increase) decrease in inventories	2,212	(7,849)
(Increase) decrease in prepaid expenses and other	12,597	(2,439)
Decrease in accounts payable	(59,331)	(3,554)
Decrease in accrued liabilities	(42,508)	(88,346)
Net cash used in operating activities	(17,347)	(17,016)
Investing activities
Oil and gas assets	(78,377)	(34,712)
Other property	(1,071)	(1,757)
Return of investment from KTIPI	—	41,070
Net cash provided by (used in) investing activities	(79,448)	4,601
Financing activities
Borrowings under long-term debt	175,000	—
Payments on long-term debt	(100,000)	—
Purchase of treasury stock / tax withholdings	(1,980)	(11,874)
Dividends	(18,147)	—
Deferred financing costs	(1,160)	(24,969)
Net cash provided by (used in) financing activities	53,713	(36,843)
Net decrease in cash, cash equivalents and restricted cash	(43,082)	(49,258)
Cash, cash equivalents and restricted cash at beginning of period	185,616	304,986
Cash, cash equivalents and restricted cash at end of period	$142,534	$255,728

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$40,536	$33,280
Income taxes	$10,438	$21,243
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

Kosmos is engaged in a single line of business, which is the exploration and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are related to operations in four geographic areas: Ghana, Equatorial Guinea, Mauritania/Senegal and U.S. Gulf of Mexico. In addition we have exploration activities in other countries in the Atlantic Margins.

2. Accounting Policies

General

The interim-period financial information presented in the consolidated financial statements included in this report is unaudited and, in the opinion of management, includes all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position as of March 31, 2019, the changes in the consolidated statements of stockholders’ equity for the three months ended March 31, 2019, the consolidated results of operations for the three months ended March 31, 2019 and 2018, and the consolidated cash flows for the three months ended March 31, 2019 and 2018. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows. Additionally, as a result of our outstanding shares in KTIPI being transferred for an undivided interest in the Ceiba Field and Okume Complex (effective January 1, 2019), our previously reported equity method investment in KTIPI has been allocated to the respective assets and liabilities on a relative fair value basis. See Note 7 — Equity Method Investments for additional information.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$134,423	$173,515
Restricted cash - current	537	4,527
Restricted cash - long-term	7,574	7,574
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$142,534	$185,616

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

Inventories

Inventories consisted of $78.1 million and $83.4 million of materials and supplies and $9.2 million and $1.4 million of hydrocarbons as of March 31, 2019 and December 31, 2018, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Leases (Policy applicable beginning January 1, 2019)

We account for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

In the normal course of business, the Company enters into various lease agreements for real estate and equipment related to its exploration, development and production activities that are currently accounted for as operating leases. Operating Leases are included in Other assets and Accrued liabilities and Other long-term liabilities on our Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

Key estimates and judgments include how we determined (1) the discount rate we use to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

1.
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of our leases where we are the lessee do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

2.
The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

3.
Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), variable payments that depend on index or rate, and the exercise price of a lessee option to purchase the underlying asset if we are reasonably certain to exercise. Amounts expected to be payable under residual value guarantee are also lease payments included in the measurement of the lease liability.

The Right-of-use ("ROU") asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

We have lease agreements which include lease and nonlease components. We have elected to combine lease and nonlease components for all lease contracts.

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term.

We adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, we do not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because we do not enter into land easement arrangements.

Revenue Recognition

We recognize revenues on the volumes sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of March 31, 2019 and December 31, 2018, we had no oil and gas imbalances recorded in our consolidated financial statements.

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

Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues from contract with customers - Equatorial Guinea	$89,115	$—
Revenues from contracts with customers - Ghana	119,330	128,037
Revenues from contracts with customers - U.S. Gulf of Mexico	85,067	—
Provisional oil sales contracts	3,278	(841)
Oil and gas revenue	$296,790	$127,196

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agent and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of international operations. For our U.S. Gulf of Mexico operations, crude oil and natural gas are transported to customers using third-party pipelines. For the three months ended March 31, 2019, revenue from Phillips 66 Company made up approximately 22% of our total consolidated revenue and was included in our U.S. Gulf of Mexico segment.

Recent Accounting Standards

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification, recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our real estate leases. The adoption and implementation of this ASU resulted in a $21.7 million increase in assets and liabilities related to our leasing activities which primarily consists of office leases. Our adoption of ASU 2016-02 did not impact retained earnings or other components of equity as of December 31, 2018.

3. Acquisitions and Divestitures

2019 Transactions

During the first quarter of 2019, we entered into a petroleum contract covering Marine XXI block with the Republic of the Congo, subject to customary governmental approvals. Upon approval, we will hold an 85% participating interest and are the operator. The Congolese national oil company, SPNC, has a 15% carried participating interest during the exploration period. Should a commercial discovery be made, SNPC's 15% carried interest will convert to a participating interest of at least 15%. The petroleum contract covers approximately 2,350 square kilometers, with a first exploration period of four years and include a work program to acquire and interpret 2,200 square kilometers of 3D seismic. There are two optional exploration phases, each for a period of three years, which are subject to additional work program commitments.

During the first quarter of 2019, Kosmos farmed-in to 18 BP-owned blocks in the Garden Banks area of the deepwater U.S. Gulf of Mexico. In addition, Kosmos can earn an interest in three BP blocks in other areas of the deepwater U.S. Gulf of Mexico. This should allow Kosmos to execute projects that can be tied back to existing infrastructure. Kosmos is the designated operator and plans to commence drilling operations on the first well in Garden Banks block 492, the Resolution prospect, in 2019.

During the first quarter of 2019, Kosmos executed a farm-in agreement with Chevron covering the right to earn an interest in a strategic block in the deepwater U.S. Gulf of Mexico. This agreement allows Kosmos another opportunity to execute its deepwater U.S. Gulf of Mexico strategy of lower risk prospects with the potential for subsea development near existing infrastructure. Kosmos will be designated operator and plans to commence drilling operations in 2019.

During the first quarter of 2019, Kosmos was one of the most active participants in the U.S. Gulf of Mexico Lease Sale 252 in which we were the apparent high bidder on nine blocks.

2018 Transactions

In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe and BP. We have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, ANP-STP has a 15% carried interest in the blocks through exploration. The petroleum contracts cover approximately 13,600 square kilometers, with a first exploration period of four years from the effective date (March 2018). The exploration periods can be extended an additional four years at our election subject to fulfilling specific work obligations. The first exploration period work programs include a 13,500 square kilometer 3D seismic acquisition across the two blocks.

In June 2018, we completed a farm-in agreement with a subsidiary of Ophir for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and agreed to carry Ophir's share of the costs of a planned 3D seismic program as well as pay a disproportionate share of the well commitment should we enter the second exploration sub-period. The petroleum contract covers approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018) which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement which was completed in November 2018. In March 2019, we acquired Ophir's remaining interest in the block, which resulted in Kosmos owning an 80% interest in Block EG-24. The Equatorial Guinean national oil company, GEPetrol, has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest.

In August 2018, we closed a farm-out agreement with Trident, whereby they acquired a 40% participating interest in blocks EG-21, S, and W, offshore Equatorial Guinea, resulting in a $7.7 million gain. After giving effect to the farm-out agreement, we hold a 40% participating interest and are the operator in all three blocks. The Equatorial Guinean national oil company, GEPetrol, has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. The petroleum contracts cover approximately 6,000 square kilometers, with a first exploration period of five years from the effective date (March 2018). The first exploration period consists of two sub-periods of three and two years, respectively. The first exploration sub-period work program includes a 6,000 square kilometer 3D seismic acquisition requirement across the three blocks, which was completed in 2018.

In September 2018, we completed the acquisition of DGE, a deepwater company operating in the U.S. Gulf of Mexico, from First Reserve Corporation and other shareholders for a total consideration of $1.275 billion, comprised of $952.6 million in cash and $307.9 million in Kosmos common stock and $14.9 million of transaction related costs. We funded the cash portion of the purchase price using cash on hand and drawings under our existing credit facilities. The DGE acquisition was accounted for under the asset acquisition method and there were no changes from the purchase price allocation disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

In October 2018, Kosmos entered into a strategic exploration alliance with Shell to jointly explore in Southern West Africa. Initially the alliance will focus on Namibia where Kosmos has completed a farm-in to Shell's acreage in PEL 39, and Sao Tome and Principe where we have entered into exclusive negotiations for Shell to take an interest in a portion of Kosmos’ acreage. As part of the alliance, the two companies intend to jointly evaluate opportunities in adjacent geographies. This alliance is consistent with Kosmos’ strategy of partnering with supermajors to leverage complementary skill sets. Shell has deep expertise in carbonate plays, while Kosmos brings significant knowledge of the Cretaceous in West Africa. Furthermore, by working with Shell, Kosmos has a partner with the expertise to efficiently move exploration successes through the development stage.

4. Joint Interest Billings and Related Party Receivables

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In 2014, GNPC notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners are being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of March 31, 2019 and December 31, 2018, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $14.0 million and $14.0 million, respectively, and the long-term portions were $15.2 million and $14.0 million, respectively.

The Company's related party receivables consists primarily of receivables from Trident which, until January 2019, we shared a 50% interest in KTIPI. As of December 31, 2018 the balance due from Trident consists of $5.6 million related to joint interest billings for the exploration blocks and Kosmos' support of KTIPI operations. Subsequent to the unwind of KTIPI, Trident is no longer considered a related party.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Oil and gas properties:
Proved properties	$3,177,330	$2,773,276
Unproved properties	857,009	759,472
Support equipment and facilities	1,528,308	1,463,213
Total oil and gas properties	5,562,647	4,995,961
Accumulated depletion	(1,662,063)	(1,551,097)
Oil and gas properties, net	3,900,584	3,444,864

Other property	52,815	51,987
Accumulated depreciation	(38,596)	(37,150)
Other property, net	14,219	14,837

Property and equipment, net	$3,914,803	$3,459,701

We recorded depletion expense of $111.0 million and $51.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase to oil and gas properties primarily relates to proportionate consolidation resulting from the unwind of our equity method investment in Equatorial Guinea. See Note 7 — Equity Method Investments for additional information.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on completed wells as of and during the three months ended March 31, 2019. The table excludes nil costs that were capitalized and subsequently expensed during the same period.

March 31, 2019
(In thousands)
Beginning balance	$367,665
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,410
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$370,075

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2019	December 31, 2018
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to two years	127,532	299,253
Exploratory well costs capitalized for a period of three years	242,543	68,412
Ending balance	$370,075	$367,665
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of March 31, 2019, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Greater Tortue Ahmeyim Unit, which crosses the Mauritania and Senegal maritime border, the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania, and the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal.

Greater Tortue Ahmeyim Unit — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania, which encountered hydrocarbon pay. Two additional wells have been drilled in the Greater Tortue Discovery area, Ahmeyim-2 in Mauritania and Guembeul-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Ahmeyim Unit. Data acquired from the drill stem test was used to further optimize field development and to refine process design parameters critical to the FEED process. In December 2018, we made a final investment decision to develop Phase 1 of the Greater Tortue Ahmeyim Unit.

BirAllah Discovery — In November 2015, we completed the Marsouin-1 exploration well (renamed BirAllah) in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected to be made. An exploration well is planned for the nearby Orca prospect during 2019, which will help delineate the available resource in the region to refine the development plans for the BirAllah discovery.
Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted. An appraisal well is scheduled in 2019 to further evaluate the discovery. Following additional evaluation, a decision regarding commerciality is expected to be made.

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

December 31,
2018
(In thousands)
Assets
Total current assets	$149,950
Property and equipment, net	271,627
Other assets	21
Total assets	$421,598

Liabilities and stockholders' equity
Total current liabilities	$226,311
Total long-term liabilities	536,178
Shareholders' equity:
Total shareholders' equity	(340,891)
Total liabilities and shareholders' equity	$421,598

Three Months Ended March 31, 2018
(In thousands)
Revenues and other income:
Oil and gas revenue	$246,354
Other income	287
Total revenues and other income	246,641

Costs and expenses:
Oil and gas production	51,700
Depletion, depreciation and amortization	54,070
Other expenses, net	(79)
Total costs and expenses	105,691

Income before income taxes	140,950
Income tax expense	49,632
Net income	$91,318

Kosmos' share of net income	$45,659
Basis difference amortization(1)	26,963
Equity in earnings - KTIPI	$18,696
______________________________________

(1)
The basis difference, which is associated with oil and gas properties and subject to amortization, has been allocated to the Ceiba Field and Okume Complex. We amortize the basis difference using the unit-of-production method.

With an effective date of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex is accounted for under the proportionate consolidation method of accounting going forward. This transaction was accounted for as an asset acquisition. The carrying value of the equity method investment was allocated to the undivided interest acquired and net working capital based on the estimated relative fair value of the acquired assets.

The estimated fair value measurements of oil and gas assets acquired and asset retirement obligations liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation. Significant inputs to the valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future plugging and abandonment costs, (v) estimated future cash flows, and (vi) a market-based weighted average cost of capital rate. These fair value estimates were used to allocate the carrying value of the equity method investment to our balance sheet on a relative fair value basis.

Carrying Value Allocation (in thousands)
Assets acquired:
Proved oil and gas properties	$372,144
Unproved oil and gas properties	103,909
Prepaids and other	7,273
Total assets acquired	$483,326

Liabilities assumed:
Asset retirement obligations	$114,395
Deferred tax liabilities	247,636
Accrued liabilities and other	69,399
Total liabilities assumed	$431,430

Carrying value:
Equity method investment carrying value at December 31, 2018	$51,896

8. Debt

	March 31, 2019	December 31, 2018
	(In thousands)
Outstanding debt principal balances:
Facility	$1,500,000	$1,325,000
Corporate Revolver	225,000	325,000
Senior Secured Notes	525,000	525,000
Total	2,250,000	2,175,000
Unamortized deferred financing costs and discounts(1)	(54,174)	(54,453)
Long-term debt, net	$2,195,826	$2,120,547
__________________________________

(1)
Includes $42.2 million and $40.5 million of unamortized deferred financing costs related to the Facility and $12.0 million and $14.0 million of unamortized deferred financing costs and discounts related to the Senior Secured Notes as of March 31, 2019 and December 31, 2018, respectively.

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. In August 2018, the Company entered into letter agreements with two existing financial institutions, which obligated the two financial institutions to provide the Company, upon the Company's election, with an additional commitment of $200 million in the aggregate under the Facility. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. In March 2019, following the lender's annual redetermination, the available borrowing base under our Facility was $1.7 billion. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of March 31, 2019, we have $42.2 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. As of March 31, 2019, borrowings under the Facility totaled $1,500.0 million and the undrawn availability under the Facility was $200.0 million, which was reduced to $100 million following the Senior Notes issuance in April 2019.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of March 31, 2019, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2019 (the most recent assessment date). The Facility contains customary cross default provisions.

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

As of March 31, 2019, borrowings under the Corporate Revolver totaled $225.0 million and the undrawn availability under the Corporate Revolver was $175.0 million. As of March 31, 2019, we have $8.3 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over its remaining term. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2019 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We have a revolving letter of credit facility agreement (“LC Facility”), which matures in July 2019. In December 2018, the LC Facility size was voluntarily reduced to $20.0 million based on the expiration of several large outstanding letters of credit. As of March 31, 2019, there were six outstanding letters of credit totaling $9.4 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, the Company issued $300.0 million of 7.875% Senior Secured Notes due 2021 (the "Senior Secured Notes") and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

During April 2015, we issued an additional $225.0 million of Senior Secured Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Secured Notes had identical terms to the initial $300.0 million of Senior Secured Notes, other than the date of issue, the initial price, the first interest payment date and the first date from which interest accrued.

In April 2019, all of the Senior Secured Notes were redeemed for $543.8 million, including accrued interest and the early redemption premium. The redemption resulted in a $22.9 million loss on extinguishment of debt, which will be included in Interest and other financing costs, net on the Consolidated Statement of Operations during the second quarter.

7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes (the "Senior Notes") and received net proceeds of approximately $640.0 million after deducting commissions and other expenses. We used the net proceeds to redeem all of the Senior Secured Notes, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the Senior Notes.
The Senior Notes mature on April 4, 2026. We will pay interest in arrears on the Senior Notes each April 4 and October 4, commencing on October 4, 2019. The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility.
At any time prior to April 4, 2022, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 107.1% of the outstanding principal amount of the Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to April 4, 2022 the Company may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On or after April 4, 2022, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after April 4, 2022, but before April 4, 2023	103.6%
On or after April 4, 2023, but before April 4, 2024	101.8%
On or after April 4, 2024 and thereafter	100.0%

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

Upon the occurrence of a change of control triggering event as defined under the Senior Notes indenture, the Company will be required to make an offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
If we sell assets, under certain circumstances outlined in the Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
The Senior Notes indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.
At March 31, 2019, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2019(2)	2020	2021	2022	2023	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,250,000	$—	$—	$799,800	$509,200	$271,600	$669,400
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Secured Notes issued in August 2014 and April 2015, borrowings under the Facility and the Corporate Revolver. The scheduled maturities of debt related to the Facility are based on, as of March 31, 2019, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In April 2019, the Senior Secured Notes were redeemed with the proceeds from the issuance of the Senior Notes which increased the borrowings to $650 million and extended the maturity date to 2026.

(2)	Represents payments for the period April 1, 2019 through December 31, 2019.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest expense	$38,172	$24,893
Amortization—deferred financing costs	2,387	2,440
Loss on extinguishment of debt	—	4,056
Capitalized interest	(7,251)	(4,820)
Deferred interest	836	(1,256)
Interest income	(652)	(948)
Other, net	1,549	1,329
Interest and other financing costs, net	$35,041	$25,694

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2019. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
Term	Type of Contract	Index	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling
2019:
Apr — Dec	Three-way collars	Dated Brent	7,880	$1.17	$—	$43.81	$53.33	$73.57
Apr — Dec	Sold calls(1)	Dated Brent	688	—	—	—	—	80.00
Apr — Dec	Swaps	NYMEX WTI	1,224	—	52.22	—	—	—
Apr — Jun	Collars	NYMEX WTI	169	—	—	—	57.77	63.70
Apr — Dec	Collars	Argus LLS	750	—	—	—	60.00	88.75
2020:
Jan — Dec	Three-way collars	Dated Brent	4,500	$0.58	$—	$45.00	$57.50	$81.91
Jan — Dec	Sold calls(1)(2)	Dated Brent	8,000	$1.17	$—	$—	$—	$85.00
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)	Deferred premium payable to be paid April 1, 2019 — December 31, 2019.

In April 2019, we entered into three-way collar contracts for 1.5 MMBbl from January 2020 through December 2020 with a sold put price of $45.00 per barrel, a floor price of $57.50 per barrel and a ceiling price of $75.00 per barrel. The contracts are indexed to Dated Brent prices.

The following tables disclose the Company’s derivative instruments as of March 31, 2019 and December 31, 2018 and gain/(loss) from derivatives during the three months ended March 31, 2019 and 2018, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$17,289	$38,785
Commodity(2)	Derivatives assets—long-term	8,243	14,312
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(51,713)	(12,172)
Commodity(4)	Derivatives liabilities—long-term	(13,306)	(10,181)
Total derivatives not designated as hedging instruments		$(39,487)	$30,744
__________________________________

(1)
Includes zero and $0.4 million as of March 31, 2019 and December 31, 2018, respectively which represents our provisional oil sales contract. Also, includes net deferred premiums payable of $5.5 million and $1.6 million related to commodity derivative contracts as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes net deferred premiums payable of $0.1 million and $1.3 million related to commodity derivative contracts as of March 31, 2019 and December 31, 2018, respectively.

(3)	Includes net deferred premiums payable of $11.0 million and $18.0 million related to commodity derivative contracts as of March 31, 2019 and December 31, 2018, respectively.

(4)	Includes net deferred premiums payable of $2.0 million and $0.5 million related to commodity derivative contracts as of March 31, 2019 and December 31, 2018, respectively.

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2019	2018
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$3,278	$(841)
Commodity	Derivatives, net	(77,085)	(38,478)
Interest rate	Interest expense	—	353
Total derivatives not designated as hedging instruments		$(73,807)	$(38,966)
__________________________________

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.
Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2019 and December 31, 2018, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2019
Assets:
Commodity derivatives	$—	$25,532	$—	$25,532
Liabilities:
Commodity derivatives	—	(65,019)	—	(65,019)
Total	$—	$(39,487)	$—	$(39,487)
December 31, 2018
Assets:
Commodity derivatives	$—	$53,097	$—	$53,097
Liabilities:
Commodity derivatives	—	(22,353)	—	(22,353)
Total	$—	$30,744	$—	$30,744

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

Debt

The following table presents the carrying values and fair values at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$513,006	$535,337	$511,873	$525,026
Corporate Revolver	225,000	225,000	325,000	325,000
Facility	1,500,000	1,500,000	1,325,000	1,325,000
Total	$2,238,006	$2,260,337	$2,161,873	$2,175,026

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

11. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $8.4 million and $8.0 million during the three months ended March 31, 2019 and 2018, respectively. The total tax benefit was $1.3 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively. Additionally, we recorded a net tax shortfall related to equity-based compensation of $1.2 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. The fair value of awards vested was $13.2 million and $56.6 million during the three months ended March 31, 2019 and 2018, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of March 31, 2019:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2018	4,115	$6.42	6,716	$9.02
Granted(1)	2,726	4.81	3,041	6.02
Forfeited(1)	(53)	6.46	(275)	10.64
Vested	(1,797)	5.78	(1,269)	6.36
Outstanding at March 31, 2019	4,991	5.76	8,213	8.41
__________________________________

(1)
The restricted stock units with a combination of market and service vesting criteria may vest between 0% and 200% of the originally granted units depending upon market performance conditions. Awards vesting over or under target shares of 100% results in additional shares granted or forfeited, respectively, in the period the market vesting criteria is determined.

As of March 31, 2019, total equity-based compensation to be recognized on unvested restricted stock units is $54.9 million over a weighted average period of 2.35 years. In March 2018, the board of directors approved an amendment to the LTIP to add 11.0 million shares to the plan, which was approved by our stockholders at the Annual General Meeting in June 2018. The LTIP provides for the issuance of 50.5 million shares pursuant to awards under the plan. At March 31, 2019, the Company had approximately 10.2 million shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $4.83 to $12.96 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 44.0% to 52.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.8% to 2.5%.

12. Income Taxes

Kosmos Energy Ltd. changed its jurisdiction of incorporation from Bermuda to the State of Delaware in December 2018. The company was not subject to taxation at the parent company level for the three months ended March 31, 2018. We provide for income taxes based on the laws and rates in effect in the countries in which our operations are conducted. The relationship between our pre‑tax income or loss from continuing operations and our income tax expense or benefit varies from period to period as a result of various factors, which include changes in total pre‑tax income or loss, the jurisdictions in which our income (loss) is earned and the tax laws in those jurisdictions.
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

The income tax provision consists of United States, Ghanaian income and Texas margin taxes. Beginning January 1, 2019, the income tax provision includes our Equatorial Guinean pre-tax income and income taxes. For 2018, results from operations in Equatorial Guinea is reported, net of tax, as Gain on equity method investments, net in our Consolidated Statement of Operations. Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have incurred losses in those countries and have full valuation allowances against the corresponding net deferred tax assets.

Income (loss) before income taxes is composed of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
United States	$(55,741)	$1,633
Bermuda	—	(16,071)
Foreign—other	(5,839)	(60,136)
Income (loss) before income taxes	$(61,580)	$(74,574)

For the three months ended, March 31, 2019 and 2018, our effective tax rate was 14% and 33%, respectively. For the three months ended March 31, 2019 our overall effective tax rate was impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, non-deductible and non-taxable items associated with our U.S., Ghanaian, and Equatorial Guinean operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

For the three-months ended March 31, 2018, our overall effective tax rate was impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

The Company files income tax returns in all jurisdictions where such requirements exist, however, our primary tax jurisdictions are the United States, Ghana and Equatorial Guinea. The Company is open to Ghanaian federal income tax examinations for tax years 2014 through 2018 and in the United States, to federal income tax examinations for tax years 2015 through 2018.

As of March 31, 2019, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

13. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss allocable to common stockholders	$(52,906)	$(50,226)
Denominator:
Weighted average number of shares outstanding:
Basic	401,164	395,600
Restricted stock units(1)	—	—
Diluted	401,164	395,600
Net loss per share:
Basic	$(0.13)	$(0.13)
Diluted	$(0.13)	$(0.13)
__________________________________

(1)
We excluded outstanding restricted stock awards and units of 8.9 million and 11.3 million for the three months ended March 31, 2019 and 2018, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill one exploration well in each of Mauritania, Sao Tome and Principe, and Namibia and two exploration wells in Senegal. Our partner in Mauritania and Senegal is obligated to fund our share of the cost of the exploration wells, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Sao Tome and Principe, we also have 3D seismic acquisition requirements of approximately 13,500 square kilometers.

Leases

We have commitments under operating leases primarily related to office leases. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

The components of lease cost for the three months ended March 31 are as follows:

Three months ended March 31, 2019
(In thousands)
Operating lease cost	$1,407
Short-term lease cost	5
Total lease cost	$1,412

Other information related to operating leases at March 31, 2019, is as follows:

March 31, 2019
(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$22,410
Accrued liabilities (current maturities of leases)	2,842
Other long-term liabilities (non-current maturities of leases)	20,884

Weighted average remaining lease term	9.1 years

Weighted average discount rate	9.9%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019:

Three months ended March 31, 2019
(In thousands)
Operating cash flows for operating leases	$1,223

Future minimum rental commitments under our leases at March 31, 2019, are as follows:

Operating Leases(1)
(In thousands)
2019(2)	$2,078
2020	4,522
2021	3,852
2022	3,903
2023	3,916
Thereafter	19,549
Total undiscounted lease payments	$37,820
Less: Imputed interest	(14,094)
Total lease liabilities	$23,726
__________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from April 1, 2019 through December 31, 2019.

Performance Obligations

As of March 31, 2019 and December 31, 2018, the Company had secured performance bonds totaling $199.8 million and $200.9 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.7 million and $3.7 million, respectively, to another operator related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in its U.S. Gulf of Mexico fields. As of March 31, 2019 and December 31, 2018, we had zero and $0.6 million, respectively, of cash collateral against these secured performance bonds which is classified as Other long term assets in our consolidated balance sheet.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal which obligate us separately to finance the respective national oil company’s share of certain development costs incurred through first gas for Phase 1, currently projected in the first half of 2022. Kosmos’ total share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues.

Dividends

On February 25, 2019, we announced our quarterly cash dividend of $0.0452 per common share. Dividends of $18.1 million were paid on March 28, 2019 to stockholders of record on March 7, 2019. On May 3, 2019, we declared our quarterly cash dividend of $0.0452 per common share for Q2 payable on June 27, 2019 to stockholders of record as of June 6, 2019.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued liabilities:
Exploration, development and production	$102,538	$92,613
Revenue payable	21,288	24,379
Current asset retirement obligations	5,776	6,617
Operating lease liabilities	2,842	—
General and administrative expenses	14,742	39,373
Interest	7,445	18,152
Income taxes	24,665	8,958
Taxes other than income	2,669	4,613
Derivatives	3,504	441
Other	2,472	450
	$187,941	$195,596

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations:

March 31, 2019
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$151,953
Additions associated with Equatorial Guinea - Ceiba Field and Okume Complex	114,395
Liabilities incurred during period	3,348
Liabilities settled during period	(2,232)
Revisions in estimated retirement obligations	1,164
Accretion expense	5,683
Ending asset retirement obligations	$274,311

With an effective date of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex is accounted for under the proportionate consolidation method of accounting going forward, which includes additions to our asset retirement obligations.

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility, net of any insurance reimbursements. During the three months ended March 31, 2019 and 2018 we incurred approximately $11.0 million and $9.8 million, respectively in expenditures offset by approximately $31.0 million and $1.3 million, respectively in insurance recoveries.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Loss on disposal of inventory	$187	$—
Loss on ARO liability settlements	1,918	—
Disputed charges and related costs, net of recoveries	(14)	2,335
Other, net	28	1,370
Other expenses, net	$2,119	$3,705

The disputed charges and related costs, net of recoveries are expenditures arising from Tullow Ghana Limited’s contract with Seadrill for use of the West Leo drilling rig once partner-approved 2016 work program objectives were concluded. Tullow charged such expenditures to the Deepwater Tano (“DT”) joint account. Kosmos disputed through arbitration that these expenditures were chargeable to the DT joint account on the basis that the Seadrill West Leo drilling rig contract was not approved by the DT operating committee pursuant to the DT Joint Operating Agreement. In July 2018, the International Chamber of Commerce ("ICC") issued its Final Award in the arbitration in favor of Kosmos. As a result, during 2018 we recovered from Tullow Ghana Limited disputed charges in the amount of $12.9 million in the form of cash payments and offsets against other unrelated joint venture costs, which include amounts previously paid under protest as well as certain costs and fees incurred pursuing the arbitration.

16. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2019, substantially all of our long-lived assets and all of our product sales are related to operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. In addition, we have exploration activities in other countries in the Atlantic Margins. To assess performance of the reporting segments, the Chief Operating Decision Maker ("CODM") reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(in thousands)
Three months ended March 31, 2019
Revenues and other income:
Oil and gas revenue	$122,919	$88,805	$—	$85,066	$—	$—	$296,790
Other income, net	—	—	—	135	72,809	(72,944)	—
Total revenues and other income	122,919	88,805	—	85,201	72,809	(72,944)	296,790
Costs and expenses:
Oil and gas production	30,057	22,605	—	27,137	—	—	79,799
Facilities insurance modifications, net	(20,021)	—	—	—	—	—	(20,021)
Exploration expenses	52	3,171	6,442	11,194	9,485	—	30,344
General and administrative	5,956	2,045	2,287	7,393	44,205	(25,978)	35,908
Depletion, depreciation and amortization	54,863	23,017	15	39,090	1,110	—	118,095
Interest and other financing costs, net(1)	20,653	—	(6,793)	5,929	17,036	(1,784)	35,041
Derivatives, net	—	—	—	31,903	45,182	—	77,085
Other expenses, net	45,100	340	229	1,592	40	(45,182)	2,119
Total costs and expenses	136,660	51,178	2,180	124,238	117,058	(72,944)	358,370
Income (loss) before income taxes	(13,741)	37,627	(2,180)	(39,037)	(44,249)	—	(61,580)
Income tax expense (benefit)	(4,983)	15,531	—	(8,206)	(11,016)	—	(8,674)
Net income (loss)	$(8,758)	$22,096	$(2,180)	$(30,831)	$(33,233)	$—	$(52,906)

Consolidated capital expenditures	$34,967	$14,936	$2,252	$45,882	$12,191	$—	$110,228

As of March 31, 2019
Property and equipment, net	$1,681,317	$470,974	$414,035	$1,309,412	$39,065	$—	$3,914,803
Total assets	$1,938,645	$533,244	$528,068	$3,369,271	$10,092,342	$(11,959,714)	$4,501,856
______________________________________

(1)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea(1)	Mauritania/Senegal	U.S. Gulf of Mexico(2)	Corporate & Other	Eliminations(3)	Total
	(in thousands)
Three months ended March 31, 2018
Revenues and other income:
Oil and gas revenue	$127,196	$123,177	$—	$—	$—	$(123,177)	$127,196
Other income, net	(18)	143	—	—	65,060	(65,204)	(19)
Total revenues and other income	127,178	123,320	—	—	65,060	(188,381)	127,177
Costs and expenses:
Oil and gas production	46,768	25,850	—	—	—	(25,850)	46,768
Facilities insurance modifications, net	8,449	—	—	—	—	—	8,449
Exploration expenses	224	869	3,198	—	16,902	—	21,193
General and administrative	5,253	985	1,291	—	39,111	(24,757)	21,883
Depletion, depreciation and amortization	53,351	53,998	15	—	911	(53,998)	54,277
Interest and other financing costs, net(4)	21,254	(1)	(3,921)	—	10,146	(1,784)	25,694
Derivatives, net	—	—	—	—	38,478	—	38,478
(Gain) loss on equity method investments, net	—	—	—	—	—	(18,696)	(18,696)
Other expenses, net	40,809	121	1	—	1,254	(38,480)	3,705
Total costs and expenses	176,108	81,822	584	—	106,802	(163,565)	201,751
Income (loss) before income taxes	(48,930)	41,498	(584)	—	(41,742)	(24,816)	(74,574)
Income tax expense (benefit)	(24,408)	24,816	—	—	60	(24,816)	(24,348)
Net income (loss)	$(24,522)	$16,682	$(584)	$—	$(41,802)	$—	$(50,226)

Consolidated capital expenditures	$18,102	$6,891	$3,256	$—	$29,380	$—	$57,629

As of March 31, 2018
Property and equipment, net	$1,868,283	$7,931	$385,386	$—	$44,937	$—	$2,306,537
Total assets	$2,165,726	$214,546	$499,082	$—	$8,516,046	$(8,364,872)	$3,030,528
______________________________________

(1)
Includes our proportionate share of our equity method investment in KTIPI, including our basis difference which is reflected in depletion, depreciation and amortization for the three months ended March 31, 2018, except for capital expenditures. See Note 7 - Equity Method Investments for additional information regarding our equity method investments.

(2)	No activity prior to September 14, 2018, the DGE acquisition date.

(3)	Includes elimination of proportionate consolidation amounts recorded for KTIPI to reconcile to (Gain) loss on equity method investments, net as reported in the consolidated statements of operations.

(4)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$78,377	$34,712
Other property	1,071	1,757
Adjustments:
Changes in capital accruals	14,925	4,684
Exploration expense, excluding unsuccessful well costs(1)	30,504	21,150
Capitalized interest	(7,251)	(4,820)
Other	(7,398)	146
Total consolidated capital expenditures	$110,228	$57,629
______________________________________

(1)	Unsuccessful well costs are included in oil and gas assets when incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2018, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

Corporate

During April 2019, the Company issued $650 million of 7.125% Senior Notes due 2026 ("Senior Notes") and received net proceeds of approximately $640.0 million after deducting commission and deferred financing costs. We used the net proceeds to fund the redemption of our 7.875% Senior Secured Notes due 2021 ("Senior Secured Notes"), of which there is a $525 million aggregate principal amount outstanding, to repay a portion of the outstanding indebtedness under our Corporate Revolver and to pay fees and expenses related to the redemption, repayment and the offering.

Ghana

Jubilee

During the first quarter of 2019, Jubilee production averaged approximately 80,100 Bopd. During the quarter, gas reliability issues were addressed by the operator with the reliability of the gas system enhanced by having a spare high-pressure compressor available. However, oil production rates remain constrained by gas handling capabilities. Kosmos continues to present opportunities to the operator to increase gas handling capacity and remains hopeful the operator will implement these enhancements, with the aim of enabling Jubilee oil output to reach the nameplate FPSO capacity of 120,000 Bopd.
The financial impact of the additional expenditures associated with the damage to the turret bearing, is mitigated through the comprehensive Hull and Machinery insurance (“H&M”), procured by the operator, Tullow, on behalf of the Jubilee Unit partners
Tweneboa, Enyenra and Ntomme ("TEN")

During the first quarter of 2019, TEN production averaged approximately 63,800 Bopd as one new producer well at Ntomme came online. Kosmos expects to reach the TEN facility nameplate capacity of 80,000 Bopd when an additional producer well is scheduled to be brought online around the middle of the year.

U.S. Gulf of Mexico

During the first quarter of 2019, the Helix Producer I, the facility that supports production from the Company’s Tornado field, completed its planned, regulatory-required dry-dock period. After approximately two months of downtime, production from the Tornado wells re-commenced as scheduled. Early in the second quarter of 2019, the Tornado-3 development well located in Green Canyon block 281 (35.0% working interest) came online with peak production in excess of 9,000 Boepd (gross). The Tornado-3 development well was drilled in the fourth quarter of 2018 and logged 130 feet of net pay in the Pliocene sand. The well was completed in the first quarter of 2019, demonstrating how quickly Kosmos can achieve first production through subsea tiebacks to existing infrastructure. Production from the U.S. Gulf of Mexico averaged approximately 18,200 Boepd (net) for the first quarter of 2019.

During the first quarter of 2019, Kosmos farmed-into 18 BP-owned blocks in the Garden Banks area of the deepwater U.S. Gulf of Mexico. In addition, Kosmos can earn an interest in three BP blocks in other areas of the deepwater U.S. Gulf of Mexico. This should allow Kosmos to execute projects that can be tied back to existing infrastructure. Kosmos is the designated operator and plans to commence drilling operations on the first well in Garden Banks block 492, the Resolution prospect, in 2019. The Resolution prospect is a conforming amplitude-supported subsalt Pliocene prospect with multiple stacked target sands.
During the first quarter of 2019, Kosmos executed a farm-in agreement with Chevron covering the right to earn an interest in a strategic block in the deepwater U.S. Gulf of Mexico. This agreement allows Kosmos another opportunity to execute its deepwater U.S. Gulf of Mexico strategy of lower risk prospects with the potential for subsea development near existing infrastructure. Kosmos will be designated operator and plans to commence drilling operations in 2019.

During the first quarter of 2019, Kosmos was one of the most active participants in U.S. Gulf of Mexico Federal Lease Sale 252 with apparent high bids on nine deepwater blocks. As part of the Company’s strategy to expand its position in the U.S. Gulf of Mexico, Kosmos has the potential to add significant resource to its inventory if these high bids are ultimately awarded to Kosmos.

During the first quarter of 2019, we spudded the Gladden Deep prospect, located in Mississippi Canyon Block 800 (20.0% working interest). We expect well results during the second quarter of 2019.

Greater Tortue Ahmeyim Unit

In February 2019, to optimize resource recovery in this field, we entered into a Unitization and Unit Operating Agreement ("GTA UUOA") with the governments of Mauritania and Senegal. The GTA UUOA governs interests in and development of the Greater Tortue Ahmeyim Field and created the Greater Tortue Ahmeyim Unit from portions of the Mauritania Block C8 and the Senegal Saint Louis Offshore Profond areas. Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA. Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil company’s share of certain development costs incurred through first gas for Phase 1, currently projected in the first half of 2022. Kosmos’ total share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues.

In April 2019, KBR was awarded the Pre-FEED services contract for Phases 2 and 3 of the Greater Tortue Ahmeyim project. These next phases are expected to expand capacity of this hub to almost 10 MMTPA of LNG for export.

Mauritania

In April 2019, we provided to our co-venturers a notice of withdrawal from the C-18 block offshore Mauritania.

Equatorial Guinea

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

Production in Equatorial Guinea averaged approximately 39,400 Bopd gross in the first quarter of 2019. Our ESP program is on track adding around 2,500 Bopd gross to offset decline. We expect to complete two more ESP conversions around the middle of the year.

In March 2019, we acquired Ophir's remaining interest in Block EG-24 offshore Equatorial Guinea, which resulted in Kosmos owning an 80% participating interest in the block.

Republic of the Congo

In March 2019, we entered into a petroleum contract covering the Marine XXI block with the Republic of the Congo, subject to customary governmental approvals.  Upon approval, we will hold an 85% participating interest and are the operator. The Congolese national oil company, SPNC, has a 15% carried participating interest during the exploration period. Should a commercial discovery be made, SNPC's 15% carried interest will convert to a participating interest of at least 15%. The petroleum contract covers approximately 2,350 square kilometers, with a first exploration period of four years and include a work program to acquire and interpret 2,200 square kilometers of 3D seismic.  There are two optional exploration phases, each for a period of three years, which are subject to additional work program commitments.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico (commencing September 14, 2018, the DGE acquisition date), and Equatorial Guinea, which was accounted for as an equity method investment during 2018. Certain operating results and statistics for the three months ended March 31, 2019 and 2018 are included in the following tables:

Three Months Ended March 31, 2019
(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	4,690
Gas (MMcf)	1,801
NGL (MBbl)	113
Total (MBoe)	5,103

Revenues:
Oil sales	$290,864
Gas sales	3,662
NGL sales	2,264
Total revenues	$296,790

Average oil sales price per Bbl	$62.02
Average gas sales price per Mcf	2.03
Average NGL sales price per Bbl	20.13
Average total sales price per Boe	58.16

Costs:
Oil and gas production, excluding workovers	$72,715
Oil and gas production, workovers	7,084
Total oil and gas production costs	$79,799

Depletion, depreciation and amortization	$118,095

Average cost per Boe:
Oil and gas production, excluding workovers	$14.25
Oil and gas production, workovers	1.39
Total oil and gas production costs	15.64

Depletion, depreciation and amortization	23.14
Oil and gas production cost and depletion costs	$38.78

	Three Months Ended March 31, 2018
	Kosmos	Equity Method Investment - Equatorial Guinea(1)	Total
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	1,934	1,880	3,814
Gas (MMcf)	—	—	—
NGL (MBbl)	—	—	—
Total (MBoe)	1,934	1,880	3,814

Revenues:
Oil sales	$127,196	$123,177	$250,373
Gas sales	—	—	—
NGL sales	—	—	—
Total revenues	$127,196	$123,177	$250,373

Average oil sales price per Bbl	$65.77	$65.52	$65.65
Average gas sales price per Mcf	—	—	—
Average NGL sales price per Bbl	—	—	—
Average total sales price per Boe	65.77	65.52	65.65

Costs:
Oil and gas production, excluding workovers	$42,260	$25,850	$68,110
Oil and gas production, workovers	4,508	—	4,508
Total oil and gas production costs	$46,768	$25,850	$72,618

Depletion, depreciation and amortization	$54,277	$53,997	$108,274

Average cost per Boe:
Oil and gas production, excluding workovers	$21.85	$13.75	$17.86
Oil and gas production, workovers	2.33	—	1.18
Total oil and gas production costs	24.18	13.75	19.04

Depletion, depreciation and amortization	28.06	28.73	28.39
Oil and gas production cost and depletion costs	$52.24	$42.48	$47.43
__________________________________

(1)
For the three months ended March 31, 2018, we have presented our 50% share of the results of operations, including our basis difference which is reflected in depletion, depreciation and amortization. Under the equity method of accounting, we only recognize our share of the net income of KTIPI as adjusted for our basis differential, which is recorded in (gain) loss on equity method investments, net in the consolidated statement of operations.

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2019:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—	9	2.17
TEN	—	—	1	0.17	—	—	6	1.02
Deepwater Tano	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico
Nearly Headless Nick	—	—	—	—	1	0.22	—	—
Odd Job 214#2	—	—	—	—	—	—	1	0.61
Tornado #3	—	—	1	0.35	—	—	—	—
Gladden Deep	1	0.20	—	—	—	—	—	—
Mauritania
C8	—	—	—	—	3	0.84	—	—
Senegal
Saint Louis Offshore Profond	—	—	—	—	1	0.30	—	—
Cayar Profond	—	—	—	—	2	0.60	—	—
Total	1	0.20	3	0.76	7	1.96	16	3.80

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$296,790	$127,196	$169,594
Other income, net	—	(19)	19
Total revenues and other income	296,790	127,177	169,613
Costs and expenses:
Oil and gas production	79,799	46,768	33,031
Facilities insurance modifications, net	(20,021)	8,449	(28,470)
Exploration expenses	30,344	21,193	9,151
General and administrative	35,908	21,883	14,025
Depletion, depreciation and amortization	118,095	54,277	63,818
Interest and other financing costs, net	35,041	25,694	9,347
Derivatives, net	77,085	38,478	38,607
(Gain) loss on equity method investment, net	—	(18,696)	18,696
Other expenses, net	2,119	3,705	(1,586)
Total costs and expenses	358,370	201,751	156,619
Loss before income taxes	(61,580)	(74,574)	12,994
Income tax benefit	(8,674)	(24,348)	15,674
Net loss	$(52,906)	$(50,226)	$(2,680)

Oil and gas revenue.  Oil and gas revenue increased by $169.6 million primarily as a result of the inclusion of revenue from our U.S. Gulf of Mexico business unit during the three months ended March 31, 2019 related to the DGE acquisition, which was completed during the third quarter of 2018 and the inclusion of revenue from Equatorial Guinea on a consolidated basis for the three months ended March 31, 2019, which was previously accounted for as an equity method investment. The increases in sales volumes was impacted by lower oil prices during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. We sold 5,103 MBoe at an average realized price per barrel of $58.16 during the three months ended March 31, 2019 and 1,934 MBoe at an average realized price per barrel of $65.77 during the three months ended March 31, 2018.

Oil and gas production.  Oil and gas production costs increased by $33.0 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This is primarily a result of the inclusion of the U.S. Gulf of Mexico business unit during the three months ended March 31, 2019 related to the DGE acquisition, which was completed during the third quarter of 2018 and the inclusion of revenue from Equatorial Guinea on a consolidated basis for the three months ended March 31, 2019, which was previously accounted for as an equity method investment.

Facilities insurance modifications, net. During the three months ended March 31, 2019, we incurred $11.0 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue versus $9.8 million during the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, these costs were offset by $31.1 million and $1.3 million, respectively, of hull and machinery insurance proceeds.

Exploration expenses.  Exploration expenses increased by $9.2 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase is primarily a result of additional seismic and geological and geophysical costs for the three months ended March 31, 2019.

General and administrative.  General and administrative costs increased by $14.0 million during the three months ended March 31, 2019, as compared with the three months ended March 31, 2018. The increase is driven primarily by our U.S. Gulf of Mexico business unit related to the DGE acquisition, which occurred during the third quarter of 2018.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $63.8 million during the three months ended March 31, 2019, as compared with the three months ended March 31, 2018. The increase is primarily a result of depletion and depreciation costs associated with the acquired U.S. Gulf of Mexico properties and Equatorial Guinea business unit, which was previously accounted for as an equity method investment.

Interest and other financing costs, net.  Interest and other financing costs, net increased $9.3 million primarily a result of a $15.8 million increase in interest related to a higher average interest rate on an increased outstanding debt balance, the result of the DGE acquisition during the third quarter of 2018. This increase was partially offset by $2.4 million of additional capitalized interest during the three months ended March 31, 2019 and $4.1 million of loss on early extinguishment of debt recognized during the three months ended March 31, 2018.

Derivatives, net.  During the three months ended March 31, 2019 and 2018, we recorded a loss of $77.1 million and a loss of $38.5 million, respectively, on our outstanding hedge positions. The losses recorded were a result of changes in the forward oil price curve during the respective periods.

(Gain) loss on equity method investment, net. During the three months ended March 31, 2018 we recognized an $18.7 million gain on our equity method investment in KTIPI. Effective January 1, 2019, our equity method investment in KTIPI was exchanged for a direct interest in the Ceiba Field and Okume Complex, which was accounted for under the proportionate consolidation method of accounting during the three months ended March 31, 2019.

Income tax expense (benefit).  For the three months ended March 31, 2019, the Company recognized a net tax benefit primarily because of U.S. and Ghanaian pre-tax losses partially offset by pre-tax income from our Equatorial Guinean operations. For the three months ended March 31, 2019, our overall effective tax rate was impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, non-deductible and non-taxable items associated with our U.S., Ghanaian, and Equatorial Guinean operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

For the three-months ended March 31, 2018, our overall effective tax rate was impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

Liquidity and Capital Resources

We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to our strategy as a full-cycle E&P company. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt, as well as partner carries.
While we are presently in a strong financial position, commodity prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. To partially mitigate this price volatility, we maintain a hedging program. Our investment decisions are based on longer-term commodity prices based on the long-term nature of our projects and development plans. Also, BP has agreed to partially carry our exploration, appraisal and development program in Mauritania and Senegal up to a contractually agreed cap. Current commodity prices, combined with our hedging program, partner carries and our current liquidity position support our dividend and remaining capital program for 2019.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(17,347)	$(17,016)
Return of investment from KTIPI	—	41,070
Borrowings under long-term debt	175,000	—
	157,653	24,054
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	78,377	34,712
Other property	1,071	1,757
Payments on long-term debt	100,000	—
Purchase of treasury stock	1,980	11,874
Dividends	18,147	—
Deferred financing costs	1,160	24,969
	200,735	73,312
Decrease in cash, cash equivalents and restricted cash	$(43,082)	$(49,258)

Net cash used in operating activities.  Net cash used in operating activities for the three months ended March 31, 2019 was $17.3 million compared with net cash used in operating activities for the three months ended March 31, 2018 of $17.0 million. The increase in cash used in operating activities in the three months ended March 31, 2019 when compared to the same period in 2018 is primarily a result of an increase in oil and gas revenue, a decrease in exploration expenses and a decrease in payments related to derivative cash settlements offset by an increase in receivables during the three months ended March 31, 2019 compared to a decrease in receivables during the three months ended March 31, 2018.

The following table presents our net debt and liquidity as of March 31, 2019:

March 31, 2019
(In thousands)
Cash and cash equivalents	$134,423
Restricted cash	8,111
Senior Notes at par	525,000
Borrowings under the Facility	1,500,000
Borrowings under the Corporate Revolver	225,000
Net debt	$2,107,466

Availability under the Facility	$200,000
Availability under the Corporate Revolver	$175,000
Available borrowings plus cash and cash equivalents	$509,423

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	drill additional wells and execute exploitation activities in Ghana, Equatorial Guinea and in the U.S. Gulf of Mexico;

•	execute infrastructure-led exploration efforts in the U.S. Gulf of Mexico and Equatorial Guinea;

•	execute appraisal and exploration activities in a number of our exploration license areas; and

•	acquire and analyze seismic on existing licenses and purchase seismic over new prospective areas.

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

2019 Capital Program

We estimate we will spend approximately $425-$475 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2019. However, the ultimate amount of capital we will spend may vary or fluctuate materially based on market conditions and the success of our drilling results among other factors. Through March 31, 2019, we have spent approximately $110 million.

Significant Sources of Capital

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. In August 2018, the Company entered into letter agreements with two existing financial institutions, which obligated the two financial institutions to provide the Company, upon the Company's election, with an additional commitment of $200 million in the aggregate under the Facility. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. In March 2019, following the lender's annual redetermination, the available borrowing base under our Facility was $1.7 billion. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of March 31, 2019, we have $42.2 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of March 31, 2019, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2019 (the most recent assessment date). The Facility contains customary cross default provisions.

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

As of March 31, 2019, borrowings under the Corporate Revolver totaled $225 million and the undrawn availability under the Corporate Revolver was $175 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2019 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We have a revolving letter of credit facility agreement (“LC Facility”), which matures in July 2019. In July 2018, the LC Facility size was voluntarily reduced to $20.0 million based on the expiration of several large outstanding letters of credit. As of March 31, 2019, there were six outstanding letters of credit totaling $9.4 million under the LC Facility. The LC Facility contains customary cross default provisions.

7.875% Senior Secured Notes due 2021

During August 2014, we issued $300.0 million of Senior Secured Notes and received net proceeds of approximately $292.5 million after deducting discounts, commissions and deferred financing costs. The Company used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes.

During April 2015, we issued an additional $225.0 million Senior Secured Notes and received net proceeds of $206.8 million after deducting discounts, commissions and other expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under the Facility and for general corporate purposes. The additional $225.0 million of Senior Secured Notes had identical terms to the initial $300.0 million Senior Secured Notes, other than the date of issue, the initial price, the first interest payment date and the first date from which interest accrued.

In April 2019, all of the Senior Secured Notes were redeemed for $543.8 million, including accrued interest and the early redemption premium. The redemption resulted in a $22.9 million loss on extinguishment of debt, which will be included in Interest and other financing costs, net on the Consolidated Statement of Operations during the second quarter.

7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes (the "Senior Notes") and received net proceeds of approximately $640.0 million after deducting commissions and other expenses. We used the net proceeds to redeem all of the Senior Secured Notes, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the Senior Notes.
The Senior Notes mature on April 4, 2026. We will pay interest in arrears on the Senior Notes each April 4 and October 4, commencing on October 4, 2019. The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility.

At any time prior to April 4, 2022, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 107.1% of the outstanding principal amount of the Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to April 4, 2022 the Company may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On or after April 4, 2022, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after April 4, 2022, but before April 4, 2023	103.6%
On or after April 4, 2023, but before April 4, 2024	101.8%
On or after April 4, 2024 and thereafter	100.0%

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

Upon the occurrence of a change of control triggering event as defined under the Senior Notes indenture, the Company will be required to make an offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
If we sell assets, under certain circumstances outlined in the Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
The Senior Notes indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2019:

	Payments Due By Year(4)
	Total	2019(5)	2020	2021	2022	2023	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,250,000	$—	$—	$799,800	$509,200	$271,600	$669,400
Interest payments on long-term debt(2)	525,767	101,996	144,258	132,250	69,788	45,999	31,476
Operating leases(3)	37,820	2,078	4,522	3,852	3,903	3,916	19,549
__________________________________

(1)
Includes the scheduled principal maturities for the $525.0 million aggregate principal amount of Senior Secured Notes issued in August 2014 and April 2015, borrowings under the Facility and the Corporate Revolver. The scheduled maturities of debt related to the Facility are based on, as of March 31, 2019, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In April 2019, the Senior Secured Notes were redeemed with the proceeds from the issuance of the Senior Notes which increased the borrowings to $650 million and extended the maturity date to 2026.

(2)
Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Secured Notes.

(3)	Primarily relates to corporate office and foreign office leases.

(4)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company's liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 15 — Additional Financial Information for additional information regarding these liabilities.

(5)	Represents the period from April 1, 2019 through December 31, 2019.

We currently have a commitment to drill one exploration well in each of Mauritania, Sao Tome and Principe, and Namibia and two exploration wells in Senegal. Our partner in Mauritania and Senegal is obligated to fund our share of the cost of the exploration wells, subject to the remaining exploration and appraisal carry covering both our Mauritania and Senegal blocks. In Sao Tome and Principe, we also have 3D seismic acquisition requirements of approximately 13,500 square kilometers.

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

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						March 31,
	2019(3)	2020	2021	2022	2023	Thereafter	2019
	(In thousands, except percentages)
Fixed rate debt:
Senior Secured Notes	$—	$—	$525,000	$—	$—	$—	$(535,337)
Fixed interest rate	7.88%	7.88%	7.88%	7.88%	—	—
Variable rate debt:
Facility(1)	$—	$—	$274,800	$284,200	$271,600	$669,400	$(1,500,000)
Corporate Revolver	—	—	—	225,000	—	—	(225,000)
Weighted average interest rate(2)	5.91%	5.63%	5.56%	5.70%	5.85%	6.45%
__________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of March 31, 2019. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)	Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves plus applicable margin at the reporting date. Excludes commitment fees related to the Facility and Corporate Revolver.

(3)	Represents the period April 1, 2019 through December 31, 2019.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2019, our material off-balance sheet arrangements and transactions include short-term operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations, leases and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than the implementation of the new lease standard discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2018.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2019:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2018	$30,744
Changes in contract fair value	(73,807)
Contract maturities	3,576
Fair value of contracts outstanding as of March 31, 2019	$(39,487)

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2019. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset (Liability)
				Net Deferred					Fair Value at
				Premium					March 31,
Term	Type of Contract	Index	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	2019(3)
									(In thousands)
2020:
Apr — Dec	Three-way collars	Dated Brent	7,880	$1.17	$—	$43.81	$53.33	$73.57	$(18,157)
Apr — Dec	Sold calls(1)	Dated Brent	688	—	—	—	—	80.00	(7,099)
Apr — Dec	Swaps	NYMEX WTI	1,224	—	52.22	—	—	—	(9,568)
Apr — Jun	Collars	NYMEX WTI	169	—	—	—	57.77	63.70	51
Apr — Dec	Collars	Argus LLS	750	—	—	—	60.00	88.75	1,521
2020:
Jan — Dec	Three-way collars	Dated Brent	4,500	$0.58	$—	$45.00	$57.50	$81.91	$2,274
Jan — Dec	Sold calls(1)(2)	Dated Brent	8,000	1.17	—	—	—	85.00	(8,509)
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)	Deferred premium payable to be paid April 1, 2019 — December 31, 2019.

(3)	Fair values are based on the average forward oil prices on March 31, 2019.

In April 2019, we entered into three-way collar contracts for 1.5 MMBbl from January 2020 through December 2020 with a sold put price of $45.00 per barrel, a floor price of $57.50 per barrel and a ceiling price of $75.00 per barrel. The contracts are indexed to Dated Brent prices.

At March 31, 2019, our open commodity derivative instruments were in a net liability position of $39.5 million. As of March 31, 2019, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $56.6 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $41.8 million.

Interest Rate Sensitivity

At March 31, 2019, we had indebtedness outstanding under the Facility of $1,500 million and the Corporate Revolver of $225 million, which bore interest at floating rates. The interest rate on this indebtedness as of March 31, 2019 was approximately 5.7% and 7.5%, respectively. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $4.3 million in interest expense per year. We pay commitment fees on the undrawn availability under the Facility and the Corporate Revolver at March 31, 2019, which are not subject to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Kosmos Energy Ltd.
(Registrant)

Date	May 6, 2019	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Exit Agreement between Kosmos Energy, LLC and Brian F. Maxted dated March 1, 2019.

10.2
Advisory Agreement between Kosmos Energy Ltd. and Brian F. Maxted dated February 15, 2019 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 19, 2019 (File No. 001-35167), and incorporated herein by reference).

10.3	Offer Letter, dated August 3, 2018, between Kosmos Energy Gulf of Mexico, LLC and Richard R Clark.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document