Form 10-Q
period 2019-09-30
Kosmos Energy Ltd.
filed 2019-11-04
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Shares, $0.01 par value	401,516,098

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

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$203,646	$173,515
Restricted cash	7,745	4,527
Receivables:
Joint interest billings, net	54,409	64,572
Oil sales	54,612	48,164
Related party	—	5,580
Other	20,016	21,690
Inventories	140,218	84,827
Prepaid expenses and other	47,315	68,040
Derivatives	22,067	38,785
Total current assets	550,028	509,700
Property and equipment:
Oil and gas properties, net	3,780,989	3,444,864
Other property, net	18,047	14,837
Property and equipment, net	3,799,036	3,459,701
Other assets:
Equity method investment	—	51,896
Restricted cash	3,667	7,574
Long-term receivables	36,957	19,002
Deferred financing costs, net of accumulated amortization of $14,027 and $12,065 at September 30, 2019 and December 31, 2018, respectively	6,975	8,937
Deferred tax assets	37,838	14,004
Derivatives	10,535	14,312
Other	23,223	3,063
Total assets	$4,468,259	$4,088,189
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$171,495	$176,540
Accrued liabilities	292,419	195,596
Derivatives	8,461	12,172
Total current liabilities	472,375	384,308
Long-term liabilities:
Long-term debt, net	2,106,202	2,120,547
Derivatives	2,699	10,181
Asset retirement obligations	284,526	145,336
Deferred tax liabilities	678,808	477,179
Other long-term liabilities	32,619	9,160
Total long-term liabilities	3,104,854	2,762,403
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 445,757,319 and 442,914,675 issued at September 30, 2019 and December 31, 2018, respectively	4,458	4,429
Additional paid-in capital	2,310,776	2,341,249
Accumulated deficit	(1,187,197)	(1,167,193)
Treasury stock, at cost, 44,263,269 and 44,263,269 shares at September 30, 2019 and December 31, 2018, respectively	(237,007)	(237,007)
Total stockholders’ equity	891,030	941,478
Total liabilities and stockholders’ equity	$4,468,259	$4,088,189
See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues and other income:
Oil and gas revenue	$357,036	$242,833	$1,049,759	$585,220
Gain on sale of assets	—	7,666	—	7,666
Other income, net	(66)	(280)	(65)	(17)
Total revenues and other income	356,970	250,219	1,049,694	592,869
Costs and expenses:
Oil and gas production	95,540	55,078	266,316	151,661
Facilities insurance modifications, net	12,569	12,334	(5,174)	21,812
Exploration expenses	22,773	148,238	83,022	246,912
General and administrative	24,723	25,963	88,703	65,343
Depletion, depreciation and amortization	146,653	80,041	416,186	208,607
Interest and other financing costs, net	30,721	23,549	125,565	68,113
Derivatives, net	(27,016)	57,357	35,884	236,107
Gain on equity method investments, net	—	(24,841)	—	(59,637)
Other expenses, net	11,472	(12,807)	11,798	(8,164)
Total costs and expenses	317,435	364,912	1,022,300	930,754
Income (loss) before income taxes	39,535	(114,693)	27,394	(337,885)
Income tax expense (benefit)	23,470	11,364	47,398	(58,329)
Net income (loss)	$16,065	$(126,057)	$(20,004)	$(279,556)

Net income (loss) per share:
Basic	$0.04	$(0.31)	$(0.05)	$(0.70)
Diluted	$0.04	$(0.31)	$(0.05)	$(0.70)

Weighted average number of shares used to compute net income (loss) per share:
Basic	401,466	404,536	401,319	399,026
Diluted	410,992	404,536	401,319	399,026

Dividends declared per common share	$0.0452	$—	$0.1356	$—

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2019:
Balance as of December 31, 2018	442,915	$4,429	$2,341,249	$(1,167,193)	$(237,007)	$941,478
Dividends ($0.0452 per share)	—	—	(18,744)	—	—	(18,744)
Equity-based compensation	—	—	8,744	—	—	8,744
Restricted stock awards and units	2,610	26	(26)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(1,979)	—	—	(1,979)
Net loss	—	—	—	(52,906)	—	(52,906)
Balance as of March 31, 2019	445,525	4,455	2,329,244	(1,220,099)	(237,007)	876,593
Dividends ($0.0452 per share)	—	—	(18,740)	—	—	(18,740)
Equity-based compensation	—	—	9,525	—	—	9,525
Restricted stock awards and units	113	1	(1)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(4)	—	—	(4)
Net income	—	—	—	16,837	—	16,837
Balance as of June 30, 2019	445,638	4,456	2,320,024	(1,203,262)	(237,007)	884,211
Dividends ($0.0452 per share)	—	—	(18,753)	—	—	(18,753)
Equity-based compensation	—	—	9,507	—	—	9,507
Restricted stock awards and units	119	2	(2)	—	—	—
Net income	—	—	—	16,065	—	16,065
Balance as of September 30, 2019	$445,757	$4,458	$2,310,776	$(1,187,197)	$(237,007)	$891,030

2018:
Balance as of December 31, 2017	398,599	$3,986	$2,014,525	$(1,073,202)	$(48,197)	$897,112
Equity-based compensation	—	—	8,392	—	—	8,392
Restricted stock awards and units	6,380	64	(64)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(11,364)	—	(510)	(11,874)
Net loss	—	—	—	(50,226)	—	(50,226)
Balance as of March 31, 2018	404,979	4,050	2,011,489	(1,123,428)	(48,707)	843,404
Equity-based compensation	—	—	9,821	—	—	9,821
Restricted stock awards and units	2,578	26	(26)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(5,821)	—	—	(5,821)
Net loss	—	—	—	(103,273)	—	(103,273)
Balance as of June 30, 2018	407,557	4,076	2,015,463	(1,226,701)	(48,707)	744,131
Acquisition of oil and gas properties	34,994	350	307,594			307,944
Equity-based compensation	—	—	8,915	—	—	8,915
Restricted stock awards and units	305	3	(3)	—	—	—
Net loss	—	—	—	(126,057)	—	(126,057)
Balance as of September 30, 2018	$442,856	$4,429	$2,331,969	$(1,352,758)	$(48,707)	$934,933

See accompanying notes.

KOSMOS ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(20,004)	$(279,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	423,160	215,676
Deferred income taxes	(69,840)	(84,095)
Unsuccessful well costs and leasehold impairments	7,361	114,948
Change in fair value of derivatives	34,003	232,057
Cash settlements on derivatives, net (including $(27.0) million and $(107.3) million on commodity hedges during 2019 and 2018)	(24,701)	(102,705)
Equity-based compensation	27,382	25,975
Gain on sale of assets	—	(7,666)
Loss on extinguishment of debt	24,794	4,324
Distributions in excess of equity in earnings	—	5,235
Other	9,600	1,237
Changes in assets and liabilities:
Decrease in receivables	12,886	59,318
(Increase) decrease in inventories	(51,943)	3,978
(Increase) decrease in prepaid expenses and other	23,512	(9,732)
Decrease in accounts payable	(61,909)	(15,178)
Increase (decrease) in accrued liabilities	65,975	(73,569)
Net cash provided by operating activities	400,276	90,247
Investing activities
Oil and gas assets	(240,642)	(149,305)
Other property	(8,291)	(3,560)
Acquisition of oil and gas properties, net of cash acquired	—	(961,764)
Return of investment from KTIPI	—	142,628
Proceeds on sale of assets	—	13,703
Notes receivable from partners	(19,565)	—
Net cash used in investing activities	(268,498)	(958,298)
Financing activities
Borrowings under long-term debt	175,000	1,000,000
Payments on long-term debt	(325,000)	(175,000)
Net proceeds from issuance of senior notes	641,875	—
Redemption of senior secured notes	(535,338)	—
Purchase of treasury stock / tax withholdings	(1,983)	(17,695)
Dividends	(54,447)	—
Deferred financing costs	(2,443)	(36,745)
Net cash provided by (used in) financing activities	(102,336)	770,560
Net increase (decrease) in cash, cash equivalents and restricted cash	29,442	(97,491)
Cash, cash equivalents and restricted cash at beginning of period	185,616	304,986
Cash, cash equivalents and restricted cash at end of period	$215,058	$207,495

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$78,691	$86,981
Income taxes	$27,768	$25,601
Non-cash activity:
Common stock issued for acquisition of oil and gas properties	$—	$307,944
 See accompanying notes.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

Kosmos Energy Ltd. changed its jurisdiction of incorporation from Bermuda to the State of Delaware, in the United States of America, (the "Redomestication") in December 2018. As a holding company, Kosmos Energy Ltd.’s management operations are conducted through a wholly-owned subsidiary, Kosmos Energy, LLC. The terms “Kosmos,” the “Company,” “we,” “us,” “our,” “ours,” and similar terms refer to Kosmos Energy Ltd. and its wholly-owned subsidiaries, unless the context indicates otherwise.
Kosmos is a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable exploration program balanced between proven basin infrastructure-led exploration (Equatorial Guinea and U.S. Gulf of Mexico), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire, Namibia, Sao Tome and Principe, and South Africa). Kosmos is listed on the New York Stock Exchange and London Stock Exchange and is traded under the ticker symbol KOS.

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$203,646	$173,515
Restricted cash - current	7,745	4,527
Restricted cash - long-term	3,667	7,574
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$215,058	$185,616

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

In accordance with certain of our petroleum contracts, we have posted letters of credit related to performance guarantees for our minimum work obligations. Certain of these letters of credit are cash collateralized in accounts held by us and as such are classified as restricted cash. Upon completion of the minimum work obligations and/or entering into the next phase of the respective petroleum contract, the requirement to post the existing letters of credit will be satisfied and the cash collateral will be released. However, additional letters of credit may be required should we choose to move into the next phase of certain of our petroleum contracts.

Inventories

Inventories consisted of $123.6 million and $83.4 million of materials and supplies and $16.6 million and $1.4 million of hydrocarbons as of September 30, 2019 and December 31, 2018, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Revenue Recognition

We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of September 30, 2019 and December 31, 2018, we had no oil and gas imbalances recorded in our consolidated financial statements.

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
Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$54,894	$—	$207,173	$—
Revenues from contract with customer - Ghana	173,613	215,581	502,413	557,459
Revenues from contract with customers - U.S. Gulf of Mexico	123,861	24,177	338,292	24,177
Provisional oil sales contracts	4,668	3,075	1,881	3,584
Oil and gas revenue	$357,036	$242,833	$1,049,759	$585,220

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agent and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of international operations. For our U.S. Gulf of Mexico operations, crude oil and natural gas are transported to customers using third-party pipelines. For the three months ended September 30, 2019 and 2018, revenue from Phillips 66 Company made up approximately 21% and 6%, respectively, and revenue from Shell Trading (US) Company made up approximately11% and 3%, respectively, of our total consolidated revenue and was included in our U.S. Gulf of Mexico segment. For the nine months ended September 30, 2019 and 2018, revenue from Phillips 66 Company made up approximately 22% and 3%, respectively, and revenue from Shell Trading (US) Company made up approximately 9% and 1%, respectively, of our total consolidated revenue and was included in our U.S. Gulf of Mexico segment.

Recent Accounting Standards

In June 2016, ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and we are evaluating its potential impact.

3. Acquisitions and Divestitures

2019 Transactions

During the first quarter of 2019, we entered into a petroleum contract covering offshore Marine XXI block with the Republic of the Congo, subject to customary governmental approvals. Upon approval, we will hold an 85% participating interest and will be the operator. The Congolese national oil company, SNPC, has a 15% carried interest during the exploration period. Should a commercial discovery be made, SNPC's 15% carried interest will convert to a participating interest of at least 15%. The petroleum contract covers approximately 2,350 square kilometers, with a first exploration period of four years and includes a work program to acquire and interpret 2,200 square kilometers of 3D seismic. There are two optional exploration phases, each for a period of three years, which are subject to additional work program commitments.

During the first quarter of 2019, Kosmos farmed-in to 18 BP-owned blocks in the Garden Banks area of the deepwater U.S. Gulf of Mexico. In addition, Kosmos can earn an interest in three BP blocks in other areas of the deepwater U.S. Gulf of Mexico. Kosmos is the designated operator.

During the first quarter of 2019, Kosmos executed a farm-in agreement with Chevron covering the right to earn an interest in a deepwater block in the U.S. Gulf of Mexico. Kosmos has been designated operator.

During the first quarter of 2019, Kosmos participated in the U.S. Gulf of Mexico Federal Lease Sale 252 and was awarded nine deepwater blocks. During the third quarter of 2019, Kosmos participated in the U.S. Gulf of Mexico Federal Lease Sale 253 and was awarded four deepwater blocks.

In March 2019, we completed an agreement to acquire Ophir's remaining interest in Block EG-24, offshore Equatorial Guinea, which increased our participating interest to 80% and named Kosmos as operator. The Equatorial Guinean national oil company, GEPetrol, has a 20% carried interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest.

In May 2019, we entered into a farm-out agreement with Shell Sao Tome and Principe B.V. to farm-out a 20% participating interest in Block 6 and a 30% participating interest in Block 11, offshore Sao Tome and Principe, subject to customary governmental approvals, resulting in our participating interests in Blocks 6 and 11 being 25% and 35%, respectively.

In September 2019, we completed a farm-in agreement with OK Energy to acquire a 45% non-operated interest in the Northern Cape Ultra Deep block offshore the Republic of South Africa. The petroleum contract covers approximately 6,930 square kilometers at water depths ranging from 2,500 to 3,100 meters and has an initial exploration phase of two years.

2018 Transactions

In March 2018, as part of our alliance with BP, we entered into petroleum contracts covering Blocks 10 and 13 with the Democratic Republic of Sao Tome and Principe and BP. We have a 35% participating interest in the blocks and the operator, BP, holds a 50% participating interest. The national petroleum agency, ANP-STP, has a 15% carried interest in the blocks through exploration. The petroleum contracts cover approximately 13,600 square kilometers, with a first exploration period of four years from the effective date (March 2018). The exploration periods can be extended an additional four years at our election subject to fulfilling specific work obligations. The first exploration period work programs include a 13,500 square kilometer 3D seismic acquisition across the two blocks.

In June 2018, we completed a farm-in agreement with a subsidiary of Ophir for Block EG-24, offshore Equatorial Guinea, whereby we acquired our initial non-operated participating interest of 40%. As part of the agreement, we reimbursed a portion of Ophir's previously incurred exploration costs and agreed to carry Ophir's share of the future costs. The petroleum contract covers approximately 3,500 square kilometers, with a first exploration period of three years from the effective date (March 2018), which can be extended up to four additional years at our election subject to fulfilling specific work obligations. The first exploration period work program includes a 3,000 square kilometer 3D seismic acquisition requirement which was completed in November 2018. The Equatorial Guinean national oil company, GEPetrol, has a 20% carried interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest.

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

In September 2018, we completed the acquisition of DGE, a deepwater company operating in the U.S. Gulf of Mexico, from First Reserve Corporation and other shareholders for a total consideration of $1.275 billion, comprised of $952.6 million in cash, $307.9 million in Kosmos common stock, and $14.9 million of transaction related costs. We funded the cash portion of the purchase price using cash on hand and drawings under our existing credit facilities. The DGE acquisition was accounted for as an asset acquisition.

In October 2018, Kosmos entered into a strategic exploration alliance with Shell to jointly explore in Southern West Africa. Initially the alliance will focus on Namibia where Kosmos has completed a farm-in to Shell's acreage in PEL 39, and Sao Tome and Principe. As part of the alliance, our two companies intend to jointly evaluate opportunities in adjacent geographies. This alliance is consistent with Kosmos’ strategy of partnering with supermajors to leverage complementary skill sets. Shell has deep expertise in carbonate plays, while Kosmos brings significant knowledge of the Cretaceous in West Africa. Furthermore, by working with Shell, Kosmos has a partner with the expertise to efficiently move exploration successes through the development stage.

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

In 2014, GNPC notified us and our block partners of its request for the contractor group to pay GNPC’s 5% share of the Tweneboa, Enyenra and Ntomme (“TEN”) development costs. The block partners are being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of September 30, 2019 and December 31, 2018, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $14.0 million and $14.0 million, respectively, and the long-term portions were $17.2 million and $14.0 million, respectively.

Related Party Receivables

The Company's related party receivables consists primarily of receivables from Trident which, until January 2019, we shared a 50% interest in KTIPI. As of December 31, 2018 the balance due from Trident consisted of $5.6 million related to joint interest billings for the exploration blocks and Kosmos' support of KTIPI operations. Subsequent to the unwind of KTIPI, Trident is no longer considered a related party.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal which obligate us separately to finance the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in 2022. Kosmos’ share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of September 30, 2019, the balance due from the national oil companies was $19.8 million, which is classified as Long-term receivables in our consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Oil and gas properties:
Proved properties	$4,827,304	$4,236,489
Unproved properties	898,855	759,472
Total oil and gas properties	5,726,159	4,995,961
Accumulated depletion	(1,945,170)	(1,551,097)
Oil and gas properties, net	3,780,989	3,444,864

Other property	59,515	51,987
Accumulated depreciation	(41,468)	(37,150)
Other property, net	18,047	14,837

Property and equipment, net	$3,799,036	$3,459,701

We recorded depletion expense of $139.1 million and $76.8 million for the three months ended September 30, 2019 and 2018, respectively, and $394.1 million and $199.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase to oil and gas properties from 2018 to 2019 primarily relates to proportionate consolidation resulting from the unwind of our equity method investment in KTIPI. See Note 7 — Equity Method Investments for additional information.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2019. The table excludes $1.4 million in costs that were capitalized and subsequently expensed during the same period.

September 30, 2019
(In thousands)
Beginning balance	$367,665
Additions to capitalized exploratory well costs pending the determination of proved reserves	55,244
Reclassification due to determination of proved reserves	(10,711)
Capitalized exploratory well costs charged to expense	—
Ending balance	$412,198

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2019	December 31, 2018
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to two years	77,995	299,253
Exploratory well costs capitalized for a period of three years or greater	334,203	68,412
Ending balance	$412,198	$367,665
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of September 30, 2019, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Greater Tortue Ahmeyim Unit, which crosses the Mauritania and Senegal maritime border, the Bir Allah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania, and the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal.

Greater Tortue Ahmeyim Unit — In May 2015, we completed the Tortue-1 exploration well in Block C8 offshore Mauritania, which encountered hydrocarbon pay. Three additional wells have been drilled in the unit development area of the Greater Tortue Ahmeyim field, Ahmeyim-2 in Mauritania and Guembeul-1 and Greater Tortue Ahmeyim-1 in Senegal. We completed a drill stem test on the Tortue‑1 well in August 2017, which confirmed the production capabilities of the Greater Tortue Ahmeyim Unit. In December 2018, we made a final investment decision to develop Phase 1 of the Greater Tortue Ahmeyim Unit, with first gas production currently estimated in 2022.

Bir Allah Discovery — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected to be made. During the fourth quarter of 2019, we completed the nearby Orca-1 exploration well which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected to be made.
Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. Following additional evaluation, a decision regarding commerciality is expected to be made.

7. Equity Method Investments
Equatorial Guinea

As part of our acquisition of KTIPI in 2017, a corporate joint venture entity in which we owned a 50% interest until January 2019, we acquired an indirect participating interest in Block G offshore Equatorial Guinea. The objective of this transaction was to acquire the Ceiba Field and Okume Complex with the intent to optimize production and increase reserves. Below is a summary of financial information for KTIPI presented on a 100% basis for 2018. The financial information for 2019 is presented as part of our consolidated financial statements based on our direct 40.375% ownership in the Ceiba Field and Okume Complex.

December 31,
2018
(In thousands)
Assets
Total current assets	$149,950
Property and equipment, net	271,627
Other assets	21
Total assets	$421,598

Liabilities and stockholders' equity
Total current liabilities	$226,311
Total long-term liabilities	536,178
Shareholders' equity:
Total shareholders' equity	(340,891)
Total liabilities and shareholders' equity	$421,598

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Revenues and other income:
Oil and gas revenue	$215,408	$600,158
Other income	(72)	44
Total revenues and other income	215,336	600,202

Costs and expenses:
Oil and gas production	40,334	115,366
Depletion, depreciation and amortization	33,044	108,996
Other expenses, net	(58)	(211)
Total costs and expenses	73,320	224,151

Income before income taxes	142,016	376,051
Income tax expense	50,796	134,047
Net income	$91,220	$242,004

Kosmos' share of net income	$45,610	$121,002
Basis difference amortization(1)	20,769	61,365
Equity in earnings - KTIPI	$24,841	$59,637
______________________________________

(1)
The basis difference, which was associated with oil and gas properties and subject to amortization, has been allocated to the Ceiba Field and Okume Complex. We amortized the basis difference using the unit-of-production method.

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

Carrying Value Allocation (in thousands)
Assets acquired:
Proved oil and gas properties	$372,144
Unproved oil and gas properties	103,909
Prepaids and other	7,273
Total assets acquired	$483,326

Liabilities assumed:
Asset retirement obligations	$114,395
Deferred tax liabilities	247,636
Accrued liabilities and other	69,399
Total liabilities assumed	$431,430

Carrying value:
Equity method investment carrying value at December 31, 2018	$51,896

8. Debt

	September 30, 2019	December 31, 2018
	(In thousands)
Outstanding debt principal balances:
Facility	$1,500,000	$1,325,000
Corporate Revolver	—	325,000
Senior Notes	650,000	—
Senior Secured Notes	—	525,000
Total	2,150,000	2,175,000
Unamortized deferred financing costs and discounts(1)	(43,798)	(54,453)
Long-term debt, net	$2,106,202	$2,120,547
__________________________________

(1)
Includes $34.4 million and $40.5 million of unamortized deferred financing costs related to the Facility as of September 30, 2019 and December 31, 2018, respectively; $9.4 million of unamortized deferred financing costs and discounts related to the Senior Notes as of September 30, 2019; and $14.0 million of unamortized deferred financing costs and discounts related to the Senior Secured Notes as of December 31, 2018, respectively.

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions, with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. In March 2019, following the lender's annual redetermination, the available borrowing base under our Facility was limited to the Facility size of $1.7 billion. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of September 30, 2019, we have $34.4 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. As of September 30, 2019, the undrawn availability under the Facility was $100.0 million. The commitments were reduced by $100.0 million to $1.6 billion following the Senior Notes issuance in April 2019.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of September 30, 2019, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2019 (the most recent assessment date). The Facility contains customary cross default provisions.

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

As of September 30, 2019, the undrawn availability under the Corporate Revolver was $400.0 million. As of September 30, 2019, we have $7.0 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over its remaining term. We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2019 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

Our revolving letter of credit facility agreement (“LC Facility”) expired in July 2019, however, as of September 30, 2019, there were six outstanding letters of credit totaling $9.4 million under the LC Facility, which will remain outstanding until the respective letters of credit expire. The LC Facility contains customary cross default provisions.

In 2019, we issued two letters of credit totaling $20.4 million under a new letter of credit arrangement, which does not currently require cash collateral.

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

In April 2019, all of the Senior Secured Notes were redeemed for $543.8 million, including accrued interest and the early redemption premium. The redemption resulted in a $22.9 million loss on extinguishment of debt, which is included in Interest and other financing costs, net on the consolidated statement of operations.

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

At September 30, 2019, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2019(2)	2020	2021	2022	2023	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,150,000	$—	$—	$274,800	$284,200	$271,600	$1,319,400
__________________________________

(1)
Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of Senior Notes issued in April 2019, and borrowings under the Facility. The scheduled maturities of debt related to the Facility are based on, as of September 30, 2019, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)	Represents payments for the period October 1, 2019 through December 31, 2019.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense	$34,944	$27,317	$111,566	$77,121
Amortization—deferred financing costs	2,285	2,346	6,974	7,069
Loss on extinguishment of debt	—	268	24,794	4,324
Capitalized interest	(7,077)	(7,097)	(21,330)	(21,209)
Deferred interest	290	(194)	1,559	(1,284)
Interest income	(972)	(788)	(2,215)	(2,579)
Other, net	1,251	1,697	4,217	4,671
Interest and other financing costs, net	$30,721	$23,549	$125,565	$68,113

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2019. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
Term	Type of Contract	Index	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling
2019:
Oct — Dec	Three-way collars	Dated Brent	2,628	$1.17	$—	$43.81	$53.33	$73.57
Oct — Dec	Sold calls(1)	Dated Brent	230	—	—	—	—	80.00
Oct — Dec	Swaps	NYMEX WTI	265	—	51.61	—	—	—
Oct — Dec	Collars	Argus LLS	250	—	—	—	60.00	88.75
2020:
Jan — Dec	Three-way collars	Dated Brent	6,000	$0.45	$—	$45.00	$57.50	$80.18
Jan — Dec	Swaps with sold puts	Dated Brent	2,000	—	60.53	48.75	—	—
Jan — Dec	Put spread	Dated Brent	2,000	2.59	—	50.00	60.00	—
Jan — Dec	Sold calls(1)(2)	Dated Brent	8,000	1.17	—	—	—	85.00
2021:
Jan — Dec	Sold calls(1)	Dated Brent	1,000	$—	$—	$—	$—	$75.00
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)	Deferred premium payable to be paid October 1, 2019 — December 31, 2019.

In October 2019, we entered into put option contracts for 2.0 MMBbls from January 2020 through December 2020 with a floor price of $57.50 per barrel and a sold put price of $50.00 per barrel. In addition, we sold 3.0 MMBbl of calls from January 2021 through December 2021 with an average strike price of $71.67 per barrel. The contracts are indexed to Dated Brent prices.

The following tables disclose the Company’s derivative instruments as of September 30, 2019 and December 31, 2018, and gain/(loss) from derivatives during the three and nine months ended September 30, 2019 and 2018, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity(1)	Derivatives assets—current	$22,067	$38,785
Commodity(2)	Derivatives assets—long-term	10,535	14,312
Derivative liabilities:
Commodity(3)	Derivatives liabilities—current	(8,461)	(12,172)
Commodity(4)	Derivatives liabilities—long-term	(2,699)	(10,181)
Total derivatives not designated as hedging instruments		$21,442	$30,744
__________________________________

(1)
Includes zero and $0.4 million as of September 30, 2019 and December 31, 2018, respectively which represents our provisional oil sales contract. Also, includes net deferred premiums payable of $4.1 million and $1.6 million related to commodity derivative contracts as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes net deferred premiums payable of $2.6 million and $1.3 million related to commodity derivative contracts as of September 30, 2019 and December 31, 2018, respectively.

(3)	Includes net deferred premiums payable of $6.5 million and $18.0 million related to commodity derivative contracts as of September 30, 2019 and December 31, 2018, respectively.

(4)	Includes net deferred premiums payable of zero and $0.5 million related to commodity derivative contracts as of September 30, 2019 and December 31, 2018, respectively.

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2019	2018	2019	2018
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$4,667	$3,075	$1,881	$3,584
Commodity	Derivatives, net	27,016	(57,357)	(35,884)	(236,107)
Interest rate	Interest expense	—	15	—	466
Total derivatives not designated as hedging instruments		$31,683	$(54,267)	$(34,003)	$(232,057)
__________________________________

(1)	Amounts represent the change in fair value of our provisional oil sales contracts.
Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2019 and December 31, 2018, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2019
Assets:
Commodity derivatives	$—	$32,602	$—	$32,602
Liabilities:
Commodity derivatives	—	(11,160)	—	(11,160)
Total	$—	$21,442	$—	$21,442
December 31, 2018
Assets:
Commodity derivatives	$—	$53,097	$—	$53,097
Liabilities:
Commodity derivatives	—	(22,353)	—	(22,353)
Total	$—	$30,744	$—	$30,744

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

Debt

The following table presents the carrying values and fair values at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$642,318	$670,514	$—	$—
Senior Secured Notes	—	—	511,873	525,026
Corporate Revolver	—	—	325,000	325,000
Facility	1,500,000	1,500,000	1,325,000	1,325,000
Total	$2,142,318	$2,170,514	$2,161,873	$2,175,026

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

11. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the Long Term Incentive Plan (“LTIP”) awards. We recorded compensation expense from awards granted under our LTIP of $9.5 million and $8.9 million during the three months ended September 30, 2019 and 2018, respectively, and $27.4 million and $26.0 million during the nine months ended September 30, 2019 and 2018, respectively. The total tax benefit for the three months ended was $3.1 million and $1.6 million, respectively, and $5.9 million and $5.0 million during the nine months ended September 30, 2019 and 2018, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of nil and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $(0.3) million during the nine months ended September 30, 2019 and 2018, respectively. The fair value of awards vested during the three months ended September 30, 2019 and 2018 was approximately $0.7 million and $1.1 million, respectively, and $14.7 million and $83.1 million during the nine months ended September 30, 2019 and 2018, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of September 30, 2019:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2018	4,115	$6.42	6,716	$9.02
Granted(1)	3,096	4.96	3,160	6.02
Forfeited(1)	(134)	6.11	(295)	9.87
Vested	(1,999)	5.92	(1,300)	6.32
Outstanding at September 30, 2019	5,078	5.73	8,281	8.39

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

As of September 30, 2019, total equity-based compensation to be recognized on unvested restricted stock units is $38.3 million over a weighted average period of 1.97 years. In March 2018, the board of directors approved an amendment to the LTIP to add 11.0 million shares to the plan, which was approved by our stockholders at the Annual General Meeting in June 2018. The LTIP provides for the issuance of 50.5 million shares pursuant to awards under the plan. At September 30, 2019, the Company had approximately 9.8 million shares that remain available for issuance under the LTIP.

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

12. Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which our operations are conducted. The relationship between our pre‑tax income or loss from continuing operations and our income tax expense or benefit varies from period to period as a result of various factors, which include changes in total pre‑tax income or loss, the jurisdictions in which our income (loss) is earned, and the tax laws in those jurisdictions. We evaluate our estimated annual effective income tax rate each quarter, based on current and forecasted business results and enacted tax laws, and apply this tax rate to our ordinary income or loss to calculate our estimated tax expense or benefit. The Company excludes zero tax rate and tax-exempt jurisdictions from our evaluation of the estimated annual effective income tax rate. The tax effect of discrete items are recognized in the period in which they occur at the applicable statutory tax rate. The company was not subject to taxation at the parent company level for the three and nine months ended September 30, 2018.
For 2019, the income tax provision consists of United States, Ghanaian, and Equatorial Guinean income taxes, and Texas margin taxes. For 2018, results from operations in Equatorial Guinea were reported net of tax, as Gain on equity method investments, net in our consolidated statement of operations, and were not included in our 2018 income tax provision. Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with a 0% statutory rate or we have incurred losses in those countries and have full valuation allowances against the corresponding net deferred tax assets.

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
United States	$3,464	$(53,136)	$(70,776)	$(49,967)
Bermuda	—	(15,513)	—	(47,474)
Foreign—other	36,071	(46,044)	98,170	(240,444)
Income (loss) before income taxes	$39,535	$(114,693)	$27,394	$(337,885)

For the three months ended, September 30, 2019, and 2018, our effective tax rate was 59% and 10%, respectively. For the nine months ended, September 30, 2019, and 2018, our effective tax rate was 173% and 17%, respectively.

For the three and nine months ended September 30, 2019, our overall effective tax rate was impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, non-deductible and non-taxable items associated with our U.S., Ghanaian, and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

For the three and nine months ended September 30, 2018, our overall effective tax rate was impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

The Company files income tax returns in all jurisdictions where such requirements exist, however, our primary tax jurisdictions are the United States, Ghana and Equatorial Guinea. The Company is open to tax examinations in the United States, for federal income tax return years 2016 through 2018, in Ghana to federal income tax return years 2014 through 2018, and in Equatorial Guinea to federal income tax return year2018.

As of September 30, 2019, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

13. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$16,065	$(126,057)	$(20,004)	$(279,556)
Denominator:
Weighted average number of shares outstanding:
Basic	401,466	404,536	401,319	399,026
Restricted stock units(1)	9,526	—	—	—
Diluted	410,992	404,536	401,319	399,026
Net income (loss) per share:
Basic	$0.04	$(0.31)	$(0.05)	$(0.70)
Diluted	$0.04	$(0.31)	$(0.05)	$(0.70)
__________________________________

(1)
We excluded outstanding restricted stock awards and units of 0.7 million and 13.1 million for the three months ended September 30, 2019 and 2018, respectively, and 15.4 million and 14.5 million for the nine months ended September 30, 2019 and 2018, respectively, from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill one exploration well in each of Sao Tome and Principe and Namibia and two exploration wells in Mauritania. In Sao Tome and Principe, we also have 3D seismic acquisition requirements of approximately 13,500 square kilometers. In South Africa we have 2D seismic acquisition requirements of approximately 500 line kilometers.

Leases

We have commitments under operating leases primarily related to office leases. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

The components of lease cost for the three months and nine months ended September 30, 2019 are as follows:

	Three months ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Operating lease cost	$1,279	$4,288
Short-term lease cost	960	1,547
Total lease cost	$2,239	$5,835

Other information related to operating leases at September 30, 2019, is as follows:

September 30, 2019
(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$20,436
Accrued liabilities (current maturities of leases)	1,294
Other long-term liabilities (non-current maturities of leases)	22,480

Weighted average remaining lease term	9.1 years

Weighted average discount rate	9.8%

The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
(In thousands)
Operating cash flows for operating leases	$3,077

Future minimum rental commitments under our leases at September 30, 2019, are as follows:

Operating Leases(1)
(In thousands)
2019(2)	$483
2020	4,098
2021	4,148
2022	4,199
2023	4,249
Thereafter	19,480
Total undiscounted lease payments	$36,657
Less: Imputed interest	(12,883)
Total lease liabilities	$23,774
__________________________________

(1)
Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

(2)	Represents payments for the period from October 1, 2019 through December 31, 2019.

Performance Obligations

As of September 30, 2019 and December 31, 2018, the Company had performance bonds totaling $208.7 million and $200.9 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.7 million and $3.7 million, respectively, to another operator related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields. As of September 30, 2019 and December 31, 2018, we had zero and $0.6 million, respectively, of cash collateral against these secured performance bonds which is classified as Other long term assets in our consolidated balance sheets.

Dividends

On November 1, 2019, we declared our quarterly cash dividend of $0.0452 per common share for the fourth quarter payable on December 23, 2019 to stockholders of record as of December 2, 2019.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued liabilities:
Exploration, development and production	$114,833	$92,613
Revenue payable	33,721	24,379
Current asset retirement obligations	5,844	6,617
Operating leases	1,294	—
General and administrative expenses	31,913	39,373
Interest	27,913	18,152
Income taxes	69,938	8,958
Taxes other than income	2,060	4,613
Derivatives	2,975	441
Other	1,928	450
	$292,419	$195,596

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations:

September 30, 2019
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$151,953
Additions associated with Equatorial Guinea - Ceiba Field and Okume Complex	114,395
Liabilities incurred during period	9,706
Liabilities settled during period	(4,384)
Revisions in estimated retirement obligations	905
Accretion expense	17,795
Ending asset retirement obligations	$290,370

With an effective date of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.375% undivided interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex going forward is accounted for under the proportionate consolidation method of accounting, which includes additions to our asset retirement obligations.

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility, net of related insurance reimbursements. During the three months ended September 30, 2019 and 2018, we incurred approximately $12.6 million and $12.3 million, respectively in expenditures with no offsetting insurance recoveries. During the nine months ended September 30, 2019 and 2018, we incurred approximately $34.8 million and $31.5 million, respectively in expenditures offset by approximately $40.0 million and $9.7 million, respectively in insurance recoveries.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
(Gain) loss on disposal of inventory	$1,232	$(2)	$1,419	$(26)
(Gain) loss on ARO liability settlements	(746)	—	1,167	—
Disputed charges and related costs, net of recoveries	1,677	(12,682)	1,663	(9,721)
Other, net	9,309	(123)	7,549	1,583
Other expenses, net	$11,472	$(12,807)	$11,798	$(8,164)

The disputed charges and related costs, net of recoveries arise from the final award issued by the International Chamber of Commerce ("ICC") in favor of Kosmos in its arbitration against Tullow Ghana Limited, related to expenditures arising from Tullow's contract with Seadrill for use of the West Leo drilling rig. Other, net is primarily related to an $8.7 million indirect tax settlement with tax authorities in Senegal.

16. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At September 30, 2019, substantially all of our long-lived assets and all of our product sales are related to operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. In addition, we have exploration activities in other countries in the Atlantic Margins. To assess performance of the reporting segments, the Chief Operating Decision Maker ("CODM") reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2019
Revenues and other income:
Oil and gas revenue	$177,797	$55,378	$—	$123,861	$—	$—	$357,036
Other income, net	1	—	—	200	5,706	(5,973)	(66)
Total revenues and other income	177,798	55,378	—	124,061	5,706	(5,973)	356,970
Costs and expenses:
Oil and gas production	42,017	21,369	—	32,154	—	—	95,540
Facilities insurance modifications, net	12,569	—	—	—	—	—	12,569
Exploration expenses	82	2,437	1,260	10,625	8,369	—	22,773
General and administrative	3,886	1,719	2,678	7,002	38,897	(29,459)	24,723
Depletion, depreciation and amortization	73,347	16,019	15	56,359	913	—	146,653
Interest and other financing costs, net(1)	16,821	—	(6,703)	5,083	17,304	(1,784)	30,721
Derivatives, net	—	—	—	(1,745)	(25,271)	—	(27,016)
Other expenses, net	(25,357)	615	9,141	550	1,253	25,270	11,472
Total costs and expenses	123,365	42,159	6,391	110,028	41,465	(5,973)	317,435
Income (loss) before income taxes	54,433	13,219	(6,391)	14,033	(35,759)	—	39,535
Income tax expense (benefit)	10,585	6,110	—	2,942	3,833	—	23,470
Net income (loss)	$43,848	$7,109	$(6,391)	$11,091	$(39,592)	$—	$16,065

Consolidated capital expenditures	$28,398	$15,397	$842	$49,629	$13,127	$—	$107,393

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)

Nine months ended September 30, 2019
Revenues and other income:
Oil and gas revenue	$502,800	$208,667	$—	$338,292	$—	$—	$1,049,759
Other income, net	2	—	—	459	97,594	(98,120)	(65)
Total revenues and other income	502,802	208,667	—	338,751	97,594	(98,120)	1,049,694
Costs and expenses:					—
Oil and gas production	117,027	60,645	—	88,644	—	—	266,316
Facilities insurance modifications, net	(5,174)	—	—	—	—	—	(5,174)
Exploration expenses	189	8,080	9,745	32,834	32,174	—	83,022
General and administrative	15,844	5,303	6,505	19,288	127,416	(85,653)	88,703
Depletion, depreciation and amortization	204,108	55,323	46	153,768	2,941	—	416,186
Interest and other financing costs, net(1)	56,500	—	(20,020)	16,654	77,782	(5,351)	125,565
Derivatives, net	—	—	—	28,768	7,116	—	35,884
Other expenses, net	6,761	(1,629)	9,783	2,695	1,304	(7,116)	11,798
Total costs and expenses	395,255	127,722	6,059	342,651	248,733	(98,120)	1,022,300
Income (loss) before income taxes	107,547	80,945	(6,059)	(3,900)	(151,139)	—	27,394
Income tax expense (benefit)	30,285	33,403	—	(824)	(15,466)	—	47,398
Net income (loss)	$77,262	$47,542	$(6,059)	$(3,076)	$(135,673)	$—	$(20,004)

Consolidated capital expenditures	$96,861	$36,448	$7,132	$136,688	$41,177	$—	$318,306

As of September 30, 2019
Property and equipment, net	$1,603,170	$460,044	$428,596	$1,263,945	$43,281	$—	$3,799,036
Total assets	$1,844,328	$489,564	$568,743	$3,309,044	$12,078,321	$(13,821,741)	$4,468,259
______________________________________

(1)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea(1)	Mauritania/Senegal	U.S. Gulf of Mexico(2)	Corporate & Other	Eliminations(3)	Total
	(In thousands)
Three months ended September 30, 2018
Revenues and other income:
Oil and gas revenue	$218,656	$107,704	$—	$24,177	$—	$(107,704)	$242,833
Gain on sale of assets	—	7,666	—	—	—	—	7,666
Other income, net	—	(317)	—	—	78,166	(78,129)	(280)
Total revenues and other income	218,656	115,053	—	24,177	78,166	(185,833)	250,219
Costs and expenses:
Oil and gas production	49,280	20,167	—	4,467	1,331	(20,167)	55,078
Facilities insurance modifications, net	12,334	—	—	—	—	—	12,334
Exploration expenses	57,818	16,584	1,203	50,176	22,457	—	148,238
General and administrative	5,786	1,761	1,396	4,026	42,072	(29,078)	25,963
Depletion, depreciation and amortization	70,799	37,291	15	8,190	1,037	(37,291)	80,041
Interest and other financing costs, net(4)	21,989	(4)	(6,441)	2,085	7,704	(1,784)	23,549
Derivatives, net	—	—	—	10,082	47,275	—	57,357
(Gain) loss on equity method investments, net	—	—	—	—	—	(24,841)	(24,841)
Other expenses, net	34,610	(976)	(13)	—	846	(47,274)	(12,807)
Total costs and expenses	252,616	74,823	(3,840)	79,026	122,722	(160,435)	364,912
Income (loss) before income taxes	(33,960)	40,230	3,840	(54,849)	(44,556)	(25,398)	(114,693)
Income tax expense (benefit)	21,862	25,398	—	(12,324)	1,826	(25,398)	11,364
Net income (loss)	$(55,822)	$14,832	$3,840	$(42,525)	$(46,382)	$—	$(126,057)

Consolidated capital expenditures	$32,501	$2,913	$3,319	$52,488	$17,970	$—	$109,191

	Ghana	Equatorial Guinea(1)	Mauritania/Senegal	U.S. Gulf of Mexico(2)	Corporate & Other	Eliminations(3)	Total
	(In thousands)
Nine months ended September 30, 2018
Revenues and other income:
Oil and gas revenue	$561,043	$300,079	$—	$24,177	$—	$(300,079)	$585,220
Gain on sale of assets	—	7,666	—	—	—	—	7,666
Other income, net	(17)	22	—	—	315,771	(315,793)	(17)
Total revenues and other income	561,026	307,767	—	24,177	315,771	(615,872)	592,869
Costs and expenses:
Oil and gas production	143,860	57,683	—	4,467	3,334	(57,683)	151,661
Facilities insurance modifications, net	21,812	—	—	—	—	—	21,812
Exploration expenses	58,076	33,665	6,603	50,176	98,392	—	246,912
General and administrative	15,651	3,768	3,628	4,026	122,558	(84,288)	65,343
Depletion, depreciation and amortization	197,260	115,862	46	8,190	3,111	(115,862)	208,607
Interest and other financing costs, net(4)	65,357	(9)	(18,704)	2,085	24,735	(5,351)	68,113
Derivatives, net	—	—	—	10,082	226,025	—	236,107
(Gain) loss on equity method investments, net	—	—	—	—	—	(59,637)	(59,637)
Other expenses, net	216,319	(1,138)	(13)	—	2,695	(226,027)	(8,164)
Total costs and expenses	718,335	209,831	(8,440)	79,026	480,850	(548,848)	930,754
Income (loss) before income taxes	(157,309)	97,936	8,440	(54,849)	(165,079)	(67,024)	(337,885)
Income tax expense (benefit)	(49,148)	67,024	—	(12,324)	3,143	(67,024)	(58,329)
Net income (loss)	$(108,161)	$30,912	$8,440	$(42,525)	$(168,222)	$—	$(279,556)

Consolidated capital expenditures	$71,330	$27,891	$9,633	$52,488	$102,651	$—	$263,993

As of September 30, 2018
Property and equipment, net	$1,727,595	$3,801	$403,111	$1,340,479	$34,551	$—	$3,509,537
Total assets	$2,073,825	$145,823	$465,352	$3,473,501	$10,660,832	$(12,489,869)	$4,329,464
______________________________________

(1)
Includes our proportionate share of our equity method investment in KTIPI, including our basis difference which is reflected in depletion, depreciation and amortization for the three and nine months ended September 30, 2018, except for capital expenditures. See Note 7 - Equity Method Investments for additional information regarding our equity method investments.

(2)	No activity prior to September 14, 2018, the DGE acquisition date.

(3)	Includes elimination of proportionate consolidation amounts recorded for KTIPI to reconcile to (Gain) loss on equity method investments, net as reported in the consolidated statements of operations.

(4)	Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$240,642	$149,305
Other property	8,291	3,560
Adjustments:
Changes in capital accruals	11,083	13,965
Exploration expense, excluding unsuccessful well costs(1)	75,661	131,964
Capitalized interest	(21,330)	(21,209)
Proceeds on sale of assets	—	(13,703)
Other	3,959	111
Total consolidated capital expenditures	$318,306	$263,993
______________________________________

(1)	Unsuccessful well costs are included in oil and gas assets when incurred.

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

Overview

We are a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable exploration program balanced between proven basin infrastructure-led exploration (Equatorial Guinea and U.S. Gulf of Mexico), emerging basins (Mauritania, Senegal and Suriname) and frontier basins (Cote d'Ivoire, Namibia, Sao Tome and Principe, and South Africa).

Recent Developments

Ghana

Jubilee

During the third quarter of 2019, Jubilee production averaged approximately 90,300 Bopd (gross). Oil production rates remain constrained by gas handling capacity. Work to enhance gas handling capacity has been deferred by the operator to Q1 2020.
Tweneboa, Enyenra and Ntomme ("TEN")
During the third quarter of 2019, TEN production averaged approximately 66,000 Bopd (gross).

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 25,800 Boepd (net) for the third quarter of 2019.

In the second quarter of 2019, we announced the Gladden Deep exploration well located in Mississippi Canyon Block 800 (20.0% working interest) made an oil discovery. Gladden Deep is a subsea tieback that was brought online in September 2019 through the existing Gladden pipeline to the Medusa SPAR.

In August 2019, we entered into a letter of intent for a cross assignment of our interest in Mississippi Canyon Block 728 with Hess Corporation on their interest in an adjacent block, Mississippi Canyon Block 684, after which Kosmos will have a 40% interest in the two blocks, and Hess Corporation having a 60% interest.

In September 2019, we spud the Resolution prospect, located in Garden Banks Block 492 (50% working interest). We expect well results during the fourth quarter.

In October 2019, we drilled the Moneypenny prospect which was unsuccessful. The well was designed as an inexpensive exploration tail of an Odd Job development well.

During the third quarter of 2019, Kosmos participated in the U.S. Gulf of Mexico Federal Lease Sale 253 and was ultimately awarded four additional deepwater blocks.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 36,400 Bopd gross in the third quarter of 2019. Our ESP program is supporting field production with four ESPs completed during the first three quarters of 2019. We completed one more ESP conversion early in the fourth quarter of 2019.

In October 2019, the S-5 exploration well was drilled to a total depth of 4,400 meters offshore Equatorial Guinea, encountering 39 meters of net oil pay in high-quality Santonian reservoir. The well is located within tieback range of the Ceiba FPSO and work is currently ongoing to establish the scale of the discovered resource and evaluate the optimum development solution.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

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

Yakaar / Teranga

In September 2019, we announced the Yakaar-2 appraisal well was drilled approximately nine kilometers from the Yakaar-1 exploration well and further delineated the southern extension of the field. The Yakaar-2 well encountered approximately 30 meters of net gas pay in similar high-quality Cenomanian reservoir to the Yakaar-1 exploration well. The Yakaar-2 well was drilled in approximately 2,500 meters of water to a total depth of approximately 4,800 meters.

Bir Allah / Orca

In October 2019, we announced the Orca-1 exploration well, located in Block C-8 offshore Mauritania, made a major gas discovery. The Orca-1 well, which targeted a previously untested Albian play, encountered 36 meters of net gas pay in excellent quality reservoirs. In addition, the well extended the Cenomanian play fairway by confirming 11 meters of net gas pay in a down-structure position relative to the original Marsouin-1 discovery well. The location of the Orca-1 proved the structural and stratigraphic trap. The Orca-1 well was drilled in approximately 2,510 meters of water to a total measured depth of around 5,266 meters.

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

Sao Tome and Principe

In July 2019, the petroleum contract for Block 11 offshore Sao Tome and Principe was amended to remove any well commitment from the second exploration phase and add a contingent well to the third exploration phase in addition to the existing firm well. We also entered the second exploration phase which will expire in August 2021.

Republic of South Africa

In September 2019, we completed a farm-in agreement with OK Energy to acquire a 45% non-operated interest in the Northern Cape Ultra Deep block offshore the Republic of South Africa. Shell owns 45% of the block and is the operator and OK Energy retained 10%. The petroleum contract covers approximately 6,930 square kilometers at water depths ranging from 2,500 to 3,100 meters and has an initial exploration phase of two years.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico (commencing September 14, 2018, the DGE acquisition date), and Equatorial Guinea, which was accounted for as an equity method investment during 2018. Certain operating results and statistics for the three and nine months ended September 30, 2019 and 2018 are included in the following tables:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,698	16,239
Gas (MMcf)	1,189	4,653
NGL (MBbl)	142	393
Total (MBoe)	6,038	17,408

Revenues:
Oil sales	$351,537	$1,031,687
Gas sales	3,969	11,776
NGL sales	1,530	6,296
Total revenues	$357,036	$1,049,759

Average oil sales price per Bbl	$61.69	$63.53
Average gas sales price per Mcf	3.34	2.53
Average NGL sales price per Bbl	10.77	16.02
Average total sales price per Boe	59.13	60.30

Costs:
Oil and gas production, excluding workovers	$87,410	$245,476
Oil and gas production, workovers	8,130	20,840
Total oil and gas production costs	$95,540	$266,316

Depletion, depreciation and amortization	$146,653	$416,186

Average cost per Boe:
Oil and gas production, excluding workovers	$14.48	$14.10
Oil and gas production, workovers	1.35	1.20
Total oil and gas production costs	15.83	15.30

Depletion, depreciation and amortization	24.29	23.91
Oil and gas production cost and depletion costs	$40.12	$39.21

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Kosmos	Equity Method Investment - Equatorial Guinea(1)	Total	Kosmos	Equity Method Investment - Equatorial Guinea(1)	Total
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	3,247	1,448	4,695	8,076	4,278	12,354
Gas (MMcf)	309	—	309	309	—	309
NGL (MBbl)	24	—	24	24	—	24
Total (MBoe)	3,323	1,448	4,771	8,152	4,278	12,430

Revenues:
Oil sales	$241,139	$107,704	$348,843	$583,526	$300,079	$883,605
Gas sales	975	—	975	975	—	975
NGL sales	719	—	719	719	—	719
Total revenues	$242,833	$107,704	$350,537	$585,220	$300,079	$885,299

Average oil sales price per Bbl	$74.27	$74.38	$74.30	$72.25	$70.14	$71.52
Average gas sales price per Mcf	3.16	—	3.16	3.16	—	3.16
Average NGL sales price per Bbl	29.96	—	29.96	29.96	—	29.96
Average total sales price per Boe	73.08	74.38	73.47	71.79	70.14	71.22

Costs:
Oil and gas production, excluding workovers	$55,363	$20,167	$75,530	$149,517	$57,683	$207,200
Oil and gas production, workovers	(285)	—	(285)	2,144	—	2,144
Total oil and gas production costs	$55,078	$20,167	$75,245	$151,661	$57,683	$209,344

Depletion, depreciation and amortization	$80,041	$37,291	$117,332	$208,607	$115,862	$324,469

Average cost per Boe:
Oil and gas production, excluding workovers	$16.66	$13.93	$15.83	$18.34	$13.48	$16.67
Oil and gas production, workovers	(0.09)	—	(0.06)	0.26	—	0.17
Total oil and gas production costs	16.57	13.93	15.77	18.60	13.48	16.84

Depletion, depreciation and amortization	24.09	25.75	24.59	25.59	27.08	26.10
Oil and gas production cost and depletion costs	$40.66	$39.68	$40.36	$44.19	$40.56	$42.94
__________________________________

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

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2019:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—	9	2.17
TEN	—	—	—	—	—	—	7	1.19
Equatorial Guinea
Block S	1	0.40	—	—	—	—	—	—
U.S. Gulf of Mexico
Nearly Headless Nick	1	0.22	—	—	—	—	—	—
Odd Job 214#2	—	—	—	—	—	—	1	0.61
Resolution	1	0.50	—	—	—	—	—	—
Mauritania
C8	1	0.28	—	—	3	0.84	1	0.28
Senegal
Saint Louis Offshore Profond	—	—	—	—	1	0.30	—	—
Cayar Profond	—	—	—	—	3	0.90	—	—
Total	4	1.40	1	0.24	7	2.04	18	4.25

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$357,036	$242,833	$114,203
Gain on sale of assets	—	7,666	(7,666)
Other income, net	(66)	(280)	214
Total revenues and other income	356,970	250,219	106,751
Costs and expenses:
Oil and gas production	95,540	55,078	40,462
Facilities insurance modifications, net	12,569	12,334	235
Exploration expenses	22,773	148,238	(125,465)
General and administrative	24,723	25,963	(1,240)
Depletion, depreciation and amortization	146,653	80,041	66,612
Interest and other financing costs, net	30,721	23,549	7,172
Derivatives, net	(27,016)	57,357	(84,373)
Gain on equity method investment, net	—	(24,841)	24,841
Other expenses, net	11,472	(12,807)	24,279
Total costs and expenses	317,435	364,912	(47,477)
Income (loss) before income taxes	39,535	(114,693)	154,228
Income tax expense	23,470	11,364	12,106
Net income (loss)	$16,065	$(126,057)	$142,122

Oil and gas revenue.  Oil and gas revenue increased by $114.2 million as a result of having a full quarter of revenue from our U.S. Gulf of Mexico business unit during the three months ended September 30, 2019 related to the DGE acquisition versus 16 days of revenue in the previous year's period. The current year period also benefited from the inclusion of revenue from Equatorial Guinea on a consolidated basis for the three months ended September 30, 2019, which was previously accounted for as an equity method investment. The revenue increase from higher sales volumes was impacted by lower oil prices during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. We sold 6,038 MBoe at an average realized price per barrel equivalent of $59.13 during the three months ended September 30, 2019 and 3,323 MBoe at an average realized price per barrel equivalent of $73.08 during the three months ended September 30, 2018.

Oil and gas production.  Oil and gas production costs increased by $40.5 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This is a result of having a full quarter of oil and gas production costs from our U.S. Gulf of Mexico business unit during the three months ended September 30, 2019 related to the DGE acquisition, versus 16 days of costs in the previous year's period. The current year period was also impacted by the inclusion of Equatorial Guinea costs on a consolidated basis for the three months ended September 30, 2019, which was previously accounted for as an equity method investment.

Facilities insurance modifications, net. During the three months ended September 30, 2019, we incurred $12.6 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue versus $12.3 million during the three months ended September 30, 2018. During the three months ended September 30, 2019 and 2018, there were no offsetting hull and machinery insurance proceeds.

Exploration expenses.  Exploration expenses decreased by $125.5 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease is primarily a result of unsuccessful well costs recorded in 2018 associated with the write off of $57.7 million related to the Akasa-1 and Wawa-1 exploration wells in Ghana and

$12.6 million of unsuccessful well costs associated with our Suriname drilling. Additionally, we incurred approximately $50.0 million related to seismic acquisition costs in our Gulf of Mexico business unit during the three months ended September 30, 2018.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $66.6 million during the three months ended September 30, 2019, as compared with the three months ended September 30, 2018. The increase is a result of having a full quarter of depletion and depreciation costs from our U.S. Gulf of Mexico business unit during the three months ended September 30, 2019 related to the DGE acquisition, versus 16 days of costs in the previous year's period. The current year period was also impacted by the inclusion of depletion and depreciation costs associated with the Equatorial Guinea business unit, which was previously accounted for as an equity method investment.

Interest and other financing costs, net.  Interest and other financing costs, net increased $7.2 million primarily a result of an increased outstanding debt balance, the result of the DGE acquisition during the third quarter of 2018.

Derivatives, net.  During the three months ended September 30, 2019 and 2018, we recorded a gain of $27.0 million and a loss of $57.4 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Gain on equity method investment, net. During the three months ended September 30, 2018 we recognized a $24.8 million gain on our equity method investment in KTIPI. Effective January 1, 2019, our equity method investment in KTIPI was exchanged for a direct interest in the Ceiba Field and Okume Complex, which was accounted for under the proportionate consolidation method of accounting during the three months ended September 30, 2019.

Other expenses, net.  Other expenses, net increased $24.3 million primarily related to the recovery of disputed charges of $12.9 million related to the arbitration award against Tullow Ghana during 2018 and an $8.7 million indirect tax settlement with tax authorities in Senegal.

Income tax expense (benefit).  For the three months ended September 30, 2019, our overall effective tax rate was impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, non-deductible and non-taxable items associated with our U.S., Ghanaian, and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

For the three months ended September 30, 2018, our overall effective tax rate was impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,049,759	$585,220	$464,539
Gain on sale of assets	—	7,666	(7,666)
Other income, net	(65)	(17)	(48)
Total revenues and other income	1,049,694	592,869	456,825
Costs and expenses:
Oil and gas production	266,316	151,661	114,655
Facilities insurance modifications, net	(5,174)	21,812	(26,986)
Exploration expenses	83,022	246,912	(163,890)
General and administrative	88,703	65,343	23,360
Depletion, depreciation and amortization	416,186	208,607	207,579
Interest and other financing costs, net	125,565	68,113	57,452
Derivatives, net	35,884	236,107	(200,223)
Gain on equity method investment, net	—	(59,637)	59,637
Other expenses, net	11,798	(8,164)	19,962
Total costs and expenses	1,022,300	930,754	91,546
Income (loss) before income taxes	27,394	(337,885)	365,279
Income tax expense	47,398	(58,329)	105,727
Net income (loss)	$(20,004)	$(279,556)	$259,552

Oil and gas revenue.  Oil and gas revenue increased by $464.5 million as a result of the inclusion of revenue from our U.S. Gulf of Mexico business unit during the nine months ended September 30, 2019 related to the DGE acquisition, versus 16 days of revenue in the previous year's period. The current year period also benefited from the inclusion of revenue from Equatorial Guinea on a consolidated basis for the nine months ended September 30, 2019, which was previously accounted for as an equity method investment. The revenue increase from higher sales volumes was impacted by lower oil prices during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. We sold 17,408 MBoe at an average realized price per barrel equivalent of $60.30 during the nine months ended September 30, 2019 and 8,152 MBoe at an average realized price per barrel equivalent of $71.79 during the nine months ended September 30, 2018.

Oil and gas production.  Oil and gas production costs increased by $114.7 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This is a result of the inclusion of the U.S. Gulf of Mexico business unit, related to the DGE acquisition having a full nine months of oil and gas production costs from our U.S. Gulf of Mexico business unit during the nine months ended September 30, 2019 versus 16 days of costs in the previous year's period. The current year period was also impacted by the inclusion of production costs from Equatorial Guinea on a consolidated basis for the nine months ended September 30, 2019, which was previously accounted for as an equity method investment.

Facilities insurance modifications, net. During the nine months ended September 30, 2019, we incurred $34.8 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue versus $31.5 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, these costs were offset by $40.0 million and $9.7 million, respectively, of hull and machinery insurance proceeds.

Exploration expenses.  Exploration expenses decreased by $163.9 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease is primarily a result of unsuccessful well costs recorded in 2018 associated with the write off of $57.7 million related to the Akasa-1 and Wawa-1 exploration wells in Ghana and $57.1 million of unsuccessful well costs associated with our Suriname drilling. Additionally, we incurred approximately $50.0 million related to seismic acquisition costs in our Gulf of Mexico business unit during the nine months ended September 30, 2018.

General and administrative.  General and administrative costs increased by $23.4 million during the nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018. This is primarily a result of having a full nine months of G&A costs from our U.S. Gulf of Mexico business unit during the nine months ended September 30, 2019 related to the DGE acquisition, versus 16 days of costs in the previous year's period.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $207.6 million during the nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018. The increase is primarily a result of depletion and depreciation costs associated with the acquired U.S. Gulf of Mexico business unit and the Equatorial Guinea business unit, which was previously accounted for as an equity method investment.

Interest and other financing costs, net.  Interest and other financing costs, net increased $57.5 million primarily a result of an increased outstanding debt balance, the result of the DGE acquisition during the third quarter of 2018, and a $24.8 million loss on extinguishment of debt primarily associated with the refinancing of our senior notes recorded during the second quarter of 2019.

Derivatives, net.  During the nine months ended September 30, 2019 and 2018, we recorded a loss of $35.9 million and a loss of $236.1 million, respectively, on our outstanding hedge positions. The losses recorded were a result of changes in the forward curve of oil prices during the respective periods.

Gain on equity method investment, net. During the nine months ended September 30, 2018 we recognized a $59.6 million gain on our equity method investment in KTIPI. Effective January 1, 2019, our equity method investment in KTIPI was exchanged for a direct interest in the Ceiba Field and Okume Complex, which was accounted for under the proportionate consolidation method of accounting during the nine months ended September 30, 2019.

Other expenses, net.  Other expenses, net increased $20.0 million primarily related to the recovery of disputed charges of $12.9 million related to the arbitration against Tullow Ghana during 2018 and an $8.7 million indirect tax settlement with tax authorities in Senegal.

Income tax expense (benefit).  For the nine months ended September 30, 2019, our overall effective tax rate was impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, non-deductible and non-taxable items associated with our U.S., Ghanaian, and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

For the nine months ended September 30, 2018, our overall effective tax rate was impacted by non-deductible and non-taxable items associated with our U.S. and Ghanaian operations and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such expenses or losses.

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
While we are presently in a strong financial position, commodity prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. To partially mitigate this price volatility, we maintain a hedging program. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Also, BP has agreed to partially carry our exploration, appraisal and development program in Mauritania and Senegal up to a contractually agreed cap. Current commodity prices, combined with our hedging program, partner carries and our current liquidity position support our dividend and remaining capital program for 2019.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$400,276	$90,247
Net proceeds from issuance of senior notes	641,875	—
Return of investment from KTIPI	—	142,628
Borrowings under long-term debt	175,000	1,000,000
Proceeds on sale of assets	—	13,703
	1,217,151	1,246,578
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	240,642	149,305
Other property	8,291	3,560
Acquisition of oil and gas properties	—	961,764
Notes receivable from partners	19,565	—
Payments on long-term debt	325,000	175,000
Redemption of senior secured notes	535,338	—
Purchase of treasury stock	1,983	17,695
Dividends	54,447	—
Deferred financing costs	2,443	36,745
	1,187,709	1,344,069
Increase (decrease) in cash, cash equivalents and restricted cash	$29,442	$(97,491)

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2019 was $400.3 million compared with net cash provided by operating activities for the nine months ended September 30, 2018 of $90.2 million. The increase in cash provided by operating activities is a result of the inclusion of our U.S. Gulf of Mexico business unit during the nine months ended September 30, 2019 related to the DGE acquisition, which was completed during the third quarter of 2018. It is also the result of the inclusion of operations from Equatorial Guinea on a consolidated basis for the nine months ended September 30, 2019, which was previously accounted for as an equity method investment.

The following table presents our net debt and liquidity as of September 30, 2019:

September 30, 2019
(In thousands)
Cash and cash equivalents	$203,646
Restricted cash	11,412
Senior Notes at par	650,000
Borrowings under the Facility	1,500,000
Borrowings under the Corporate Revolver	—
Net debt	$1,934,942

Availability under the Facility	$100,000
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$703,646

Capital Expenditures and Investments

We expect to incur capital costs as we:

•	drill additional wells and execute exploitation activities in Ghana, Equatorial Guinea and in the U.S. Gulf of Mexico;

•	execute infrastructure-led exploration efforts in the U.S. Gulf of Mexico and Equatorial Guinea;

•	execute appraisal and exploration activities in a number of our exploration license areas; and

•	acquire and analyze seismic on existing licenses and purchase seismic over new prospective areas.

We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our participating, paying and carried interests in our prospects including disproportionate payment amounts, the costs involved in developing or participating in the development of a prospect, the timing of third‑party projects, the availability of suitable equipment and qualified personnel and our cash flows from operations. We also evaluate potential corporate and asset acquisition opportunities to support and expand our asset portfolio which may impact our budget assumptions. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate, or one or more of our assumptions proves to be incorrect, or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

2019 Capital Program

We estimate we will spend approximately $425 - $475 million of capital, net of carry amounts related to the Mauritania and Senegal transactions with BP, for the year ending December 31, 2019. However, the ultimate amount of capital we will spend may vary or fluctuate materially based on market conditions and the success of our drilling results among other factors. Through September 30, 2019, we have spent approximately $318 million.

Significant Sources of Capital

Facility

In February 2018, the Company amended and restated the Facility with a total commitment of $1.5 billion from a number of financial institutions, with additional commitments up to $0.5 billion being available if the existing financial institutions increase their commitments or if commitments from new financial institutions are added. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields. In March 2019, following the lender's annual redetermination, the available borrowing base under our Facility was limited to the Facility size of $1.7 billion. The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As part of the debt refinancing in February 2018, the repayment of borrowings under the existing facility attributable to financial institutions that did not participate in the amended Facility was accounted for as an extinguishment of debt, and $4.1 million of existing unamortized debt issuance costs and deferred interest attributable to those participants was expensed in interest and other financing costs, net in the first quarter of 2018. As of September 30, 2019, we have $34.4 million of unamortized issuance costs related to the Facility, which will be amortized over the remaining term of the Facility. The commitments were reduced by $100 million to $1.6 billion following the Senior Notes issuance in April 2019.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of September 30, 2019, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2019 (the most recent assessment date). The Facility contains customary cross default provisions.

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

As of September 30, 2019, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400 million. We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2019 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

Revolving Letter of Credit Facility

We had a revolving letter of credit facility agreement (“LC Facility”), which matured in July 2019. As of September 30, 2019, there were six outstanding letters of credit totaling $9.4 million under the LC Facility. The LC Facility contains customary cross default provisions.

In 2019, we issued two letters of credit totaling $20.4 million under a new letter of credit arrangement, which does not require cash collateral. This arrangement contains customary cross default provisions.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2019:

	Payments Due By Year(4)
	Total	2019(5)	2020	2021	2022	2023	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,150,000	$—	$—	$274,800	$284,200	$271,600	$1,319,400
Interest payments on long-term debt(2)	618,914	45,266	127,318	114,764	102,899	86,169	142,498
Operating leases(3)	36,657	483	4,098	4,148	4,199	4,249	19,480
__________________________________

(1)
Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of Senior Notes issued in April 2019, and borrowings under the Facility. The scheduled maturities of debt related to the Facility are based on, as of September 30, 2019, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

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

(5)	Represents the period from October 1, 2019 through December 31, 2019.

We currently have a commitment to drill one exploration well in each of Sao Tome and Principe and Namibia and two exploration wells in Mauritania. In Sao Tome and Principe, we also have 3D seismic acquisition requirements of approximately 13,500 square kilometers. In South Africa we have 2D seismic acquisition requirements of approximately 500 line kilometers.

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

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						September 30,
	2019(3)	2020	2021	2022	2023	Thereafter	2019
	(In thousands, except percentages)
Fixed rate debt:
Senior Secured Notes	$—	$—	$—	$—	$—	$650,000	$(670,514)
Fixed interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Variable rate debt:
Facility(1)	$—	$—	$274,800	$284,200	$271,600	$669,400	$(1,500,000)
Weighted average interest rate(2)	5.30%	4.83%	4.55%	4.91%	5.03%	5.52%
__________________________________

(1)
The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2019. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.

(2)	Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves plus applicable margin at the reporting date. Excludes commitment fees related to the Facility and Corporate Revolver.

(3)	Represents the period October 1, 2019 through December 31, 2019.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2019, our material off-balance sheet arrangements and transactions include short-term operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2019:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2018	$30,744
Changes in contract fair value	(34,003)
Contract maturities	24,701
Fair value of contracts outstanding as of September 30, 2019	$21,442

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2019. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset (Liability)
				Net Deferred					Fair Value at
				Premium					September 30,
Term	Type of Contract	Index	MBbl	Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	2019(3)
									(In thousands)
2020:
Oct — Dec	Three-way collars	Dated Brent	2,628	$1.17	$—	$43.81	$53.33	$73.57	$(1,701)
Oct — Dec	Sold calls(1)	Dated Brent	230	—	—	—	—	80.00	(2,355)
Oct — Dec	Swaps	NYMEX WTI	265	—	51.61	—	—	—	(563)
Oct — Dec	Collars	Argus LLS	250	—	—	—	60.00	88.75	1,026
2020:
Jan — Dec	Three-way collars	Dated Brent	6,000	$0.45	$—	$45.00	$57.50	$80.18	$21,019
Jan — Dec	Swaps with sold puts	Dated Brent	2,000	—	60.53	48.75	—	—	3,074
Jan — Dec	Put spread	Dated Brent	2,000	2.59	—	50.00	60.00	—	4,139
Jan — Dec	Sold calls(1)(2)	Dated Brent	8,000	1.17	—	—	—	85.00	(1,940)
2021:
Jan — Dec	Sold calls(1)	Dated Brent	1,000	$—	$—	$—	$—	$75.00	(1,257)
__________________________________

(1)	Represents call option contracts sold to counterparties to enhance other derivative positions.

(2)	Deferred premium payable to be paid October 1, 2019 — December 31, 2019.

(3)	Fair values are based on the average forward oil prices on September 30, 2019.

In October 2019, we entered into put option contracts for 2.0 MMBbls from January 2020 through December 2020 with a floor price of $57.50 per barrel and a sold put price of $50.00 per barrel. In addition, we sold 3.0 MMBbl of calls from January 2021 through December 2021 with an average strike price of $71.67 per barrel. The contracts are indexed to Dated Brent prices.

At September 30, 2019, our open commodity derivative instruments were in a net asset position of $21.4 million. As of September 30, 2019, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $37.6 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $35.3 million.

Interest Rate Sensitivity

At September 30, 2019, we had indebtedness outstanding under the Facility of $1,500 million, which bore interest at floating rates. The interest rate on this indebtedness as of September 30, 2019 was approximately 5.3%. If LIBOR increased by 10% at this level of floating rate debt, we would pay an additional $3.1 million in interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 4, 2019	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Exploration Right Contract relating to the Northern Cape Ultra Deep Block Offshore South Africa between the Republic of South Africa and OK Energy Limited dated January 10, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document