Form 10-Q
period 2020-09-30
Kosmos Energy Ltd.
filed 2020-11-09
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2020
Common Shares, $0.01 par value	405,455,048

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

“2D seismic data”	Two‑dimensional seismic data, serving as interpretive data that allows a view of a vertical cross‑section beneath a prospective area.
“3D seismic data”	Three‑dimensional seismic data, serving as geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than 2D seismic data.
"ANP-STP"	Agencia Nacional Do Petroleo De Sao Tome E Principe.
“API”	A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus lighter petroleum liquids will have a higher API than heavier ones.
"Asset Coverage Ratio"	The "Asset Coverage Ratio" as defined in the GoM Term Loan means, as of each March 31, June 30, September 30 and December 31 of each Fiscal Year, commencing December 31, 2020, the ratio of (a) Total PDP PV-10 (as defined in the GoM Term Loan) as of such date to (b) outstanding principal amount of Loans (as defined in the GoM Term Loan) as of such date.
“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “Bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“BBbl”	Billion barrels of oil.
“BBoe”	Billion barrels of oil equivalent.
“Bcf”	Billion cubic feet.
“Boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
"BOEM"	Bureau of Ocean Energy Management.
“Boepd”	Barrels of oil equivalent per day.
“Bopd”	Barrels of oil per day.
"BP"	BP p.l.c. and related subsidiaries.
“Bwpd”	Barrels of water per day.
"Corporate Revolver"	Revolving Credit Facility Agreement dated November 23, 2012 (as amended or as amended and restated from time to time).
"COVID-19"	Coronavirus disease 2019.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
"DGE"	Deep Gulf Energy (together with its subsidiaries).
"DST"	Drill stem test.
“Dry hole” or "Unsuccessful well"	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
"DT"	Deepwater Tano.

“EBITDAX”	Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results. The Facility EBITDAX definition includes 50% of the EBITDAX adjustments of Kosmos-Trident International Petroleum Inc for the period it was an equity method investment and includes Last Twelve Months ("LTM") EBITDAX for any acquisitions and excludes LTM EBITDAX for any divestitures.
"ESG"	Environmental, social, and governance.
"ESP"	Electric submersible pump.
“E&P”	Exploration and production.
"Facility"	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).
“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
"FEED"	Front End Engineering Design.
"FLNG"	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
"GAAP"	Generally Accepted Accounting Principles in the United States of America.
"Galp"	Galp Energia Sao Tome E Principe, Unipessoal, LDA.
"GEPetrol"	Guinea Equatorial De Petroleos.
"GHG"	Greenhouse gas.
"GJFFDP"	Greater Jubilee Full Field Development Plan.
"GNPC"	Ghana National Petroleum Corporation.
"GoM Term Loan"	Senior Secured Term loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
"GTA UUOA"	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
"Hess"	Hess Corporation.
"HLS"	Heavy Louisiana Sweet.
"H&M"	Hull and Machinery insurance.
"Jubilee UUOA"	Unitization and Unit Operating Agreement covering the Jubilee Unit.
"KTEGI"	Kosmos-Trident Equatorial Guinea Inc.
"KTIPI"	Kosmos-Trident International Petroleum Inc.
"LNG"	Liquefied natural gas.
"LOPI"	Loss of Production Income.
"LSE"	London Stock Exchange.
"LTIP"	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.

“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
"MMBtu"	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
"MMTPA"	Million metric tonnes per annum.
"NAMCOR"	National Petroleum Corporation of Namibia.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
"NYSE"	New York Stock Exchange.
"Ophir"	Ophir Energy plc.
"PETROCI"	PETROCI Holding.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
"RSC"	Ryder Scott Company, L.P.
"SEC"	Securities and Exchange Commission.
"Senior Notes"	7.125% Senior Notes due 2026.
"Senior Secured Notes"	7.875% Senior Secured Notes due 2021.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
"Shell"	Royal Dutch Shell and related subsidiaries.
"SNPC"	Société Nationale des Pétroles du Congo.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
"TAG GSA"	TEN Associated Gas - Gas Sales Agreement.
"TEN"	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
"Tortue Phase 1 SPA"	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
"Trafigura	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
"Trident"	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
"WCTP"	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,819	$224,502
Restricted cash	827	4,302
Receivables:
Joint interest billings, net	36,423	81,424
Oil sales	29,227	64,142
Other	19,633	28,727
Inventories	142,232	114,412
Prepaid expenses and other	32,806	36,192
Derivatives	30,499	12,856
Total current assets	592,466	566,557
Property and equipment:
Oil and gas properties, net	3,354,484	3,624,751
Other property, net	11,820	17,581
Property and equipment, net	3,366,304	3,642,332
Other assets:
Restricted cash	542	542
Long-term receivables	101,118	43,430
Deferred financing costs, net of accumulated amortization of $16,643 and $14,681 at September 30, 2020 and December 31, 2019, respectively	4,359	6,321
Deferred tax assets	—	32,779
Derivatives	7,104	2,302
Other	21,608	22,969
Total assets	$4,093,501	$4,317,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$184,086	$149,483
Accrued liabilities	186,630	380,704
Current maturities of long-term debt	169,905	—
Derivatives	24,589	8,914
Total current liabilities	565,210	539,101
Long-term liabilities:
Long-term debt, net	2,191,433	2,008,063
Derivatives	6,283	11,478
Asset retirement obligations	247,564	230,526
Deferred tax liabilities	624,156	653,221
Other long-term liabilities	33,291	33,141
Total long-term liabilities	3,102,727	2,936,429
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 449,673,344 and 445,779,367 issued at September 30, 2020 and December 31, 2019, respectively	4,497	4,458
Additional paid-in capital	2,300,586	2,297,221
Accumulated deficit	(1,642,512)	(1,222,970)
Treasury stock, at cost, 44,263,269 shares at September 30, 2020 and December 31, 2019, respectively	(237,007)	(237,007)
Total stockholders’ equity	425,564	841,702
Total liabilities and stockholders’ equity	$4,093,501	$4,317,232
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues and other income:
Oil and gas revenue	$224,786	$357,036	$529,880	$1,049,759
Other income, net	1	(66)	2	(65)
Total revenues and other income	224,787	356,970	529,882	1,049,694
Costs and expenses:
Oil and gas production	84,277	95,540	234,627	266,316
Facilities insurance modifications, net	2,465	12,569	10,555	(5,174)
Exploration expenses	13,977	22,773	74,293	83,022
General and administrative	18,269	24,723	57,366	88,703
Depletion, depreciation and amortization	111,231	146,653	326,390	416,186
Impairment of long-lived assets	—	—	150,820	—
Interest and other financing costs, net	27,068	30,721	83,177	125,565
Derivatives, net	1,187	(27,016)	(34,776)	35,884
Other expenses, net	2,805	11,472	27,962	11,798
Total costs and expenses	261,279	317,435	930,414	1,022,300
Income (loss) before income taxes	(36,492)	39,535	(400,532)	27,394
Income tax expense	892	23,470	19,010	47,398
Net income (loss)	$(37,384)	$16,065	$(419,542)	$(20,004)

Net income (loss) per share:
Basic	$(0.09)	$0.04	$(1.04)	$(0.05)
Diluted	$(0.09)	$0.04	$(1.04)	$(0.05)

Weighted average number of shares used to compute net income (loss) per share:
Basic	405,409	401,466	405,131	401,319
Diluted	405,409	410,992	405,131	401,319

Dividends declared per common share	$—	$0.0452	$0.0452	$0.1356

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2020:
Balance as of December 31, 2019	445,779	$4,458	$2,297,221	$(1,222,970)	$(237,007)	$841,702
Dividends ($0.0452 per share)	—	—	(18,918)	—	—	(18,918)
Equity-based compensation	—	—	10,078	—	—	10,078
Restricted stock awards and units	3,590	36	(36)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(4,947)	—	—	(4,947)
Net loss	—	—	—	(182,767)	—	(182,767)
Balance as of March 31, 2020	449,369	4,494	2,283,398	(1,405,737)	(237,007)	645,148
Dividends	—	—	24	—	—	24
Equity-based compensation	—	—	8,406	—	—	8,406
Restricted stock awards and units	206	2	(2)	—	—	—
Net loss	—	—	—	(199,391)	—	(199,391)
Balance as of June 30, 2020	449,575	4,496	2,291,826	(1,605,128)	(237,007)	454,187
Dividends	—	—	27	—	—	27
Equity-based compensation	—	—	8,734	—	—	8,734
Restricted stock awards and units	98	1	(1)	—	—	—
Net loss	—	—	—	(37,384)	—	(37,384)
Balance as of September 30, 2020	449,673	$4,497	$2,300,586	$(1,642,512)	$(237,007)	$425,564

2019:
Balance as of December 31, 2018	442,915	$4,429	$2,341,249	$(1,167,193)	$(237,007)	$941,478
Dividends ($0.0452 per share)	—	—	(18,744)	—	—	(18,744)
Equity-based compensation	—	—	8,744	—	—	8,744
Restricted stock awards and units	2,610	26	(26)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(1,979)	—	—	(1,979)
Net loss	—	—	—	(52,906)	—	(52,906)
Balance as of March 31, 2019	445,525	4,455	2,329,244	(1,220,099)	(237,007)	876,593
Dividends ($0.0452 per share)	—	—	(18,740)	—	—	(18,740)
Equity-based compensation	—	—	9,525	—	—	9,525
Restricted stock awards and units	113	1	(1)	—	—	—
Purchase of treasury stock / tax withholdings	—	—	(4)	—	—	(4)
Net income	—	—	—	16,837	—	16,837
Balance as of June 30, 2019	445,638	4,456	2,320,024	(1,203,262)	(237,007)	884,211
Dividends ($0.0452 per share)	—	—	(18,753)			(18,753)
Equity-based compensation	—	—	9,507	—	—	9,507
Restricted stock awards and units	119	2	(2)	—	—	—
Net income	—	—	—	16,065	—	16,065
Balance as of September 30, 2019	445,757	$4,458	$2,310,776	$(1,187,197)	$(237,007)	$891,030

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(419,542)	$(20,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	333,120	423,160
Deferred income taxes	3,715	(69,840)
Unsuccessful well costs and leasehold impairments	24,338	7,361
Impairment of long-lived assets	150,820	—
Change in fair value of derivatives	(32,156)	34,003
Cash settlements on derivatives, net (including $22.8 million and $(27.0) million on commodity hedges during 2020 and 2019)	16,904	(24,701)
Equity-based compensation	26,392	27,382
Loss on extinguishment of debt	2,893	24,794
Other	6,673	9,600
Changes in assets and liabilities:
Decrease in receivables	88,107	12,886
Increase in inventories	(30,848)	(51,943)
Decrease in prepaid expenses and other	3,253	23,512
Decrease in accounts payable	(2,631)	(61,909)
Increase (decrease) in accrued liabilities	(150,381)	65,975
Net cash provided by operating activities	20,657	400,276
Investing activities
Oil and gas assets	(215,425)	(240,642)
Other property	(1,838)	(8,291)
Proceeds on sale of assets	1,713	—
Notes receivable from partners	(53,574)	(19,565)
Net cash used in investing activities	(269,124)	(268,498)
Financing activities
Borrowings under long-term debt	300,000	175,000
Payments on long-term debt	—	(325,000)
Advances under production prepayment agreement	50,000	—
Net proceeds from issuance of senior notes	—	641,875
Redemption of senior secured notes	—	(535,338)
Purchase of treasury stock / tax withholdings	(4,947)	(1,983)
Dividends	(19,174)	(54,447)
Deferred financing costs	(4,570)	(2,443)
Net cash provided by (used in) financing activities	321,309	(102,336)
Net increase in cash, cash equivalents and restricted cash	72,842	29,442
Cash, cash equivalents and restricted cash at beginning of period	229,346	185,616
Cash, cash equivalents and restricted cash at end of period	$302,188	$215,058

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$101,908	$78,691
Income taxes, net of refund received	$68,330	$27,768
Non-cash activity:
Production Prepayment Agreement converted to GoM Term Loan	$50,000	$—

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

Kosmos is a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable proven basin exploration program in Equatorial Guinea, Ghana and U.S. Gulf of Mexico. Kosmos is listed on the New York Stock Exchange and London Stock Exchange and is traded under the ticker symbol KOS.

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, included in our annual report on Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$300,819	$224,502
Restricted cash - current	827	4,302
Restricted cash - long-term	542	542
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$302,188	$229,346

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2020, we exceeded this ratio and expect to restrict approximately $28.5 million to meet our requirements during the fourth quarter of 2020.

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

Inventories

Inventories consisted of $131.7 million and $112.3 million of materials and supplies and $10.5 million and $2.1 million of hydrocarbons as of September 30, 2020 and December 31, 2019, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$43,003	$54,894	$95,520	$207,173
Revenues from contract with customer - Ghana	124,436	173,613	238,686	502,413
Revenues from contract with customers - U.S. Gulf of Mexico	55,620	123,861	198,294	338,292
Provisional oil sales contracts	1,727	4,668	(2,620)	1,881
Oil and gas revenue	$224,786	$357,036	$529,880	$1,049,759

Restructuring Charges

The Company accounts for restructuring charges and related termination benefits in accordance with ASC 712 — Compensation-Nonretirement Postemployment Benefits. Under this standard, the costs associated with termination benefits are recorded during the period in which the liability is incurred. During the three and nine months ended September 30, 2020, we recognized $(0.1) million and $13.3 million, respectively, in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization in Other expenses, net in the consolidated statement of operations.

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are available, we believe that the loss of our marketing agent and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of operations. The continued economic disruption resulting from the COVID-19 pandemic could materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time. For our U.S. Gulf of Mexico operations, crude oil and natural gas are transported to customers using third-party pipelines. For the three months ended September 30, 2020 and 2019, revenue from Phillips 66 Company made up approximately 18% and 21%, respectively, and revenue from Shell Trading (US) Company made up approximately 7% and 11%, respectively, of our total consolidated revenue and was included in our U.S. Gulf of Mexico segment. For the nine months ended September 30, 2020 and 2019, revenue from Phillips 66 Company made up approximately 29% and 22%, respectively, and revenue from Shell Trading (US) Company made up approximately 12% and 9%, respectively, of our total consolidated revenue and was included in our U.S. Gulf of Mexico segment.

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

3. Acquisitions and Divestitures

2020 Transactions

During the third quarter of 2020, Kosmos entered into an agreement with Shell to farm down interests in a portfolio of frontier exploration assets for cash consideration of $96.0 million and future contingent consideration of up to $100.0 million. Under the terms of the agreement, Shell will acquire Kosmos' participating interest in blocks offshore Sao Tome and Principe, Suriname, Namibia, and South Africa. The cash consideration will be allocated and paid by Shell on a country-by-country basis. The agreement is subject to customary conditions precedent, including regulatory and host government approvals and is expected to close during the fourth quarter of 2020. The future contingent consideration is based on the outcome of the first four wells drilled in the purchased assets, excluding South Africa, and is payable upon submission of an appraisal plan to the relevant governmental authority under the relevant host government contract. Shell will pay $50.0 million for each appraisal plan submitted, capped in the aggregate at a maximum of $100.0 million. The book value of the portfolio of exploration assets as of September 30, 2020 was approximately $4.5 million.

In October 2020, Kosmos withdrew from Block C6 offshore Mauritania.

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

In Ghana, the contractor group funded GNPC’s 5% share of the TEN development costs. The block partners are being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of September 30, 2020 and December 31, 2019, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $9.1 million and $14.0 million, respectively, and the long-term portions were $17.6 million and $16.0 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal which obligate us separately to finance the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in 2023. Kosmos’ share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of September 30, 2020 and December 31, 2019, the balance due from the national oil companies was $83.5 million and $27.4 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Oil and gas properties:
Proved properties	$5,220,739	$4,904,648
Unproved properties	535,466	814,065
Total oil and gas properties	5,756,205	5,718,713
Accumulated depletion	(2,401,721)	(2,093,962)
Oil and gas properties, net	3,354,484	3,624,751

Other property	59,987	61,598
Accumulated depreciation	(48,167)	(44,017)
Other property, net	11,820	17,581

Property and equipment, net	$3,366,304	$3,642,332

We recorded depletion expense of $104.9 million and $139.1 million for the three months ended, September 30, 2020 and 2019, respectively, and $307.8 million and $394.1 million for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, no oil and gas asset impairments were recorded. During the nine months ended September 30, 2020 and 2019, we recorded asset impairments totaling $150.8 million and zero, respectively, in our consolidated statement of operations in connection with fair value assessments for oil and gas proved properties in the U.S. Gulf of Mexico.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2020. The table excludes $12.1 million in costs that were capitalized and expensed during the same period. During the first quarter of 2020, the exploratory well costs associated with the Greater Tortue Ahmeyim Unit were reclassified to proved property as the execution of the Tortue Phase 1 SPA in February 2020 resulted in recognition of proved undeveloped reserves at that time.

September 30, 2020
(In thousands)
Beginning balance	$445,790
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,098
Reclassification due to determination of proved reserves	(263,849)
Capitalized exploratory well costs charged to expense	—
Ending balance	$184,039

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2020	December 31, 2019
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$28,750	$29,121
Exploratory well costs capitalized for a period of one to two years	—	78,245
Exploratory well costs capitalized for a period of three years or greater	155,289	338,424
Ending balance	$184,039	$445,790
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	3

As of September 30, 2020, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania and the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal.

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

The components of lease cost for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost	$1,511	$1,279	$4,668	$4,288
Short-term lease cost(1)	269	960	13,071	1,547
Total lease cost	$1,780	$2,239	$17,739	$5,835
__________________________________
(1)Includes $12.2 million and zero during the nine months ended September 30, 2020 and 2019, respectively, of costs associated with short-term drilling contracts.

Other information related to operating leases at September 30, 2020 and 2019, is as follows:

	September 30, 2020	December 31, 2019
	(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$18,288	$20,008
Accrued liabilities (current maturities of leases)	2,081	1,139
Other long-term liabilities (non-current maturities of leases)	20,651	22,240

Weighted average remaining lease term	8.2 years	8.8 years

Weighted average discount rate	9.9%	9.8%

The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating cash flows for operating leases	$3,816	$3,077
Investing cash flows for operating leases(1)	12,225	—
__________________________________
(1)Represents costs associated with short-term drilling contracts.

Future minimum rental commitments under our leases at September 30, 2020, are as follows:

Operating Leases(1)
(In thousands)
2020(2)	$1,039
2021	4,199
2022	4,262
2023	4,326
2024	3,489
Thereafter	16,106
Total undiscounted lease payments	33,421
Less: Imputed interest	(10,689)
Total lease liabilities	$22,732
__________________________________
(1)Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.
(2)Represents payments for the period from October 1, 2020 through December 31, 2020.

8. Debt

	September 30, 2020	December 31, 2019
	(In thousands)
Outstanding debt principal balances:
Facility	$1,450,000	$1,400,000
Corporate Revolver	100,000	—
Senior Notes	650,000	650,000
GoM Term Loan	200,000	—
Total	2,400,000	2,050,000
Unamortized deferred financing costs and discounts(1)	(38,662)	(41,937)
Total debt, net	2,361,338	2,008,063
Less: Current maturities of long-term debt(2)	(169,905)	—
Long-term debt, net	$2,191,433	$2,008,063
__________________________________
(1)Includes $26.4 million and $32.8 million of unamortized deferred financing costs related to the Facility as of September 30, 2020 and December 31, 2019, respectively; $8.2 million and $9.1 million of unamortized deferred financing costs and discounts related to the Senior Notes as of September 30, 2020 and December 31, 2019, respectively; and $4.1 million and zero of unamortized deferred financing costs related to the GoM Term Loan as of September 30, 2020 and December 31, 2019, respectively.
(2)As a result of the Facility redetermination in October 2020, the borrowing base was lowered to $1.32 billion and the Company expects to make repayments totaling $130 million during the fourth quarter of 2020.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of September 30, 2020, borrowings under the Facility totaled $1.45 billion and the undrawn availability under the facility was $0.05 billion. In April 2020, following the lenders' annual redetermination, the available borrowing base and Facility size were both reduced from $1.6 billion to approximately $1.5 billion. In addition, as part of the April 2020 redetermination process, the Company agreed to conduct an additional redetermination in September 2020. In October 2020, as a result of the September redetermination, the available borrowing base was reduced to approximately $1.32 billion and the Company expects to make repayments totaling $130 million during the fourth quarter of 2020. Additionally, the Company agreed to conduct semi-annual redeterminations every March and September, beginning with March 2021. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2020, we exceeded this ratio and expect to restrict approximately $28.5 million to meet our requirements during the fourth quarter of 2020.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of September 30, 2020, we had no letters of credit issued under the Facility.

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

 Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver from a number of financial institutions, maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.

As of September 30, 2020, there were $100.0 million in outstanding borrowings under the Corporate Revolver and the undrawn availability was $300.0 million. As of September 30, 2020, we have $4.4 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over its remaining term.

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

Letters of Credit

In 2019, we issued two letters of credit totaling $20.4 million under a new letter of credit arrangement, which does not currently require cash collateral. In October 2020, as a result of the Shell farm down transaction discussed in Note 3 — Acquisitions and Divestitures, the letter of credit requirement associated with Block 11 offshore Sao Tome and Principe totaling $3.4 million will no longer be required.

7.125% Senior Notes due 2026

In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees and other expenses. We used the net proceeds to redeem all of the Senior Secured Notes, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the Senior Notes.

The Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the Senior Notes as of September 30, 2020. The Senior Notes contain customary cross default provisions.

GoM Term Loan

In September 2020, the Company entered into a five-year $200 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100 million subject to certain conditions. The net proceeds will be used to pay down a portion of the Facility and to fund U.S. Gulf of Mexico working capital and general operating expenses. The $50 million advanced under the Production Prepayment Agreement with Trafigura in the second quarter of 2020 has been extinguished and converted as part of the GoM Term Loan with the remaining $150 million provided by Beal Bank. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021.

The GoM Term Loan contains customary affirmative and negative covenants, including covenants that affect our ability to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things.

The GoM Term Loan includes certain representations and warranties, indemnities and events of default that, subject to certain materiality thresholds and grace periods, arise as a result of a payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and certain bankruptcy or insolvency proceedings. If there is an event of default, all or any portion of the outstanding indebtedness may be immediately due and payable and other rights may be exercised including against the collateral.

At September 30, 2020, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2020(2)	2021	2022	2023	2024	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,400,000	$130,244	$73,333	$312,494	$458,571	$458,572	$966,786
__________________________________
(1)Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of Senior Notes and borrowings under the Facility, Corporate Revolver and GoM Term Loan. The scheduled maturities of debt related to the Facility as of September 30, 2020 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period October 1, 2020 through December 31, 2020. As a result of the Facility redetermination in October 2020, the borrowing base was lowered to $1.32 billion and the Company expects to make repayments totaling $130 million during the fourth quarter of 2020.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest expense	$29,760	$34,944	$90,031	$111,566
Amortization—deferred financing costs	2,255	2,285	6,730	6,974
Loss on extinguishment of debt	678	—	2,893	24,794
Capitalized interest	(5,806)	(7,077)	(18,062)	(21,330)
Deferred interest	531	290	2,028	1,559
Interest income	(1,269)	(972)	(3,371)	(2,215)
Other, net	919	1,251	2,928	4,217
Interest and other financing costs, net	$27,068	$30,721	$83,177	$125,565

9. Production Prepayment Agreement, net

In June 2020, the Company received $50 million from Trafigura under a Production Prepayment Agreement of crude oil sales related to a portion of our U.S. Gulf of Mexico production primarily in 2022 and 2023. As discussed in Note 8 — Debt, the Company has terminated the Production Prepayment Agreement and the initial prepayment of $50 million advanced under the Production Prepayment Agreement by Trafigura in the second quarter of 2020 has been extinguished and converted into the GoM Term Loan as of September 30, 2020.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2020. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold			Purchased
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	Call
2020:
Oct — Dec	Swaps	Dated Brent	2,637	$—	$42.67	$—	$—	$—	$—
Oct — Dec	Swaps	Argus LLS	1,500	—	29.98	—	—	—	—
Oct — Dec	Call spreads	NYMEX WTI	(1)	1.20	—	—	—	45.00	35.00
Oct — Dec	Swaps with sold puts	Dated Brent	167	—	35.00	25.00	—	—	—
Oct — Dec	Three-way collars	Dated Brent	500	—	—	25.00	32.50	40.00	—
Oct — Dec	Sold calls(2)	Dated Brent	2,375	(0.19)	—	—	—	80.83	—
2021:
Jan — Dec	Swaps with sold puts	Dated Brent	6,000	$—	$53.96	$42.92	$—	$—	$—
Jan — Dec	Three-way collars	Dated Brent	2,000	0.50	—	30.00	40.00	55.20	—
Jan — Dec	Sold calls(2)	Dated Brent	7,000	—	—	—	—	70.09	—
2022:
Jan — Dec	Sold calls(2)	Dated Brent	1,581	$—	$—	$—	$—	$60.00	$—
__________________________________
(1)Added call spreads on 0.5 million barrels to open upside for U.S. Gulf of Mexico production.
(2)Represents call option contracts sold to counterparties to enhance other derivative positions.

In April 2020, we restructured the majority of our May 2020 through December 2020 derivative contracts, whereby we converted the existing hedges into 7.0 MMBbls of Dated Brent swap contracts with an average fixed price of $42.67 per barrel. In November 2020, we entered into Dated Brent three-way collar contracts for 1.0 MMBbl from January 2021 through December 2021 with a sold put price of $32.50 per barrel, a floor price of $40.00 per barrel and a ceiling price of $50.00 per barrel.

The following tables disclose the Company’s derivative instruments as of September 30, 2020 and December 31, 2019, and gain/(loss) from derivatives during the three and nine months ended September 30, 2020 and 2019, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2020	December 31, 2019
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$30,499	$12,856
Provisional oil sales	Receivables: Oil Sales	—	(3,287)
Commodity	Derivatives assets—long-term	7,104	2,302
Derivative liabilities:
Commodity	Derivatives liabilities—current	(24,589)	(8,914)
Commodity	Derivatives liabilities—long-term	(6,283)	(11,478)
Total derivatives not designated as hedging instruments		$6,731	$(8,521)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2020	2019	2020	2019
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$1,727	$4,667	$(2,620)	$1,881
Commodity	Derivatives, net	(1,187)	27,016	34,776	(35,884)
Total derivatives not designated as hedging instruments		$540	$31,683	$32,156	$(34,003)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2020 and December 31, 2019, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

11. Fair Value Measurements

In accordance with ASC 820 — Fair Value Measurement, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. We prioritize the inputs used in measuring fair value into the following fair value hierarchy:

•Level 1 — quoted prices for identical assets or liabilities in active markets.
•Level 2 — quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data by correlation or other means.

•Level 3 — unobservable inputs for the asset or liability. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2020
Assets:
Commodity derivatives	$—	$37,603	$—	$37,603
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(30,872)	—	(30,872)
Total	$—	$6,731	$—	$6,731
December 31, 2019
Assets:
Commodity derivatives	$—	$15,158	$—	$15,158
Provisional oil sales	—	(3,287)	—	(3,287)
Liabilities:
Commodity derivatives	—	(20,392)	—	(20,392)
Total	$—	$(8,521)	$—	$(8,521)

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

Debt

The following table presents the carrying values and fair values at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$643,274	$569,088	$642,550	$664,957
GoM Term Loan	200,000	200,000	—	—
Corporate Revolver	100,000	100,000	—	—
Facility	1,450,000	1,450,000	1,400,000	1,400,000
Total	$2,393,274	$2,319,088	$2,042,550	$2,064,957

The carrying value of our Senior Notes represents the principal amounts outstanding less unamortized discounts. The fair value of our Senior Notes is based on quoted market prices, which results in a Level 1 fair value measurement. The carrying values of the GoM Term Loan, Corporate Revolver and Facility approximate fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

The Company calculates the estimated fair values of its long-lived assets using the income approach described in the ASC 820 — Fair Value Measurements. Significant inputs associated with the calculation of estimated discounted future net cash flows include anticipated future production, pricing estimates, capital and operating costs, market-based weighted average cost of capital, and risk adjustment factors applied to reserves. These are classified as Level 3 fair value assumptions. The Company utilizes an average of third-party industry forecasts of Dated Brent, adjusted for location and quality differentials, to determine our pricing assumptions. In order to evaluate the sensitivity of the assumptions, we analyze sensitivities to prices, production, and risk adjustment factors.

As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we reviewed our long-lived assets for impairment at March 31, 2020, which resulted in impairment charges against earnings of $150.8 million, reducing the carrying value of the properties to their estimated fair values of $243.7 million. As part of our impairment analysis, the average per barrel Dated Brent price of third-party industry forecasts used for purposes of determining discounted future cash flows ranged from the mid-$30s in 2020 increasing to the mid-$50s over several years. The expected future cash flows were discounted using a rate of approximately 10 percent, which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation. These impairment charges are included in Impairments of long-lived assets on the consolidated statement of operations. The Company did not recognize additional impairment of proved oil and gas properties during the second and third quarters of 2020 as no impairment indicators were identified. If we experience further declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

12. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.7 million and $9.5 million during the three months ended September 30, 2020 and 2019, respectively, and $26.4 million and $27.4 million during the nine months ended September 30, 2020 and 2019, respectively. The total tax benefit for the three months ended September 30, 2020 and 2019 was $1.8 million and $3.1 million, respectively, and $5.6 million and $5.9 million during the nine months ended September 30, 2020 and 2019, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $0.1 million and nil for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively. The fair value of awards vested during the three months ended September 30, 2020 and 2019 was $0.2 million and $0.7 million, respectively, and $26.0 million and $14.7 million during the nine months ended September 30, 2020 and 2019, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of September 30, 2020:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2019	4,731	$5.71	7,798	$8.42
Granted(1)	3,478	5.49	3,393	8.37
Forfeited(1)	(907)	6.17	(478)	8.02
Vested	(2,145)	5.90	(2,603)	9.47
Outstanding at September 30, 2020	5,157	5.38	8,110	8.11
__________________________________
(1)The restricted stock units with a combination of market and service vesting criteria may vest between 0% and 200% of the originally granted units depending upon market performance conditions. Awards vesting over or under target shares of 100% results in additional shares granted or forfeited, respectively, in the period the market vesting criteria is determined.

As of September 30, 2020, total equity-based compensation to be recognized on unvested restricted stock units is $32.9 million over a weighted average period of 1.86 years. In March 2018, the board of directors approved an amendment to the LTIP to add 11.0 million shares to the plan, which was approved by our stockholders at the Annual General Meeting in June 2018. The LTIP provides for the issuance of 50.5 million shares pursuant to awards under the plan. At September 30, 2020, the Company had approximately 6.0 million shares that remain available for issuance under the LTIP.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three and nine months ended September 30, 2020, we increased our valuation allowance associated with our U.S. deferred tax assets by $8.5 million and $94.6 million, respectively, resulting in $30.9 million of net U.S. deferred tax expense. The valuation allowance was necessary due to the recent decline in oil prices and the impact on our expected ability to utilize U.S. tax losses in the future.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
United States	$(41,359)	$3,464	$(311,200)	$(70,776)
Foreign—other	4,867	36,071	(89,332)	98,170
Income (loss) before income taxes	$(36,492)	$39,535	$(400,532)	$27,394

For the three months ended, September 30, 2020 and 2019, our effective tax rate was 2% and 59%, respectively. For the nine months ended, September 30, 2020 and 2019, our effective tax rate was 5% and 173%, respectively.

For the three and nine months ended September 30, 2020, our overall effective tax rate was impacted by deferred tax expense related to valuation allowances on certain U.S. deferred tax assets and by a current tax benefit related to certain U.S. tax losses incurred in 2018 and carried back to years with a higher income tax rate. Additionally, for the three and nine months ended September 30, 2020 and 2019, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations. Also, for the three and nine months ended September 30, 2019 our overall effective tax rate was impacted by non-deductible and non-taxable items associated with our U.S., Ghanaian, and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

The Company files income tax returns in all jurisdictions where such requirements exist, however, our primary tax jurisdictions are the United States, Ghana and Equatorial Guinea. The Company is open to tax examinations in the United States for federal income tax return years 2017 through 2019, in Ghana to federal income tax return years 2014 through 2019, and in Equatorial Guinea for tax year 2019.

As of September 30, 2020, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

14. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$(37,384)	$16,065	$(419,542)	$(20,004)
Denominator:
Weighted average number of shares outstanding:
Basic	405,409	401,466	405,131	401,319
Restricted stock awards and units(1)	—	9,526	—	—
Diluted	405,409	410,992	405,131	401,319
Net income (loss) per share:
Basic	$(0.09)	$0.04	$(1.04)	$(0.05)
Diluted	$(0.09)	$0.04	$(1.04)	$(0.05)
__________________________________
(1)We excluded outstanding restricted stock awards and units of 11.6 million and 0.7 million for the three months ended September 30, 2020 and 2019, respectively, and 11.4 million and 15.4 million for the nine months ended September 30, 2020 and 2019, respectively, from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill one exploration well in Namibia and two exploration wells in Mauritania. In Sao Tome and Principe, we also have 3D seismic acquisition requirements of approximately 8,800 square kilometers, and in Mauritania we have 100 line km requirement for controlled source electromagnetic data acquisition. In South Africa we have 2D seismic acquisition requirements of approximately 500 line kilometers.

Upon closing of the Shell farm down transaction discussed in Note 3 — Acquisitions and Divestitures expected in the fourth quarter of 2020, the well and seismic commitments associated with the divested Sao Tome and Principe, Namibia and South Africa blocks will transfer to Shell.

Performance Obligations

As of September 30, 2020 and December 31, 2019, the Company had performance bonds totaling $195.4 million for our supplemental bonding requirements stipulated by the BOEM and $7.2 million to other operators related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields. As of September 30, 2020 and December 31, 2019, we had zero cash collateral against these secured performance bonds.

Dividends

On March 26, 2020, the quarterly cash dividend of $0.0452 per common share was paid to stockholders of record as of March 5, 2020. In March 2020, in response to economic conditions, including oil price volatility and the impact of COVID-19 pandemic, the Board of Directors decided to suspend the dividend.

16. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Accrued liabilities:
Exploration, development and production	$87,849	$152,490
Revenue payable	24,435	32,482
Current asset retirement obligations	2,673	4,527
General and administrative expenses	4,696	44,575
Interest	3,361	33,584
Income taxes	51,016	103,566
Taxes other than income	2,035	3,375
Derivatives	6,571	4,837
Other	3,994	1,268
	$186,630	$380,704

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the nine months ended September 30, 2020:

September 30, 2020
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$235,053
Liabilities incurred during period	2,781
Liabilities settled during period	(4,113)
Revisions in estimated retirement obligations	2,139
Accretion expense	14,377
Ending asset retirement obligations	$250,237

Facilities Insurance Modifications, Net

Facilities insurance modifications, net consists of costs associated with the long-term solution to convert the Jubilee FPSO to a permanently spread moored facility, net of related insurance reimbursements. During the three months ended September 30, 2020 and 2019, we incurred approximately $2.5 million and $12.6 million, respectively in expenditures with no offsetting insurance recoveries. During the nine months ended, September 30, 2020 and 2019, we incurred approximately $10.6 million and $34.8 million, respectively, in expenditures offset by approximately zero and $40.0 million, respectively, in insurance recoveries.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Loss on disposal of inventory	$1,200	$1,232	$3,028	$1,419
(Gain) loss on ARO liability settlements	(170)	(746)	1,952	1,167
Restructuring charges	(72)	—	13,268	—
Other, net	1,847	10,986	9,714	9,212
Other expenses, net	$2,805	$11,472	$27,962	$11,798

The restructuring charges are for employee severance and related benefit costs incurred as part of a corporate reorganization.

17. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration and development of oil and gas. At September 30, 2020, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2020
Revenues and other income:
Oil and gas revenue	$125,636	$43,530	$—	$55,620	$—	$—	$224,786
Other income, net	1	—	—	37	33,003	(33,040)	1
Total revenues and other income	125,637	43,530	—	55,657	33,003	(33,040)	224,787
Costs and expenses:
Oil and gas production	48,709	14,072	—	21,496	—	—	84,277
Facilities insurance modifications, net	2,465	—	—	—	—	—	2,465
Exploration expenses	48	1,561	806	5,485	6,077	—	13,977
General and administrative	3,101	1,017	1,168	3,580	39,472	(30,069)	18,269
Depletion, depreciation and amortization	63,487	15,421	15	31,499	809	—	111,231
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	13,117	(344)	(6,607)	4,372	18,314	(1,784)	27,068
Derivatives, net	—	—	—	—	1,187	—	1,187
Other expenses, net	(1,818)	384	658	3,250	1,518	(1,187)	2,805
Total costs and expenses	129,109	32,111	(3,960)	69,682	67,377	(33,040)	261,279
Income (loss) before income taxes	(3,472)	11,419	3,960	(14,025)	(34,374)	—	(36,492)
Income tax expense	(849)	7,048	—	—	(5,307)	—	892
Net income (loss)	$(2,623)	$4,371	$3,960	$(14,025)	$(29,067)	$—	$(37,384)

Consolidated capital expenditures	$6,116	$9,853	$46,574	$30,677	$6,287	$—	$99,507

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2020
Revenues and other income:
Oil and gas revenue	$236,536	$95,050	$—	$198,294	$—	$—	$529,880
Other income, net	2	—	—	488	42,258	(42,746)	2
Total revenues and other income	236,538	95,050	—	198,782	42,258	(42,746)	529,882
Costs and expenses:
Oil and gas production	113,319	50,961	—	70,347	—	—	234,627
Facilities insurance modifications, net	10,555	—	—	—	—	—	10,555
Exploration expenses	146	6,397	5,265	26,046	36,439	—	74,293
General and administrative	10,123	3,977	5,453	10,433	99,551	(72,171)	57,366
Depletion, depreciation and amortization	148,135	43,724	46	132,213	2,272	—	326,390
Impairment of long-lived assets	—	—	—	150,820	—	—	150,820
Interest and other financing costs, net(1)	41,270	(1,044)	(19,455)	12,052	55,705	(5,351)	83,177
Derivatives, net	—	—	—	—	(34,776)	—	(34,776)
Other expenses, net	(64,142)	(8,993)	3,129	46,995	16,197	34,776	27,962
Total costs and expenses	259,406	95,022	(5,562)	448,906	175,388	(42,746)	930,414
Income (loss) before income taxes	(22,868)	28	5,562	(250,124)	(133,130)	—	(400,532)
Income tax expense	(6,679)	(1,622)	—	30,902	(3,591)	—	19,010
Net income (loss)	$(16,189)	$1,650	$5,562	$(281,026)	$(129,539)	$—	$(419,542)

Consolidated capital expenditures	$31,192	$25,959	$51,897	$109,228	$32,082	$—	250,358

As of September 30, 2020
Property and equipment, net	$1,373,126	$449,020	$502,355	$1,015,905	$25,898	$—	$3,366,304
Total assets	$1,511,667	$708,614	$717,323	$3,221,915	$12,782,894	$(14,848,912)	$4,093,501
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

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
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$215,425	$240,642
Other property	1,838	8,291
Adjustments:
Changes in capital accruals	(6,284)	11,083
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	49,955	75,661
Capitalized interest	(18,062)	(21,330)
Other	7,486	3,959
Total consolidated capital expenditures	$250,358	$318,306
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

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

Overview

We are a full-cycle deepwater independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also maintain a sustainable proven basin exploration program in Equatorial Guinea, Ghana and U.S. Gulf of Mexico.

The ongoing COVID-19 pandemic that emerged at the beginning of 2020 has resulted in travel restrictions, including border closures, travel bans, social distancing restrictions and office closures being ordered in the various countries in which we operate, impacting some of our business operations. These ongoing restrictions have had an impact on the supply chain, resulting in the delay of various operational projects. Globally, the impact of COVID-19 has decreased demand for oil, which also resulted in significant declines in oil prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on oil prices. Due to the COVID-19 pandemic, our operations have been impacted as follows:

•Delay to the installation of the Ghana Jubilee catenary anchor leg mooring (“CALM”) buoy. The Government of Ghana implemented certain travel restrictions pertaining to its borders. The contractor responsible for the installation and commissioning of the Jubilee CALM buoy decided to suspend operations and demobilize from Ghana. The contractor returned to Ghana during the third quarter of 2020 to continue installation and commissioning of the CALM buoy. As a result of the delay, the Jubilee joint venture is expected to continue to incur an estimated $6 million (gross) per month conducting ship to ship transfer operations until the CALM buoy is installed and commissioned. The Company expects the CALM buoy to be installed and commissioned during the fourth quarter of 2020.

•Deferral of the current Ghana drilling program associated with the termination of the Ghana drilling rig contract. The Company did not incur material costs associated with the termination of the drilling contract.

•Elected to defer completion operations on the Kodiak in-fill well drilled during 2020 in the U.S. Gulf of Mexico. Additionally, our U.S. Gulf of Mexico infrastructure led exploration (ILX) program was suspended. The Company did not incur material costs associated with the decision not to extend the drilling contract. In the fourth quarter of 2020, the Company expects to re-commence both the completion of the Kodiak in-fill well and our ILX program with the drilling of the Winterfell exploration well (formerly known as Monarch) in the U.S. Gulf of Mexico. See further discussion on both operations in U.S. Gulf of Mexico update below.

•Suspension of the 2020 Equatorial Guinea drilling program and ESP program. The Company did not incur material costs associated with the suspension of the programs and expects to restart in early 2021.

•Delay of the construction of the Greater Tortue Ahmeyim Phase 1 development project by approximately 12 months, with first gas now expected in the first half of 2023. Phase 1 of the project is currently approximately 45% complete and expected to be 50% complete at year-end 2020. This delay is expected to result in a significant reduction in budgeted spend in 2020 as activity and milestone payments are delayed. With the re-phasing of the project timeline, the partnership has approved a revised budget and, as a result, the carry of our capital obligations is expected to extend to around the end of the year, with a small payment expected in the fourth quarter of 2020 as a result of the progress achieved.

•Government of Sao Tome and Principe implemented certain travel regulations restricting international travelers from entering the country. These restrictions made it impossible for the Company to safely manage the seismic acquisition in Blocks 10 and 13. As the technical operator of the seismic acquisition, the Company declared force majeure on the seismic acquisition contract and terminated it. Thereafter, BP, as operator of Blocks 10 and 13, declared force majeure on the blocks.

•Delayed expected spud date of the Jaca exploration well in Sao Tome Block 6 from the fourth quarter of 2020.

•Suspension of the quarterly dividend by the Board of Directors.

•During the first quarter of 2020, reduced Company headcount resulting in restructuring charges for employee severance and related benefits totaling approximately $13.3 million during the nine months ended September 30, 2020.

•During the first quarter of 2020, recorded asset impairments totaling $150.8 million during the three months ended March 31, 2020 primarily as a result of lower oil prices arising from the COVID-19 pandemic. The Company did not recognize additional impairment of proved oil and gas properties during the second and third quarters of 2020 as no impairment indicators were identified.

Recent Developments

Corporate

During the third quarter of 2020, Kosmos entered into an agreement with Shell to farm down interests in a portfolio of frontier exploration assets for cash consideration of $96.0 million and future contingent consideration of up to $100.0 million. Under the terms of the agreement, Shell will acquire Kosmos' participating interest in blocks offshore Sao Tome and Principe, Suriname, Namibia, and South Africa. The cash consideration will be allocated and paid by Shell on a country-by-country basis. The agreement is subject to customary conditions precedent, including regulatory and host government approvals and is expected to close during the fourth quarter of 2020. The future contingent consideration is based on the outcome of the first four wells drilled in the purchased assets, excluding South Africa, and is payable upon submission of an appraisal plan to the relevant governmental authority under the relevant host government contract. Shell will pay $50.0 million for each appraisal plan submitted, capped in the aggregate at a maximum of $100.0 million. The book value of the portfolio of exploration assets as of September 30, 2020 was approximately $4.5 million.

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The net proceeds will be used to pay down a portion of the Facility and to fund U.S. Gulf of Mexico working capital and general operating expenses.

Ghana

During the third quarter of 2020, Ghana production averaged approximately 137,300 Bopd (gross). Jubilee production averaged approximately 87,700 Bopd (gross) with consistent water injection and gas offtake and TEN production averaged approximately 49,600 Bopd (gross) as the NT-09 producer well came online.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 17,500 Boepd (net) for the third quarter of 2020. Production was negatively impacted by approximately 17 days of downtime as a result of hurricanes. Additionally, production in the third quarter was lower due to a hydrate in the gas export line from the Delta House platform and a turnaround of the facility.

In the first half of 2020, we successfully drilled a Kodiak development well located in Mississippi Canyon Block 727 (29.1% working interest). Due to the COVID-19 pandemic, the Company elected to defer the completion operations. In November 2020, the Company expects to commence the Kodiak development well completion operations. The well is a subsea tieback, which is expected to be brought online through existing infrastructure to the Devils Tower SPAR in the first half of 2021.

In September 2020, the Tornado 4 water injector well located in Green Canyon Block 280 (35.0% working interest) commenced operations. Shortly after completion of the Tornado 4 well, the decision was made to commence usage of the well for waterflood operations as opposed to short term production operations.

In October 2020 the Company entered into a lease exchange agreement with affiliates of Ridgewood Energy Corporation in which Kosmos farmed down working interests in five blocks in exchange for a working interest in five additional blocks, including an approximate 17 percent working interest in the Winterfell (formerly known as Monarch) exploration prospect which is expected to be spud in the fourth quarter of 2020, re-commencing our ILX program in the U.S. Gulf of Mexico. We expect results of the Winterfell exploration well in early 2021.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 33,000 Bopd (gross) in the third quarter of 2020.

In August 2020, we received approval for extensions to the current exploration phase for each of our four exploration blocks offshore Equatorial Guinea, Blocks S,W,21, & 24.

Mauritania and Senegal

In October 2020, Kosmos withdrew from Block C6 offshore Mauritania.

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

Sao Tome and Principe

In the third quarter of 2020, we received approval for one year extensions to the current exploration phase for Blocks 5 and 11 offshore Sao Tome and Principe along with the elimination of the exploration well commitment from the current phase of Block 5.

In October 2020. we received approval for a one year extension to the current exploration phase for Block 6 offshore Sao Tome and Principe.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and nine months ended September 30, 2020 and 2019 are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,160	5,698	14,361	16,239
Gas (MMcf)	1,167	1,189	4,451	4,653
NGL (MBbl)	122	142	457	393
Total (MBoe)	5,477	6,038	15,560	17,408
Total (Boepd)	59,527	65,632	56,788	63,764

Revenues:
Oil sales	$220,653	$351,537	$517,382	$1,031,687
Gas sales	2,314	3,969	8,146	11,776
NGL sales	1,819	1,530	4,352	6,296
Total revenues	$224,786	$357,036	$529,880	$1,049,759

Average oil sales price per Bbl	$42.76	$61.69	$36.03	$63.53
Average gas sales price per Mcf	1.98	3.34	1.83	2.53
Average NGL sales price per Bbl	14.91	10.77	9.52	16.02
Average total sales price per Boe	41.05	59.13	34.05	60.30

Costs:
Oil and gas production, excluding workovers	$87,998	$87,410	$233,141	$245,476
Oil and gas production, workovers	(3,721)	8,130	1,486	20,840
Total oil and gas production costs	$84,277	$95,540	$234,627	$266,316

Depletion, depreciation and amortization	$111,231	$146,653	$326,390	$416,186

Average cost per Boe:
Oil and gas production, excluding workovers	$16.07	$14.48	$14.98	$14.10
Oil and gas production, workovers	(0.68)	1.35	0.10	1.20
Total oil and gas production costs	15.39	15.83	15.08	15.30

Depletion, depreciation and amortization	20.31	24.29	20.98	23.91
Total	$35.70	$40.12	$36.06	$39.21

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2020:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	9	2.17
TEN	—	—	—	—	—	—	7	1.19
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
U.S. Gulf of Mexico
Kodiak 727 #3	—	—	—	—	—	—	1	0.29
Mauritania / Senegal
Mauritania C8	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	3	0.80	1	0.27
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	—	—	9	2.66	18	3.92

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$224,786	$357,036	$(132,250)
Other income, net	1	(66)	67
Total revenues and other income	224,787	356,970	(132,183)
Costs and expenses:
Oil and gas production	84,277	95,540	(11,263)
Facilities insurance modifications, net	2,465	12,569	(10,104)
Exploration expenses	13,977	22,773	(8,796)
General and administrative	18,269	24,723	(6,454)
Depletion, depreciation and amortization	111,231	146,653	(35,422)
Impairment of long-lived assets	—	—	—
Interest and other financing costs, net	27,068	30,721	(3,653)
Derivatives, net	1,187	(27,016)	28,203
Other expenses, net	2,805	11,472	(8,667)
Total costs and expenses	261,279	317,435	(56,156)
Income (loss) before income taxes	(36,492)	39,535	(76,027)
Income tax expense	892	23,470	(22,578)
Net income (loss)	$(37,384)	$16,065	$(53,449)

Oil and gas revenue.  Oil and gas revenue decreased by $132.3 million as a result of lower production in the U.S. Gulf of Mexico due to the impact of hurricanes and facilities downtime and lower oil prices stemming from the excess market supplies related to the COVID-19 pandemic. We sold 5,477 MBoe at an average realized price per barrel equivalent of $41.05 during the three months ended September 30, 2020 and 6,038 MBoe at an average realized price per barrel equivalent of $59.13 during the three months ended September 30, 2019.

Oil and gas production.  Oil and gas production costs decreased by $11.3 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily as a result of lower workover costs in the current period and other cost reductions.

Facilities insurance modifications, net. During the three months ended September 30, 2020, we incurred $2.5 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue versus $12.6 million during the three months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, there were no offsetting hull and machinery insurance proceeds.

Exploration expenses.  Exploration expenses decreased by $8.8 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease is primarily a result of lower geological, geophysical and seismic costs incurred in 2020 versus the prior period related to the U.S. Gulf of Mexico business unit.

General and administrative. General and administrative costs decreased by $6.5 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily as a result of lower headcount and other cost reductions.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $35.4 million during the three months ended September 30, 2020, as compared with the three months ended September 30, 2019 primarily as a result of increased reserves recorded in the fourth quarter of 2019, a lower cost basis in the U.S. Gulf of Mexico associated with an impairment recorded in the first quarter of 2020, and lower sales volumes during the current period in the U.S. Gulf of Mexico due to the impact of hurricanes and facilities downtime.

    Interest and other financing costs, net.  Interest and other financing costs, net decreased $3.7 million primarily a result of lower interest rates during the current period.

    Derivatives, net.  During the three months ended September 30, 2020 and 2019, we recorded a loss of $1.2 million and a gain of $27.0 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended September 30, 2020, our overall effective tax rate was primarily impacted by a valuation allowance against our U.S. tax losses for the current period, by the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

For the three months ended September 30, 2019, our overall effective tax rate was impacted by the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, non-deductible and non-taxable items associated with our U.S., Ghanaian and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$529,880	$1,049,759	$(519,879)
Other income, net	2	(65)	67
Total revenues and other income	529,882	1,049,694	(519,812)
Costs and expenses:
Oil and gas production	234,627	266,316	(31,689)
Facilities insurance modifications, net	10,555	(5,174)	15,729
Exploration expenses	74,293	83,022	(8,729)
General and administrative	57,366	88,703	(31,337)
Depletion, depreciation and amortization	326,390	416,186	(89,796)
Impairment of long-lived assets	150,820	—	150,820
Interest and other financing costs, net	83,177	125,565	(42,388)
Derivatives, net	(34,776)	35,884	(70,660)
Other expenses, net	27,962	11,798	16,164
Total costs and expenses	930,414	1,022,300	(91,886)
Income (loss) before income taxes	(400,532)	27,394	(427,926)
Income tax expense	19,010	47,398	(28,388)
Net income (loss)	$(419,542)	$(20,004)	$(399,538)

Oil and gas revenue.  Oil and gas revenue decreased by $519.9 million as a result of lower production across our assets and lower oil prices stemming from the excess market supplies related to the COVID-19 pandemic. We sold 15,560 MBoe at an average realized price per barrel equivalent of $34.05 during the nine months ended September 30, 2020 and 17,408 MBoe at an average realized price per barrel equivalent of $60.30 during the nine months ended September 30, 2019.

Oil and gas production.  Oil and gas production costs decreased by $31.7 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 as a result of lower workover costs in the current period and other cost reductions.

Facilities insurance modifications, net. During the nine months ended September 30, 2020, we incurred $10.6 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue versus $34.8 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, these costs were offset by zero and $40.0 million, respectively, of hull and machinery insurance proceeds.

General and administrative.  General and administrative costs decreased by $31.3 million during the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019 primarily as a result of lower headcount and other cost reductions.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $89.8 million during the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019 primarily as a result of increased reserves recorded in the fourth quarter of 2019, a lower cost basis in the U.S. Gulf of Mexico associated with an impairment recorded in the first quarter of 2020 and lower sales volumes during the current period.

 Impairment of long-lived assets. As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we recorded asset impairments totaling $150.8 million during the nine months ended September 30, 2020 for oil and gas proved properties in the U.S. Gulf of Mexico.

Interest and other financing costs, net.  Interest and other financing costs, net decreased $42.4 million primarily a result of the $24.8 million loss on extinguishment of debt primarily associated with the refinancing of our senior notes recorded during the second quarter of 2019 and lower interest rates during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Derivatives, net.  During the nine months ended September 30, 2020 and 2019, we recorded a gain of $34.8 million and a loss of $35.9 million, respectively, on our outstanding hedge positions. The losses recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net increased $16.2 million primarily related to $13.3 million in restructuring charges for employee severance and related benefit costs.

Income tax expense (benefit).  For the nine months ended September 30, 2020, our overall effective tax rate was impacted by increases to our valuation allowance associated with previously recognized U.S. deferred tax assets and by a valuation allowance against to our U.S. tax losses for the current period, by the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

For the nine months ended September 30, 2019, our overall effective tax rate was impacted by the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations by non-deductible and non-taxable items associated with our U.S., Ghanaian and Equatorial Guinean operations, and other losses and expenses, primarily related to exploration operations in tax-exempt jurisdictions or in taxable jurisdictions where we have valuation allowances against our deferred tax assets, and therefore, we do not realize any tax benefit on such losses or expenses.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$20,657	$400,276
Net proceeds from issuance of senior notes	—	641,875
Borrowings under long-term debt	300,000	175,000
Advances under production prepayment agreement	50,000	—
Proceeds on sale of assets	1,713	—
	372,370	1,217,151
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	215,425	240,642
Other property	1,838	8,291
Notes receivable from partners	53,574	19,565
Payments on long-term debt	—	325,000
Redemption of senior secured notes	—	535,338
Purchase of treasury stock	4,947	1,983
Dividends	19,174	54,447
Deferred financing costs	4,570	2,443
	299,528	1,187,709
Increase in cash, cash equivalents and restricted cash	$72,842	$29,442

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2020 was $20.7 million compared with net cash provided by operating activities for the nine months ended September 30, 2019 of $400.3 million. The decrease in cash provided by operating activities in the nine months ended September 30, 2020 when compared to the same period in 2019 is primarily a result of lower production across our assets and lower oil prices stemming from the excess market supplies related to the COVID-19 pandemic.

The following table presents our net debt and liquidity as of September 30, 2020:

September 30, 2020
(In thousands)
Cash and cash equivalents	$300,819
Restricted cash	1,369
Senior Notes at par	650,000
Borrowings under the Facility(1)	1,450,000
Borrowings under the Corporate Revolver	100,000
Borrowings under the GoM Term Loan	200,000
Net debt	$2,097,812

Availability under the Facility(1)	$50,000
Availability under the Corporate Revolver	$300,000
Available borrowings plus cash and cash equivalents	$650,819
__________________________________
(1)As a result of the Facility redetermination in October 2020 which lowered the borrowing base to approximately $1.32 billion and after repayments totaling $130 million during the fourth quarter of 2020, the availability under the Facility will be zero.

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

In response to current economic conditions including the volatility in oil price and the COVID-19 pandemic, we reduced our base business 2020 capital program (which excludes Mauritania and Senegal) in April 2020 to approximately $200 - $225 million. We identified capital reductions from discretionary expenditures related to exploration activities in the U.S. Gulf of Mexico, our basin-opening exploration portfolio and other non-critical work that does not impact safety and asset integrity. Post the transaction with Shell, with the proceeds offsetting capital expenditures and acceleration of certain U.S. Gulf of Mexico activity, we currently estimate that we will spend approximately $140 - $150 million of capital expenditures on our base business for the year ending December 31, 2020. Through September 30, 2020, we have spent approximately $198 million related to the base business.

In Mauritania and Senegal, we have incurred approximately $52 million of non-cash capital expenditures through September 30, 2020.

Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of September 30, 2020, borrowings under the Facility totaled $1.45 billion and the undrawn availability under the facility was

$0.05 billion. In April 2020, following the lenders' annual redetermination, the available borrowing base and Facility size were both reduced from $1.6 billion to approximately $1.5 billion. In addition, as part of the April 2020 redetermination process, the Company agreed to conduct an additional redetermination in September 2020. In October 2020, as a result of the September redetermination, the available borrowing base was reduced to approximately $1.32 billion and the Company expects to make repayments totaling $130 million during the fourth quarter of 2020. Additionally, the Company agreed to conduct semi-annual redeterminations every March and September, beginning with March 2021. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2020, we exceeded this ratio and expect to restrict approximately $28.5 million to meet our requirements during the fourth quarter of 2020.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2022, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2025. As of September 30, 2020, we had no letters of credit issued under the Facility.

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

Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver from a number of financial institutions, maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.

 As of September 30, 2020, there were $100.0 million in outstanding borrowings under the Corporate Revolver and the undrawn availability was $300.0 million. As of September 30, 2020, we have $4.4 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over its remaining term.

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

Letters of Credit

In 2019, we issued two letters of credit totaling $20.4 million under a new letter of credit arrangement, which does not currently require cash collateral. In October 2020, as a result of the Shell farm down transaction discussed in Note 3 — Acquisitions and Divestitures, the letter of credit requirement associated with Block 11 offshore Sao Tome and Principe totaling $3.4 million will no longer be required. With the approval of the one year extension to the current exploration phase for Block 5 offshore Sao Tome and Principe received during the third quarter of 2020, which also eliminated the exploration well commitment from the current phase of Block 5, we also expect the letter of credit associated with Block 5 totaling $17 million to be fully released during the fourth quarter of 2020.

7.125% Senior Notes due 2026

In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees and other expenses. We used the net proceeds to redeem all of the Senior

Secured Notes, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the Senior Notes.

The Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the Senior Notes as of September 30, 2020. The Senior Notes contain customary cross default provisions.

GoM Term Loan

In September 2020, the Company entered into a five-year $200 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100 million subject to certain conditions. The net proceeds will be used to pay down a portion of the Facility and to fund U.S. Gulf of Mexico working capital and general operating expenses. The $50 million advanced under the Production Prepayment Agreement with Trafigura in the second quarter of 2020 has been extinguished and converted as part of the GoM Term Loan with the remaining $150 million provided by Beal Bank. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021.

The GoM Term Loan contains customary affirmative and negative covenants, including covenants that affect our ability to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things.

The GoM Term Loan includes certain representations and warranties, indemnities and events of default that, subject to certain materiality thresholds and grace periods, arise as a result of a payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and certain bankruptcy or insolvency proceedings. If there is an event of default, all or any portion of the outstanding indebtedness may be immediately due and payable and other rights may be exercised including against the collateral.

Production Prepayment Agreement, net

In June 2020, the Company received $50 million from Trafigura under a Production Prepayment Agreement of crude oil sales related to a portion of our U.S. Gulf of Mexico production primarily in 2022 and 2023. As discussed in Note 8 — Debt, the Company has terminated the Production Prepayment Agreement and the initial prepayment of $50 million advanced under the Production Prepayment Agreement by Trafigura in the second quarter of 2020 has been extinguished and converted into the GoM Term Loan as of September 30, 2020.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2020:

	Payments Due By Year(4)
	Total	2020(5)	2021	2022	2023	2024	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,400,000	$130,244	$73,333	$312,494	$458,571	$458,572	$966,786
Interest payments on long-term debt(2)	504,451	41,279	114,595	107,613	90,273	73,941	76,750
Operating leases(3)	33,421	1,039	4,199	4,262	4,326	3,489	16,106
__________________________________
(1)Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of Senior Notes and borrowings under the Facility, Corporate Revolver and the GoM Term Loan. The scheduled maturities of debt related to the Facility are based on, as of September 30, 2020, our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves or benchmark rate at the reporting date and commitment fees related to the Facility and Corporate Revolver and the interest on the Senior Notes.
(3)Primarily relates to corporate office and foreign office leases.
(4)Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company's liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 16 — Additional Financial Information for additional information regarding these liabilities.
(5)Represents the period from October 1, 2020 through December 31, 2020. As a result of the Facility redetermination in October 2020, the borrowing base was lowered to $1.32 billion and the Company expects to make repayments totaling $130 million during the fourth quarter of 2020.

We currently have a commitment to drill one exploration well in Namibia and two exploration wells in Mauritania. In Sao Tome and Principe, we also have 3D seismic acquisition requirements of approximately 8,800 square kilometers, and in Mauritania we have 100 line km requirement for controlled source electromagnetic data acquisition. In South Africa we have 2D seismic acquisition requirements of approximately 500 line kilometers.

Upon closing of the Shell farm down transaction discussed in Note 3 — Acquisitions and Divestitures expected in the fourth quarter of 2020, the well and seismic commitments associated with the divested Sao Tome and Principe, Namibia and South Africa blocks will transfer to Shell.

The following table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

							Asset
							(Liability)
							Fair Value at
	Years Ending December 31,						September 30,
	2020(3)	2021	2022	2023	2024	Thereafter	2020
	(In thousands, except percentages)
Fixed rate debt:
Senior Secured Notes	$—	$—	$—	$—	$—	$650,000	$(569,088)
Fixed interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Variable rate debt:
Facility(1)	$130,244	$65,833	$182,494	$428,571	$428,572	$214,286	$(1,450,000)
Corporate Revolver	—	—	100,000	—	—	—	(100,000)
GoM Term Loan	—	7,500	30,000	30,000	30,000	102,500	(200,000)
Weighted average interest rate(2)	3.94%	3.71%	4.10%	4.30%	4.94%	5.41%
__________________________________
(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt are based on the level of borrowings and the available borrowing base as of September 30, 2020. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Based on outstanding borrowings as noted in (1) above and the LIBOR yield curves or benchmark rate plus applicable margin at the reporting date. Excludes commitment fees related to the Facility and Corporate Revolver.
(3)Represents the period October 1, 2020 through December 31, 2020. As a result of the Facility redetermination in October 2020, the borrowing base was lowered to $1.32 billion and the Company expects to make repayments totaling $130 million during the fourth quarter of 2020.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2020, our off-balance sheet arrangements and transactions include short-term operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

Cautionary Note Regarding Forward-looking Statements

This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our quarterly report on Form 10-Q and our annual report on Form 10-K, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report on Form 10-Q, the annual report on Form 10-K and the documents that we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. Our estimates and forward-looking statements may be influenced by the following factors, among others:

•the impact of the COVID-19 pandemic on the Company and the overall business environment;
•our ability to find, acquire or gain access to other discoveries and prospects and to successfully develop and produce from our current discoveries and prospects;
•uncertainties inherent in making estimates of our oil and natural gas data;
•the successful implementation of our and our block partners’ prospect discovery and development and drilling plans;
•projected and targeted capital expenditures and other costs, commitments and revenues;
•termination of or intervention in concessions, rights or authorizations granted to us by the governments of the countries in which we operate (or their respective national oil companies) or any other federal, state or local governments or authorities;
•our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
•the ability to obtain financing and to comply with the terms under which such financing may be available;
•the volatility of oil, natural gas and NGL prices;
•the availability, cost, function and reliability of developing appropriate infrastructure around and transportation to our discoveries and prospects;
•the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
•other competitive pressures;
•potential liabilities inherent in oil and natural gas operations, including drilling and production risks and other operational and environmental risks and hazards;
•current and future government regulation of the oil and gas industry or regulation of the investment in or ability to do business with certain countries or regimes;
•cost of compliance with laws and regulations;
•changes in environmental, health and safety or climate change or greenhouse gas (“GHG”) laws and regulations or the implementation, or interpretation, of those laws and regulations;
•adverse effects of sovereign boundary disputes in the jurisdictions in which we operate;
•environmental liabilities;

•geological, geophysical and other technical and operations problems, including drilling and oil and gas production and processing;
•military operations, civil unrest, outbreaks of disease, terrorist acts, wars or embargoes;
•the cost and availability of adequate insurance coverage and whether such coverage is enough to sufficiently mitigate potential losses and whether our insurers comply with their obligations under our coverage agreements;
•our vulnerability to severe weather events, including tropical storms and hurricanes in the Gulf of Mexico;
•our ability to meet our obligations under the agreements governing our indebtedness;
•the availability and cost of financing and refinancing our indebtedness;
•the amount of collateral required to be posted from time to time in our hedging transactions, letters of credit, performance bonds and other secured debt;
•the result of any legal proceedings, arbitrations, or investigations we may be subject to or involved in;
•our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks; and
•other risk factors discussed in the “Item 1A. Risk Factors” section of our quarterly reports on Form 10-Q and our annual report on Form 10-K.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2020:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2019	$(8,521)
Changes in contract fair value	32,156
Contract maturities	(16,904)
Fair value of contracts outstanding as of September 30, 2020	$6,731

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first nine months of 2020 ranged between $13.24 and $69.96 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first nine months of 2020.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2020. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl						Asset
				Net Deferred						(Liability)
				Premium						Fair Value at
				Payable/		Sold			Purchased	September 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	Call	2020(3)
										(In thousands)
2020:
Oct — Dec	Swaps	Dated Brent	2,637	$—	$42.67	$—	$—	$—	$—	$2,700
Oct — Dec	Swaps	Argus LLS	1,500	—	29.98	—	—	—	—	(17,431)
Oct — Dec	Call spreads	NYMEX WTI	(1)	1.20	—	—	—	45.00	35.00	2,136
Oct — Dec	Swaps with sold puts	Dated Brent	167	—	35.00	25.00	—	—	—	(1,120)
Oct — Dec	Three-way collars	Dated Brent	500	—	—	25.00	32.50	40.00	—	(1,370)
Oct — Dec	Sold calls(2)	Dated Brent	2,375	(0.19)	—	—	—	80.83	—	457
2021:
Jan — Dec	Swaps with sold puts	Dated Brent	6,000	$—	$53.96	$42.92	$—	$—	$—	$27,145
Jan — Dec	Three-way collars	Dated Brent	2,000	0.50	—	30.00	40.00	55.20	—	604
Jan — Dec	Sold calls(2)	Dated Brent	7,000	—	—	—	—	70.09	—	(2,458)
2022:
Jan — Dec	Sold calls(2)	Dated Brent	1,581	$—	$—	$—	$—	$60.00	$—	$(3,932)
__________________________________
(1)Added call spreads on 0.5 million barrels to open upside for U.S. Gulf of Mexico production.
(2)Represents call option contracts sold to counterparties to enhance other derivative positions.
(3)Fair values are based on the average forward oil prices on September 30, 2020.

In April 2020, we restructured the majority of our May 2020 through December 2020 derivative contracts, whereby we converted the existing hedges into 7.0 MMBbls of Dated Brent swap contracts with an average fixed price of $42.67 per barrel. In November 2020, we entered into Dated Brent three-way collar contracts for 1.0 MMBbl from January 2021 through December 2021 with a sold put price of $32.50 per barrel, a floor price of $40.00 per barrel and a ceiling price of $50.00 per barrel.

At September 30, 2020, our open commodity derivative instruments were in a net asset position of $6.7 million. Future fluctuations in oil prices could have a material impact on the valuation of our derivative financial instruments. As of September 30, 2020, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $46.6 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $38.2 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, Corporate Revolver and GoM Term Loan, which as of September 30, 2020 total $1.75 billion and have a weighted average interest rate of 3.9%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $0.2 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 9, 2020	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1†
Asset Sale Agreement related to Blocks 3013 and 3113 (North Cape Ultra Deep) offshore South Africa, dated September 8, 2020, between Shell Offshore Upstream South Africa B.V. and Kosmos Energy South Africa Limited.

10.2†
Share Sale and Purchase Agreement related to the sale and purchase of shares of KE Namibia Company, KE STP Company, and KE Suriname Company, dated September 8, 2020, between Kosmos Energy Operating, Kosmos Energy Holdings and B.V. Dordtsche Petroleum Maatschappij.

10.3†	Portfolio Agreement, dated September 8, 2020, between Kosmos Energy Operating and B.V. Dordtsche Petroleum Maatschappij.

10.4
Parent Guarantee Agreement, dated September 30, 2020, between Kosmos Energy Ltd. and CLMG CORP. related to the Senior Secured Term Loan Credit Agreement, dated September 30, 2020, among Kosmos Energy Ltd., Kosmos Energy GoM Holdings, LLC, Kosmos Energy Gulf of Mexico Operations, LLC and CLMG CORP.

10.5†
Senior Secured Term Loan Credit Agreement, dated September 30, 2020, among Kosmos Energy Ltd., Kosmos Energy GoM Holdings, LLC, Kosmos Energy Gulf of Mexico Operations, LLC, the Other Guarantors named therein, the Initial Lenders named therein and CLMG CORP, as Term Loan Collateral Agent and Administrative Agent.

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