Form 10-Q
period 2021-03-31
Kosmos Energy Ltd.
filed 2021-05-10
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2021
Common Shares, $0.01 par value	408,048,315

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

"FLNG"	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
"GAAP"	Generally Accepted Accounting Principles in the United States of America.
"GEPetrol"	Guinea Equatorial De Petroleos.
"GHG"	Greenhouse gas.
"GJFFDP"	Greater Jubilee Full Field Development Plan.
"GNPC"	Ghana National Petroleum Corporation.
"GoM Term Loan"	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
"GTA UUOA"	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
"HLS"	Heavy Louisiana Sweet.
"H&M"	Hull and Machinery insurance.
"Jubilee UUOA"	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
"LNG"	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
"LSE"	London Stock Exchange.
"LTIP"	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.

“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
"MMBtu"	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
"MMTPA"	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
"NYSE"	New York Stock Exchange.
"Ophir"	Ophir Energy plc.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
"RSC"	Ryder Scott Company, L.P.
"SEC"	Securities and Exchange Commission.
"7.125% Senior Notes"	7.125% Senior Notes due 2026.
"7.500% Senior Notes	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
"Shell"	Royal Dutch Shell and related subsidiaries.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
"TAG GSA"	TEN Associated Gas - Gas Sales Agreement.
"TEN"	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
"Tortue Phase 1 SPA"	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
"Trafigura	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
"Trident"	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
"WCTP"	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,242	$149,027
Restricted cash	48,660	195
Receivables:
Joint interest billings, net	25,305	26,002
Oil sales	51,236	44,491
Other	15,866	8,320
Inventories	153,650	128,972
Prepaid expenses and other	30,268	27,870
Derivatives	—	15,414
Total current assets	420,227	400,291
Property and equipment:
Oil and gas properties, net	3,359,670	3,310,276
Other property, net	9,778	10,637
Property and equipment, net	3,369,448	3,320,913
Other assets:
Restricted cash	542	542
Long-term receivables	142,220	117,497
Deferred financing costs, net of accumulated amortization of $17,951 and $17,296 at March 31, 2021 and December 31, 2020, respectively	3,051	3,706
Derivatives	—	964
Other	23,598	23,680
Total assets	$3,959,086	$3,867,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$188,704	$221,430
Accrued liabilities	174,147	203,260
Current maturities of long-term debt	35,000	7,500
Derivatives	83,293	28,009
Total current liabilities	481,144	460,199
Long-term liabilities:
Long-term debt, net	2,271,112	2,103,931
Derivatives	10,244	8,069
Asset retirement obligations	252,208	244,166
Deferred tax liabilities	551,540	573,619
Other long-term liabilities	36,053	37,455
Total long-term liabilities	3,121,157	2,967,240
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 452,125,539 and 449,718,317 issued at March 31, 2021 and December 31, 2020, respectively	4,521	4,497
Additional paid-in capital	2,314,595	2,307,220
Accumulated deficit	(1,725,324)	(1,634,556)
Treasury stock, at cost, 44,263,269 shares at March 31, 2021 and December 31, 2020, respectively	(237,007)	(237,007)
Total stockholders’ equity	356,785	440,154
Total liabilities and stockholders’ equity	$3,959,086	$3,867,593
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues and other income:
Oil and gas revenue	$176,474	$177,780
Gain on sale of assets	26	—
Other income, net	70	1
Total revenues and other income	176,570	177,781
Costs and expenses:
Oil and gas production	45,752	61,603
Facilities insurance modifications, net	671	8,038
Exploration expenses	8,181	44,605
General and administrative	22,441	20,911
Depletion, depreciation and amortization	76,541	93,302
Impairment of long-lived assets	—	150,820
Interest and other financing costs, net	24,528	27,835
Derivatives, net	102,461	(136,038)
Other expenses, net	3,468	23,929
Total costs and expenses	284,043	295,005
Loss before income taxes	(107,473)	(117,224)
Income tax expense (benefit)	(16,705)	65,543
Net loss	$(90,768)	$(182,767)

Net loss per share:
Basic	$(0.22)	$(0.45)
Diluted	$(0.22)	$(0.45)

Weighted average number of shares used to compute net loss per share:
Basic	407,365	404,759
Diluted	407,365	404,759

Dividends declared per common share	$—	$0.0452

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2021:
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Dividends	—	—	90	—	—	90
Equity-based compensation	—	—	8,327	—	—	8,327
Restricted stock units	2,408	24	(24)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,018)	—	—	(1,018)
Net loss	—	—	—	(90,768)	—	(90,768)
Balance as of March 31, 2021	452,126	$4,521	$2,314,595	$(1,725,324)	$(237,007)	$356,785

2020:
Balance as of December 31, 2019	445,779	$4,458	$2,297,221	$(1,222,970)	$(237,007)	$841,702
Dividends ($0.0452 per share)	—	—	(18,918)	—	—	(18,918)
Equity-based compensation	—	—	10,078	—	—	10,078
Restricted stock units	3,590	36	(36)	—	—	—
Tax withholdings on restricted stock units	—	—	(4,947)	—	—	(4,947)
Net loss	—	—	—	(182,767)	—	(182,767)
Balance as of March 31, 2020	449,369	$4,494	$2,283,398	$(1,405,737)	$(237,007)	$645,148

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(90,768)	$(182,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	79,112	95,585
Deferred income taxes	(22,079)	72,177
Unsuccessful well costs and leasehold impairments	1,469	19,228
Impairment of long-lived assets	—	150,820
Change in fair value of derivatives	106,158	(136,322)
Cash settlements on derivatives, net (including $(28.6) million and $12.0 million on commodity hedges during 2021 and 2020)	(32,998)	9,016
Equity-based compensation	8,281	9,346
Gain on sale of assets	(26)	—
Other	(890)	3,974
Changes in assets and liabilities:
Increase in receivables	(13,278)	(26,932)
Increase in inventories	(25,045)	(27,123)
(Increase) decrease in prepaid expenses and other	(2,409)	6,344
Increase (decrease) in accounts payable	(32,726)	79,009
Decrease in accrued liabilities	(21,427)	(89,318)
Net cash used in operating activities	(46,626)	(16,963)
Investing activities
Oil and gas assets	(128,448)	(83,716)
Other property	(354)	(1,537)
Proceeds on sale of assets	631	1,713
Notes receivable from partners	(22,416)	(23,983)
Net cash used in investing activities	(150,587)	(107,523)
Financing activities
Borrowings under long-term debt	100,000	50,000
Payments on long-term debt	(350,000)	—
Net proceeds from issuance of senior notes	444,375	—
Tax withholdings on restricted stock units	(1,018)	(4,947)
Dividends	(430)	(19,156)
Deferred financing costs	(1,034)	—
Net cash provided by financing activities	191,893	25,897
Net decrease in cash, cash equivalents and restricted cash	(5,320)	(98,589)
Cash, cash equivalents and restricted cash at beginning of period	149,764	229,346
Cash, cash equivalents and restricted cash at end of period	$144,444	$130,757

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$33,587	$54,694
Income taxes, net of refund received	$12,947	$26,874

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$95,242	$149,027
Restricted cash - current	48,660	195
Restricted cash - long-term	542	542
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$144,444	$149,764

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the

Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. In January 2021, we restricted cash of approximately $28.5 million and expect to restrict cash of an additional $15.0 million in the second quarter of 2021 to meet our requirements. In February 2021, we amended certain terms of the GoM Term Loan agreement, and as a result we restricted cash of $20.0 million which we expect to be released or be used to paydown the GoM Term Loan in the third quarter of 2021.

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

Inventories

Inventories consisted of $128.5 million and $127.5 million of materials and supplies and $25.2 million and $1.5 million of hydrocarbons as of March 31, 2021 and December 31, 2020, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$26,431	$24,370
Revenues from contract with customer - Ghana	59,351	49,672
Revenues from contract with customers - U.S. Gulf of Mexico	94,389	103,453
Provisional oil sales contracts	(3,697)	285
Oil and gas revenue	$176,474	$177,780

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of operations. The continued economic disruption resulting from the COVID-19 pandemic could materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. Our adoption of ASU 2019-12 on January 1, 2021, did not have a material impact on our income tax expense.

3. Acquisitions and Divestitures

During the third quarter of 2020, Kosmos entered into an agreement with Shell to farm down interests in a portfolio of frontier exploration assets for cash consideration of $96.0 million and future contingent consideration of up to $100.0 million. Under the terms of the agreement, Shell acquired Kosmos' participating interest in blocks offshore Sao Tome and Principe, (excluding Block 5 offshore Sao Tome and Principe), Suriname and Namibia, and will acquire our participating interest in South Africa. Kosmos received proceeds totaling $95.0 million during the fourth quarter of 2020 resulting in gain on sale of assets of $92.1 million, with the remaining proceeds of $1.0 million related to Kosmos' participating interest in South Africa expected to be received in 2021 upon customary approval by the government of The Republic of South Africa. The future contingent consideration is payable by Shell upon approval of the relevant operating committee of an appraisal plan for submission to the relevant governmental authority for any of the first four exploration wells it elects to drill in the purchased assets, excluding South Africa. Shell will pay us $50.0 million for each appraisal plan approved by the relevant operating committee to be submitted, subject to an aggregate cap of $100.0 million, or two $50.0 million payments.

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

In Ghana, the foreign contractor group funded GNPC’s 5% share of the TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of March 31, 2021 and December 31, 2020, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $5.8 million and $5.8 million, respectively, and the long-term portions were $21.9 million and $21.2 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us separately to finance the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in 2023. Kosmos’ share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of March 31, 2021 and December 31, 2020, the balance due from the national oil companies was $120.3 million and $96.3 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Oil and gas properties:
Proved properties	$5,479,875	$5,369,737
Unproved properties	505,254	495,390
Total oil and gas properties	5,985,129	5,865,127
Accumulated depletion	(2,625,459)	(2,554,851)
Oil and gas properties, net	3,359,670	3,310,276

Other property	59,952	59,949
Accumulated depreciation	(50,174)	(49,312)
Other property, net	9,778	10,637

Property and equipment, net	$3,369,448	$3,320,913

We recorded depletion expense of $70.6 million and $87.2 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we recorded asset impairments totaling zero and $150.8 million, respectively, in our consolidated statement of operations in connection with fair value assessments for oil and gas proved properties.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the three months ended March 31, 2021.

March 31, 2021
(In thousands)
Beginning balance	$186,289
Additions to capitalized exploratory well costs pending the determination of proved reserves	11,330
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$197,619

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2021	December 31, 2020
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$8,841	$—
Exploratory well costs capitalized for a period of one to two years	29,110	28,692
Exploratory well costs capitalized for a period of three years or greater	159,668	157,597
Ending balance	$197,619	$186,289
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of March 31, 2021, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania, the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

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

Asam Discovery — In October 2019, we completed the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. In July 2020, an appraisal plan was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and work is currently ongoing to integrate all available data into models to establish the scale of the discovered resource. Additionally, engineering is progressing concepts around required subsea infrastructure necessary for a subsea tieback. Once the appraisal plan involving this work is complete, a decision regarding commerciality will be made.

7. Debt

	March 31, 2021	December 31, 2020
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$1,200,000
Corporate Revolver	50,000	100,000
7.125% Senior Notes	650,000	650,000
7.500% Senior Notes	450,000	—
GoM Term Loan	200,000	200,000
Total	2,350,000	2,150,000
Unamortized deferred financing costs and discounts	(43,888)	(38,569)
Total debt, net	2,306,112	2,111,431
Less: Current maturities of long-term debt	(35,000)	(7,500)
Long-term debt, net	$2,271,112	$2,103,931
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of March 31, 2021, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the facility was $320.0 million. In April 2020, following the lenders' annual redetermination, the available borrowing base and Facility size were both reduced from $1.6 billion to approximately $1.5 billion. In October 2020, as a result of the September 2020 redetermination, the available borrowing base was reduced to approximately $1.32 billion. Additionally, the Company agreed to conduct semi-annual redeterminations every March and September, beginning with March 2021. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the

Facility, whichever is greater. In January 2021, we restricted approximately $28.5 million in cash and expect to restrict an additional $15.0 million in the second quarter of 2021 to meet our requirements.

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

In May 2021, in conjunction with the spring borrowing base redetermination, the Company agreed to an amendment and restatement of the Facility. The amendment includes the following material changes: a reduction in the facility size to $1.25 billion (from $1.5 billion), an increase in the interest margin by 0.5% (applicable interest margin for the first three years is now LIBOR + 3.75%) and an extension in the tenor by two years (final maturity date now occurs in March 2027). The amendment also includes a mechanism for two ESG key performance indicators ("KPIs") to impact the interest margin either positively or negatively based upon delivering emissions targets and achieving certain third party ESG ratings. The KPIs are expected to be agreed upon at the September 2021 redetermination. As amended, the Facility has an available borrowing base of $1.24 billion and total commitments of approximately $1.21 billion. As part of the amendment, Kosmos estimates approximately $15 million for loss on extinguishment of debt during the second quarter of 2021.

 Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2021, there were $50.0 million in outstanding borrowings under the Corporate Revolver and the undrawn availability was $350.0 million.

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

7.125% Senior Notes due 2026

In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees and other expenses. We used the net proceeds to redeem all of the previously issued 7.875% Senior Secured Notes due 2021, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the 7.125% Senior Notes.

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the 7.125% Senior Notes as of March 31, 2021. The 7.125% Senior Notes contain customary cross default provisions.

7.500% Senior Notes due 2028
In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately 444.4 million after deducting fees. We used the net proceeds to repay outstanding indebtedness under the

Corporate Revolver and the Facility, to pay expenses related to the issuance of the 7.500% Senior Notes and for general corporate purposes.
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.125% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and, on a subordinated basis, guarantee the Corporate Revolver and the 7.125% Senior Notes.
At any time prior to March 1, 2024, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the 7.500% Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 107.500% of the outstanding principal amount of the 7.500% Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to March 1, 2024 the Company may, on any one or more occasions, redeem all or a part of the 7.500% Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On or after March 1, 2024, the Company may redeem all or a part of the 7.500% Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after March 1, 2024, but before February 28, 2025	103.750%
On or after March 1, 2025, but before February 28, 2026	101.875%
On or after March 1, 2026 and thereafter	100.000%

We may also redeem the 7.500% Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the 7.500% Senior Notes at a price equal to the principal amount of the 7.500% Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the 7.500% Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.

Upon the occurrence of a change of control triggering event as defined under the 7.500% Senior Notes indenture, the Company will be required to make an offer to repurchase the 7.500% Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
If we sell assets, under certain circumstances outlined in the 7.500% Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the 7.500% Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the 7.500% Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. We were in compliance with the financial covenants contained in the 7.500% Senior Notes as of March 31, 2021. The 7.500% Senior Notes contain customary cross default provisions.
Production Prepayment Agreement

In June 2020, the Company received $50.0 million from Trafigura under a Production Prepayment Agreement of crude oil sales related to a portion of our U.S. Gulf of Mexico production primarily in 2022 and 2023. The Company terminated the Production Prepayment Agreement and the initial prepayment of $50.0 million advanced under the Production Prepayment Agreement by Trafigura in the second quarter of 2020 was extinguished and converted into the GoM Term Loan as of September 30, 2020.

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of as of March 31, 2021 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Principal Debt Repayments

At March 31, 2021, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2021(2)	2022	2023	2024	2025	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,350,000	$27,500	$80,000	$387,143	$458,571	$296,786	$1,100,000
__________________________________
(1)Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of the 7.125% Senior Notes, the $450.0 million aggregate principal amount of the 7.500% Senior Notes and borrowings under the Facility, Corporate Revolver and GoM Term Loan. The scheduled maturities of debt related to the Facility as of March 31, 2021 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period April 1, 2021 through December 31, 2021.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest expense	$31,435	$31,766
Amortization—deferred financing costs	2,571	2,283
Capitalized interest	(8,641)	(6,527)
Deferred interest	(194)	314
Interest income	(1,825)	(1,079)
Other, net	1,182	1,078
Interest and other financing costs, net	$24,528	$27,835

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2021. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2021:
Apr — Dec	Swaps with sold puts	Dated Brent	4,500	$—	$53.96	$42.92	$—	$—
Apr — Jun	Swaps with sold puts	NYMEX WTI	500	—	47.75	37.50	—	—
Apr — Dec	Three-way collars	Dated Brent	2,750	0.37	—	32.95	40.45	52.84
Apr — Dec	Three-way collars	NYMEX WTI	750	1.00	—	37.50	45.00	55.00
Apr — Dec	Sold calls(1)	Dated Brent	5,250	—	—	—	—	70.09
2022:
Jan — Dec	Three-way collars	Dated Brent	1,500	1.05	—	40.00	50.00	70.00
Jan — Dec	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions

The following tables disclose the Company’s derivative instruments as of March 31, 2021 and December 31, 2020, and gain/(loss) from derivatives during the three months ended March 31, 2021 and 2020, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2021	December 31, 2020
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$15,414
Provisional oil sales	Receivables: Oil Sales	—	(677)
Commodity	Derivatives assets—long-term	—	964
Derivative liabilities:
Commodity	Derivatives liabilities—current	(83,293)	(28,009)
Commodity	Derivatives liabilities—long-term	(10,244)	(8,069)
Total derivatives not designated as hedging instruments		$(93,537)	$(20,377)

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2021	2020
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(3,697)	$284
Commodity	Derivatives, net	(102,461)	136,038
Total derivatives not designated as hedging instruments		$(106,158)	$136,322

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2021 and December 31, 2020, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2021
Assets:
Commodity derivatives	$—	$—	$—	$—
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(93,537)	—	(93,537)
Total	$—	$(93,537)	$—	$(93,537)
December 31, 2020
Assets:
Commodity derivatives	$—	$16,378	$—	$16,378
Provisional oil sales	—	(677)	—	(677)
Liabilities:
Commodity derivatives	—	(36,078)	—	(36,078)
Total	$—	$(20,377)	$—	$(20,377)

The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Our long-term receivables, after any allowances for credit losses, and other long-term assets approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.

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

Debt

The following table presents the carrying values and fair values at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$643,778	$629,792	$643,524	$613,412
7.500% Senior Notes	444,421	425,066	—	—
GoM Term Loan	200,000	200,000	200,000	200,000
Corporate Revolver	50,000	50,000	100,000	100,000
Facility	1,000,000	1,000,000	1,200,000	1,200,000
Total	$2,338,199	$2,304,858	$2,143,524	$2,113,412

The carrying values of our 7.125% Senior Notes and 7.500% Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes and 7.500% Senior Notes are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying values of the GoM Term Loan, Corporate Revolver and Facility approximate fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we reviewed our long-lived assets for impairment at March 31, 2020, which resulted in impairment charges of $150.8 million, reducing the carrying value of the properties to their estimated fair values of $243.7 million. During the fourth quarter of 2020 the Company recorded additional impairment charges totaling approximately $3.2 million resulting in impairment charges totaling $154.0 million for the year ended December 31, 2020. During the first quarter of 2021, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience further declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.3 million and $9.3 million during the three months ended March 31, 2021 and 2020, respectively. The total tax benefit was $1.4 million and $2.1 million during the three months ended March 31, 2021 and 2020, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $4.8 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. The fair value of awards vested was $6.6 million and $25.5 million during the three months ended March 31, 2021 and 2020, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of March 31, 2021:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2020	4,840	$5.34	7,859	$8.11
Granted(1)	2,489	2.44	6,710	3.91
Forfeited(1)	(21)	6.08	(1,388)	9.12
Vested	(1,803)	5.91	(1,036)	8.41
Outstanding at March 31, 2021	5,505	3.85	12,145	5.50
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

As of March 31, 2021, total equity-based compensation to be recognized on unvested restricted stock units is $46.6 million over a weighted average period of 2.07 years. In April 2021, the board of directors approved an amendment to the LTIP to add 11.0 million shares to the plan. The amendment will be submitted for approval by our stockholders at the Annual Stockholders Meeting in June 2021. The LTIP currently provides for the issuance of 50.5 million shares pursuant to awards under the plan, and would be increased to 61.5 million shares if the amendment to the LTIP is approved by stockholders. At March 31, 2021, the Company had zero shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $9.52 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 52.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 2.5%. For the restricted stock units awarded in 2019 and 2020, the Monte Carlo simulation model included estimated quarterly dividend inputs ranging from $0.000 to $0.050.

11. Income Taxes

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
United States	$(21,842)	$(190,137)
Foreign	(85,631)	72,913
Income (loss) before income taxes	$(107,473)	$(117,224)

For the three months ended, March 31, 2021 and 2020, our effective tax rate was 16% and 56%, respectively. For the three months ended March 31, 2021 and 2020, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations,
•Jurisdictions that have a 0% statutory rate or where we have incurred losses and have recorded valuation allowances against the corresponding net deferred tax assets, and
•Other non-deductible expenses primarily in the U.S.
Additionally, for the three months ended, March 31, 2020, our overall effective tax rate was impacted by:
•$30.9 million deferred tax expense related valuation allowances on U.S. deferred tax assets recognized in prior periods, and
•$4.9 million tax benefit associated with a 2018 U.S. tax loss carry back, pursuant to the Coronavirus Aid, Relief, and Economic Security ACT (“CARES ACT”), to an earlier tax year with a higher statutory tax rate.

12. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(90,768)	$(182,767)
Denominator:
Weighted average number of shares outstanding:
Basic	407,365	404,759
Restricted stock awards and units(1)	—	—
Diluted	407,365	404,759
Net loss per share:
Basic	$(0.22)	$(0.45)
Diluted	$(0.22)	$(0.45)
__________________________________
(1)We excluded outstanding restricted stock units of 13.1 million and 11.0 million for the three months ended March 31, 2021 and 2020, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill two exploration wells and acquire approximately 1,000 square kilometers of 3D seismic in Mauritania.

Performance Obligations

As of March 31, 2021 and December 31, 2020, the Company had performance bonds totaling $195.5 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.5 million and $7.1 million, respectively, to other operators related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields. As of March 31, 2021 and December 31, 2020, we had zero cash collateral against these secured performance bonds.

Dividends

On March 26, 2020, the quarterly cash dividend of $0.0452 per common share was paid to stockholders of record as of March 5, 2020. In March 2020, in response to economic conditions, including oil price volatility and the impact of the COVID-19 pandemic, the Board of Directors decided to suspend the dividend.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Accrued liabilities:
Exploration, development and production	$68,464	$89,162
Revenue payable	21,191	15,079
Current asset retirement obligations	7,282	7,255
General and administrative expenses	11,012	4,988
Interest	12,671	23,725
Income taxes	29,701	37,344
Taxes other than income	2,684	2,815
Derivatives	15,139	17,475
Other	6,003	5,417
	$174,147	$203,260

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the three months ended March 31, 2021:

March 31, 2021
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$251,421
Liabilities incurred during period	3,255
Liabilities settled during period	(87)
Revisions in estimated retirement obligations	30
Accretion expense	4,871
Ending asset retirement obligations	$259,490

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Loss on disposal of inventory	$367	$1,467
Loss on asset retirement obligations liability settlements	29	2,150
Restructuring charges	819	13,915
Other, net	2,253	6,397
Other expenses, net	$3,468	$23,929

The restructuring charges are for employee severance and related benefit costs incurred as part of a corporate reorganization.

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2021, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2021
Revenues and other income:
Oil and gas revenue	$54,053	$28,032	$—	$94,389	$—	$—	$176,474
Gain on sale of assets	—	—	—	—	26	—	26
Other income, net	—	—	—	329	137,499	(137,758)	70
Total revenues and other income	54,053	28,032	—	94,718	137,525	(137,758)	176,570
Costs and expenses:
Oil and gas production	12,386	11,629	—	21,737	—	—	45,752
Facilities insurance modifications, net	671	—	—	—	—	—	671
Exploration expenses	32	1,893	2,174	1,148	2,934	—	8,181
General and administrative	2,587	1,051	1,973	5,239	45,105	(33,514)	22,441
Depletion, depreciation and amortization	23,635	9,191	15	43,251	449	—	76,541
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	11,916	(369)	(9,816)	4,566	20,015	(1,784)	24,528
Derivatives, net	—	—	—	—	102,461	—	102,461
Other expenses, net	71,121	17,069	784	14,489	2,466	(102,461)	3,468
Total costs and expenses	122,348	40,464	(4,870)	90,430	173,430	(137,759)	284,043
Loss before income taxes	(68,295)	(12,432)	4,870	4,288	(35,905)	1	(107,473)
Income tax expense (benefit)	(23,868)	2,634	—	—	4,529	—	(16,705)
Net loss	$(44,427)	$(15,066)	$4,870	$4,288	$(40,434)	$1	$(90,768)

Consolidated capital expenditures	$4,624	$11,424	$72,752	$24,267	$3,482	$—	$116,549

As of March 31, 2021
Property and equipment, net	$1,275,156	$429,494	$659,659	$983,208	$21,931	$—	$3,369,448
Total assets	$1,351,071	$726,427	$981,710	$3,246,891	$13,825,435	$(16,172,448)	$3,959,086
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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$128,448	$83,716
Other property	354	1,537
Adjustments:
Changes in capital accruals	(10,409)	(23,310)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	6,712	25,377
Capitalized interest	(8,641)	(6,527)
Other	85	3,672
Total consolidated capital expenditures	$116,549	$84,465
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2020, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

Corporate

In March 2021, the Company issued $450.0 million of 7.500% Senior Notes due 2028 and received net proceeds of approximately $444.4 million after deducting fees. We used the net proceeds to repay outstanding indebtedness under the Corporate Revolver and the Facility, to pay expenses related to the issuance of the 7.500% Senior Notes and for general corporate purposes.

Ghana

During the first quarter of 2021, Ghana production averaged approximately 109,200 Bopd gross (22,400 Bopd net). Jubilee production averaged approximately 70,400 Bopd gross (16,100 Bopd net) with consistent water injection and gas offtake and TEN production averaged approximately 38,800 Bopd gross (6,300 Bopd net). The Ghana Jubilee catenary anchor leg mooring (“CALM”) buoy, which was delayed during 2020, was installed and commissioned in February 2021. In April 2021, the Company re-commenced a multi-year development drilling program, which is expected to include the drilling and completion of two production wells and one water-injection well in Jubilee and drilling and completion of one gas-injection well in TEN during 2021.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 20,500 Boepd (net) (~81% oil) for the first quarter of 2021. As a result of subsea operational issues, in December 2020 the Kodiak #2 well located in Mississippi Canyon Block 771 was temporarily shut-in. The shut-in was limited to approximately two months, and the well was brought back online in February 2021.

During the first quarter of 2021, the Company completed the Kodiak #3 development well located in Mississippi Canyon Block 727 (29.1% working interest), which was initially drilled in the first half of 2020. The well is a subsea tieback and was brought online through existing infrastructure to the Devils Tower SPAR in April 2021. After the encouraging results from the Tornado-4 water injection well last year, drilling of the Tornado-5 infill well located in the Green Canyon Block 281 (35.0% working interest) is now planned by the operator in the second quarter of 2021 and expected online in the third quarter of 2021.

The Winterfell (formerly known as Monarch) exploration prospect was spud in the fourth quarter of 2020, re-commencing our ILX program in the U.S. Gulf of Mexico. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2021, we announced the well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. We are working with our partners on an appraisal plan, including the planned drilling of an appraisal well in the third quarter of 2021, and development options for the discovery.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 30,200 Bopd gross (10,200 Bopd net) in the first quarter of 2021. In April 2021, we completed one ESP conversion and expect to complete two more conversions during 2021. The Company expects to commence the Equatorial Guinea drilling program around the end of the second quarter of 2021.

Mauritania and Senegal

During the first quarter of 2021, BP, as the operator of the Cayar block offshore Senegal, provided notice to the Government of Senegal extending the current license phase in order to provide the block owners additional time to evaluate the natural gas market for the natural gas discovery at Yakaar Teranga.

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project is approximately 58% complete at March 31, 2021 with first gas for the project expected in the first half of 2023.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three months ended March 31, 2021 and 2020 are included in the following tables:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	2,941	3,450
Gas (MMcf)	1,325	1,982
NGL (MBbl)	127	193
Total (MBoe)	3,289	3,973
Total (Boepd)	36,543	43,659

Revenues:
Oil sales	$169,150	$171,916
Gas sales	4,540	3,719
NGL sales	2,784	2,145
Total revenues	$176,474	$177,780

Average oil sales price per Bbl	$57.51	$49.83
Average gas sales price per Mcf	3.43	1.88
Average NGL sales price per Bbl	21.92	11.11
Average total sales price per Boe	53.66	44.74

Costs:
Oil and gas production, excluding workovers	$42,492	$57,417
Oil and gas production, workovers	3,260	4,186
Total oil and gas production costs	$45,752	$61,603

Depletion, depreciation and amortization	$76,541	$93,302

Average cost per Boe:
Oil and gas production, excluding workovers	$12.92	$14.45
Oil and gas production, workovers	0.99	1.05
Total oil and gas production costs	13.91	15.50

Depletion, depreciation and amortization	23.27	23.48
Total	$37.18	$38.98

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2021:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	9	2.17
TEN	—	—	—	—	—	—	5	0.85
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
U.S. Gulf of Mexico
Winterfell	—	—	—	—	1	0.18	—	—
Mauritania / Senegal
Mauritania C8	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	3	0.80	1	0.27
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	—	—	10	2.84	15	3.29

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$176,474	$177,780	$(1,306)
Gain on sale of assets	26	—	26
Other income, net	70	1	69
Total revenues and other income	176,570	177,781	(1,211)
Costs and expenses:
Oil and gas production	45,752	61,603	(15,851)
Facilities insurance modifications, net	671	8,038	(7,367)
Exploration expenses	8,181	44,605	(36,424)
General and administrative	22,441	20,911	1,530
Depletion, depreciation and amortization	76,541	93,302	(16,761)
Impairment of long-lived assets	—	150,820	(150,820)
Interest and other financing costs, net	24,528	27,835	(3,307)
Derivatives, net	102,461	(136,038)	238,499
Other expenses, net	3,468	23,929	(20,461)
Total costs and expenses	284,043	295,005	(10,962)
Loss before income taxes	(107,473)	(117,224)	9,751
Income tax expense (benefit)	(16,705)	65,543	(82,248)
Net loss	$(90,768)	$(182,767)	$91,999

Oil and gas revenue.  Oil and gas revenue decreased by $1.3 million as a result of lower sales volumes offset by higher oil prices. We sold 3,289 MBoe at an average realized price per barrel equivalent of $53.66 during the three months ended March 31, 2021 and 3,973 MBoe at an average realized price per barrel equivalent of $44.74 during the three months ended March 31, 2020.

Oil and gas production.  Oil and gas production costs decreased by $15.9 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily as a result of cost reductions and lower sales volumes in the U.S. Gulf of Mexico business unit due to facilities downtime.

Facilities insurance modifications, net. During the three months ended March 31, 2021, we incurred $0.7 million of facilities insurance modifications costs associated with the long-term solution to the Jubilee turret bearing issue versus $8.0 million during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, there were no offsetting hull and machinery insurance proceeds.

Exploration expenses.  Exploration expenses decreased by $36.4 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease is primarily a result of lower geological, geophysical, seismic, and unsuccessful well costs incurred in 2021 versus the prior period related to the U.S. Gulf of Mexico business unit and other exploration license areas sold to Shell in 2020.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $16.8 million during the three months ended March 31, 2021, as compared with the three months ended March 31, 2020 primarily as a result of lower sales volumes during the current period in the U.S. Gulf of Mexico due to the impact of facilities downtime.

Impairment of long-lived assets. As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we recorded asset impairments totaling $150.8 million during the three months ended March 31, 2020 for oil and gas proved properties in the U.S. Gulf of Mexico. We did not recognize impairment of proved oil and gas properties during the first quarter of 2021 as no impairment indicators were identified.

    Interest and other financing costs, net.  Interest and other financing costs, net decreased $3.3 million primarily as a result of increased capitalized interest and interest income during the current period.

    Derivatives, net.  During the three months ended March 31, 2021 and 2020, we recorded a loss of $102.5 million and a gain of $136.0 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended March 31, 2021 and 2020, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.. Additionally for March 31, 2020, our overall effective tax rate was impacted by $30.9 million deferred tax expense related to valuation allowances on U.S. deferred tax assets recognized in prior periods and by a $4.9 million tax benefit associated with a 2018 U.S. tax loss carry back, pursuant to the Coronavirus Aid, Relief and Economic Security ACT ("CARES ACT"), to an earlier tax year with a higher statutory tax rate.

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

Current oil prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program, partner carries and our current liquidity position support our remaining capital program for 2021.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(46,626)	$(16,963)
Net proceeds from issuance of senior notes	444,375	—
Borrowings under long-term debt	100,000	50,000
Proceeds on sale of assets	631	1,713
	498,380	34,750
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	128,448	83,716
Other property	354	1,537
Notes receivable from partners	22,416	23,983
Payments on long-term debt	350,000	—
Purchase of treasury stock	1,018	4,947
Dividends	430	19,156
Deferred financing costs	1,034	—
	503,700	133,339
Decrease in cash, cash equivalents and restricted cash	$(5,320)	$(98,589)

Net cash used in operating activities.  Net cash used in operating activities for the three months ended March 31, 2021 was $46.6 million compared with net cash used in operating activities for the three months ended March 31, 2020 of $17.0 million. The increase in cash used in operating activities in the three months ended March 31, 2021 when compared to the same period in 2020 is primarily a result of lower production across our assets and a negative change in working capital items.

The following table presents our net debt and liquidity as of March 31, 2021:

March 31, 2021
(In thousands)
Cash and cash equivalents	$95,242
Restricted cash	49,202
7.125% Senior Notes	650,000
7.500% Senior Notes	450,000
Borrowings under the Facility	1,000,000
Borrowings under the Corporate Revolver	50,000
Borrowings under the GoM Term Loan	200,000
Net debt	$2,205,556

Availability under the Facility	$320,000
Availability under the Corporate Revolver	$350,000
Available borrowings plus cash and cash equivalents	$765,242

Capital Expenditures and Investments

We expect to incur capital costs as we:

•    drill additional wells and execute exploitation activities in Ghana, Equatorial Guinea and in the U.S. Gulf of Mexico;

•    execute infrastructure-led exploration and appraisal efforts in the U.S. Gulf of Mexico and Equatorial Guinea; and

•    execute exploration, appraisal and development activities in Mauritania and Senegal.

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

2021 Capital Program
We estimate we will spend approximately $225 - $275 million of capital, excluding amounts related to Mauritania and Senegal, for the year ending December 31, 2021. Through March 31, 2021, we have spent approximately $43.8 million.
In Mauritania and Senegal we estimate capital expenditures of approximately $350 million for the year ending December 31, 2021, excluding the impact of the planned Greater Tortue FPSO sale. We estimate this transaction provides approximately $320 million of capital, with up to $250 million realized in 2021.

In addition, we expect to fund the remainder of this expenditure from working capital and proceeds from the refinancing of the Carry Advance Agreements with the national oil companies of Mauritania and Senegal. Through March 31, 2021, we have spent approximately $72.7 million.
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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of March 31, 2021, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the facility was $320.0 million. In April 2020, following the lenders' annual redetermination, the available borrowing base and Facility size were both reduced from $1.6 billion to approximately $1.5 billion. In October 2020, as a result of the September 2020 redetermination, the available borrowing base was reduced to approximately $1.32 billion. Additionally, the Company agreed to conduct semi-annual redeterminations every March and September, beginning with March 2021. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. In January 2021, we restricted approximately $28.5 million in cash and expect to restrict an additional $15.0 million in the second quarter of 2021 to meet our requirements.

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

In May 2021, in conjunction with the spring borrowing base redetermination, the Company agreed to an amendment and restatement of the Facility. The amendment includes the following material changes: a reduction in the facility size to $1.25 billion (from $1.5 billion), an increase in the interest margin by 0.5% (applicable interest margin for the first three years is now LIBOR + 3.75%) and an extension in the tenor by two years (final maturity date now occurs in March 2027). The amendment also includes a mechanism for two ESG key performance indicators ("KPIs") to impact the interest margin either positively or negatively based upon delivering emissions targets and achieving certain third party ESG ratings. The KPIs are expected to be agreed upon at the September 2021 redetermination. As amended, the Facility has an available borrowing base of $1.24 billion and total commitments of approximately $1.21 billion, which Kosmos expects to increase to $1.25 billion in the second quarter of 2021 as additional lenders complete their final credit process. As part of the amendment, Kosmos estimates approximately $15 million for loss on extinguishment of debt during the second quarter of 2021.

Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2021, there were $50.0 million in outstanding borrowings under the Corporate Revolver and the undrawn availability was $350.0 million.

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

7.125% Senior Notes due 2026

In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees and other expenses. We used the net proceeds to redeem all of the previously issued 7.875% Senior Secured Notes due 2021, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the 7.125% Senior Notes.

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the 7.125% Senior Notes as of March 31, 2021. The 7.125% Senior Notes contain customary cross default provisions.

7.500% Senior Notes due 2028

In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately $444.4 million after deducting fees. We used the net proceeds to repay outstanding indebtedness under the Corporate Revolver and the Facility, to pay expenses related to the issuance of the 7.500% Senior Notes and for general corporate purposes.
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.125% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and, on a subordinated basis, guarantee the Corporate Revolver and the 7.125% Senior Notes.
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. We were in compliance with the financial covenants contained in the 7.500% Senior Notes as of March 31, 2021. The 7.500% Senior Notes contain customary cross default provisions.
Production Prepayment Agreement

In June 2020, the Company received $50.0 million from Trafigura under a Production Prepayment Agreement of crude oil sales related to a portion of our U.S. Gulf of Mexico production primarily in 2022 and 2023. The Company terminated the Production Prepayment Agreement and the initial prepayment of $50.0 million advanced under the Production Prepayment Agreement by Trafigura in the second quarter of 2020 was extinguished and converted into the GoM Term Loan as of September 30, 2020.

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of as of March 31, 2021 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2021 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							March 31,
	2021(2)	2022	2023	2024	2025	Thereafter	Total	2021
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$—	$650,000	$650,000	$(629,792)
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	(425,066)

Variable rate debt:
Weighted average interest rate on variable rate debt	3.99%	4.29%	4.81%	5.82%	6.36%	—%
Facility(1)	$—	$—	$357,143	$428,571	$214,286	$—	$1,000,000	$(1,000,000)
Corporate Revolver	—	50,000	—	—	—	—	50,000	(50,000)
GoM Term Loan	27,500	30,000	30,000	30,000	82,500	—	200,000	(200,000)

Total principal debt repayments(1)	$27,500	$80,000	$387,143	$458,571	$296,786	$1,100,000	$2,350,000
Interest & commitment fee payments on long-term debt	84,864	136,568	127,606	111,396	87,141	107,531	655,106
Operating leases	2,478	4,211	4,282	4,353	4,424	15,464	35,212
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of March 31, 2021. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period April 1, 2021 through December 31, 2021. The principal debt repayments includes $20.0 million classified as current debt in 2021 associated with an amendment of certain terms of the GoM Term Loan, as it is callable in early July 2021; if the amount is not called by a set date, the GoM Term Loan will revert to the original maturity schedule.
The table above does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company's liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 14 — Additional Financial Information for additional information regarding these liabilities.
We currently have a commitment to drill two exploration wells and acquire approximately 1,000 square kilometers of 3D seismic in Mauritania.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2021, our off-balance sheet arrangements and transactions include short-term operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations, leases and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than items discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2020.

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

We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data — Note 2 — Accounting Policies, Note 9 — Derivative Financial Instruments and Note 10— Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2021:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2020	$(20,377)
Changes in contract fair value	(106,158)
Contract maturities	32,998
Fair value of contracts outstanding as of March 31, 2021	$(93,537)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first three months of 2021 ranged between $50.34 and $69.29 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first three months of 2021.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2021. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			March 31,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2021(2)
									(In thousands)
2021:
Apr — Dec	Swaps with sold puts	Dated Brent	4,500	$—	$53.96	$42.92	$—	$—	$(33,132)
Apr — Jun	Swaps with sold puts	NYMEX WTI	500	—	47.75	37.50	—	—	(5,658)
Apr — Dec	Three-way collars	Dated Brent	2,750	0.37	—	32.95	40.45	52.84	(27,239)
Apr — Dec	Three-way collars	NYMEX WTI	750	1.00	—	37.50	45.00	55.00	(4,989)
Apr — Dec	Sold calls(1)	Dated Brent	5,250	—	—	—	—	70.09	(9,153)
2022:
Jan — Dec	Three-way collars	Dated Brent	1,500	1.05	—	40.00	50.00	70.00	(2,808)
Jan — Dec	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00	(10,557)
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions
(2)Fair values are based on the average forward oil prices on March 31, 2021.

At March 31, 2021, our open commodity derivative instruments were in a net liability position of $93.5 million. As of March 31, 2021, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $65.4 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $59.5 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, Corporate Revolver and GoM Term Loan, which as of March 31, 2021 total $1.25 billion and have a weighted average interest rate of 4.0%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $0.2 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2020.

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

Kosmos Energy Ltd.
(Registrant)

Date	May 10, 2021	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Exit Agreement between Kosmos Energy, LLC and Thomas P. Chambers dated January 4, 2021

10.2
Indenture dated March 4, 2021 among the Company, the guarantors named therein, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar, and Banque Internationale à Luxembourg S.A., as Luxembourg listing agent, Luxembourg paying agent and Luxembourg transfer agent. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 4, 2021 (File No. 001-35167), and incorporated herein by reference).

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