Form 10-Q
period 2021-06-30
Kosmos Energy Ltd.
filed 2021-08-09
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2021
Common Shares, $0.01 par value	408,474,537

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

“2D seismic data”	Two‑dimensional seismic data, serving as interpretive data that allows a view of a vertical cross‑section beneath a prospective area.
“3D seismic data”	Three‑dimensional seismic data, serving as geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than 2D seismic data.
“ANP-STP”	Agencia Nacional Do Petroleo De Sao Tome E Principe.
“API”	A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus lighter petroleum liquids will have a higher API than heavier ones.
“Asset Coverage Ratio”	The “Asset Coverage Ratio” as defined in the GoM Term Loan means, as of each March 31, June 30, September 30 and December 31 of each Fiscal Year, commencing December 31, 2020, the ratio of (a) Total PDP PV-10 (as defined in the GoM Term Loan) as of such date to (b) outstanding principal amount of Loans (as defined in the GoM Term Loan) as of such date.
“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “Bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“BBbl”	Billion barrels of oil.
“BBoe”	Billion barrels of oil equivalent.
“Bcf”	Billion cubic feet.
“Boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
“BOEM”	Bureau of Ocean Energy Management.
“Boepd”	Barrels of oil equivalent per day.
“Bopd”	Barrels of oil per day.
“BP”	BP p.l.c. and related subsidiaries.
“Bwpd”	Barrels of water per day.
“Corporate Revolver”	Revolving Credit Facility Agreement dated November 23, 2012 (as amended or as amended and restated from time to time).
“COVID-19”	Coronavirus disease 2019.
“Debt cover ratio”	The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long‑term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“DST”	Drill stem test.
“Dry hole” or “Unsuccessful well”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
“DT”	Deepwater Tano.

“EBITDAX”	Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.
“ESG”	Environmental, social, and governance.
“ESP”	Electric submersible pump.
“E&P”	Exploration and production.
“Facility”	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).
“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
“FEED”	Front End Engineering Design.
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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“H&M”	Hull and Machinery insurance.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.

“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“NYSE”	New York Stock Exchange.
“Ophir”	Ophir Energy plc.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trafigura”	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,550	$149,027
Restricted cash	43,208	195
Receivables:
Joint interest billings, net	25,085	26,002
Oil sales	56,891	44,491
Other	7,447	8,320
Inventories	134,942	128,972
Prepaid expenses and other	26,343	27,870
Derivatives	—	15,414
Total current assets	443,466	400,291
Property and equipment:
Oil and gas properties, net	3,366,800	3,310,276
Other property, net	7,843	10,637
Property and equipment, net	3,374,643	3,320,913
Other assets:
Restricted cash	305	542
Long-term receivables	160,017	117,497
Deferred financing costs, net of accumulated amortization of $18,604 and $17,296 at June 30, 2021 and December 31, 2020, respectively	2,398	3,706
Derivatives	—	964
Other	22,443	23,680
Total assets	$4,003,272	$3,867,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$272,588	$221,430
Accrued liabilities	222,946	203,260
Current maturities of long-term debt	22,500	7,500
Derivatives	127,255	28,009
Total current liabilities	645,289	460,199
Long-term liabilities:
Long-term debt, net	2,223,912	2,103,931
Derivatives	19,379	8,069
Asset retirement obligations	257,164	244,166
Deferred tax liabilities	504,135	573,619
Other long-term liabilities	46,151	37,455
Total long-term liabilities	3,050,741	2,967,240
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 452,665,754 and 449,718,317 issued at June 30, 2021 and December 31, 2020, respectively	4,527	4,497
Additional paid-in capital	2,322,233	2,307,220
Accumulated deficit	(1,782,511)	(1,634,556)
Treasury stock, at cost, 44,263,269 shares at June 30, 2021 and December 31, 2020, respectively	(237,007)	(237,007)
Total stockholders’ equity	307,242	440,154
Total liabilities and stockholders’ equity	$4,003,272	$3,867,593
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues and other income:
Oil and gas revenue	$384,045	$127,314	$560,519	$305,094
Gain on sale of assets	—	—	26	—
Other income, net	74	—	144	1
Total revenues and other income	384,119	127,314	560,689	305,095
Costs and expenses:
Oil and gas production	115,803	88,747	161,555	150,350
Facilities insurance modifications, net	1,270	52	1,941	8,090
Exploration expenses	9,289	15,711	17,470	60,316
General and administrative	21,728	18,186	44,169	39,097
Depletion, depreciation and amortization	151,161	121,857	227,702	215,159
Impairment of long-lived assets	—	—	—	150,820
Interest and other financing costs, net	39,326	28,274	63,854	56,109
Derivatives, net	111,921	100,075	214,382	(35,963)
Other expenses, net	(2,659)	1,228	809	25,157
Total costs and expenses	447,839	374,130	731,882	669,135
Loss before income taxes	(63,720)	(246,816)	(171,193)	(364,040)
Income tax expense (benefit)	(6,533)	(47,425)	(23,238)	18,118
Net loss	$(57,187)	$(199,391)	$(147,955)	$(382,158)

Net loss per share:
Basic	$(0.14)	$(0.49)	$(0.36)	$(0.94)
Diluted	$(0.14)	$(0.49)	$(0.36)	$(0.94)

Weighted average number of shares used to compute net loss per share:
Basic	408,131	405,195	409,828	404,990
Diluted	408,131	405,195	409,828	404,990

Dividends declared per common share	$—	$—	$—	$0.0452

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2021:
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Dividends	—	—	90	—	—	90
Equity-based compensation	—	—	8,327	—	—	8,327
Restricted stock units	2,408	24	(24)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,018)	—	—	(1,018)
Net loss	—	—	—	(90,768)	—	(90,768)
Balance as of March 31, 2021	452,126	4,521	2,314,595	(1,725,324)	(237,007)	356,785
Dividends	—	—	29	—	—	29
Equity-based compensation	—	—	7,634	—	—	7,634
Restricted stock units	540	6	(6)	—	—	—
Tax withholdings on restricted stock units	—	—	(19)	—	—	(19)
Net loss	—	—	—	(57,187)	—	(57,187)
Balance as of June 30, 2021	452,666	$4,527	$2,322,233	$(1,782,511)	$(237,007)	$307,242

2020:
Balance as of December 31, 2019	445,779	$4,458	$2,297,221	$(1,222,970)	$(237,007)	$841,702
Dividends ($0.0452 per share)	—	—	(18,918)	—	—	(18,918)
Equity-based compensation	—	—	10,078	—	—	10,078
Restricted stock units	3,590	36	(36)	—	—	—
Tax withholdings on restricted stock units	—	—	(4,947)	—	—	(4,947)
Net loss	—	—	—	(182,767)	—	(182,767)
Balance as of March 31, 2020	449,369	4,494	2,283,398	(1,405,737)	(237,007)	645,148
Dividends	—	—	24	—	—	24
Equity-based compensation	—	—	8,406	—	—	8,406
Restricted stock awards and units	206	2	(2)	—	—	—
Net loss	—	—	—	(199,391)	—	(199,391)
Balance as of June 30, 2020	449,575	$4,496	$2,291,826	$(1,605,128)	$(237,007)	$454,187

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(147,955)	$(382,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	232,893	219,634
Deferred income taxes	(69,485)	23,650
Unsuccessful well costs and leasehold impairments	4,865	20,855
Impairment of long-lived assets	—	150,820
Change in fair value of derivatives	223,159	(31,615)
Cash settlements on derivatives, net (including $(87.4) million and $42.4 million on commodity hedges during 2021 and 2020)	(96,615)	34,814
Equity-based compensation	15,889	17,693
Gain on sale of assets	(26)	—
Loss on extinguishment of debt	15,223	2,215
Other	(666)	6,529
Changes in assets and liabilities:
(Increase) decrease in receivables	(13,365)	57,593
Increase in inventories	(6,552)	(17,715)
(Increase) decrease in prepaid expenses and other	1,467	(3,464)
Increase (decrease) in accounts payable	51,158	(3,813)
Increase (decrease) in accrued liabilities	32,265	(157,874)
Net cash provided by (used in) operating activities	242,255	(62,836)
Investing activities
Oil and gas assets	(290,399)	(135,242)
Other property	(140)	(1,536)
Proceeds on sale of assets	1,932	1,713
Notes receivable from partners	(36,181)	(42,362)
Net cash used in investing activities	(324,788)	(177,427)
Financing activities
Borrowings under long-term debt	100,000	150,000
Payments on long-term debt	(400,000)	—
Advances under production prepayment agreement	—	50,000
Net proceeds from issuance of senior notes	444,375	—
Tax withholdings on restricted stock units	(1,037)	(4,947)
Dividends	(444)	(19,181)
Deferred financing costs	(17,062)	(136)
Net cash provided by financing activities	125,832	175,736
Net increase (decrease) in cash, cash equivalents and restricted cash	43,299	(64,527)
Cash, cash equivalents and restricted cash at beginning of period	149,764	229,346
Cash, cash equivalents and restricted cash at end of period	$193,063	$164,819

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$44,540	$58,096
Income taxes, net of refund received	$22,056	$54,199

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The interim consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These interim consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$149,550	$149,027
Restricted cash - current	43,208	195
Restricted cash - long-term	305	542
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$193,063	$149,764

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the

Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of June 30, 2021 we have restricted cash of approximately $42.9 million to meet our requirements. In February 2021, we amended certain terms of the GoM Term Loan agreement, and as a result we restricted cash of $20.0 million as of March 31, 2021. In the second quarter of 2021 this restriction was released under the terms of the GoM Term Loan agreement, and as a result we released the restriction on the $20.0 million as of June 30, 2021.

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

Inventories

Inventories consisted of $133.1 million and $127.5 million of materials and supplies and $1.8 million and $1.5 million of hydrocarbons as of June 30, 2021 and December 31, 2020, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$84,699	$28,147	$111,131	$52,518
Revenues from contract with customer - Ghana	196,536	64,577	255,886	114,250
Revenues from contract with customers - U.S. Gulf of Mexico	107,890	39,222	202,279	142,674
Provisional oil sales contracts	(5,080)	(4,632)	(8,777)	(4,348)
Oil and gas revenue	$384,045	$127,314	$560,519	$305,094

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

In Ghana, the foreign contractor group funded GNPC’s 5% share of the TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of June 30, 2021 and December 31, 2020, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $5.8 million and $5.8 million, respectively, and the long-term portions were $24.0 million and $21.2 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us separately to finance the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in 2023. Kosmos’ share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of June 30, 2021 and December 31, 2020, the balance due from the national oil companies was $136.0 million and $96.3 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Oil and gas properties:
Proved properties	$5,624,584	$5,369,737
Unproved properties	512,821	495,390
Total oil and gas properties	6,137,405	5,865,127
Accumulated depletion	(2,770,605)	(2,554,851)
Oil and gas properties, net	3,366,800	3,310,276

Other property	58,684	59,949
Accumulated depreciation	(50,841)	(49,312)
Other property, net	7,843	10,637

Property and equipment, net	$3,374,643	$3,320,913

We recorded depletion expense of $145.1 million and $115.7 million for the three months ended June 30, 2021 and 2020, respectively, and $215.8 million and $202.9 million for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, no oil and gas asset impairments were recorded. During the six months ended June 30, 2021 and 2020, we recorded asset impairments totaling zero and $150.8 million, respectively, in our consolidated statement of operations in connection with fair value assessments for oil and gas proved properties.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the six months ended June 30, 2021.

June 30, 2021
(In thousands)
Beginning balance	$186,289
Additions to capitalized exploratory well costs pending the determination of proved reserves	15,105
Reclassification due to determination of proved reserves	(201)
Capitalized exploratory well costs charged to expense	—
Ending balance	$201,193

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2021	December 31, 2020
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$9,755	$—
Exploratory well costs capitalized for a period of one to two years	29,591	28,692
Exploratory well costs capitalized for a period of three to five years	161,847	157,597
Ending balance	$201,193	$186,289
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of June 30, 2021, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania, the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

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

7. Debt

	June 30, 2021	December 31, 2020
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$1,200,000
Corporate Revolver	—	100,000
7.125% Senior Notes	650,000	650,000
7.500% Senior Notes	450,000	—
GoM Term Loan	200,000	200,000
Total	2,300,000	2,150,000
Unamortized deferred financing costs and discounts	(53,588)	(38,569)
Total debt, net	2,246,412	2,111,431
Less: Current maturities of long-term debt	(22,500)	(7,500)
Long-term debt, net	$2,223,912	$2,103,931
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of June 30, 2021, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the facility was $235.2 million. In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. The amendments to the terms of the Facility included the following:

•the extension of the maturity date by two years (final maturity date now occurs on March 31, 2027),

•the extension of the amortization schedule such that amortization of principal is to commence on March 31, 2024 and continue in equal amounts every six months thereafter until the maturity date,

•an increase in the interest margin by 0.5% (applicable interest margin for the first three years is now LIBOR +3.75%),

•the incorporation of a mechanism for two ESG key performance indicators (“KPIs”) to impact the interest margin either positively or negatively based upon delivering emissions targets and achieving certain third party ESG ratings,

•an increase in the Loan Life Coverage Ratio from 1.10x to 1.30x after March 31, 2024,

•the removal of Kosmos Energy Investments Senegal Limited, Kosmos Energy Senegal and Kosmos Energy Mauritania as borrowers, guarantors and pledged subsidiaries, and

•a reduction in the Facility size to $1.25 billion (from $1.5 billion).

As amended, the Facility has an available borrowing base of approximately $1.24 billion. As part of the amendment, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021. The Facility amendment contains other customary representations and warranties, covenants and informational undertakings, in each case, subject to certain exceptions and conditions. The Facility amendment also provides for certain customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency, judgment defaults, and repudiation or rescission of certain documents supporting the amendment. If such an event of default occurs, the agents under such amendment are entitled to take various actions, including the cancellation of any outstanding commitments, acceleration of amounts due thereunder and taking certain permitted enforcement actions under the ancillary security documents, subject in each case to the terms of the Facility amendment and such security documents.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500%

Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of June 30, 2021 we have restricted cash of approximately $42.9 million to meet our requirements.

As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, our ability to comply with one of our financial covenants, the debt cover ratio, may be impacted in future periods. Therefore, in July 2020, we proactively worked with our lender group, prior to any inability to comply with the financial covenants thereunder, to amend the debt cover ratio calculation through December 31, 2021. The amendment makes this covenant less restrictive during the stated period up to a maximum of 4.75x and thereafter gradually returns to the originally agreed upon ratio of 3.5x. We were in compliance with the financial covenants as of the most recent assessment date. The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of June 30, 2021, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $400.0 million.

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

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the 7.125% Senior Notes as of June 30, 2021. The 7.125% Senior Notes contain customary cross default provisions.

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
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred. We were in compliance with the financial covenants contained in the 7.500% Senior Notes as of June 30, 2021. The 7.500% Senior Notes contain customary cross default provisions.
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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of as of June 30, 2021 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Principal Debt Repayments

At June 30, 2021, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2021(2)	2022	2023	2024	2025	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,300,000	$7,500	$30,000	$30,000	$200,455	$402,692	$1,629,353
__________________________________
(1)Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of the 7.125% Senior Notes, the $450.0 million aggregate principal amount of the 7.500% Senior Notes and borrowings under the Facility, Corporate Revolver and GoM Term Loan. The scheduled maturities of debt related to the Facility as of June 30, 2021 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period July 1, 2021 through December 31, 2021.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest expense	$35,740	$28,504	$67,175	$60,270
Amortization—deferred financing costs	2,620	2,192	5,191	4,475
Loss on extinguishment of debt	15,223	2,215	15,223	2,215
Capitalized interest	(11,063)	(5,729)	(19,704)	(12,256)
Deferred interest	70	1,182	(124)	1,496
Interest income	(4,247)	(1,023)	(6,072)	(2,102)
Other, net	983	933	2,165	2,011
Interest and other financing costs, net	$39,326	$28,274	$63,854	$56,109

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2021. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2021:
Jul — Dec	Swaps with sold puts	Dated Brent	3,000	$—	$53.96	$42.92	$—	$—
Jul — Dec	Three-way collars	Dated Brent	1,500	0.45	—	32.50	40.00	53.47
Jul — Dec	Three-way collars	NYMEX WTI	500	1.00	—	37.50	45.00	55.00
Jul — Dec	Sold calls(1)	Dated Brent	3,500	—	—	—	—	70.09
2022:
Jan — Dec	Three-way collars	Dated Brent	1,500	1.05	—	40.00	50.00	70.00
Jan — Dec	Two-way collars	Dated Brent	3,000	1.26	—	—	55.00	76.67
Jan — Dec	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions

In July 2021, we entered into Dated Brent three-way collar contracts for 1.0 MMBbl from January 2022 through December 2022 with a sold put price of $45.00 per barrel, a floor price of $60.00 per barrel and a ceiling price of $80.00 per barrel.

The following tables disclose the Company’s derivative instruments as of June 30, 2021 and December 31, 2020, and gain/(loss) from derivatives during the three and six months ended June 30, 2021 and 2020, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2021	December 31, 2020
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$15,414
Provisional oil sales	Receivables: Oil Sales	(287)	(677)
Commodity	Derivatives assets—long-term	—	964
Derivative liabilities:
Commodity	Derivatives liabilities—current	(127,255)	(28,009)
Commodity	Derivatives liabilities—long-term	(19,379)	(8,069)
Total derivatives not designated as hedging instruments		$(146,921)	$(20,377)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2021	2020	2021	2020
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(5,080)	$(4,632)	$(8,777)	$(4,348)
Commodity	Derivatives, net	(111,921)	(100,075)	(214,382)	35,963
Total derivatives not designated as hedging instruments		$(117,001)	$(104,707)	$(223,159)	$31,615

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2021 and December 31, 2020, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2021
Assets:
Commodity derivatives	$—	$—	$—	$—
Provisional oil sales	—	(287)	—	(287)
Liabilities:
Commodity derivatives	—	(146,634)	—	(146,634)
Total	$—	$(146,921)	$—	$(146,921)
December 31, 2020
Assets:
Commodity derivatives	$—	$16,378	$—	$16,378
Provisional oil sales	—	(677)	—	(677)
Liabilities:
Commodity derivatives	—	(36,078)	—	(36,078)
Total	$—	$(20,377)	$—	$(20,377)

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

Debt

The following table presents the carrying values and fair values at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$644,038	$640,224	$643,524	$613,412
7.500% Senior Notes	444,575	445,770	—	—
GoM Term Loan	200,000	200,000	200,000	200,000
Corporate Revolver	—	—	100,000	100,000
Facility	1,000,000	1,000,000	1,200,000	1,200,000
Total	$2,288,613	$2,285,994	$2,143,524	$2,113,412

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

As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we reviewed our long-lived assets for impairment at March 31, 2020, which resulted in impairment charges of $150.8 million, reducing the carrying value of the properties to their estimated fair values of $243.7 million. During the fourth quarter of 2020 the Company recorded additional impairment charges totaling approximately $3.2 million resulting in impairment charges totaling $154.0 million for the year ended December 31, 2020. During the three and six months ended June 30, 2021, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience further declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $7.6 million and $8.3 million during the three months ended June 30, 2021 and 2020, respectively, and $15.9 million and $17.7 million during the six months ended June 30, 2021 and 2020, respectively. The total tax benefit for the three months ended June 30, 2021 and 2020 was $1.5 million and $1.7 million, respectively, and $2.9 million and $3.8 million during the six months ended June 30, 2021 and 2020, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of nil and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $4.8 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively. The fair value of awards vested during the three months ended June 30, 2021 and 2020 was $1.8 million and $0.4 million, respectively, and $8.4 million and $25.8 million during the six months ended June 30, 2021 and 2020, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of June 30, 2021:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2020	4,840	$5.34	7,859	$8.11
Granted(1)	2,794	2.54	6,703	3.91
Forfeited(1)	(401)	4.23	(1,869)	9.14
Vested	(2,320)	5.13	(1,065)	5.53
Outstanding at June 30, 2021	4,913	3.93	11,628	5.49
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

As of June 30, 2021, total equity-based compensation to be recognized on unvested restricted stock units is $36.0 million over a weighted average period of 1.85 years. In April 2021, the board of directors approved an amendment to the LTIP to add 11.0 million shares to the plan, which was approved by our stockholders at the Annual Stockholders Meeting in June 2021. At June 30, 2021, the Company had approximately 10.7 million shares that remain available for issuance under the LTIP.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
United States	$(16,798)	$(79,703)	$(38,640)	$(269,840)
Foreign	(46,922)	(167,113)	(132,553)	(94,200)
Income (loss) before income taxes	$(63,720)	$(246,816)	$(171,193)	$(364,040)

For the three months ended June 30, 2021 and 2020, our effective tax rate was 10% and 19%, respectively. For the six months ended, June 30, 2021 and 2020, our effective tax rate was 14% and 5%, respectively. For the three and six months ended June 30, 2021 and 2020, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations,
•Jurisdictions that have a 0% statutory rate or where we have incurred losses and have recorded valuation allowances against the corresponding net deferred tax assets, and
•Other non-deductible expenses primarily in the U.S.
Additionally, for the three and six months ended, June 30, 2020, our overall effective tax rate was impacted by:
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

12. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(57,187)	$(199,391)	$(147,955)	$(382,158)
Denominator:
Weighted average number of shares outstanding:
Basic	408,131	405,195	409,828	404,990
Restricted stock awards and units(1)	—	—	—	—
Diluted	408,131	405,195	409,828	404,990
Net loss per share:
Basic	$(0.14)	$(0.49)	$(0.36)	$(0.94)
Diluted	$(0.14)	$(0.49)	$(0.36)	$(0.94)
__________________________________
(1)We excluded outstanding restricted stock units of 15.7 million and 11.6 million for the three months ended June 30, 2021 and 2020, respectively, and 14.7 million and 11.3 million for the six months ended June 30, 2021 and 2020, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

Performance Obligations

As of June 30, 2021 and December 31, 2020, the Company had performance bonds totaling $229.3 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.5 million and $7.1 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields. As of June 30, 2021 and December 31, 2020, we had zero cash collateral against these secured performance bonds.

Dividends

On March 26, 2020, the quarterly cash dividend of $0.0452 per common share was paid to stockholders of record as of March 5, 2020. In March 2020, in response to economic conditions, including oil price volatility and the impact of the COVID-19 pandemic, the Board of Directors decided to suspend the dividend.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Accrued liabilities:
Exploration, development and production	$49,722	$89,162
Revenue payable	26,716	15,079
Current asset retirement obligations	7,197	7,255
General and administrative expenses	18,037	4,988
Interest	25,460	23,725
Income taxes	61,453	37,344
Taxes other than income	3,529	2,815
Derivatives	25,818	17,475
Other	5,014	5,417
	$222,946	$203,260

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the six months ended June 30, 2021:

June 30, 2021
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$251,421
Liabilities incurred during period	3,255
Liabilities settled during period	(616)
Revisions in estimated retirement obligations	388
Accretion expense	9,913
Ending asset retirement obligations	$264,361

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Loss on disposal of inventory	$215	$361	$582	$1,828
(Gain) loss on asset retirement obligations liability settlements	357	(28)	386	2,122
Restructuring charges	18	(575)	837	13,340
Other, net	(3,249)	1,470	(996)	7,867
Other expenses, net	$(2,659)	$1,228	$809	$25,157

The restructuring charges are for employee severance and related benefit costs incurred as part of a corporate reorganization.

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At June 30, 2021, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2021
Revenues and other income:
Oil and gas revenue	$191,826	$84,329	$—	$107,890	$—	$—	$384,045
Gain on sale of assets	—	—	—	—	—	—	—
Other income, net	1	—	—	443	144,426	(144,796)	74
Total revenues and other income	191,827	84,329	—	108,333	144,426	(144,796)	384,119
Costs and expenses:
Oil and gas production	57,313	31,715	—	26,775	—	—	115,803
Facilities insurance modifications, net	1,269	—	—	—	1	—	1,270
Exploration expenses	43	684	1,557	5,418	1,587	—	9,289
General and administrative	2,884	1,251	2,724	3,204	44,539	(32,874)	21,728
Depletion, depreciation and amortization	87,639	19,284	16	43,796	426	—	151,161
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	8,138	(403)	(12,396)	4,295	39,692	—	39,326
Derivatives, net	—	—	—	—	111,921	—	111,921
Other expenses, net	87,867	13,798	(3,026)	11,048	(425)	(111,921)	(2,659)
Total costs and expenses	245,153	66,329	(11,125)	94,536	197,741	(144,795)	447,839
Loss before income taxes	(53,326)	18,000	11,125	13,797	(53,315)	(1)	(63,720)
Income tax expense (benefit)	(18,120)	11,565	—	—	22	—	(6,533)
Net loss	$(35,206)	$6,435	$11,125	$13,797	$(53,337)	$(1)	$(57,187)

Consolidated capital expenditures	$26,011	$19,669	$82,672	$20,219	$327	$1,917	$150,815

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2021
Revenues and other income:
Oil and gas revenue	$245,879	$112,361	$—	$202,279	$—	$—	$560,519
Gain on sale of assets	—	—	—	—	26	—	26
Other income, net	1	—	—	772	281,925	(282,554)	144
Total revenues and other income	245,880	112,361	—	203,051	281,951	(282,554)	560,689
Costs and expenses:
Oil and gas production	69,699	43,344	—	48,512	—	—	161,555
Facilities insurance modifications, net	1,940	—	—	—	1	—	1,941
Exploration expenses	75	2,577	3,731	6,566	4,521	—	17,470
General and administrative	5,471	2,302	4,697	8,443	89,644	(66,388)	44,169
Depletion, depreciation and amortization	111,274	28,475	31	87,047	875	—	227,702
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	20,054	(772)	(22,212)	8,861	59,707	(1,784)	63,854
Derivatives, net	—	—	—	—	214,382	—	214,382
Other expenses, net	158,988	30,867	(2,242)	25,537	2,041	(214,382)	809
Total costs and expenses	367,501	106,793	(15,995)	184,966	371,171	(282,554)	731,882
Loss before income taxes	(121,621)	5,568	15,995	18,085	(89,220)	—	(171,193)
Income tax expense (benefit)	(41,988)	14,199	—	—	4,551	—	(23,238)
Net loss	$(79,633)	$(8,631)	$15,995	$18,085	$(93,771)	$—	$(147,955)

Consolidated capital expenditures	$30,635	$31,093	$155,424	$44,486	$5,726	$—	$267,364

As of June 30, 2021
Property and equipment, net	$1,214,334	$432,087	$751,237	$955,805	$21,180	$—	$3,374,643
Total assets	$1,290,106	$797,425	$1,105,754	$3,198,153	$13,985,966	$(16,374,132)	$4,003,272
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

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$290,399	$135,242
Other property	140	1,536
Adjustments:
Changes in capital accruals	(15,830)	(20,392)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	12,605	39,461
Capitalized interest	(19,704)	(12,256)
Proceeds on sale of assets	(858)	—
Other	612	7,260
Total consolidated capital expenditures	$267,364	$150,851
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

16. Subsequent Events

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies in China) to an affiliate of BP (“BP Buyer”). The FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project.

BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the FPSO to BP Buyer will occur after construction is complete and the FPSO has entered international waters, with the lease to BP Operator becoming effective on the same date, currently estimated to be late third quarter of 2022.

In July 2021, the Company commenced drilling the Zora infrastructure-led exploration prospect located in DeSoto Canyon Block 266 (37.5% working interest). The well did not find hydrocarbons and is currently being plugged and abandoned. The well results will be integrated into the ongoing evaluation of the surrounding area. The Company expects to record approximately $11.0 million of exploration expenses in the third quarter related to the well.

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

The ongoing COVID-19 pandemic that emerged at the beginning of 2020 has resulted in travel restrictions, including border closures, travel bans, social distancing restrictions and office closures being ordered in the various countries in which we operate, impacting some of our business operations. These ongoing restrictions have had an impact on the supply chain, resulting in the delay of various operational projects. Globally, the impact of COVID-19 has impacted demand for oil, which also resulted in significant variations in oil prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on oil prices.

Recent Developments

Corporate

In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. As part of the amendment, Kosmos elected to lower the overall facility size from $1.5 billion to $1.25 billion to reduce reliance on the RBL facility and commitment costs following the completion of the Company’s senior notes issuance in March 2021. The amendment includes a two-year tenor extension, with the Facility’s final maturity now in March 2027. As amended, the Facility has an available borrowing base of approximately $1.24 billion.

Ghana

During the second quarter of 2021, Ghana production averaged approximately 105,900 Bopd gross (21,900 Bopd net). Jubilee production averaged approximately 70,900 Bopd gross (16,200 Bopd net) with consistent water injection and gas offtake and TEN production averaged approximately 35,000 Bopd gross (5,700 Bopd net). In the second quarter of 2021, operations re-commenced on a multi-year development drilling program, with successful drilling of one producer and one water injector well in the Jubilee Field. The first Jubilee producer well (J-56P) started production in July 2021 and the Jubilee injector well (J-55W) is expected online in the third quarter of 2021. The rig is then scheduled to drill and complete a TEN gas injector well and a second Jubilee producer well later in the year with the Jubilee producer well expected online around year-end.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 20,400 Boepd net (~82% oil) for the second quarter of 2021. In April 2021, the Kodiak #3 infill well located in Mississippi Canyon Block 727 (29.1% working interest) was brought online with one of two zones intermittently producing. We are currently working with our partners to evaluate the best intervention options to enhance production from the well.

During the second quarter of 2021, the Tornado-5 infill well located in the Green Canyon Block 281 (35.0% working interest) was successfully drilled and completed. The Tornado-5 well was brought online in July 2021.

The Winterfell (formerly known as Monarch) exploration prospect was spud in the fourth quarter of 2020. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2021, we announced the well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. We are working with our partners on an appraisal plan, including the planned drilling of an appraisal well expected to be spud in the third quarter of 2021, and development options for the discovery.

In July 2021, the Company commenced drilling the Zora infrastructure-led exploration prospect located in DeSoto Canyon Block 266 (37.5% working interest). The well did not find hydrocarbons and is currently being plugged and abandoned. The well results will be integrated into the ongoing evaluation of the surrounding area. The Company expects to record approximately $11.0 million of exploration expenses in the third quarter related to the well.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 29,100 Bopd gross (9,400 Bopd net) in the second quarter of 2021 with significant downtime in the quarter related to scheduled facilities upgrades which are now substantially complete. As a result of higher oil prices, we realized lower entitlement barrels during the quarter. In April 2021, one ESP conversion was completed with remaining two ESP conversions planned to be completed following completion of the Okume upgrade project. The first of three infill wells in the Okume Complex was spudded in June 2021 with positive initial results. Hookup has commenced for the first well and the rig will now move to the second well location. All three wells are expected to be online in the fourth quarter of 2021.

Mauritania and Senegal

During the first quarter of 2021, BP, as the operator of the Cayar block offshore Senegal, provided notice to the Government of Senegal extending the current license phase in order to provide the block owners additional time to evaluate the natural gas market for the natural gas discovery at Yakaar Teranga. On July 5, 2021 a presidential decree was issued extending the term of the license for up to an additional three years.

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continues to make steady progress in 2021 with the following milestones achieved in the second quarter:

•the four remaining sponsons have been integrated in the final dry dock of the floating LNG vessel,

•the living quarters have been installed in the FPSO,

•seven caissons have now been transported offshore with three caissons installed, and

•all subsea trees have been constructed.

Project partners have received notice that the delivery of the Tortue FPSO is likely to be slightly delayed due to labor shortages in China following a ramp up in activity at the shipyard as the COVID-19 pandemic recedes. This delay, currently anticipated to be around three months, is expected to push the timing of first gas to the third quarter of 2023.

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies in China) to an affiliate of BP (“BP Buyer”). The FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project.

BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the FPSO to BP Buyer will occur after construction is complete and the FPSO has entered international waters, with the lease to BP Operator becoming effective on the same date, currently estimated to be late third quarter of 2022.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and six months ended June 30, 2021 and 2020 are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,689	5,751	8,630	9,202
Gas (MMcf)	1,221	1,303	2,547	3,284
NGL (MBbl)	127	142	254	335
Total (MBoe)	6,020	6,110	9,309	10,084
Total (Boepd)	66,150	67,145	51,428	55,408

Revenues:
Oil sales	$377,632	$124,813	$546,782	$296,729
Gas sales	3,679	2,113	8,219	5,832
NGL sales	2,734	388	5,518	2,533
Total revenues	$384,045	$127,314	$560,519	$305,094

Average oil sales price per Bbl	$66.38	$21.70	$63.36	$32.25
Average gas sales price per Mcf	3.01	1.62	3.23	1.78
Average NGL sales price per Bbl	21.52	2.73	21.72	7.56
Average total sales price per Boe	63.80	20.84	60.22	30.25

Costs:
Oil and gas production, excluding workovers	$112,301	$87,726	$154,793	$145,143
Oil and gas production, workovers	3,502	1,021	6,762	5,207
Total oil and gas production costs	$115,803	$88,747	$161,555	$150,350

Depletion, depreciation and amortization	$151,161	$121,857	$227,702	$215,159

Average cost per Boe:
Oil and gas production, excluding workovers	$18.66	$14.36	$16.63	$14.39
Oil and gas production, workovers	0.58	0.17	0.73	0.52
Total oil and gas production costs	19.24	14.53	17.36	14.91

Depletion, depreciation and amortization	25.11	19.94	24.46	21.34
Total	$44.35	$34.47	$41.82	$36.25

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2021:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.24	—	—	9	2.17
TEN	—	—	—	—	—	—	5	0.85
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	1	0.43	—	—	—	—
U.S. Gulf of Mexico
Winterfell	—	—	—	—	1	0.18	—	—
Tornado 5	—	—	1	0.35	—	—	—	—
Mauritania / Senegal
Mauritania C8	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	3	0.80	1	0.27
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	3	1.02	10	2.84	15	3.29

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$384,045	$127,314	$256,731
Gain on sale of assets	—	—	—
Other income, net	74	—	74
Total revenues and other income	384,119	127,314	256,805
Costs and expenses:
Oil and gas production	115,803	88,747	27,056
Facilities insurance modifications, net	1,270	52	1,218
Exploration expenses	9,289	15,711	(6,422)
General and administrative	21,728	18,186	3,542
Depletion, depreciation and amortization	151,161	121,857	29,304
Interest and other financing costs, net	39,326	28,274	11,052
Derivatives, net	111,921	100,075	11,846
Other expenses, net	(2,659)	1,228	(3,887)
Total costs and expenses	447,839	374,130	73,709
Loss before income taxes	(63,720)	(246,816)	183,096
Income tax benefit	(6,533)	(47,425)	40,892
Net loss	$(57,187)	$(199,391)	$142,204

Oil and gas revenue.  Oil and gas revenue increased by $256.7 million as a result of higher oil prices offset by slightly lower sales volumes. We sold 6,020 MBoe at an average realized price per barrel equivalent of $63.80 during the three months ended June 30, 2021 and 6,110 MBoe at an average realized price per barrel equivalent of $20.84 during the three months ended June 30, 2020.

Oil and gas production.  Oil and gas production costs increased by $27.1 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 primarily as a result of field production mix in the U.S. Gulf of Mexico and lower production volumes in the TEN field offshore Ghana and Equatorial Guinea resulting in higher accrued costs per barrel sold.

General and administrative.  General and administrative costs increased by $3.5 million during the three months ended June 30, 2021, as compared with the three months ended June 30, 2020 primarily as a result of not accruing employee bonuses in 2020 as part of management’s response to COVID-19.

Exploration expenses.  Exploration expenses decreased by $6.4 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease is primarily a result of lower geological, geophysical, and seismic costs incurred in 2021 versus the prior period related to the U.S. Gulf of Mexico business unit and other exploration license areas sold to Shell in 2020.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $29.3 million during the three months ended June 30, 2021, as compared with the three months ended June 30, 2020 primarily as a result of a reduction of proved reserves recorded in the fourth quarter of 2020 and field production mix.

Interest and other financing costs, net.  Interest and other financing costs, net increased $11.1 million primarily as a result of $15.2 million for loss on extinguishment of debt during the second quarter of 2021 related to the Facility amendment offset by increased interest income as compared to the three months ended June 30, 2020.

Derivatives, net.  During the three months ended June 30, 2021 and 2020, we recorded a loss of $111.9 million and a loss of $100.1 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended June 30, 2021 and 2020, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S. Additionally, for the three months ended June 30, 2020, our overall effective tax rate was impacted by a $4.9 million tax benefit associated with the Coronavirus Aid, Relief, and Economic Security ACT (“CARES ACT”).

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$560,519	$305,094	$255,425
Gain on sale of assets	26	—	26
Other income, net	144	1	143
Total revenues and other income	560,689	305,095	255,594
Costs and expenses:
Oil and gas production	161,555	150,350	11,205
Facilities insurance modifications, net	1,941	8,090	(6,149)
Exploration expenses	17,470	60,316	(42,846)
General and administrative	44,169	39,097	5,072
Depletion, depreciation and amortization	227,702	215,159	12,543
Impairment of long-lived assets	—	150,820	(150,820)
Interest and other financing costs, net	63,854	56,109	7,745
Derivatives, net	214,382	(35,963)	250,345
Other expenses, net	809	25,157	(24,348)
Total costs and expenses	731,882	669,135	62,747
Loss before income taxes	(171,193)	(364,040)	192,847
Income tax benefit	(23,238)	18,118	(41,356)
Net loss	$(147,955)	$(382,158)	$234,203

Oil and gas revenue.  Oil and gas revenue increased by $255.4 million as a result of higher oil prices offset by lower sales volumes. We sold 9,309 MBoe at an average realized price per barrel equivalent of $60.22 during the six months ended June 30, 2021 and 10,084 MBoe at an average realized price per barrel equivalent of $30.25 during the six months ended June 30, 2020.

Oil and gas production.  Oil and gas production costs increased by $11.2 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 primarily as a result of field production mix in the U.S. Gulf of Mexico and lower production volumes in the TEN field offshore Ghana resulting in higher accrued costs per barrel sold.

Facilities insurance modifications, net. During the six months ended June 30, 2021 and 2020, we recorded $2.0 million and $8.1 million, respectively related to facilities insurance modifications associated with the long-term solution to the Jubilee turret bearing.

Exploration expenses.  Exploration expenses decreased by $42.8 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease is primarily a result of lower geological, geophysical, and seismic costs incurred in 2021 versus the prior period related to the U.S. Gulf of Mexico business unit and other exploration license areas sold to Shell in 2020.

General and administrative.  General and administrative costs increased by $5.1 million during the six months ended June 30, 2021, as compared with the six months ended June 30, 2020 primarily as a result of not accruing employee bonuses in 2020 as part of management’s response to COVID-19.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $12.5 million during the six months ended June 30, 2021, as compared with the six months ended June 30, 2020 primarily as a result of a reduction of proved reserves recorded in the fourth quarter of 2020 and field production mix.

 Impairment of long-lived assets. As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we recorded asset impairments totaling $150.8 million during the six months ended June 30, 2020 for oil and gas proved properties in the U.S. Gulf of Mexico. We did not recognize impairment of proved oil and gas properties during the six months ended June 30, 2021 as no impairment indicators were identified.

Interest and other financing costs, net.  Interest and other financing costs, net increased $7.7 million primarily a result of $15.2 million for loss on extinguishment of debt during the second quarter of 2021 related to the Facility amendment offset by lower interest expense and increased interest income during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Derivatives, net.  During the six months ended June 30, 2021 and 2020, we recorded a loss of $214.4 million and a gain of $36.0 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net decreased $24.3 million primarily related to $13.3 million in restructuring charges for employee severance and related benefit costs and $4.5 million of asset impairments recorded in 2020. In addition, we received $6.3 million of insurance recoveries in 2021.

Income tax expense (benefit). For the six months ended June 30, 2021 and 2020, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S. Additionally for June 30, 2020, our overall effective tax rate was impacted by a $4.9 million tax benefit associated with the Coronavirus Aid, Relief and Economic Security ACT (“CARES ACT”).

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$242,255	$(62,836)
Net proceeds from issuance of senior notes	444,375	—
Borrowings under long-term debt	100,000	150,000
Advances under production prepayment agreement	—	50,000
Proceeds on sale of assets	1,932	1,713
	788,562	138,877
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	290,399	135,242
Other property	140	1,536
Notes receivable from partners	36,181	42,362
Payments on long-term debt	400,000	—
Purchase of treasury stock	1,037	4,947
Dividends	444	19,181
Deferred financing costs	17,062	136
	745,263	203,404
Increase (decrease) in cash, cash equivalents and restricted cash	$43,299	$(64,527)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities for the six months ended June 30, 2021 was $242.3 million compared with net cash used in operating activities for the six months ended June 30, 2020 of $62.8 million. The increase in cash provided by operating activities in the six months ended June 30, 2021 when compared to the same period in 2020 is primarily a result of increased oil prices and a positive change in working capital items.

The following table presents our net debt and liquidity as of June 30, 2021:

June 30, 2021
(In thousands)
Cash and cash equivalents	$149,550
Restricted cash	43,513
7.125% Senior Notes	650,000
7.500% Senior Notes	450,000
Borrowings under the Facility	1,000,000
Borrowings under the Corporate Revolver	—
Borrowings under the GoM Term Loan	200,000
Net debt	$2,106,937

Availability under the Facility	$235,155
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$784,705

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

2021 Capital Program
We estimate we will spend approximately $225 - $275 million of capital, excluding amounts related to Mauritania and Senegal, in our base business for the year ending December 31, 2021. Through June 30, 2021, we have spent approximately $111.9 million on base business capital expenditures.
Capital expenditures associated with the Greater Tortue project in 2021 net to Kosmos was previously estimated to be around $350 million. With the completion of the Greater Tortue FPSO sale transaction in August 2021, our 2021 capital expenditures associated with the Greater Tortue project have been reduced to approximately $190 million, with the remaining cash calls on the Greater Tortue project for 2021 covered through the proceeds of the sale. The balance of the sale proceeds, as well as the additional savings from the transfer of the remaining FPSO construction payments to BP Buyer, are expected to be largely realized in 2022.

In addition, we expect to fund the remainder of this expenditure from working capital and proceeds from the refinancing of the Carry Advance Agreements with the national oil companies of Mauritania and Senegal. Through June 30, 2021, we have spent approximately $155.4 million.
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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of June 30, 2021, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the facility was $235.2 million. In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. The amendments to the terms of the Facility included the following:

•the extension of the maturity date by two years (final maturity date now occurs on March 31, 2027),

•the extension of the amortization schedule such that amortization of principal is to commence on March 31, 2024 and continue in equal amounts every six months thereafter until the maturity date,

•an increase in the interest margin by 0.5% (applicable interest margin for the first three years is now LIBOR +3.75%),

•the incorporation of a mechanism for two ESG key performance indicators (“KPIs”) to impact the interest margin either positively or negatively based upon delivering emissions targets and achieving certain third party ESG ratings,

•an increase in the Loan Life Coverage Ratio from 1.10x to 1.30x after March 31, 2024,

•the removal of Kosmos Energy Investments Senegal Limited, Kosmos Energy Senegal and Kosmos Energy Mauritania as borrowers, guarantors and pledged subsidiaries, and

•a reduction in the Facility size to $1.25 billion (from $1.5 billion).

As amended, the Facility has an available borrowing base of approximately $1.24 billion. As part of the amendment, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of June 30, 2021 we have restricted cash of approximately $42.9 million to meet our requirements.

As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, our ability to comply with one of our financial covenants, the debt cover ratio, may be impacted in future periods. Therefore, in July 2020, we proactively worked with our lender group, prior to any inability to comply with the financial covenants thereunder, to amend the debt cover ratio calculation through December 31, 2021. The amendment makes this covenant less restrictive during the stated period up to a maximum of 4.75x and thereafter gradually returns to the originally agreed upon ratio of 3.5x. We were in compliance with the financial covenants as of the most recent assessment date. The Facility, as amended, contains customary cross default provisions.

Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of June 30, 2021, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $400.0 million.

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

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the 7.125% Senior Notes as of June 30, 2021. The 7.125% Senior Notes contain customary cross default provisions.

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
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred. We were in compliance with the financial covenants contained in the 7.500% Senior Notes as of June 30, 2021. The 7.500% Senior Notes contain customary cross default provisions.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of as of June 30, 2021 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2021 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							June 30,
	2021(2)	2022	2023	2024	2025	Thereafter	Total	2021
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$—	$650,000	$650,000	$(640,224)
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	(445,770)

Variable rate debt:
Weighted average interest rate on variable rate debt	4.29%	4.35%	4.68%	5.37%	5.73%	6.33%
Facility(1)	$—	$—	$—	$170,455	$300,192	$529,353	$1,000,000	$(1,000,000)
GoM Term Loan	7,500	30,000	30,000	30,000	102,500	—	200,000	(200,000)

Total principal debt repayments(1)	$7,500	$30,000	$30,000	$200,455	$402,692	$1,629,353	$2,300,000
Interest & commitment fee payments on long-term debt	70,751	137,244	136,967	138,155	123,962	132,939	740,018
Operating leases	1,347	4,016	4,087	4,158	4,229	15,180	33,017
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of June 30, 2021. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period July 1, 2021 through December 31, 2021.

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
We currently have a commitment to drill two exploration wells in Mauritania.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2021, our off-balance sheet arrangements and transactions include short-term operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2021:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2020	$(20,377)
Changes in contract fair value	(223,159)
Contract maturities	96,615
Fair value of contracts outstanding as of June 30, 2021	$(146,921)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first six months of 2021 ranged between $50.34 and $76.44 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first six months of 2021.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2021. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			June 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2021(2)
									(In thousands)
2021:
Jul — Dec	Swaps with sold puts	Dated Brent	3,000	$—	$53.96	$42.92	$—	$—	$(54,102)
Jul — Dec	Three-way collars	Dated Brent	1,500	0.45	—	32.50	40.00	53.47	(28,825)
Jul — Dec	Three-way collars	NYMEX WTI	500	1.00	—	37.50	45.00	55.00	(8,725)
Jul — Dec	Sold calls(1)	Dated Brent	3,500	—	—	—	—	70.09	(19,166)
2022:
Jan — Dec	Three-way collars	Dated Brent	1,500	1.05	—	40.00	50.00	70.00	(9,688)
Jan — Dec	Two-way collars	Dated Brent	3,000	1.26	—	—	55.00	76.67	(6,744)
Jan — Dec	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00	(19,384)
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions
(2)Fair values are based on the average forward oil prices on June 30, 2021.

In July 2021, we entered into Dated Brent three-way collar contracts for 1.0 MMBbl from January 2022 through December 2022 with a sold put price of $45.00 per barrel, a floor price of $60.00 per barrel and a ceiling price of $80.00 per barrel.

At June 30, 2021, our open commodity derivative instruments were in a net liability position of $146.6 million. As of June 30, 2021, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $78.7 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $74.6 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of June 30, 2021 total $1.2 billion and have a weighted average interest rate of 4.3%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $0.1 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 9, 2021	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1
Amended and Restated Facility Agreement, effective May 12, 2021 among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, ABSA Bank Limited, Credit Agricole Corporate and Investment Bank, ING Belgium SA/NV, Natixis, N.B.S.A Limited, Societe Generale, London Branch, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, and SMBC Bank International PLC.

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