Form 10-Q
period 2021-09-30
Kosmos Energy Ltd.
filed 2021-11-08
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2021
Common Shares, $0.01 par value	451,889,062

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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“H&M”	Hull and Machinery insurance.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.

“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“NYSE”	New York Stock Exchange.
“Ophir”	Ophir Energy plc.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trafigura”	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,329	$149,027
Restricted cash	43,208	195
Receivables:
Joint interest billings, net	26,147	26,002
Oil sales	31,740	44,491
Other	17,970	8,320
Inventories	152,950	128,972
Prepaid expenses and other	32,577	27,870
Derivatives	—	15,414
Total current assets	415,921	400,291
Property and equipment:
Oil and gas properties, net	3,435,384	3,310,276
Other property, net	7,513	10,637
Property and equipment, net	3,442,897	3,320,913
Other assets:
Restricted cash	305	542
Long-term receivables	271,295	117,497
Deferred financing costs, net of accumulated amortization of $19,258 and $17,296 at September 30, 2021 and December 31, 2020, respectively	1,744	3,706
Derivatives	—	964
Other	21,562	23,680
Total assets	$4,153,724	$3,867,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$143,155	$221,430
Accrued liabilities	180,725	203,260
Current maturities of long-term debt	30,000	7,500
Derivatives	107,863	28,009
Total current liabilities	461,743	460,199
Long-term liabilities:
Long-term debt, net	2,368,240	2,103,931
Derivatives	21,548	8,069
Asset retirement obligations	265,409	244,166
Deferred tax liabilities	505,253	573,619
Other long-term liabilities	244,779	37,455
Total long-term liabilities	3,405,229	2,967,240
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 453,004,504 and 449,718,317 issued at September 30, 2021 and December 31, 2020, respectively	4,530	4,497
Additional paid-in capital	2,330,337	2,307,220
Accumulated deficit	(1,811,108)	(1,634,556)
Treasury stock, at cost, 44,263,269 shares at September 30, 2021 and December 31, 2020, respectively	(237,007)	(237,007)
Total stockholders’ equity	286,752	440,154
Total liabilities and stockholders’ equity	$4,153,724	$3,867,593
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues and other income:
Oil and gas revenue	$198,936	$224,786	$759,455	$529,880
Gain on sale of assets	1,538	—	1,564	—
Other income, net	66	1	210	2
Total revenues and other income	200,540	224,787	761,229	529,882
Costs and expenses:
Oil and gas production	50,316	84,277	211,871	234,627
Facilities insurance modifications, net	1,554	2,465	3,495	10,555
Exploration expenses	23,982	13,977	41,452	74,293
General and administrative	22,459	18,269	66,628	57,366
Depletion, depreciation and amortization	64,914	111,231	292,616	326,390
Impairment of long-lived assets	—	—	—	150,820
Interest and other financing costs, net	26,873	27,068	90,727	83,177
Derivatives, net	38,224	1,187	252,606	(34,776)
Other expenses, net	194	2,805	1,003	27,962
Total costs and expenses	228,516	261,279	960,398	930,414
Loss before income taxes	(27,976)	(36,492)	(199,169)	(400,532)
Income tax expense (benefit)	621	892	(22,617)	19,010
Net loss	$(28,597)	$(37,384)	$(176,552)	$(419,542)

Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.43)	$(1.04)
Diluted	$(0.07)	$(0.09)	$(0.43)	$(1.04)

Weighted average number of shares used to compute net loss per share:
Basic	408,520	405,409	408,009	405,131
Diluted	408,520	405,409	408,009	405,131

Dividends declared per common share	$—	$—	$—	$0.0452

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2021:
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Dividends	—	—	90	—	—	90
Equity-based compensation	—	—	8,327	—	—	8,327
Restricted stock units	2,408	24	(24)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,018)	—	—	(1,018)
Net loss	—	—	—	(90,768)	—	(90,768)
Balance as of March 31, 2021	452,126	4,521	2,314,595	(1,725,324)	(237,007)	356,785
Dividends	—	—	29	—	—	29
Equity-based compensation	—	—	7,634	—	—	7,634
Restricted stock units	540	6	(6)	—	—	—
Tax withholdings on restricted stock units	—	—	(19)	—	—	(19)
Net loss	—	—	—	(57,187)	—	(57,187)
Balance as of June 30, 2021	452,666	4,527	2,322,233	(1,782,511)	(237,007)	307,242
Dividends	—	—	21	—	—	21
Equity-based compensation	—	—	8,149	—	—	8,149
Restricted stock units	339	3	(3)	—	—	—
Tax withholdings on restricted stock units	—	—	(63)	—	—	(63)
Net loss	—	—	—	(28,597)	—	(28,597)
Balance as of September 30, 2021	453,005	$4,530	$2,330,337	$(1,811,108)	$(237,007)	$286,752

2020:
Balance as of December 31, 2019	445,779	$4,458	$2,297,221	$(1,222,970)	$(237,007)	$841,702
Dividends ($0.0452 per share)	—	—	(18,918)	—	—	(18,918)
Equity-based compensation	—	—	10,078	—	—	10,078
Restricted stock units	3,590	36	(36)	—	—	—
Tax withholdings on restricted stock units	—	—	(4,947)	—	—	(4,947)
Net loss	—	—	—	(182,767)	—	(182,767)
Balance as of March 31, 2020	449,369	4,494	2,283,398	(1,405,737)	(237,007)	645,148
Dividends	—	—	24	—	—	24
Equity-based compensation	—	—	8,406	—	—	8,406
Restricted stock awards and units	206	2	(2)	—	—	—
Net loss	—	—	—	(199,391)	—	(199,391)
Balance as of June 30, 2020	449,575	4,496	2,291,826	(1,605,128)	(237,007)	454,187
Dividends	—	—	27	—	—	27
Equity-based compensation	—	—	8,734	—	—	8,734
Restricted stock awards and units	98	1	(1)	—	—	—
Net loss	—	—	—	(37,384)	—	(37,384)
Balance as of September 30, 2020	449,673	$4,497	$2,300,586	$(1,642,512)	$(237,007)	$425,564

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(176,552)	$(419,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	300,404	333,120
Deferred income taxes	(68,366)	3,715
Unsuccessful well costs and leasehold impairments	16,772	24,338
Impairment of long-lived assets	—	150,820
Change in fair value of derivatives	259,289	(32,156)
Cash settlements on derivatives, net (including $(142.9) million and $22.8 million on commodity hedges during 2021 and 2020)	(150,255)	16,904
Equity-based compensation	24,011	26,392
Gain on sale of assets	(1,564)	—
Loss on extinguishment of debt	15,223	2,893
Other	(2,763)	6,673
Changes in assets and liabilities:
Decrease in receivables	1,537	88,107
Increase in inventories	(24,280)	(30,848)
(Increase) decrease in prepaid expenses and other	(4,800)	3,253
Decrease in accounts payable	(35,545)	(2,631)
Decrease in accrued liabilities	(9,270)	(150,381)
Net cash provided by operating activities	143,841	20,657
Investing activities
Oil and gas assets	(377,125)	(215,425)
Other property	(725)	(1,838)
Proceeds on sale of assets	5,327	1,713
Notes receivable from partners	(41,712)	(53,574)
Net cash used in investing activities	(414,235)	(269,124)
Financing activities
Borrowings under long-term debt	250,000	300,000
Payments on long-term debt	(400,000)	—
Advances under production prepayment agreement	—	50,000
Net proceeds from issuance of senior notes	444,375	—
Tax withholdings on restricted stock units	(1,100)	(4,947)
Dividends	(512)	(19,174)
Deferred financing costs	(17,291)	(4,570)
Net cash provided by financing activities	275,472	321,309
Net increase in cash, cash equivalents and restricted cash	5,078	72,842
Cash, cash equivalents and restricted cash at beginning of period	149,764	229,346
Cash, cash equivalents and restricted cash at end of period	$154,842	$302,188

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$61,046	$101,908
Income taxes, net of refund received	$67,581	$68,330
Non-cash activity:
Production Prepayment Agreement converted to GoM Term Loan	$—	$50,000

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$111,329	$149,027
Restricted cash - current	43,208	195
Restricted cash - long-term	305	542
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$154,842	$149,764

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the

Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2021 we have restricted cash of approximately $42.9 million to meet our requirements.

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

Inventories

Inventories consisted of $127.9 million and $127.5 million of materials and supplies and $25.1 million and $1.5 million of hydrocarbons as of September 30, 2021 and December 31, 2020, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$34,247	$43,003	$145,378	$95,520
Revenues from contract with customer - Ghana	65,969	124,436	321,855	238,686
Revenues from contract with customers - U.S. Gulf of Mexico	96,626	55,620	298,905	198,294
Provisional oil sales contracts	2,094	1,727	(6,683)	(2,620)
Oil and gas revenue	$198,936	$224,786	$759,455	$529,880

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

3. Acquisitions and Divestitures

During the third quarter of 2020, Kosmos entered into an agreement with Shell to farm down interests in a portfolio of frontier exploration assets for cash consideration of $96.0 million and future contingent consideration of up to $100.0 million. Under the terms of the agreement, Shell acquired Kosmos' participating interest in blocks offshore Sao Tome and Principe, (excluding Block 5 offshore Sao Tome and Principe), Suriname, Namibia, and South Africa. Kosmos received proceeds totaling $95.0 million during the fourth quarter of 2020 resulting in gain on sale of assets of $92.1 million. The remaining proceeds of $1.0 million related to Kosmos' participating interest in South Africa were received during the third quarter of 2021. The future contingent consideration is payable by Shell upon approval of the relevant operating committee of an appraisal plan for submission to the relevant governmental authority for any of the first four exploration wells it elects to drill in the purchased assets, excluding South Africa. Shell will pay us $50.0 million for each appraisal plan approved by the relevant operating committee to be submitted, subject to an aggregate cap of $100.0 million, or two $50.0 million payments.

4. Joint Interest Billings and Long-term Receivables

Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

In Ghana, the foreign contractor group funded GNPC’s 5% share of the TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of September 30, 2021 and December 31, 2020, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $5.8 million and $5.8 million, respectively, and the long-term portions were $21.6 million and $21.2 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us separately to finance the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in the third quarter of 2023. Kosmos’ share for the two agreements combined is up to $239.7 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of September 30, 2021 and December 31, 2020, the balance due from the national oil companies was $143.4 million and $96.3 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets.

Other Long-term Receivables

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies in China) to an affiliate of BP (“BP Buyer”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the Greater Tortue FPSO to BP Buyer will occur after construction is complete and the Greater Tortue FPSO has been commissioned, with the lease to BP Operator becoming effective on the same date, currently estimated to be in the third quarter of 2023.

As a result of the above transactions entered into by BP Operator, Kosmos has recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Tortue FPSO. This Long-term receivable will be non-cash settled against future obligations payable to BP Operator. During the third quarter of 2021, BP Operator settled our payment obligations of $51.2 million of capital expenditures and $42.7 million of existing Accounts Payable to BP Operator, these non-cash impacts are excluded from the statement of cash flows.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Oil and gas properties:
Proved properties	$5,751,720	$5,369,737
Unproved properties	515,499	495,390
Total oil and gas properties	6,267,219	5,865,127
Accumulated depletion	(2,831,835)	(2,554,851)
Oil and gas properties, net	3,435,384	3,310,276

Other property	58,541	59,949
Accumulated depreciation	(51,028)	(49,312)
Other property, net	7,513	10,637

Property and equipment, net	$3,442,897	$3,320,913

We recorded depletion expense of $58.8 million and $104.9 million for the three months ended September 30, 2021 and 2020, respectively, and $274.6 million and $307.8 million for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, no oil and gas asset impairments were recorded. During the nine months ended September 30, 2021 and 2020, we recorded asset impairments totaling zero and $150.8 million, respectively, in our consolidated statement of operations in connection with fair value assessments for oil and gas proved properties.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2021.

September 30, 2021
(In thousands)
Beginning balance	$186,289
Additions to capitalized exploratory well costs pending the determination of proved reserves	20,257
Reclassification due to determination of proved reserves	(201)
Capitalized exploratory well costs charged to expense	—
Ending balance	$206,345

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2021	December 31, 2020
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$11,393	$—
Exploratory well costs capitalized for a period of one to two years	30,684	28,692
Exploratory well costs capitalized for a period of three to five years	164,268	157,597
Ending balance	$206,345	$186,289
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of September 30, 2021, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania, the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal, and the Asam discovery in Block S offshore Equatorial Guinea.

BirAllah Discovery — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected to be made. During the fourth quarter of 2019, we completed the nearby Orca-1 exploration well which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected to be made. The BirAllah and Orca discoveries are being analyzed as a joint development including concept design and other appraisal studies.

Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. Following additional evaluation, a decision regarding commerciality is expected to be made. The Yakaar and Teranga discoveries are being analyzed as a joint development including concept design and other appraisal studies.

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

7. Debt

	September 30, 2021	December 31, 2020
	(In thousands)
Outstanding debt principal balances:
Facility	$1,150,000	$1,200,000
Corporate Revolver	—	100,000
7.125% Senior Notes	650,000	650,000
7.500% Senior Notes	450,000	—
GoM Term Loan	200,000	200,000
Total	2,450,000	2,150,000
Unamortized deferred financing costs and discounts	(51,760)	(38,569)
Total debt, net	2,398,240	2,111,431
Less: Current maturities of long-term debt	(30,000)	(7,500)
Long-term debt, net	$2,368,240	$2,103,931
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of September 30, 2021, borrowings under the Facility totaled $1.15 billion and the undrawn availability under the facility was $85.2 million (limited by current commitments). In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. The amendments to the terms of the Facility included the following:

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

As amended, the Facility has an available borrowing base of approximately $1.24 billion. As part of the amendment, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021. The Facility amendment contains other customary representations and warranties, covenants and informational undertakings, in each case, subject to certain exceptions and conditions. The Facility amendment also provides for certain customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency, judgment defaults, and repudiation or rescission of certain documents supporting the amendment. If such an event of default occurs, the agents under such amendment are entitled to take various actions, including the cancellation of any outstanding commitments, acceleration of amounts due thereunder and taking certain permitted enforcement actions under the ancillary security documents, subject in each case to the terms of the Facility amendment and such security documents. During the September 2021 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2021 we have restricted cash of approximately $42.9 million to meet our requirements.

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

 Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of September 30, 2021, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $400.0 million.

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

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the 7.125% Senior Notes as of September 30, 2021. The 7.125% Senior Notes contain customary cross default provisions.

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
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred. We were in compliance with the financial covenants contained in the 7.500% Senior Notes as of September 30, 2021. The 7.500% Senior Notes contain customary cross default provisions.
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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of as of September 30, 2021 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions as well as maturity acceleration provisions if certain Permitted Guaranteed Facilities are not refinanced prior to scheduled maturity.

Principal Debt Repayments

At September 30, 2021, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2021(2)	2022	2023	2024	2025	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,450,000	$7,500	$30,000	$142,621	$237,834	$402,692	$1,629,353
__________________________________
(1)Includes the scheduled principal maturities for the $650.0 million aggregate principal amount of the 7.125% Senior Notes, the $450.0 million aggregate principal amount of the 7.500% Senior Notes and borrowings under the Facility, Corporate Revolver and GoM Term Loan. The scheduled maturities of debt related to the Facility as of September 30, 2021 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period October 1, 2021 through December 31, 2021.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interest expense	$36,055	$29,760	$103,229	$90,031
Amortization—deferred financing costs	2,597	2,255	7,788	6,730
Loss on extinguishment of debt	—	678	15,223	2,893
Capitalized interest	(12,252)	(5,806)	(31,956)	(18,062)
Deferred interest	(600)	531	(724)	2,028
Interest income	(2,237)	(1,269)	(8,309)	(3,371)
Other, net	3,310	919	5,476	2,928
Interest and other financing costs, net	$26,873	$27,068	$90,727	$83,177

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2021. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2021:
Oct — Dec	Swaps with sold puts	Dated Brent	1,500	$—	$53.96	$42.92	$—	$—
Oct — Dec	Three-way collars	Dated Brent	750	0.45	—	32.50	40.00	53.47
Oct — Dec	Three-way collars	NYMEX WTI	250	1.00	—	37.50	45.00	55.00
Oct — Dec	Sold calls(1)	Dated Brent	1,750	—	—	—	—	70.09
2022:
Jan — Dec	Three-way collars	Dated Brent	4,500	0.64	—	43.33	56.67	76.91
Jan — Dec	Two-way collars	Dated Brent	3,000	1.26	—	—	55.00	76.67
Jan — Dec	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions

In October 2021, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2022 through December 2022 with a floor price of $70.00 per barrel and a ceiling price of $90.00 per barrel.

The following tables disclose the Company’s derivative instruments as of September 30, 2021 and December 31, 2020, and gain/(loss) from derivatives during the three and nine months ended September 30, 2021 and 2020, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2021	December 31, 2020
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$15,414
Provisional oil sales	Receivables: Oil Sales	—	(677)
Commodity	Derivatives assets—long-term	—	964
Derivative liabilities:
Commodity	Derivatives liabilities—current	(107,863)	(28,009)
Commodity	Derivatives liabilities—long-term	(21,548)	(8,069)
Total derivatives not designated as hedging instruments		$(129,411)	$(20,377)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2021	2020	2021	2020
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$2,094	$1,727	$(6,683)	$(2,620)
Commodity	Derivatives, net	(38,224)	(1,187)	(252,606)	34,776
Total derivatives not designated as hedging instruments		$(36,130)	$540	$(259,289)	$32,156

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2021 and December 31, 2020, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2021
Assets:
Commodity derivatives	$—	$—	$—	$—
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(129,411)	—	(129,411)
Total	$—	$(129,411)	$—	$(129,411)
December 31, 2020
Assets:
Commodity derivatives	$—	$16,378	$—	$16,378
Provisional oil sales	—	(677)	—	(677)
Liabilities:
Commodity derivatives	—	(36,078)	—	(36,078)
Total	$—	$(20,377)	$—	$(20,377)

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

Debt

The following table presents the carrying values and fair values at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$644,302	$637,728	$643,524	$613,412
7.500% Senior Notes	444,732	436,905	—	—
GoM Term Loan	200,000	200,000	200,000	200,000
Corporate Revolver	—	—	100,000	100,000
Facility	1,150,000	1,150,000	1,200,000	1,200,000
Total	$2,439,034	$2,424,633	$2,143,524	$2,113,412

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

As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we reviewed our long-lived assets for impairment at March 31, 2020, which resulted in impairment charges of $150.8 million, reducing the carrying value of the properties to their estimated fair values of $243.7 million. During the fourth quarter of 2020 the Company recorded additional impairment charges totaling approximately $3.2 million resulting in impairment charges totaling $154.0 million for the year ended December 31, 2020. During the three and nine months ended September 30, 2021, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience further declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.1 million and $8.7 million during the three months ended September 30, 2021 and 2020, respectively, and $24.0 million and $26.4 million during the nine months ended September 30, 2021 and 2020, respectively. The total tax benefit for the three months ended September 30, 2021 and 2020 was $1.5 million and $1.8 million, respectively, and $4.5 million and $5.6 million during the nine months ended September 30, 2021 and 2020, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $1.5 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $6.3 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively. The fair value of awards vested during the three months ended September 30, 2021 and 2020 was $1.0 million and $0.2 million, respectively, and $9.4 million and $26.0 million during the nine months ended September 30, 2021 and 2020, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of September 30, 2021:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2020	4,840	$5.34	7,859	$8.11
Granted(1)	2,856	2.56	6,727	3.91
Forfeited(1)	(524)	4.05	(1,918)	5.47
Vested	(2,379)	5.18	(1,371)	9.95
Outstanding at September 30, 2021	4,793	3.90	11,297	5.29
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

As of September 30, 2021, total equity-based compensation to be recognized on unvested restricted stock units is $27.3 million over a weighted average period of 1.71 years. In April 2021, the board of directors approved an amendment to the LTIP to add 11.0 million shares to the plan, which was approved by our stockholders at the Annual Stockholders Meeting in June 2021. At September 30, 2021, the Company had approximately 10.8 million shares that remain available for issuance under the LTIP.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
United States	$(19,129)	$(41,359)	$(57,769)	$(311,200)
Foreign	(8,847)	4,867	(141,400)	(89,332)
Income (loss) before income taxes	$(27,976)	$(36,492)	$(199,169)	$(400,532)

For the three months ended September 30, 2021 and 2020, our effective tax rate was 2% and 2%, respectively. For the nine months ended, September 30, 2021 and 2020, our effective tax rate was 11% and 5%, respectively. For the three and nine months ended September 30, 2021 and 2020, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations,
•Jurisdictions that have a 0% statutory rate or where we have incurred losses and have recorded valuation allowances against the corresponding net deferred tax assets, and
•Other non-deductible expenses primarily in the U.S.
Additionally, for the nine months ended, September 30, 2020, our overall effective tax rate was impacted by:
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

12. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(28,597)	$(37,384)	$(176,552)	$(419,542)
Denominator:
Weighted average number of shares outstanding:
Basic	408,520	405,409	408,009	405,131
Restricted stock awards and units(1)	—	—	—	—
Diluted	408,520	405,409	408,009	405,131
Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.43)	$(1.04)
Diluted	$(0.07)	$(0.09)	$(0.43)	$(1.04)
__________________________________
(1)We excluded outstanding restricted stock units of 15.4 million and 11.6 million for the three months ended September 30, 2021 and 2020, respectively, and 15.0 million and 11.4 million for the nine months ended September 30, 2021 and 2020, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

We currently have a commitment to drill one exploration well in Mauritania and a $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO.

Performance Obligations

As of September 30, 2021 and December 31, 2020, the Company had performance bonds totaling $229.3 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.5 million and $7.1 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields. As of September 30, 2021 and December 31, 2020, we had zero cash collateral against these secured performance bonds.

Dividends

On March 26, 2020, the quarterly cash dividend of $0.0452 per common share was paid to stockholders of record as of March 5, 2020. In March 2020, in response to economic conditions, including oil price volatility and the impact of the COVID-19 pandemic, the Board of Directors decided to suspend the dividend.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Accrued liabilities:
Exploration, development and production	$56,941	$89,162
Revenue payable	20,737	15,079
Current asset retirement obligations	5,130	7,255
General and administrative expenses	19,773	4,988
Interest	34,222	23,725
Income taxes	15,443	37,344
Taxes other than income	3,765	2,815
Derivatives	19,850	17,475
Other	4,864	5,417
	$180,725	$203,260

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the nine months ended September 30, 2021:

September 30, 2021
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$251,421
Liabilities incurred during period	6,419
Liabilities settled during period	(2,828)
Revisions in estimated retirement obligations	445
Accretion expense	15,082
Ending asset retirement obligations	$270,539

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
(Gain) loss on disposal of inventory	$(280)	$1,200	$302	$3,028
(Gain) loss on asset retirement obligations liability settlements	58	(170)	444	1,952
Restructuring charges	(127)	(72)	710	13,268
Other, net	543	1,847	(453)	9,714
Other expenses, net	$194	$2,805	$1,003	$27,962

The restructuring charges are for employee severance and related benefit costs incurred as part of a corporate reorganization.

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At September 30, 2021, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2021
Revenues and other income:
Oil and gas revenue	$67,247	$35,063	$—	$96,626	$—	$—	$198,936
Gain on sale of assets	—	—	—	—	1,538	—	1,538
Other income, net	—	—	—	256	65,941	(66,131)	66
Total revenues and other income	67,247	35,063	—	96,882	67,479	(66,131)	200,540
Costs and expenses:
Oil and gas production	10,490	13,029	—	26,797	—	—	50,316
Facilities insurance modifications, net	1,555	—	—	—	(1)	—	1,554
Exploration expenses	89	2,089	7,081	13,975	748	—	23,982
General and administrative	3,165	581	2,980	4,177	39,464	(27,908)	22,459
Depletion, depreciation and amortization	20,958	5,999	15	37,551	391	—	64,914
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	16,836	(446)	(11,604)	3,446	18,641	—	26,873
Derivatives, net	—	—	—	—	38,224	—	38,224
Other expenses, net	34,382	3,229	(106)	648	265	(38,224)	194
Total costs and expenses	87,475	24,481	(1,634)	86,594	97,732	(66,132)	228,516
Loss before income taxes	(20,228)	10,582	1,634	10,288	(30,253)	1	(27,976)
Income tax expense (benefit)	(6,782)	5,758	—	—	1,645	—	621
Net loss	$(13,446)	$4,824	$1,634	$10,288	$(31,898)	$1	$(28,597)

Consolidated capital expenditures	$30,935	$20,351	$13,734	$21,188	$(162)	$—	$86,046

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2021
Revenues and other income:
Oil and gas revenue	$313,126	$147,424	$—	$298,905	$—	$—	$759,455
Gain on sale of assets	—	—	—	—	1,564	—	1,564
Other income, net	1	—	—	1,028	347,866	(348,685)	210
Total revenues and other income	313,127	147,424	—	299,933	349,430	(348,685)	761,229
Costs and expenses:
Oil and gas production	80,189	56,373	—	75,309	—	—	211,871
Facilities insurance modifications, net	3,495	—	—	—	—	—	3,495
Exploration expenses	164	4,666	10,812	20,541	5,269	—	41,452
General and administrative	8,636	2,883	7,677	12,620	129,108	(94,296)	66,628
Depletion, depreciation and amortization	132,232	34,474	46	124,598	1,266	—	292,616
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	36,890	(1,218)	(33,816)	12,307	78,348	(1,784)	90,727
Derivatives, net	—	—	—	—	252,606	—	252,606
Other expenses, net	193,370	34,096	(2,348)	26,185	2,306	(252,606)	1,003
Total costs and expenses	454,976	131,274	(17,629)	271,560	468,903	(348,686)	960,398
Loss before income taxes	(141,849)	16,150	17,629	28,373	(119,473)	1	(199,169)
Income tax expense (benefit)	(48,770)	19,957	—	—	6,196	—	(22,617)
Net loss	$(93,079)	$(3,807)	$17,629	$28,373	$(125,669)	$1	$(176,552)

Consolidated capital expenditures	$61,570	$51,444	$169,158	$65,674	$5,564	$—	$353,410

As of September 30, 2021
Property and equipment, net	$1,226,513	$447,795	$822,013	$925,384	$21,192	$—	$3,442,897
Total assets	$1,297,303	$854,530	$1,329,267	$3,216,368	$14,315,531	$(16,859,275)	$4,153,724
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2020
Revenues and other income:
Oil and gas revenue	$125,636	$43,530	$—	$55,620	$—	$—	$224,786
Gain on sale of assets	—	—	—	—	—	—	—
Other income, net	1	—	—	37	33,003	(33,040)	1
Total revenues and other income	125,637	43,530	—	55,657	33,003	(33,040)	224,787
Costs and expenses:
Oil and gas production	48,709	14,072	—	21,496	—	—	84,277
Facilities insurance modifications, net	2,465	—	—	—	—	—	2,465
Exploration expenses	48	1,561	806	5,485	6,077	—	13,977
General and administrative	3,101	1,017	1,168	3,580	39,472	(30,069)	18,269
Depletion, depreciation and amortization	63,487	15,421	15	31,499	809	—	111,231
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	13,117	(344)	(6,607)	4,372	18,314	(1,784)	27,068
Derivatives, net	—	—	—	—	1,187	—	1,187
Other expenses, net	(1,818)	384	658	3,250	1,518	(1,187)	2,805
Total costs and expenses	129,109	32,111	(3,960)	69,682	67,377	(33,040)	261,279
Income (loss) before income taxes	(3,472)	11,419	3,960	(14,025)	(34,374)	—	(36,492)
Income tax expense (benefit)	(849)	7,048	—	—	(5,307)	—	892
Net income (loss)	$(2,623)	$4,371	$3,960	$(14,025)	$(29,067)	$—	$(37,384)

Consolidated capital expenditures	$6,116	$9,853	$46,574	$30,677	$6,287	$—	$99,507

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2020
Revenues and other income:
Oil and gas revenue	$236,536	$95,050	$—	$198,294	$—	$—	$529,880
Gain on sale of assets	—	—	—	—	—	—	—
Other income, net	2	—	—	488	42,258	(42,746)	2
Total revenues and other income	236,538	95,050	—	198,782	42,258	(42,746)	529,882
Costs and expenses:
Oil and gas production	113,319	50,961	—	70,347	—	—	234,627
Facilities insurance modifications, net	10,555	—	—	—	—	—	10,555
Exploration expenses	146	6,397	5,265	26,046	36,439	—	74,293
General and administrative	10,123	3,977	5,453	10,433	99,551	(72,171)	57,366
Depletion, depreciation and amortization	148,135	43,724	46	132,213	2,272	—	326,390
Impairment of long-lived assets	—	—	—	150,820	—	—	150,820
Interest and other financing costs, net(1)	41,270	(1,044)	(19,455)	12,052	55,705	(5,351)	83,177
Derivatives, net	—	—	—	—	(34,776)	—	(34,776)
Other expenses, net	(64,142)	(8,993)	3,129	46,995	16,197	34,776	27,962
Total costs and expenses	259,406	95,022	(5,562)	448,906	175,388	(42,746)	930,414
Income (loss) before income taxes	(22,868)	28	5,562	(250,124)	(133,130)	—	(400,532)
Income tax expense (benefit)	(6,679)	(1,622)	—	30,902	(3,591)	—	19,010
Net income (loss)	$(16,189)	$1,650	$5,562	$(281,026)	$(129,539)	$—	$(419,542)

Consolidated capital expenditures	$31,192	$25,959	$51,897	$109,228	$32,082	$—	$250,358

As of September 30, 2020
Property and equipment, net	$1,373,126	$449,020	$502,355	$1,015,905	$25,898	$—	$3,366,304
Total assets	$1,511,667	$708,614	$717,323	$3,221,915	$12,782,894	$(14,848,912)	$4,093,501
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$377,125	$215,425
Other property	725	1,838
Adjustments:
Changes in capital accruals	(16,523)	(6,284)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	24,680	49,955
Capitalized interest	(31,956)	(18,062)
Proceeds on sale of assets	(3,395)	—
Other	2,754	7,486
Total consolidated capital expenditures	$353,410	$250,358
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

16. Subsequent Events

In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company (“Anadarko WCTP”), a subsidiary of Occidental Petroleum Corporation, which owns a participating interest in the WCTP Block and DT Block offshore Ghana, including an 18.0% participating interest in the Jubilee Unit Area and an 11.1% participating interest in the TEN fields. In consideration for the acquisition, Kosmos paid approximately $460.0 million in cash based on an initial purchase price of $550.6 million reduced by certain purchase price adjustments totaling $94.7 million. Following closing of the Acquisition, Kosmos’ interest in the Jubilee Unit Area increased from 24.1% to 42.1%, and Kosmos’ interest in the TEN fields increased from 17.0% to 28.1%.

Kosmos initially funded the purchase price through the issuance of $400.0 million aggregate principal amount of floating rate senior notes due 2022 (the “Bridge Notes”) and $75.0 million of borrowings under Kosmos' Facility. Kosmos then refinanced the Bridge Notes in full with the proceeds from the issuance of $400.0 million of 7.750% Senior Notes due 2027 and cash on hand. Kosmos also received $136.6 million in proceeds from a public issuance of 43.1 million shares of Kosmos’ common stock with plans to use the proceeds to repay outstanding borrowings under the Facility during the fourth quarter of 2021.

Under the Deepwater Tano Block Joint Operating Agreement, certain joint venture partners have pre-emption rights that, if fully exercised, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%, and our ultimate interest in the TEN fields by 8.3% to 19.8%. This pre-emption right exists until November 12, 2021.

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

Recent Developments

Corporate

During the third quarter of 2021, Kosmos received the remaining proceeds of $1.0 million from Shell relating to Kosmos’ participating interest in South Africa as part of the agreement with Shell to farm down interests in a portfolio of frontier exploration assets.

In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company (“Anadarko WCTP”), a subsidiary of Occidental Petroleum Corporation, which owns a participating interest in the WCTP Block and DT Block offshore Ghana, including an 18.0% participating interest in the Jubilee Unit Area and an 11.1% participating interest in the TEN fields. In consideration for the acquisition, Kosmos paid approximately $460.0 million in cash based on an initial purchase price of $550.6 million reduced by certain purchase price adjustments totaling $94.7 million. Following closing of the Acquisition, Kosmos’ interest in the Jubilee Unit Area increased from 24.1% to 42.1%, and Kosmos’ interest in the TEN fields increased from 17.0% to 28.1%.

Kosmos initially funded the purchase price through the issuance of $400.0 million aggregate principal amount of floating rate senior notes due 2022 (the “Bridge Notes”) and $75.0 million of borrowings under Kosmos' Facility. Kosmos then refinanced the Bridge Notes in full with the proceeds from the issuance of $400.0 million of 7.750% Senior Notes due 2027 and cash on hand. Kosmos also received $136.6 million in proceeds from a public issuance of 43.1 million shares of Kosmos’ common stock with plans to use the proceeds to repay outstanding borrowings under the Facility during the fourth quarter of 2021.

Under the Deepwater Tano Block Joint Operating Agreement, certain joint venture partners have pre-emption rights that, if fully exercised, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%, and our ultimate interest in the TEN fields by 8.3% to 19.8%. This pre-emption right exists until November 12, 2021.

Ghana

During the third quarter of 2021, Ghana production averaged approximately 108,200 Bopd gross (22,700 Bopd net). Jubilee production averaged approximately 77,800 Bopd gross (17,800 Bopd net) with consistent water injection and gas offtake and TEN production averaged approximately 30,400 Bopd gross (4,900 Bopd net). In the third quarter of 2021, the multi-year development drilling program continued to progress, with the successful completion of one producer and one water injector well in the Jubilee Field. The first Jubilee producer well (J-56P) started production in July 2021 and the Jubilee injector well (J-55W) came online in September 2021. In October 2021, the TEN gas injector well (NT-06G) was successfully completed and brought online. The rig then moved to drill and complete the second Jubilee producer well (J57-P), which is expected online around year-end.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 17,000 Boepd net (~81% oil) for the third quarter of 2021. The impact of the unplanned downtime from hurricanes to production in the U.S. Gulf of Mexico was approximately 4,000 barrels of oil equivalent per day in the third quarter or 1,000 barrels of oil equivalent to the full year compared to our previous production forecasts for 2021. Production has now returned to around pre-hurricane levels.

In April 2021, the Kodiak #3 infill well located in Mississippi Canyon Block 727 (29.1% working interest) was brought online with one of two zones intermittently producing. During the third quarter of 2021, the well continued to experience production issues and has been shut-in. We are currently working with our partners to evaluate the best options to enhance production from the Kodiak field.

During the second quarter of 2021, the Tornado-5 infill well located in the Green Canyon Block 281 (35.0% working interest) was successfully drilled and completed. The Tornado-5 well was brought online in July 2021 and is performing at the top end of expectations.

In January 2021, we announced the Winterfell exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In September 2021, we spudded an appraisal well to the Winterfell discovery in Green Canyon Block 943, with results expected in the fourth quarter of 2021. The appraisal well is planned to evaluate the adjacent fault block to the northwest of the original discovery, which has the same seismic signature as the Winterfell exploration well, with an exploration tail into a deeper horizon. The results of the appraisal well will also help refine development options for the discovery.

In July 2021, the Company commenced drilling the Zora infrastructure-led exploration prospect located in DeSoto Canyon Block 266 (37.5% working interest). The well did not find hydrocarbons and was plugged and abandoned in August 2021. The well results will be integrated into the ongoing evaluation of the surrounding area. The Company recorded approximately $14.1 million of exploration expense for the nine months ended September 30, 2021 related to the well.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 29,900 Bopd gross (9,600 Bopd net) in the third quarter of 2021. In April 2021, one ESP conversion was completed with two additional ESP conversions planned to be completed in 2022. The first of three planned infill wells in the Okume Complex was completed in August 2021 with hookup currently in progress. In the third quarter of 2021, the operator commenced drilling the an additional well, which is expected to be online in the fourth quarter of 2021. The third planned well is now expected to be deferred, as the rig is being utilized to plug and abandon an existing well in Equatorial Guinea and is required to mobilize for its’ next contract before it can complete the drilling of the last well.

Mauritania and Senegal

During the first quarter of 2021, BP, as the operator of the Cayar block offshore Senegal, provided notice to the Government of Senegal requesting an extension of the current license phase in order to provide the block owners additional time to evaluate the natural gas market for the natural gas discovery at Yakaar Teranga. On July 5, 2021 a presidential decree was issued extending the term of the license for up to an additional three years.

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continues to make steady progress in 2021 with first gas for the project expected in the third quarter of 2023. The following milestones were achieved as of the end of the third quarter of 2021 and post quarter-end:

•FLNG: Mechanical completion activities have commenced with instrument loop checks

•FPSO: Topsides integration and hull and living quarters mechanical completion activities have commenced

•Breakwater: Commenced fabrication of 20th caisson (of 21) with 12 installed

•Subsea: Nouakchott and Dakar marine supply bases established

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies in China) to an affiliate of BP (“BP Buyer”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the Greater Tortue FPSO to BP Buyer will occur after construction is complete and the Greater Tortue FPSO has been commissioned, with the lease to BP Operator becoming effective on the same date, currently estimated to be in the third quarter of 2023.

As a result of the above transactions entered into by BP Operator, Kosmos has recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Tortue FPSO. This Long-term receivable will be non-cash settled against obligations payable to BP Operator. During the third quarter of 2021, BP Operator settled our payment obligations of $51.2 million of capital expenditures and $42.7 million of existing Accounts Payable to BP Operator.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and nine months ended September 30, 2021 and 2020 are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	2,719	5,160	11,349	14,361
Gas (MMcf)	1,078	1,167	3,624	4,451
NGL (MBbl)	111	122	365	457
Total (MBoe)	3,010	5,477	12,318	15,560
Total (Boepd)	32,714	59,527	45,121	56,788

Revenues:
Oil sales	$190,599	$220,653	$737,381	$517,382
Gas sales	4,508	2,314	12,727	8,146
NGL sales	3,829	1,819	9,347	4,352
Total revenues	$198,936	$224,786	$759,455	$529,880

Average oil sales price per Bbl	$70.10	$42.76	$64.97	$36.03
Average gas sales price per Mcf	4.18	1.98	3.51	1.83
Average NGL sales price per Bbl	34.50	14.91	25.61	9.52
Average total sales price per Boe	66.10	41.05	61.65	34.05

Costs:
Oil and gas production, excluding workovers	$47,182	$87,998	$201,975	$233,141
Oil and gas production, workovers	3,134	(3,721)	9,896	1,486
Total oil and gas production costs	$50,316	$84,277	$211,871	$234,627

Depletion, depreciation and amortization	$64,914	$111,231	$292,616	$326,390

Average cost per Boe:
Oil and gas production, excluding workovers	$15.68	$16.07	$16.40	$14.98
Oil and gas production, workovers	1.04	(0.68)	0.80	0.10
Total oil and gas production costs	16.72	15.39	17.20	15.08

Depletion, depreciation and amortization	21.57	20.31	23.76	20.98
Total	$38.29	$35.70	$40.96	$36.06

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2021:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	9	2.17
TEN	—	—	1	0.17	—	—	5	0.85
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	1	0.43	—	—	1	0.43
U.S. Gulf of Mexico
Winterfell	1	0.16	—	—	1	0.18	—	—
Mauritania / Senegal
Mauritania C8	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	3	0.80	1	0.27
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	1	0.16	2	0.60	10	2.84	16	3.72

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$198,936	$224,786	$(25,850)
Gain on sale of assets	1,538	—	1,538
Other income, net	66	1	65
Total revenues and other income	200,540	224,787	(24,247)
Costs and expenses:
Oil and gas production	50,316	84,277	(33,961)
Facilities insurance modifications, net	1,554	2,465	(911)
Exploration expenses	23,982	13,977	10,005
General and administrative	22,459	18,269	4,190
Depletion, depreciation and amortization	64,914	111,231	(46,317)
Interest and other financing costs, net	26,873	27,068	(195)
Derivatives, net	38,224	1,187	37,037
Other expenses, net	194	2,805	(2,611)
Total costs and expenses	228,516	261,279	(32,763)
Loss before income taxes	(27,976)	(36,492)	8,516
Income tax expense	621	892	(271)
Net loss	$(28,597)	$(37,384)	$8,787

Oil and gas revenue.  Oil and gas revenue decreased by $25.9 million as a result of lower sales volumes due to cargo timing in our international operations partially offset by higher oil prices. We sold 3,010 MBoe at an average realized price per barrel equivalent of $66.10 during the three months ended September 30, 2021 and 5,477 MBoe at an average realized price per barrel equivalent of $41.05 during the three months ended September 30, 2020.

Oil and gas production.  Oil and gas production costs decreased by $34.0 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 primarily as a result of lower sales volumes in the current quarter offset by increased workover costs and higher production costs per barrel from the field production mix in the U.S. Gulf of Mexico.

General and administrative.  General and administrative costs increased by $4.2 million during the three months ended September 30, 2021, as compared with the three months ended September 30, 2020 primarily as a result of not accruing employee bonuses in 2020 as part of management’s response to COVID-19.

Exploration expenses.  Exploration expenses increased by $10.0 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 primarily as result of the Zora exploration well. The well did not find hydrocarbons and was plugged and abandoned in August 2021 with $12.6 million of well costs charged to exploration expense for the three months ended September 30, 2021.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $46.3 million during the three months ended September 30, 2021, as compared with the three months ended September 30, 2020 primarily as a result of lower sales volumes during the current quarter.

Derivatives, net.  During the three months ended September 30, 2021 and 2020, we recorded a loss of $38.2 million and a loss of $1.2 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended September 30, 2021 and 2020, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$759,455	$529,880	$229,575
Gain on sale of assets	1,564	—	1,564
Other income, net	210	2	208
Total revenues and other income	761,229	529,882	231,347
Costs and expenses:
Oil and gas production	211,871	234,627	(22,756)
Facilities insurance modifications, net	3,495	10,555	(7,060)
Exploration expenses	41,452	74,293	(32,841)
General and administrative	66,628	57,366	9,262
Depletion, depreciation and amortization	292,616	326,390	(33,774)
Impairment of long-lived assets	—	150,820	(150,820)
Interest and other financing costs, net	90,727	83,177	7,550
Derivatives, net	252,606	(34,776)	287,382
Other expenses, net	1,003	27,962	(26,959)
Total costs and expenses	960,398	930,414	29,984
Loss before income taxes	(199,169)	(400,532)	201,363
Income tax expense	(22,617)	19,010	(41,627)
Net loss	$(176,552)	$(419,542)	$242,990

Oil and gas revenue.  Oil and gas revenue increased by $229.6 million as a result of higher oil prices partially offset by lower sales volumes due to lower production rates resulting in fewer scheduled liftings from our international operations. We sold 12,318 MBoe at an average realized price per barrel equivalent of $61.65 during the nine months ended September 30, 2021 and 15,560 MBoe at an average realized price per barrel equivalent of $34.05 during the nine months ended September 30, 2020.

Oil and gas production.  Oil and gas production costs decreased by $22.8 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 primarily as a result of lower sales and production volumes in the current year (including TEN fields offshore Ghana) offset by higher production costs per barrel from the field production mix in the U.S. Gulf of Mexico.

Facilities insurance modifications, net. During the nine months ended September 30, 2021 and 2020, we recorded $3.5 million and $10.6 million, respectively related to facilities insurance modifications associated with the long-term solution to the Jubilee turret bearing.

Exploration expenses.  Exploration expenses decreased by $32.8 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease is primarily a result of lower geological, geophysical, and seismic costs incurred in 2021 versus the prior period related to the U.S. Gulf of Mexico business unit and other exploration license areas sold to Shell in 2020. This decrease is partially offset by the Zora exploration well which did not find hydrocarbons and was plugged and abandoned in August 2021 with $14.1 million of well costs charged to exploration expense for the nine months ended September 30, 2021.

General and administrative.  General and administrative costs increased by $9.3 million during the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020 primarily as a result of not accruing employee bonuses in 2020 as part of management’s response to COVID-19 offset by reduced expenditures on general office costs.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $33.8 million during the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020 primarily as a result of lower sales volumes in the current year partially offset by higher depletion rates from a reduction of proved reserves in the fourth quarter of 2020 and field production mix.

 Impairment of long-lived assets. As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we recorded asset impairments totaling $150.8 million during the nine months ended September 30, 2020 for oil and gas proved properties in the U.S. Gulf of Mexico. We did not recognize impairment of proved oil and gas properties during the nine months ended September 30, 2021 as no impairment indicators were identified.

Interest and other financing costs, net.  Interest and other financing costs, net increased $7.6 million primarily a result of $15.2 million for loss on extinguishment of debt during the second quarter of 2021 related to the Facility amendment offset by increased interest income on long-term receivable balances from GNPC in Ghana and the national oil companies in Mauritania and Senegal during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Derivatives, net.  During the nine months ended September 30, 2021 and 2020, we recorded a loss of $252.6 million and a gain of $34.8 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net decreased $27.0 million during the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020 primarily related to $13.3 million in restructuring charges for employee severance and related benefit costs and $5.7 million of asset impairments recorded in 2020. In addition, we received $8.1 million of insurance recoveries in 2021.

Income tax expense (benefit). For the nine months ended September 30, 2021 and 2020, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S. Additionally for September 30, 2020, our overall effective tax rate was impacted by a $30.9 million deferred tax expense related to valuation allowances on U.S. deferred tax assets recognized in a prior periods, and a $4.9 million tax benefit associated with the Coronavirus Aid, Relief and Economic Security ACT (“CARES ACT”).

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$143,841	$20,657
Net proceeds from issuance of senior notes	444,375	—
Borrowings under long-term debt	250,000	300,000
Advances under production prepayment agreement	—	50,000
Proceeds on sale of assets	5,327	1,713
	843,543	372,370
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	377,125	215,425
Other property	725	1,838
Notes receivable from partners	41,712	53,574
Payments on long-term debt	400,000	—
Purchase of treasury stock	1,100	4,947
Dividends	512	19,174
Deferred financing costs	17,291	4,570
	838,465	299,528
Increase in cash, cash equivalents and restricted cash	$5,078	$72,842

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2021 was $143.8 million compared with net cash provided by operating activities for the nine months ended September 30, 2020 of $20.7 million. The increase in cash provided by operating activities in the nine months ended September 30, 2021 when compared to the same period in 2020 is primarily a result of increased oil prices.

The following table presents our net debt and liquidity as of September 30, 2021:

September 30, 2021
(In thousands)
Cash and cash equivalents	$111,329
Restricted cash	43,513
7.125% Senior Notes	650,000
7.500% Senior Notes	450,000
Borrowings under the Facility	1,150,000
Borrowings under the Corporate Revolver	—
Borrowings under the GoM Term Loan	200,000
Net debt	$2,295,158

Availability under the Facility	$85,155
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$596,484

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

2021 Capital Program
We estimate we will spend around $300 million of capital, which includes the additional acquired interests in Ghana and excludes amounts related to Mauritania and Senegal, in our base business for the year ending December 31, 2021. Through September 30, 2021, we have spent approximately $184.3 million on base business capital expenditures.
Capital expenditures associated with the Greater Tortue project in 2021 net to Kosmos was previously estimated to be around $350 million. With the completion of the Greater Tortue FPSO sale transaction in August 2021, our 2021 capital expenditures associated with the Greater Tortue project have been reduced to around $180 million, with the remaining cash calls on the Greater Tortue project for 2021 covered through the proceeds of the sale. The balance of the sale proceeds, as well as the additional savings from the transfer of the remaining FPSO construction payments to BP Buyer, are expected to be largely realized in 2022. Through September 30, 2021, we have spent approximately $169.2 million of capital expenditures related to Mauritania and Senegal.

In relation to the additional capital expenditures associated with the additional acquired interests in Ghana, certain joint venture partners have pre-emption rights under the Deepwater Tano Block Joint Operating Agreement that, if fully exercised, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%, and our ultimate interest in the TEN fields by 8.3% to 19.8%. This pre-emption right exists until November 12, 2021 and, if exercised, will reduce our capital expenditures associated with the additional acquired interests.
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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of September 30, 2021, borrowings under the Facility totaled $1.15 billion and the undrawn availability under the facility was $85.2 million (limited by current commitments). In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. The amendments to the terms of the Facility included the following:

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

As amended, the Facility has an available borrowing base of approximately $1.24 billion. As part of the amendment, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021. During the September 2021 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of September 30, 2021 we have restricted cash of approximately $42.9 million to meet our requirements.

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

Corporate Revolver

In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of September 30, 2021, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $400.0 million.

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

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that guarantee the Facility. We were in compliance with the financial covenants contained in the 7.125% Senior Notes as of September 30, 2021. The 7.125% Senior Notes contain customary cross default provisions.

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
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred. We were in compliance with the financial covenants contained in the 7.500% Senior Notes as of September 30, 2021. The 7.500% Senior Notes contain customary cross default provisions.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of as of September 30, 2021 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2021 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							September 30,
	2021(2)	2022	2023	2024	2025	Thereafter	Total	2021
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$—	$650,000	$650,000	$(637,728)
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	(436,905)

Variable rate debt:
Weighted average interest rate on variable rate debt	4.22%	4.26%	4.63%	5.36%	5.77%	6.38%
Facility(1)	$—	$—	$112,621	$207,834	$300,192	$529,353	$1,150,000	$(1,150,000)
GoM Term Loan	7,500	30,000	30,000	30,000	102,500	—	200,000	(200,000)

Total principal debt repayments(1)	$7,500	$30,000	$142,621	$237,834	$402,692	$1,629,353	$2,450,000
Interest & commitment fee payments on long-term debt	39,498	140,981	140,117	138,484	124,287	133,143	716,510
Operating leases	426	3,932	4,075	4,146	4,217	15,161	31,957
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of September 30, 2021. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period October 1, 2021 through December 31, 2021.

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
We currently have a commitment to drill one exploration well in Mauritania and a $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2021, our off-balance sheet arrangements and transactions include short-term operating leases and undrawn letters of credit. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect Kosmos’ liquidity or availability of or requirements for capital resources.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2021:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2020	$(20,377)
Changes in contract fair value	(259,289)
Contract maturities	150,255
Fair value of contracts outstanding as of September 30, 2021	$(129,411)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first nine months of 2021 ranged between $50.34 and $79.12 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first nine months of 2021.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2021. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			September 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2021(2)
									(In thousands)
2021:
Oct — Dec	Swaps with sold puts	Dated Brent	1,500	$—	$53.96	$42.92	$—	$—	$(31,518)
Oct — Dec	Three-way collars	Dated Brent	750	0.45	—	32.50	40.00	53.47	(16,513)
Oct — Dec	Three-way collars	NYMEX WTI	250	1.00	—	37.50	45.00	55.00	(5,114)
Oct — Dec	Sold calls(1)	Dated Brent	1,750	—	—	—	—	70.09	(11,653)
2022:
Jan — Dec	Three-way collars	Dated Brent	4,500	0.64	—	43.33	56.67	76.91	(23,895)
Jan — Dec	Two-way collars	Dated Brent	3,000	1.26	—	—	55.00	76.67	(15,340)
Jan — Dec	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00	(25,378)
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions
(2)Fair values are based on the average forward oil prices on September 30, 2021.

In October 2021, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2022 through December 2022 with a floor price of $70.00 per barrel and a ceiling price of $90.00 per barrel.

At September 30, 2021, our open commodity derivative instruments were in a net liability position of $129.4 million. As of September 30, 2021, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $79.0 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $68.1 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of September 30, 2021 total $1.4 billion and have a weighted average interest rate of 4.3%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $0.2 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 8, 2021	/s/ NEAL D. SHAH
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