Form 10-K
period 2021-12-31
Kosmos Energy Ltd.
filed 2022-02-28
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common stock held by non‑affiliates, based on the per‑share closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,384,993,421.
The number of the registrant’s Common Stock outstanding as of February 24, 2022 was 455,265,466.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.
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

“2D seismic data”	Two‑dimensional seismic data, serving as interpretive data that allows a view of a vertical cross‑section beneath a prospective area.
“3D seismic data”	Three‑dimensional seismic data, serving as geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than 2D seismic data.
“ANP-STP”	Agencia Nacional Do Petroleo De Sao Tome E Principe.
“API”	A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus lighter petroleum liquids will have a higher API than heavier ones.
“Asset Coverage Ratio”	The “Asset Coverage Ratio” as defined in the GoM Term Loan means, as of each March 31, June 30, September 30 and December 31 of each Fiscal Year, commencing December 31, 2020, the ratio of (a) Total PDP PV-10 (as defined in the GoM Term Loan) as of such date to (b) outstanding principal amount of Loans (as defined in the GoM Term Loan) as of such date.
“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “Bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“BBbl”	Billion barrels of oil.
“BBoe”	Billion barrels of oil equivalent.
“Bcf”	Billion cubic feet.
“Boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
“BOEM”	Bureau of Ocean Energy Management.
“Boepd”	Barrels of oil equivalent per day.
“Bopd”	Barrels of oil per day.
“BP”	BP p.l.c. and related subsidiaries.
“Bwpd”	Barrels of water per day.
“Corporate Revolver”	Revolving Credit Facility Agreement dated November 23, 2012 (as amended or as amended and restated from time to time).
“COVID-19”	Coronavirus disease 2019.
“Debt cover ratio”	The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long‑term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“DGE”	Deep Gulf Energy (together with its subsidiaries).
“DST”	Drill stem test.
“Dry hole” or “Unsuccessful well”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
“DT”	Deepwater Tano.

“EBITDAX”	Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.
“ESG”	Environmental, social, and governance.
“ESP”	Electric submersible pump.
“E&P”	Exploration and production.
“Facility”	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).
“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
“FEED”	Front End Engineering Design.
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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“KTIPI”	Kosmos-Trident International Petroleum Inc.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.

“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“NYSE”	New York Stock Exchange.
“Ophir”	Ophir Energy plc.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trafigura”	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

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
•the impact of the COVID-19 pandemic on us and the overall business environment;
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
•environmental liabilities;
•geological, geophysical and other technical and operations problems including drilling and oil and gas production and processing;
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
•our ability to obtain surety or performance bonds on commercially reasonable terms;
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
Kosmos was founded in 2003 to find oil in under‑explored or overlooked parts of West Africa. In its relatively brief history, we have successfully opened two new hydrocarbon basins through the discovery of the Jubilee field offshore Ghana in 2007 and the Greater Tortue Ahmeyim field in 2015 (which includes the Ahmeyim and Guembeul-1 discovery wells offshore Mauritania and Senegal in 2015 and 2016, respectively). Jubilee was one of the largest oil discoveries worldwide in 2007 and is considered one of the largest finds offshore West Africa discovered during that decade. The Ahmeyim discovery was one of the largest natural gas discoveries worldwide in 2015 and is one of the largest gas discoveries ever offshore West Africa.
Over the past few years, our business strategy has evolved to focus on production enhancing infill drilling and well work, infrastructure-led exploration as well as value-accretive acquisitions. This strategic evolution was initially enabled by our acquisition of the Ceiba Field and Okume Complex assets offshore Equatorial Guinea in 2017, together with access to surrounding exploration licenses, and bolstered by the 2018 acquisition of Deep Gulf Energy, a deepwater company operating in the U.S. Gulf of Mexico, which further enhanced our production, exploitation and infrastructure-led exploration capabilities. Most recently, this strategy was demonstrated by the recent acquisition of additional interests in the Jubilee and TEN fields offshore Ghana.

Our Business Strategy
As a full-cycle deepwater E&P company, our mission is to safely deliver production and free cash flow from a portfolio rich in opportunities through a disciplined allocation of capital and optimal portfolio management for the benefit of our shareholders and stakeholders. As a responsible company, we are working to supply the energy the world needs today, find and develop cleaner energy to advance the energy transition, and be a force for good in our host countries.

Our business strategy is designed to accomplish this mission by focusing on three key objectives: (1) maximize the value of our producing assets; (2) progress our discovered resources toward project sanction and into proved reserves, production, and cash flow through efficient appraisal, development and exploitation; and (3) add new lower carbon resources through an efficient low cost exploration program in proven basins or acquisitions. We are focused on increasing production, cash flows and reserves from our producing assets in Equatorial Guinea, Ghana, and the U.S. Gulf of Mexico. In Mauritania and Senegal, we are progressing our Greater Tortue Ahmeyim development with the objective of reaching first gas in the third quarter of 2023 while advancing the second phase of the development. In addition, our portfolio consists of large discovered resources and an inventory of prospects, which we plan to continue to mature for future drilling and development, providing us access to additional high return growth potential in the coming years. We are also working with our partners and host governments on projects to reduce the carbon intensity of our production assets, such as the elimination of routine flaring in Ghana.
Grow cash flow, proved reserves and production through exploitation, development and infrastructure-led exploration activities
We plan to grow cash flow, proved reserves and production by further exploiting our fields offshore Equatorial Guinea, Ghana, and the U.S. Gulf of Mexico. In Equatorial Guinea, our activity set is expanding beyond production optimization projects, such as utilizing electrical submersible pumps, to include development drilling and infrastructure-led exploration which, if successful, can be brought online quickly via subsea tieback to existing infrastructure. In Ghana, we plan to continue drilling additional development and production wells at both the Jubilee and TEN fields. In the U.S. Gulf of Mexico, we plan to continue development drilling in existing fields and maintain a deep inventory of infrastructure-led exploration targets. In addition, we have sanctioned the first phase of the Greater Tortue Ahmeyim development offshore Mauritania and Senegal, which defines the timing and path to first gas. Beyond the Phase 1 development of Greater Tortue Ahmeyim, growth is also expected to be realized through additional development phases of Greater Tortue Ahmeyim and through the development of all or a portion of our other natural gas discoveries in Mauritania and Senegal. During 2022, we plan to continue to mature development concepts from previous discoveries in Mauritania, Senegal, the U.S. Gulf of Mexico and Equatorial Guinea, as well as mature additional infrastructure-led prospects in the U.S. Gulf of Mexico, Equatorial Guinea, and Ghana.
Focus on optimally developing our discoveries to initial production
Our approach to development is designed to deliver first production on an accelerated timeline, leverage early learnings to improve future outcomes and maximize returns. In certain circumstances, we believe a phased approach can be employed to optimize full‑field development. A phased approach facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phases are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phases of production to fund a portion of capital costs for subsequent phases. Our development of the Jubilee Field is an example of this approach. The Greater Tortue Ahmeyim development is also being developed in a phased approach, consistent with our business strategy. This is anticipated to result in first gas approximately eight years after initial discovery. Finally, our approach to discoveries in the U.S. Gulf of Mexico is to develop them via subsea tie-back to existing host facilities with spare capacity, which reduces development costs and the average timeline to first production. The Winterfell discovery (2021) and subsequent appraisal success (early 2022) is an example of this, with development expected to deliver first production in around two years.
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
We are led by an experienced management team with a successful track record. Our management team members average over 25 years of industry experience and have participated in discovering and developing multiple large-scale upstream projects around the world. Our experience, industry relationships and technical expertise are our core competitive strengths and are crucial to our success.
Our returns focused exploration approach
Our exploration activity, which is deeply rooted in a fundamental, geologic approach, is focused on proven basins with high-graded infrastructure-led prospects and material play extension opportunities. We target specific areas with sufficient size to manage exploration risks and provide scale should the exploration concept prove successful. We also look for: (i) long‑term contract durations to enable the “right” exploration program to be executed, (ii) play type diversity to provide multiple exploration concept options, (iii) prospect dependency to enhance the chance of replicating success, and (iv) attractive fiscal terms to maximize the commercial viability of discovered hydrocarbons. Alongside the subsurface analysis, Kosmos gains a thorough understanding of the “above‑ground” dynamics in each of the countries in which we operate, which may influence a particular country’s relative desirability from an overall oil and natural gas operating and risk adjusted return perspective.
Our approach is aimed at areas where we have existing production and where there is sufficient infrastructure capacity to enable the development of new discoveries via subsea tieback. Acquisition of the Ceiba Field and Okume Complex in Equatorial Guinea and assets in the U.S. Gulf of Mexico have added high-quality prospectivity to our inventory of infrastructure-led exploration opportunities given their attractive acreage positions within proximity of existing infrastructure with excess capacity available. Existing infrastructure allows us to shorten the time cycle from discovery to first production, lower the capital requirements and increase the returns.
Pursuing value accretive, opportunistic transactions that meet our strategic and financial objectives
Since 2017, we have completed three separate significant acquisitions of oil and natural gas producing properties for total value of approximately $2.0 billion dollars, as of the effective date of the acquisitions. These acquisitions were targeted to increase and complement our existing properties, providing production diversification while increasing the quality of investment opportunities in our portfolio. Our experienced team of management and technical professionals intend to continue identifying, evaluating and pursuing transactions involving oil and natural gas properties that are complementary to our core operating areas, as well as opportunities in other basins where we can apply our existing knowledge, expertise and relationships to create shareholder value. Our focus is on transactions where we can leverage our operational experience and expertise to provide productivity and cost improvements, invest in additional developmental opportunities in such assets and implement an infrastructure-led exploration program for nearby prospects.
Secure a premium license to operate through industry-leading ESG performance

We recognize that advancing the societies in which we work and operating in a manner that protects the environment is critical for creating long-term returns. We aim to continuously improve our ESG credentials by working with a range of stakeholders, including shareholders, partners, suppliers, host governments and civil society organizations.

We aim to act as a force for good by advancing the “Just Transition” in our host countries and communities – namely by supporting economic and social development in the places where we work while lowering emissions. We use the United Nations Sustainable Development Goals to understand how our activities promote economic and social progress in host countries. Adopted in 2013, our Business Principles reflect our shared values as a company, define how we conduct our business and set the standards to which we hold ourselves accountable. Our Business Principles are supported by more detailed policies, procedures, and management systems. Each year, we report on our ESG approach and performance in our Sustainability Report and on our website.

Most recently, we have focused on evaluating the costs, benefits, risks, and opportunities that climate change and the global energy transition may present to our business and integrating them into our business strategy. As part of this effort, we established governance structures to monitor and manage climate-related risks and opportunities; developed a strategy to measure and reduce greenhouse gas emissions from our own operations and mitigate remaining emissions through innovative nature-based solutions. We have published a Climate Risk and Resilience Report that adheres to the recommendations of the Task Force on Climate-related Disclosure (“TCFD”). The report reviews how we are identifying and managing climate-related risks and opportunities across four categories: Governance, Strategy, Risk Management, and Metrics and Targets. In addition, the report sets forth our goal to achieve operated Scope 1 and Scope 2 carbon neutrality by 2030 or sooner, a scenario analysis demonstrating the resilience of our portfolio under a scenario aligned with the Paris Agreement’s goals, and a description of innovative nature-based carbon capture projects used to mitigate emissions that cannot be eliminated.

Maintain financial discipline
Execution of our strategy requires us to maintain a conservative financial approach with a strong balance sheet, ample liquidity, and a commitment to low leverage. As of December 31, 2021, our liquidity was approximately $770 million.
Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices. We have an active commodity hedging program where we aim to hedge a portion of our anticipated sales volumes on a two to three year rolling basis, with the goal to protect against the downside price scenario while still retaining partial exposure to the upside. As of December 31, 2021, we have hedged positions covering approximately 12.5 million barrels of oil production in 2022. We also maintain insurance to partially protect against loss of production revenues from certain of our producing assets.

Operations by Geographic Area
We currently have operations in Africa and the U.S. Gulf of Mexico. Presently, our operating revenues are generated from our operations offshore Ghana, Equatorial Guinea, and the U.S. Gulf of Mexico. The following tables provide a summary of certain key 2021 data for our geographic areas.

Geographic Area	Sales Volumes (Net to Kosmos)	Percentage of Total Sales Volumes	Revenue	Year-End Estimated Proved Reserves(1)	Percentage of Total Estimated Proved Reserves
	(in MMboe)		(in thousands)	(in MMboe)
Ghana(2)	9.0	45%	$644,232	131	44%
Equatorial Guinea	3.7	19%	260,520	27	9%
Mauritania/Senegal	—	—	—	106	35%
U.S. Gulf of Mexico	7.2	36%	427,261	36	12%
Total	19.9	100%	$1,332,013	301	100%
______________________________________
(1)For information concerning our estimated proved reserves as of December 31, 2021, see “—Our Reserves.” Totals within table may not add a result of rounding.
(2)Our sales volumes during 2021 includes activity related to our acquisition of additional interests in Ghana from October 13, 2021, the acquisition date, through December 31, 2021. Our year-end proved reserves also include the additional interests acquired.

Information about our deepwater fields is summarized in the following table.

			Kosmos
			Participating				License
Fields	License		Interest		Operator	Stage	Expiration
Ghana(1)
Jubilee	WCTP/DT	(2)	42.1%	(2)	Tullow	Production	2034
TEN	DT		28.1%	(4)	Tullow	Production	2036
U.S. Gulf of Mexico(1)
Barataria	MC 521		22.5%		Kosmos	Production	(8)
Big Bend	MC 697 / 698 / 742		5.3%		Fieldwood	Production	(8)
Don Larsen	EB 598		20.0%		Occidental	Production	(8)
Gladden	MC 800		20.0%		W&T	Production	(8)
Kodiak	MC 727 / 771		29.1%		Kosmos	Production	(8)
Marmalard	MC 255 / 300		11.4%		Murphy	Production	(8)
Nearly Headless Nick	MC 387		21.9%		Murphy	Production	(8)
Danny Noonan	EC 381 / GB 506		30.0%		Talos	Production	(8)
Odd Job	MC 214 / 215		Various	(5)	Kosmos	Production	(8)
Sargent	GB 339		50.0%		Kosmos	Production	(8)
SOB II	MC 431		11.8%		Murphy	Production	(8)
S. Santa Cruz	MC 563		40.5%		Kosmos	Production	(8)
Tornado	GC 281		35.0%		Talos	Production	(8)
Winterfell	GC 943 / 944		16.4%		Beacon	Appraisal	(8)
Mauritania
Greater Tortue Ahmeyim	Block C8	(3)	26.8%		BP	Development	2049(9)
Bir Allah	Block C8		28.0%	(6)	BP	Appraisal	2022
Orca	Block C8		28.0%	(6)	BP	Appraisal	2022
Senegal
Greater Tortue Ahmeyim	Saint Louis Offshore Profond	(3)	26.7%		BP	Development	2044(10)
Teranga	Cayar Offshore Profond		30.0%	(7)	BP	Appraisal	2024
Yakaar	Cayar Offshore Profond		30.0%	(7)	BP	Appraisal	2024
Equatorial Guinea(1)
Ceiba Field and Okume Complex	Block G		40.4%		Trident	Production	2029/2034(11)
Asam	Block S		40.0%		Kosmos	Appraisal	2022
______________________________________
(1)For information concerning our estimated proved reserves as of December 31, 2021, see “—Our Reserves.”
(2)The Jubilee Field straddles the boundary between the WCTP petroleum contract and the DT petroleum contract offshore Ghana. To optimize resource recovery in this field, we entered into the Jubilee UUOA in July 2009 with GNPC and the other block partners of each of these two blocks. The Jubilee UUOA governs the interests in and development of the Jubilee Field and created the Jubilee Unit from portions of the WCTP petroleum contract and the DT petroleum contract areas. The interest percentage is subject to redetermination of the participating interests in the Jubilee Field pursuant to the terms of the Jubilee UUOA. Our current paying interest on development activities in the Jubilee Field is 47.0%. Table above reflects additional interests acquired in the recent acquisition of additional interests in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.
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
(4)Our paying interest on development activities in the TEN fields is 31.4%. Table above reflects additional interests acquired in recent acquisition of additional interests in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.
(5)Our interests in blocks MC 214 and MC 215 are 61.1% and 54.9%, respectively.
(6)SMH has the option to acquire up to an additional 4% participating interest in a commercial development on Block C8. These interest percentages do not give effect to the exercise of such option.
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

Exploration License and Lease Areas

		Kosmos Average
	Number of	Participating			Current Phase
Country	Blocks	Interest		Operator(s)	Expiration Range
Equatorial Guinea	4	50.0%	(1)	Kosmos	2022
Mauritania	2	28.0%	(2)	BP	2022
Sao Tome and Principe	1	58.9%	(3)	Kosmos	2022
Senegal	1	30.0%	(4)	BP	2024
U.S. Gulf of Mexico	59	39.9%		Kosmos, Murphy, Talos, Fieldwood, Occidental, W&T Offshore, LLOG, Beacon	through 2029	(5)
______________________________________
(1)Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest for all development and production operations.
(2)Should a commercial discovery be made, SMH’s 10% carried interest is extinguished and SMH will have an option to obtain a participating interest in the discovery area between 10% and 14%. SMH will pay its portion of development and production costs in a commercial development on the blocks. The interest percentage does not give effect to the exercise of such option.
(3)ANP-STP's carried interest may be converted to a full participating interest at any time. ANP-STP will reimburse any costs, expenses and any amount incurred on its behalf prior to the election.
(4)PETROSEN has the option to obtain up to an additional 10% paying interest in a commercial development on the Cayar Offshore Profond Block. The interest percentage does not give effect to the exercise of such option.
(5)Our U.S. Gulf of Mexico blocks can be held by operations or commercial production, and the corresponding lease periods extend as long as governmental approved operations continue on the relevant block. This can extend the lease expiration to a date later than 2029.

Ghana
The WCTP Block and DT Block are located within the Tano Basin, offshore Ghana. This basin contains a proven world‑class petroleum system as evidenced by our discoveries. In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company which owned a participating interest in the WCTP Block and DT Block offshore Ghana, including an 18.0% participating interest in the Jubilee Unit Area and an 11.1% participating interest in the TEN fields. Following closing of the acquisition, Kosmos’ interest in the Jubilee Unit Area increased from 24.1% to 42.1%, and Kosmos’ interest in the TEN fields increased from 17.0% to 28.1%. Under the Deepwater Tano Block Joint Operating Agreement, certain joint venture partners have pre-emption rights that, if fully exercised and approved by the Government of Ghana, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%, and our ultimate interest in the TEN fields by 8.3% to 19.8%. In November 2021, we received notice from certain joint venture partners that they intend to exercise their pre-emption rights in relation to Kosmos' acquisition of Anadarko WCTP Company. The exercise of pre-emption rights is subject to finalizing definitive agreements with Kosmos and requires approval from GNPC and the Ghanaian Ministry of Energy. The following is a brief discussion of our discoveries on our license areas offshore Ghana.
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
The Government of Ghana completed the construction and connection of a gas pipeline in 2017 from the Jubilee Field to transport natural gas to the mainland for processing and sale. In 2021, the partnership exported approximately 85 million standard cubic feet per day (gross) on average from the Jubilee field to the mainland. In the absence of continuous export of large quantities of natural gas from the Jubilee Field, it is anticipated that we will need to re-inject or flare such natural gas. Our inability to continuously export associated natural gas from the Jubilee Field could impact our oil production.
In February 2016, the Jubilee Field operator identified an issue with the turret bearing of the FPSO Kwame Nkrumah. Kosmos and its partners completed the lifting and locking of the main turret bearing, and the rotation of the vessel to its final heading in the second half of 2018. Permanent spread mooring of the vessel was completed in 2019. The catenary anchor leg mooring (“CALM”) Buoy, the final phase of the turret remediation project, was installed and commissioned in February 2021.
Oil production from the Jubilee Field averaged approximately 74,900 Bopd gross (20,200 Bopd net) during 2021.
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
Oil production from TEN averaged approximately 32,800 Bopd gross (5,900 Bopd net) during 2021.
The construction and connection of a gas pipeline between the Jubilee and TEN fields to transport natural gas to the mainland for processing and sale was completed in 2017. In December 2017, we signed the TAG GSA. In 2021, the partnership exported approximately 8 million standard cubic feet per day (gross) on average from the TEN field to the mainland. Our inability to continuously export associated natural gas from the TEN fields could impact our oil production.

U.S. Gulf of Mexico
    In the U.S. Gulf of Mexico, Kosmos maintains: (i) a portfolio of producing assets that Kosmos can continue to exploit, (ii) infrastructure-led exploration growth assets, and (iii) a high-quality inventory of exploration prospects across the Garden Banks, Green Canyon and Mississippi Canyon protraction areas. We have expanded our inventory through the U.S. Gulf of Mexico Federal lease sales and farm-in transactions, including expansion into the Walker Ridge, De Soto Canyon and Keathley Canyon protraction areas of the U.S. Gulf of Mexico. Our U.S. Gulf of Mexico assets averaged approximately 19,700 Boepd net (~ 82% oil) from 12 fields during 2021.

The following is a brief discussion of our key producing fields in the U.S. Gulf of Mexico.
Odd Job

The Odd Job field is producing through the Delta House FPS, operated by Murphy. The technical team initially identified the Middle Miocene sands at the Odd Job prospect, and these sands are currently producing. The Odd Job 214 #2 well, the third well in the Odd Job field, was drilled in 2018, and came online in the fourth quarter of 2019. Net production during 2021 averaged approximately 6,500 Boepd net.

Tornado

The Tornado field is producing from three Pliocene wells through the Helix Producer I, a ship-shaped, dynamically-positioned production platform in the deepwater U.S. Gulf of Mexico, which is operated by Talos Energy. To help enhance overall recoveries in the Tornado field, the Tornado 4 water injection well was drilled and came online in 2020. During the second quarter of 2021, the Tornado 5 infill well was successfully drilled and completed. The Tornado 5 well was brought online in July 2021. Net production during 2021 averaged approximately 5,800 Boepd net.

Kodiak

The Kodiak field is producing from one well, which is completed in the Middle Miocene sands. This well is flowing through the Devils Tower Spar platform, which is operated by ENI. In April 2021, a second development well was brought online through existing infrastructure to the Devils Tower Spar platform with one of two zones intermittently producing. During the third quarter of 2021, the well continued to experience production issues and was shut-in. We have agreed with partners to side-track the well in the first half of 2022 to restore production from the second Kodiak development well. Net production during 2021 averaged approximately 2,700 Boepd net.

Marmalard

The Marmalard field produces from four wells, each completed in Middle Miocene sands. These wells are flowing through the Delta House FPS, operated by Murphy. Net production during 2021 averaged approximately 1,800 Boepd net.

South Santa Cruz / Barataria

The South Santa Cruz field is producing from one well in a Late Miocene sand. The Barataria field is also producing from one well in a Late Miocene sand. Both fields produce through the Blind Faith semi-submersible platform, which is operated by Chevron. Net production from these two wells during 2021 averaged approximately 900 Boepd net.

Mauritania
The C8 and C12 blocks are located on the western margin of the Mauritania Salt Basin offshore Mauritania and range in water depths from 100 to 3,000 meters. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps.
These blocks cover an aggregate area of approximately 2.4 million acres (gross). We have acquired approximately 2,500 line-kilometers of 2D seismic data and 9,600 square kilometers of 3D seismic data covering portions of our blocks in Mauritania. Based on these 2D and 3D seismic programs, we have drilled three successful exploration wells and an appraisal well and have identified additional prospects in our blocks. We continue to integrate the results of our drilling program in Mauritania. In 2021, at the conclusion of the second exploration period, Block C13 offshore Mauritania was relinquished.

Senegal
The Senegal Blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 300 to 3,100 meters. The area is an extension of the working petroleum system in the Mauritania Salt Basin. We acquired approximately 3,700 square kilometers of 3D seismic data over the Senegal Blocks in 2015 and 2016. We have drilled three successful exploration wells and two appraisal wells.
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
We have drilled four wells within the Greater Tortue Ahmeyim development, Tortue-1, Guembeul-1, Ahmeyim-2 and Greater Tortue Ahmeyim-1 (GTA-1). The wells penetrated multiple, excellent quality gas reservoirs, including the Lower Cenomanian, Upper Cenomanian and underlying Albian. The wells successfully delineated the Ahmeyim and Guembeul gas discoveries and demonstrated reservoir continuity, as well as static pressure communication between the three wells drilled within the Lower Cenomanian reservoir. The discovery ranges in water depths from approximately 2,700 meters to 2,800 meters, with total depths drilled ranging from approximately 5,100 meters to 5,250 meters.
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

In December 2018, we and our partners announced that a final investment decision for Phase 1 of the Greater Tortue Ahmeyim project had been agreed. The Greater Tortue Ahmeyim project is designed to produce gas from a deepwater subsea system to a mid-water FPSO, which processes the gas to make it liquefaction ready, and sends the gas through a pipeline to a FLNG facility. The FLNG facility is protected behind a nearshore hub (which serves as a breakwater and LNG terminal) and is located on the Mauritania and Senegal maritime border. The FLNG facility for Phase 1 is designed to produce approximately 2.5 million tons per annum on average. The project will provide LNG for global export, as well as make gas available for domestic use in both Mauritania and Senegal. Following a competitive tender process, BP Gas Marketing was selected as the buyer for the LNG offtake for Greater Tortue Ahmeyim Phase 1, and the Tortue Phase 1 SPA was executed in February 2020 with an initial term of up to 20 years. Phase 1 of the project was approximately 70% complete at year-end 2021, with first gas for the project expected in the third quarter of 2023. The partnership has also been focused on optimizing Phase 2 of the project to deliver competitive returns in the current environment. Phase 2 of the Greater Tortue Ahmeyim project targets an expansion largely utilizing the infrastructure from Phase 1.
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

In total, we believe that Orca-1 and Marsouin-1 have de-risked more than sufficient resource to support a world-scale LNG project from the Cenomanian and Albian plays in the BirAllah area. The BirAllah and Orca discoveries are being analyzed as a potential joint development. We are currently in discussions with the government of Mauritania to extend the exploration phase of Block C8 which is currently set to expire in June 2022. As of December 31, 2021, capitalized costs related to BirAllah and Orca discoveries approximates $62.0 million.

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

Equatorial Guinea
The EG-21, EG-24, S, and W blocks are located in the southern part of the Gulf of Guinea, in the Republic of Equatorial Guinea, west of the Rio Muni petroleum province with water depths up to 2,300 meters. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps. We have over

10,000 square kilometers of 3D seismic over the blocks. The seismic data is being interpreted and high graded prospects for future drilling are being matured.

Ceiba Field and Okume Complex
In Equatorial Guinea, we maintain a 40.4% undivided participating interest in the Ceiba Field and Okume Complex. These offshore assets in the Gulf of Guinea provide cash flow through production with the potential to increase production through exploration opportunities with potential low cost tie-backs through the existing infrastructure.

The shared development of the Ceiba Field and Okume Complex consists of six subsea-well clusters that feed production to the Ceiba FPSO which is shared by both fields through a system of risers. The Okume Complex includes six platforms with an export line to move Okume production to the Ceiba FPSO.

Oil production from the Ceiba Field and Okume Complex averaged approximately 29,900 Bopd gross (9,700 Bopd net) during 2021.

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

Sao Tome and Principe
We are the operator for the petroleum contract covering Block 5, offshore Sao Tome and Principe in the Gulf of Guinea. The block covers an area of approximately 0.5 million acres (gross) in water depths ranging from 2,150 to 3,000 meters.
Our block is adjacent to, and represents a potential extension of, a proven and prolific petroleum system offshore Equatorial Guinea and northern Gabon comprising Cretaceous post-rift source rocks and Late Cretaceous reservoirs.
In August 2017, we completed a 3D seismic survey of approximately 2,500 square kilometers offshore Sao Tome and Principe. Processing has been completed and the 3D seismic data has been integrated into our geological evaluation. We continue to mature an inventory of prospects on the license area in Sao Tome and Principe and will continue to refine and assess the prospectivity. In the fourth quarter of 2021, we received approval for a six month extension to the current exploration phase for Block 5 offshore Sao Tome and Principe through November 2022.

Our Reserves
The following table sets forth summary information about our estimated proved reserves as of December 31, 2021. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.
Our estimated proved reserves as of December 31, 2021, 2020, and 2019 were associated with our fields in Ghana, Equatorial Guinea, Mauritania, Senegal and the U.S. Gulf of Mexico.

Summary of Oil and Gas Reserves

	2021 Net Proved Reserves(1)			2020 Net Proved Reserves(1)			2019 Net Proved Reserves(1)
	Oil, Condensate, NGLs	Natural Gas(3)	Total	Oil, Condensate, NGLs	Natural Gas(3)	Total	Oil, Condensate, NGLs	Natural Gas(3)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed
Ghana(2)	52	56	61	26	23	30	47	31	52
Equatorial Guinea	20	11	22	21	11	23	23	12	25
Mauritania/Senegal	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	28	20	31	32	25	36	34	28	39
Total proved developed	100	87	115	79	60	89	104	71	116
Proved undeveloped
Ghana(2)	68	12	70	42	8	43	41	14	43
Equatorial Guinea	5	—	5	4	—	4	3	—	3
Mauritania/Senegal(4)	8	590	106	—	—	—	—	—	—
U.S. Gulf of Mexico	4	6	5	2	2	3	6	7	7
Total proved undeveloped(5)	85	608	186	48	10	50	50	21	53
Total Kosmos proved reserves	185	695	301	127	70	139	154	92	169
______________________________________
(1)Totals within the table may not add as a result of rounding.
(2)Our reserves associated with the Jubilee Field are based on the 54.4%/45.6% redetermination split between the WCTP Block and DT Block. Table above reflects additional interests acquired in the recent acquisition of additional interests in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.
(3)These reserves include the estimated quantity of gas to be exported as LNG from the Greater Tortue Ahmeyim project, as a result of the Tortue SPA finalized in February of 2020. These reserves also include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs and Equatorial Guinea facilities during normal field operations and the associated gas forecasted to be exported from TEN. If and when a subsequent gas sales agreement is executed for Jubilee, a portion of the remaining Jubilee gas may be recognized as reserves. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields non-associated gas, a portion of the remaining gas may be recognized as reserves.
(4)The Mauritania/Senegal Natural Gas reserves presented consists of LNG and Fuel Gas in our reserve report. We note that the LNG is presented as Plant Products in Mboe in our reserve report.
(5)All of our proved undeveloped reserves are expected to be developed within six years or less. Proved undeveloped reserves expected to be developed beyond five years are related to long-term projects which will be completed under a continuous drilling program.

Changes during the year ended December 31, 2021, at Greater Jubilee include a positive revision of 49.1 MMBoe, of which 39.9 MMBoe were acquired on October 13, 2021 in the recent acquisition of additional interests in Ghana. The other 9.2 MMBoe of additions were primarily due to field performance, positive drilling results, and optimization of future development plans. The additions were partially offset by net Greater Jubilee production of 7.4 MMBoe which includes production related to our acquisition of additional interests in Ghana commencing October 13, 2021, the acquisition date. Changes at TEN include a positive revision of 18.2 MMBoe, of which 16.2 MMBoe were acquired in the recent acquisition of additional interests in Ghana. The other 2.0 MMBoe of additions were primarily due to an increase in estimated associated gas sales. The additions were partially offset by net TEN production of 2.2 MMBoe. Changes at Equatorial Guinea included an increase of 3.7 MMBoe related to Okume Complex performance and drilling results, which was offset by 3.6 MMBoe of net production. Changes at the U.S. Gulf of Mexico included an increase of 4.4 MMBoe related to strong performance of certain fields, offset by net U.S. Gulf of Mexico production of 7.2 MMBoe.
During the year ended December 31, 2021, we had an overall proved undeveloped reserves increase of 136.3 MMBoe as a result of several factors, including the acquisition of additional interests in Ghana (+22.7 MMBoe for Greater Jubilee and

+6.6 MMBoe for TEN), optimization of future drilling in Greater Jubilee (+17.8 MMBoe), adding a future development well and optimizing future development plans in the U.S. Gulf of Mexico and Equatorial Guinea (+6.8 MMBoe), and the economic status of the Greater Tortue Ahmeyim project due to project progress and improved oil price (+106.5 MMBoe). Drilling activity impact on proved undeveloped volume change includes the drilling of two wells in Greater Jubilee (-17.1 MMBoe), one well in TEN (-3.6 MMBoe), two wells in Equatorial Guinea (-1.2 MMBoe), and one well in Tornado in the U.S. Gulf of Mexico (-2.1 MMBoe).
In Greater Jubilee, we converted 17.1 MMBoe of proved undeveloped reserves to proved developed with the drilling of two wells at a cost of $25.2 million. In TEN, we converted 3.6 MMBoe of proved undeveloped reserves with the drilling of one well at a cost of $8.9 million. In Equatorial Guinea we spent $35.6 million to drill two wells and to replace certain subsea infrastructure, which converted 1.8 MMBoe of proved undeveloped reserves to proved developed. In the U.S. Gulf of Mexico, we converted 2.1 MMBoe of proved undeveloped reserves to proved developed with the drilling of one well in Tornado at a cost of $19.0 million.
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
In TEN, we converted 3.0 MMboe of proved undeveloped reserves to proved developed with the drilling of a new well, at a cost of $28.5 million. In the U.S. Gulf of Mexico, we spent $79.2 million to drill two new wells, which converted 2.5 MMboe of proved undeveloped reserves to proved developed.
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

Estimated proved reserves
Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2021, 2020 and 2019 has been prepared by RSC, our independent reserve engineering firm for such years, in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent reserve engineers, please see “—Independent petroleum engineers” below.
Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined in accordance with SEC rules for proved reserves.
Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2021 are based on costs in effect at December 31, 2021 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2021, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.
Independent petroleum engineers
Ryder Scott Company, L.P.
RSC, our independent reserve engineers for the years ended December 31, 2021, 2020 and 2019, was established in 1937. For over 80 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.
For the years ended December 31, 2021, 2020 and 2019, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2021, 2020 and 2019 and related future net revenues and PV‑10 at December 31, 2021, 2020 and 2019 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2021 reserve report was completed on January 21, 2022, and a copy is included as an exhibit to this report.
In connection with the preparation of the December 31, 2021, 2020 and 2019 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2021, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell hydrocarbons at their respective adjusted benchmark prices and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.

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
The RSC technical person primarily responsible for preparing the estimates set forth in the RSC reserves report incorporated herein is Mr. Tosin Famurewa. Mr. Famurewa has been practicing consulting petroleum engineering at RSC since 2006. Mr. Famurewa is a Licensed Professional Engineer in the State of Texas (No. 100569) and has over 19 years of practical experience in petroleum engineering. He graduated from University of California at Berkeley in 2000 with Bachelor of Science Degrees in Chemical Engineering and Material Science Engineering, and he received a Master of Science degree in Petroleum Engineering from University of Southern California in 2007. Mr. Famurewa meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
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

Gross and Net Undeveloped and Developed Acreage
The following table sets forth certain information regarding the developed and undeveloped portions of our license and lease areas as of December 31, 2021 for the countries in which we currently operate.

	Developed Area		Undeveloped Area
	(Acres)		(Acres)		Total Area (Acres)
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)

	(In thousands)

Ghana(2)	163	53	34	11	197	64
Equatorial Guinea	65	26	2,355	1,292	2,420	1,318
Mauritania	—	—	2,430	679	2,430	679
Sao Tome and Principe	—	—	527	310	527	310
Senegal	—	—	917	271	917	271
U.S. Gulf of Mexico	98	28	223	105	321	133
Total	326	107	6,486	2,668	6,812	2,775
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
(2)The Exploration Period of the WCTP petroleum contract and DT petroleum contract has expired. The undeveloped area reflected in the table above represents acreage within our discovery areas that were not subject to relinquishment on the expiry of the Exploration Period. Table above reflects additional interests acquired in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.

Productive Wells
Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2021:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana(2)	51	19.23	—	—	51	19.23
Equatorial Guinea	83	33.53	—	—	83	33.53
U.S. Gulf of Mexico	23	6.57	—	—	23	6.57
Total(1)	157	59.33	—	—	157	59.33
______________________________________
(1)Of the 157 productive wells, 42 (gross) or 10.00 (net) have multiple completions within the wellbore.
(2)Table above reflects our additional interests acquired in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.

Drilling activity
The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2021
Ghana(4)	—	—	—	—	—	—	4	1.54	—	—	4	1.54	4	1.54
Equatorial Guinea	—	—	—	—	—	—	2	0.80	—	—	2	0.80	2	0.80
U.S. Gulf of Mexico	—	—	1	0.38	1	0.38	1	0.29	—	—	1	0.29	2	0.67
Total	—	—	1	0.38	1	0.38	7	2.63	—	—	7	2.63	8	3.01
Year Ended December 31, 2020
Ghana	—	—	—	—	—	—	1	0.17	2	0.34	3	0.51	3	0.51
Equatorial Guinea	—	—	—	—	—	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	—	—	1	0.40	1	0.40	1	0.35	—	—	1	0.35	2	0.75
Total	—	—	1	0.40	1	0.40	2	0.52	2	0.34	4	0.86	5	1.26
Year Ended December 31, 2019
Ghana	—	—	—	—	—	—	4	0.89	—	—	4	0.89	4	0.89
Equatorial Guinea	—	—	—	—	—	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	2	0.42	1	0.50	3	0.92	2	0.96	—	—	2	0.96	5	1.88
Total	2	0.42	1	0.50	3	0.92	6	1.85	—	—	6	1.85	9	2.77
______________________________________
(1)As of December 31, 2021, ten exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 14 development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.
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
(4)Table above reflects additional interests acquired in the recent acquisition of additional interests in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2021.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana(1)
Jubilee Unit	—	—	1	0.42	—	—	7	2.95
TEN	—	—	—	—	—	—	5	1.40
Equatorial Guinea
Asam	—	—	—	—	1	0.40	—	—
Okume	—	—	—	—	—	—	1	0.43
U.S. Gulf of Mexico
Winterfell	1	0.16	—	—	1	0.16	—	—
Mauritania / Senegal
BirAllah-Orca	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	3	0.80	1	0.27
Yakaar-Teranga	—	—	—	—	3	0.90	—	—
Total	1	0.16	1	0.42	10	2.82	14	5.05
______________________________________

(1)Table above reflects additional interests acquired in the recent acquisition of additional interests in Ghana. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.

Domestic Supply Requirements
Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of December 31, 2021, 159 Bcf of the 200 Bcf of natural gas has been provided.

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
The WCTP petroleum contract has a duration of 30 years from its effective date (July 2004). In July 2011, at the end of the seven‑year Exploration Period, parts of the WCTP Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished (“WCTP Relinquishment Area”). We maintain rights to the Akasa discovery within the WCTP Block as the WCTP petroleum contract remains in effect after the end of the Exploration Period. We and our WCTP Block partners have certain rights to negotiate a new petroleum contract with respect to certain portions of the WCTP Relinquishment Area. We and our WCTP Block partners, the Ghana Ministry of Energy and GNPC have agreed such WCTP petroleum contract rights to negotiate extend from July 21, 2011 until such time as either a new petroleum contract is negotiated and entered into with us or we decline to match a bona fide third-party offer GNPC may receive for the WCTP Relinquishment Area.
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
The DT petroleum contract has a duration of 30 years from its effective date (July 2006). In 2013, at the end of the seven‑year Exploration Period, parts of the DT Block on which we had not declared a discovery area, were not in a development and production area, or were not in the Jubilee Unit, were relinquished (“DT Relinquishment Area”). Our existing Wawa discovery within the DT Block was not subject to relinquishment upon expiration of the Exploration Period of the DT petroleum contract, as the DT petroleum contract remains in effect after the end of the Exploration Period while commerciality is being determined. Pursuant to our DT petroleum contract, we and our DT Block partners have certain rights to negotiate a new petroleum contract with respect to certain portions of the DT Relinquishment Area until such time as either a new petroleum contract is negotiated and entered into with us or we decline to match a bona fide third-party offer GNPC may receive for the DT Relinquishment Area.
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
Ghana Jubilee Field Unitization
The Jubilee Field, discovered by the Mahogany‑1 well in June 2007, covers an area within both the WCTP and DT Blocks. To optimize resource recovery in the Jubilee Field, it was unitized and the Jubilee UUOA was agreed to in 2009 which governs each party’s respective rights and duties in the Jubilee Unit and named Tullow as the Unit Operator. Although the Jubilee Field is unitized, Kosmos’ participating interests in each block outside the boundary of the Jubilee Unit are not impacted by the Jubilee UUOA. Currently, the WCTP petroleum contract has a 54.367% participating interest in the Jubilee Unit and the DT petroleum contract has a 45.633% participating interest in the Jubilee Unit. Our participating interest in the Jubilee Unit is based on these allocations and any event of redetermination in the future would impact Jubilee Unit participating interest.
Greater Tortue Ahmeyim Unitization
The Greater Tortue Ahmeyim Field, discovered by the Tortue‑1 well in May 2015, in Mauritania block C8 and by the Guembuel-1 well in January 2016, in the Saint-Louis Offshore Profond Block in Senegal covers an area within both the C8 and Saint-Louis Offshore Profond Blocks. Mauritania and Senegal agreed that the Greater Tortue Ahmeyim Field would be unitized for optimal resource recovery in the Inter-State Cooperation Agreement (ICA) signed in February 2018. The GTA UUOA was agreed between the contractor groups of the C8 and Saint-Louis Offshore Profond Blocks and approved by the appropriate Ministers in Mauritania and Senegal in February 2019. BP Mauritania and BP Senegal are co-Unit Operator and will allocate responsibilities for the initial development of the Greater Tortue Ahmeyim Field. During the second quarter of 2019, SMH and PETROSEN elected to increase their respective interest in their portion of the Greater Tortue Ahmeyim Unit to the maximum allowed percentages under the respective petroleum contracts. After the election, our interest in the exploration areas of Block C8 offshore Mauritania and in Saint Louis Offshore Profound offshore Senegal are unchanged, however, our interest in the Greater Tortue Ahmeyim Unit is now 26.7% and is subject to redetermination of the participating interests pursuant to the terms of the GTA UUOA. In February 2019, Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA.

Mauritania Agreements

Effective June 2012, we entered into three petroleum contracts covering offshore Mauritania Blocks C8, C12 and C13 with the Islamic Republic of Mauritania. The Mauritanian national oil company, SMH, currently has a 10% carried interest during the exploration period only. Should a commercial discovery be made, SMH’s 10% carried interest is extinguished and

SMH will have an option to obtain a participating interest between 10% and 14%. SMH will pay its portion of development and production costs in a commercial development. Cost recovery oil is apportioned to the contractor from up to 55% (62% for gas) of total production prior to profit oil being split between the government of Mauritania and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by the cumulative investment. At the election of the government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. The terms of exploration periods of these Offshore Blocks are all ten years and initially included a first exploration period of four years followed by the second exploration period of three years and the third exploration period of three years. Kosmos is currently in the third exploration period for Blocks C8 and C12, expiring in June 2022. In 2021, at the conclusion of the second exploration period, Block C13 offshore Mauritania was relinquished.

Senegal Agreements
In June 2018, we entered the final renewal of the exploration period for the Senegal Cayar Offshore Profond and Saint Louis Offshore Profond Blocks. In July 2021, the term of the Cayar Offshore Profound license was extended for up to an additional three years, ending in July 2024. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended on two separate occasions for a period of 10 years each under certain circumstances. The exploration period of the St. Louis Offshore Profound license expired in July 2021.
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

Sales and Marketing
As provided under the Jubilee UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee and TEN production as are the other Jubilee Unit and TEN partners. Over the years, we have entered into agreements with multiple oil marketing agents to market our share of the Jubilee and TEN fields oil, and we approve the terms of each sale proposed by such agent. We currently have crude oil marketing sales agreements over the Jubilee and TEN fields extending approximately three years.
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
In the U.S. Gulf of Mexico, we sell crude oil to purchasers typically through monthly contracts, with the sale taking place at multiple points offshore, depending on the particular property. Natural gas is sold to purchasers through monthly contracts, with the sale taking place either offshore or at an onshore gas processing plant after the removal of NGLs. We actively market our crude oil and natural gas to purchasers, and sales prices for purchased oil and natural gas volumes are negotiated with purchasers and are based on certain published indices. Since most of the oil and natural gas contracts are generally month-to-month, there are very few dedications of production to any one purchaser. We sell the NGLs entrained in the natural gas that we produce. The arrangements to sell these products first requires natural gas to be processed at an onshore gas processing plant. Once the liquids are removed and fractionated (separated into the individual hydrocarbon chains for sale), the products are sold by the processing plant. The residue gas left over is sold to natural gas purchasers as natural gas sales

(referenced above). The contracts for NGL sales are with the processing plant. The prices received for the NGLs are either tied to indices or are based on what the processing plant can receive from a third-party purchaser. The gas processing and subsequent sales of NGLs are subject to contracts with longer terms and dedications of life of lease production from the Company’s leases offshore.
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
The oil and gas industry as a whole has experienced continued volatility. Globally, the impact of COVID-19 has impacted demand for oil, which also resulted in significant variations in oil prices. Dated Brent crude, the benchmark for our international oil sales, ranged from approximately $50 to $86 per barrel during 2021. HLS crude, the benchmark for our U.S. Gulf of Mexico oil sales, which generally trades at a discount to Dated Brent, ranged from approximately $50 to $84 during 2021. Excluding the impact of hedges, our realized price for 2021 was $70.10 per barrel.

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
Capping and Containment (Excluding the U.S. Gulf of Mexico)
We entered into an agreement with a third-party service provider for it to supply subsea capping and containment equipment on a global basis (excluding the U.S. Gulf of Mexico). The equipment includes capping stacks, debris removal, subsea dispersant and auxiliary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. We also developed an emergency response plan and response organization to prepare and demonstrate our readiness to respond to a subsea well control incident. Capping and containment for the U.S. Gulf of Mexico is detailed in the U.S. Gulf of Mexico (Operated and Non-operated) section below.

Oil Spill Response
To complement our agreement discussed above for subsea capping and containment equipment, we became a charter member of the Global Dispersant Stockpile (“GSD”). The dispersant stockpile, which is managed by Oil Spill Response Limited (“OSRL”) of Southampton, England, an oil spill response contractor, consists of 5,000 cubic meters of dispersant strategically located at OSRL bases around the world. The total volume of the stockpile located at the OSRL bases is calculated to provide members with the ability to respond to a major spill incident. Dispersant from the GSD can be used in the U.S. Gulf of Mexico.
Mauritania and Senegal (Non-operated)
Kosmos transferred operatorship of Mauritania and Senegal operations to BP at the beginning of 2018 and was not the operator for any operations during 2021.
Ghana (Non-operated)
Tullow, our partner and the operator of the Jubilee Unit and the TEN fields, maintains Oil Spill Contingency Plans (“OSCP”) covering the Jubilee Field and Deepwater Tano Block. Under the OSCPs, emergency response teams may be activated to respond to oil spill incidents. Tullow has access to OSRL’s oil spill response services comprising technical expertise and assistance, including access to response equipment and dispersant spraying systems. Tullow maintains lease agreements with OSRL for Tier 1 and Tier 2 packages of oil spill response equipment.
Equatorial Guinea (Operated and Non-operated)
Effective January 1, 2019, Trident became operator of the Ceiba Field and Okume Complex. In addition, Kosmos has joined the Equatorial Guinea Oil and Gas Operators Emergency Resource Allocation Agreement to share equipment with other in country operators in case of emergency. Our membership in OSRL provides access to Tier II and III equipment located in Accra, Ghana and Southampton, England, UK.
U.S. Gulf of Mexico (Operated and Non-operated)
After the major well control incident and oil release in the U.S. Gulf of Mexico in 2010, the U.S. Department of Interior updated regulations which govern the type, amount and capabilities of response equipment that needs to be available to operators to respond to similar incidents. These regulations also dictate the type and frequency of training that operating personnel need to receive and demonstrate proficiency in. Kosmos also has an Oil Spill Response Plan (“OSRP”) which is approved by the Bureau of Safety and Environmental Enforcement (“BSEE”). This OSRP would be activated if needed in the event of an oil spill or containment event in the U.S. Gulf of Mexico. Kosmos joined several cooperatives that were established to meet the requirements of the new regulations. For capping and containment, Kosmos joined the Helix Well Containment Group (“HWCG”) consortium whose capabilities include; (i) two dual ram capping stacks rated at 15,000 psi and 10,000 psi respectively, (ii) intervention equipment to cap and contain a well with the mechanical and structural integrity to be shut in at depths up to 10,000 feet, and (iii) the ability to capture and process 130,000 barrels of fluid per day and 220 Mcf of gas per day. Kosmos is also a member of the Clean Gulf Associate (“CGA”) Oil Spill Cooperative, which provides oil spill response capabilities to meet regulatory requirements. Equipment and services include a High Volume Open Sea Skimming System (“HOSS”), dedicated oil spill response vessels strategically positioned along the U.S. gulf coast, dispersant and dispersant delivery systems, various types of spill response booms and mobile wildlife rehabilitation equipment. Due to federal regulations, all of the HWCG and CGA equipment is dedicated to U.S. operations and cannot be utilized outside the country.

Human Capital Resources
Health and Safety
The health and safety of our employees and those that work with us is a priority for Kosmos. Employees and contractors are expected to take all necessary and reasonable actions to ensure safe operations by following safe work practices, complying with relevant policies and regulations, and completing all applicable training. To support our dedication to health, safety and the environment, we have a comprehensive Health, Safety, Environment and Security (“HSES”) management system that applies to all Kosmos employees and contractors known as “The Standard.” In addition to adoption of The Standard, Kosmos fosters a strong safety culture through online and in person training, regular emergency response drills, and impactful safety discussions.

With the ongoing COVID-19 pandemic, the health of our employees and contractors continued to be a priority for 2021 including the establishment of a COVID-19 vaccination and testing policy, facilitating remote working flexibility for employees normally based in the office, and safeguarding operations offshore through a variety of enhanced operational safeguards and monitoring measures, including strict pre-embarkation quarantine procedures, wellness screenings, and COVID-19 testing.
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
Kosmos is committed to investing in the development of our employees. We support development through a blend of learning approaches including in-person and virtual training opportunities, on-the-job training, conferences, cross team projects and experiences and our leadership development program. Each year, all employees also have an opportunity to provide feedback on the employee experience and Kosmos culture through our annual employee opinion survey. In 2021, Kosmos achieved top quartile performance relative to peer companies. The feedback received through this annual survey is used to support continuous improvement and enhance the overall employee experience. In 2021, Kosmos had a retention rate greater than 93%.
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
We seek to employ qualified individuals from the countries in which we operate and are proud of our record of recruitment and retention of local staff. This year we maintained 100% local employees across all our host country offices.
As of December 31, 2021, we had 229 employees with 199 being based in the United States and 30 residing in our local offices. Our workforce was approximately 38% gender diverse and approximately 33% minority.
Employee Well-being
Kosmos offers employees a robust range of benefits, including health plans, equity opportunities, savings plans, short- and long-term incentives. All domestic employees are awarded equity in the company as part of the total reward package, aligning employee reward with shareholder interest. Our benefits package prioritizes emotional, physical, and financial health and wellness. We also offer a strong Employee Assistance Program (EAP), which offers free and confidential assessments, counseling, and follow-up services to employees with personal and/or work-related mental health problems.
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

Available Information
Kosmos is listed on the NYSE and LSE and our common stock is traded under the symbol KOS. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC as well as the London Stock Exchange's Regulatory News Service (“LSE RNS”). The SEC maintains a website at http://www.sec.gov that contains documents we file electronically with the SEC. The LSE RNS maintains a website at http://www.londonstockexchange.com that contains documents we file electronically with the LSE RNS.
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
•Our operations may be materially adversely affected by weather-related events including tropical storms and hurricanes;
•The development schedule of oil and natural gas projects is subject to delays and cost overruns;
•Our offshore and deepwater operations involve special risks that could adversely affect our results of operations;
•We have had disagreements with host governments regarding certain of our rights and responsibilities and may have future disagreements with our host governments;
•The geographic locations of our licenses in Africa and the U.S. Gulf of Mexico subject us to a risk of loss of revenue or curtailment of production from factors specifically affecting those areas;

Our Business and Financial Condition
•The COVID-19 pandemic and outbreaks of other diseases may adversely affect our business operations and financial condition;
•A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition and results of operations;
•Our business plan requires substantial additional capital;
•We may be required to take write‑downs of the carrying values of our oil and natural gas assets as a result of decreases in oil and natural gas prices;

•We face various risks associated with increased activism against, or change in public sentiment for, oil and gas exploration, development, and production activities and ESG considerations including climate change and the transition to a lower carbon economy;
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
•Our commercial debt facility, revolving credit facility, indentures governing our Senior Notes and GoM Term Loan contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions;
•Provisions of our Senior Notes could discourage an acquisition of us by a third-party;
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
•A cyber incident, including a breach of digital security, could result in information theft, data corruption, operational disruption, and/or financial loss;
•Our ability to utilize net operating loss carryforwards may be subject to certain limitations;
•Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt;

Regulation
•Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic, and environmental circumstances;
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

General Matters
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
Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether or not a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties or force majeure events. Exploratory wells bear a much greater risk of failure than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field or be indicative of the potential for the development of a commercially viable field. A variety of factors, including geologic and market‑related, can cause a field to become uneconomic or only marginally economic. A lack of drilling opportunities or projects that cease production may cause us to incur significant costs associated with an idle rig and/or related services, particularly if we cannot contract out rig slots to other parties. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. In addition, a successful discovery would require significant capital expenditure in order to appraise, develop and produce oil and natural gas, even if we deemed such discovery to be commercially viable. See “—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.” In the international areas in which we operate, we face higher above‑ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See “—Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.” Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.
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
Under the terms of our various petroleum contracts, we are contractually obligated to drill wells and declare any discoveries in order to retain exploration and production rights. In the competitive market for our license areas, failure to drill these wells or declare any discoveries may result in substantial license renewal costs or loss of our interests in the undeveloped parts of our license areas, which may include certain of our prospects or undeveloped discoveries.
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
Under these petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2021, we have an unfulfilled drilling obligation in one of our Mauritania petroleum contracts. In certain other petroleum contracts, we are in the initial exploration phases, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.
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
The interests in and development of the Jubilee Field are governed by the terms of the Jubilee UUOA. The parties to the Jubilee UUOA, the collective interest holders in each of the WCTP and DT Blocks, initially agreed that interests in the Jubilee Unit will be shared equally, with each block deemed to contribute 50% of the area of such unit. The respective interests in the Jubilee Unit were therefore initially determined by the respective interests in such contributed block interests. Pursuant to the terms of the Jubilee UUOA, the percentage of such contributed interests is subject to a process of redetermination once sufficient development work has been completed in the unit. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, the tract participation was determined to be 54.4% for the WCTP Block and 45.6% for the DT Block. Consequently, our Unit Interest (participating interest in the Jubilee Unit) was increased from 23.5% to 24.1% upon completion of the initial redetermination process. Following the acquisition of Anadarko WCTP Company, which owned a participating interest in the WCTP Block and DT Block, our Unit Interest (participating interest in the Jubilee Unit) increased from 24.1% to 42.1%. An additional redetermination could occur sometime if requested by a party that holds greater than a 10% interest in the Jubilee Unit. We cannot assure you that any redetermination pursuant to the terms of the Jubilee UUOA will not negatively affect our interests in the Jubilee Unit or that such redetermination will be satisfactorily resolved.

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
The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2021.
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
The development of the market for natural gas in certain of our international license areas is in its early stages. Currently the infrastructure to transport and process natural gas on commercial terms is limited and the expenses associated with constructing such infrastructure ourselves may not be commercially viable given local prices currently paid for natural gas. Accordingly, there may be limited or no value derived from any natural gas produced from some of our international license areas.
In Ghana, we currently produce associated gas from the Jubilee and TEN fields. A gas pipeline from the Jubilee Field has been constructed to transport such natural gas for processing and sale. However, we granted the Government of Ghana the first 200 Bcf of natural gas exported from the Jubilee Field to shore at zero cost. Through December 31, 2021, the Jubilee partners have provided approximately 159 Bcf from the Jubilee Field to the Government of Ghana and are currently forecasted to provide the remaining portion of the first 200 Bcf of natural gas to the Government of Ghana in around one year. The Jubilee partners are currently in discussions with the Government of Ghana regarding a gas sales agreement for volumes of Jubilee natural gas beyond the first 200 Bcf. We do not currently book proved gas reserves associated with natural gas sales from the Jubilee Field in Ghana. However, we expect to book gas reserves upon finalization and execution of a gas sales agreement for such Jubilee Field natural gas that will have a price associated with it. A gas pipeline from the TEN fields to the Jubilee Field was completed in 2017 to transport associated natural gas as well as non-associated natural gas for processing and sale. We finalized the TAG GSA, and as a result, we booked proved gas reserves for the associated natural gas from the TEN fields in Ghana. If and when a gas sales agreement and the related infrastructure are in place for the TEN fields non-associated gas, a portion of the remaining gas may be recognized as reserves.

In Mauritania and Senegal, we plan to export the majority of our gas resource to the LNG market. However, that plan is contingent on making additional final investment decisions on our gas discoveries and constructing the necessary infrastructure to produce, liquefy and transport the gas to the market. Additionally, such plans are contingent upon receipt of required partner and government approvals.

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
In the event that our currently undeveloped discoveries and prospects are developed and become operational, they may not produce oil and natural gas in commercial quantities or at the costs anticipated, and our projects may cease production, in part or entirely, in certain circumstances. Discoveries may become uneconomic as a result of an increase in operating costs to produce oil and natural gas. Our actual operating costs and rates of production may differ materially from our current estimates. Moreover, it is possible that other developments, such as increasingly strict environmental, climate change, and health and safety laws, regulations and executive orders and enforcement policies thereunder and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities, delays, an inability to complete the development of our discoveries or the abandonment of such discoveries, which could cause a material adverse effect on our financial condition and results of operations.

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
These risks are particularly acute in deepwater drilling, exploration, and development. Any of these events could result in loss of human life, significant damage to property, environmental or natural resource damage, impairment, delay or cessation of our operations, lower production rates, adverse publicity, substantial losses and civil or criminal liability. We expect to maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events, whether or not covered by insurance, could have a material adverse effect on our financial position and results of operations.
Our operations may be materially adversely affected by weather-related events, including tropical storms and hurricanes.
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
Historically, some oil and natural gas development projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and oilfield services, mechanical and technical issues, as well as weather-related delays. The cost to develop our projects has not been fixed and remains dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Our construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the projects, requiring additional capital, and such capital may not be available in a timely and cost‑effective fashion.
Our offshore and deepwater operations involve specific risks that could adversely affect our results of operations.
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

Deepwater exploration generally involves greater operational and financial risks than exploration in shallower waters. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of equipment failure and usually higher drilling costs. In addition, there may be production risks of which we are currently unaware. If we participate in the development of new subsea infrastructure and use floating production systems to transport oil from producing wells, these operations may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in loss of production, significant liabilities, cost overruns or delays. For example, we have experienced mechanical issues in the Jubilee Field, including failures of its gas and water injection facilities on the FPSO, and the turret bearing issue on the FPSO. The equipment downtime caused by these mechanical issues negatively impacted oil production.

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

In addition, in the event of a well control incident, containment and, potentially, cleanup activities for offshore drilling are costly. The resulting regulatory costs or penalties, and the results of third-party lawsuits, as well as associated legal and support expenses, including costs to address negative publicity, could well exceed the actual costs of containment and cleanup. As a result, a well control incident could result in substantial liabilities, and have a significant negative impact on our earnings, cash flows, liquidity, financial position, and stock price.

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
As an example, multiple discovered fields and a significant portion of our proved reserves are located offshore Ghana. The WCTP petroleum contract, the DT petroleum contract and the Jubilee UUOA cover the two blocks and the Jubilee and TEN fields that form the basis of our current operations in Ghana. Pursuant to these petroleum contracts, most significant decisions, including our plans for development and annual work programs, must be approved by GNPC, the Ghanaian Revenue Authority (the “GRA”), the Petroleum Commission and/or Ghana’s Ministry of Energy. We have previously had disagreements with the Ministry of Energy and GNPC regarding certain of our rights and responsibilities under these petroleum contracts, the 1984 Ghanaian Petroleum Law and the Internal Revenue Act, 2000 (Act 592) (the “Ghanaian Tax Law”). These included disagreements over sharing information with prospective purchasers of our interests, pledging our interests to finance our development activities, potential liabilities arising from discharges of small quantities of drilling fluids into Ghanaian territorial waters, the failure to approve the proposed sale of our Ghanaian assets, assertions that could be read to give rise to taxes or other payments payable under the Ghanaian Tax Law, failure to approve PoDs relating to certain discoveries offshore Ghana and the relinquishment of certain exploration areas on our licensed blocks offshore Ghana. The resolution of certain of these disagreements required us to pay agreed settlement costs to GNPC and/or the government of Ghana. In Ghana, as part of its normal course audit process the GRA has asserted that we have underpaid certain tax and other contractual fiscal obligations. We believe that these claims are without merit and, if required, we intend to vigorously dispute them, but there can be no assurance regarding the resolution of this or future disagreements.

The geographic locations of our licenses in Africa and the U.S. Gulf of Mexico subject us to a risk of loss of revenue or curtailment of production from factors specifically affecting those areas.
A large portion of our current exploration licenses are located in Africa and, following our acquisition of Anadarko WCTP, a significant proportion of our total production comes from the Jubilee Unit Area and TEN fields offshore Ghana. Some or all of these licenses could be affected should any region experience any of the following factors (among others):
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
Risks Relating to our Business and Financial Condition
The COVID-19 pandemic has, and outbreaks of other diseases may, adversely affect our business operations and financial condition.
The global spread of the COVID-19 pandemic, travel restrictions, “shelter-in-place” and various quarantine measures and other governmental actions taken to inhibit its spread, has created significant volatility, uncertainty and economic disruption in the markets in which we operate, which has affected our business and operations and those of our suppliers, contractors and partners. For example, certain contracts necessary for our ongoing exploration, development and production operations were suspended or terminated as a consequence of the pandemic, and the pandemic has constrained our ability and the ability of our suppliers, contractors and partners to develop and implement effective plans to explore for oil and gas and to develop or produce certain of our license areas. The measures taken to combat the pandemic have limited access to qualified personnel, increased costs associated with ensuring the safety and health of our personnel, restricted the transportation of personnel, equipment and supplies to and from our areas of operation, and they have diverted the time, attention and resources of government agencies that are necessary to conduct our operations.
Access to our FPSOs and other production facilities could also be restricted and/or suspended as result of COVID-19. Our FPSOs and production facilities are able to operate for short periods of time without access to the mainland, but if travel restrictions are imposed again, we and the operators of the impacted fields could be required to cease production and other operations until such restrictions were lifted. Any losses we experience as a result of COVID-19 that impact sales or delay production may not be covered by our insurance policies.
The extent to which our results are affected by COVID-19 will largely depend on future developments that cannot be accurately predicted. While the full impact of this pandemic is not yet known, we are closely monitoring COVID-19 and continually assessing its potential effects on our liquidity, capital resources, operations and business and those of the third parties we rely on. In addition, the adverse effect of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows may heighten many of the other risks described in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Significant outbreaks of other contagious diseases, and other adverse public health developments, could have a material impact on our business operations and financial condition. Many of our operations are currently, and will likely remain in the near future, in developing countries which are susceptible to outbreaks of disease and may lack the resources to effectively contain such an outbreak quickly. Such outbreaks may impact our ability to explore for oil and gas, develop or produce our license areas by limiting access to qualified personnel, increasing costs associated with ensuring the safety and health of our personnel, restricting transportation of personnel, equipment, supplies and oil and gas production to and from our areas of operation and diverting the time, attention and resources of government agencies which are necessary to conduct our operations. In addition, any losses we experience as a result of such outbreaks of disease which impact sales or delay production may not be covered by our insurance policies.

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
The prices that we will receive for our oil and natural gas will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. Oil prices experienced significant and sustained declines in the past few years and will likely continue to be volatile in the future. For example, the impact of the ongoing COVID-19 pandemic on demand for oil and natural gas has resulted in significant variations in oil prices. The prices that we will receive for our production and the levels of our production depend on numerous factors. These factors include, but are not limited to, the following:
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
•the continued threat of terrorism and the impact of military and other action, including U.S. military operations outside the United States;
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
Lower oil prices may not only reduce our revenues but also may limit the amount of oil that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Additionally, a substantial or extended decline in oil and natural gas prices could result in surety companies seeking additional collateral to support existing surety or performance bonds, such as cash or letters of credit, and we cannot provide assurance that we will be able to satisfy such collateral demands. If we are required to provide collateral in the form of cash or letters of credit, our liquidity position could be negatively impacted and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing or obtain surety or performance bonds on commercially reasonable terms, we may be forced to reduce our capital expenditures. These factors may make it more difficult for us to obtain the financial assurances required by the BOEM to conduct operations in the U.S. Gulf of Mexico. These difficulties could result in increased costs on our operations and consequently have a material adverse effect on our business and results of operations.

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
•the effects of competition by other companies operating in the oil and gas industry, and
•potential changes in investor and public preferences and sentiment towards ESG considerations including climate change and the transition to a lower carbon economy.
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
Assuming we are able to commence exploration, appraisal, development and production activities or successfully exploit our licenses during the exploratory term, our interests in our licenses (or the development/production area of such licenses as they existed at that time, as applicable) could extend beyond the term set for the exploratory phase of the license to a fixed period or life of production, depending on the jurisdiction. If we are unable to meet our well commitments and/or declare commerciality of the prospective areas of our licenses during this time, we may be subject to significant potential forfeiture of all or part of the relevant license interests. If we are not successful in raising additional capital, we may be unable to continue our exploration and production activities or successfully exploit our license areas, and we may lose the rights to develop these areas. See “—Under the terms of our various license agreements, we are contractually obligated to drill wells and declare any discoveries in order to retain exploration and production rights. In the competitive market for our license areas, failure to declare any discoveries and thereby establish development areas may result in substantial license renewal costs or loss of our interests in the undeveloped parts of our license areas, which may include certain of our prospects or undeveloped discoveries.”
All of our proved reserves, oil production and cash flows from operations are currently associated with our licenses offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the U.S. Gulf of Mexico. Should any event occur which adversely affects such proved reserves, oil production and cash flows from these licenses, including, without limitation, any event resulting from the risks and uncertainties outlined in this “Risk Factors” section, our business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.
We may be required to take write‑downs of the carrying values of our oil and natural gas assets as a result of decreases in oil and natural gas prices, and such decreases could result in reduced availability under our corporate revolver, commercial debt facility, and GoM Term Loan.

We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method. Under such method, we are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of appraisal and development plans, production data, oil and natural gas prices, economics and other factors, we may be required to write down the carrying value of our oil and natural gas assets. A write‑down constitutes a non‑cash charge to earnings. If there is a significant and sustained drop in oil and natural gas prices, we may incur future write‑downs and charges should prices remain at low levels for an extended period of time.
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
We face various risks associated with increased activism against, or change in public sentiment for, oil and gas exploration development, and production activities and ESG considerations, including climate change and the transition to a lower carbon economy.
Opposition toward oil and gas drilling, development, and production activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non‑governmental organizations and other stakeholders regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti‑development activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development.
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
•damaging publicity about us;
•increased regulation;
•increased costs of doing business;
•reduced access to financing and hedging,
•reduction in demand for our products; and
•other adverse effects on our ability to develop our properties and/or undertake production operations.
Activism may continue to increase regardless of whether the Biden administration in the U.S. is perceived to be following, or actually follows, through on President Biden’s campaign commitments to promote decreased fossil fuel exploration and production in the U.S., including as a result of President Biden’s environmental and climate change executive orders described later in this 10-K in the risk factor titled “Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.” Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations. In addition, a change in public sentiment regarding the oil and gas industry could result in a reduction in the demand for our products or otherwise affect our results of operations or financial condition.

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
Our commercial debt facility, revolving credit facility, the indentures governing our Senior Notes and our GoM Term Loan contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our future goals.
Our commercial debt facility, revolving credit facility, the indentures governing our Senior Notes and our GoM Term Loan include certain covenants that, among other things, restrict:
•our investments, loans and advances and certain of our subsidiaries’ payment of dividends and other restricted payments;
•our incurrence of additional indebtedness;
•the granting of liens, other than liens created pursuant to the commercial debt facility, revolving credit facility, the indentures governing our Senior Notes or the GoM Term Loan and certain permitted liens;
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
Our commercial debt facility, revolving credit facility and GoM Term Loan require us to maintain certain financial ratios, such as debt service coverage ratios and cash flow coverage ratios. All of these restrictive covenants may limit our ability to move funds among our subsidiaries, operate our business, or expand or pursue our business strategies. Our ability to comply with these and other provisions of our commercial debt facility, revolving credit facility, the indentures governing our Senior Notes and our GoM Term Loan may be impacted by changes in economic or business conditions, our results of operations or events beyond our control. The breach of any of these covenants could result in a default under our commercial debt facility, revolving credit facility, the indentures governing our Senior Notes and our GoM Term Loan, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under such debt instruments, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders, successors or assignees could proceed against their collateral. If the indebtedness under our commercial debt facility, revolving credit facility, the indentures governing our Senior Notes and our GoM Term Loan were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. In addition, the limitations imposed by such debt instruments on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Provisions of our Senior Notes could discourage an acquisition of us by a third-party.
Certain provisions of the indentures governing our Senior Notes could make it more difficult or more expensive for a third-party to acquire us, or may even prevent a third-party from acquiring us. For example, upon the occurrence of a “change of control triggering event” (as defined in the indentures governing our Senior Notes), holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. By discouraging an acquisition of us by a third-party, these provisions could have the effect of depriving the holders of our common stock of an opportunity to sell their common stock at a premium over prevailing market prices.
Our level of indebtedness may increase and thereby reduce our financial flexibility.
At December 31, 2021, we had $1.0 billion outstanding and $235.2 million of committed undrawn available capacity under our commercial debt facility, subject to borrowing base availability. As of December 31, 2021, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability was $400.0 million. As of December 31, 2021, we had $1.5 billion principal amount of Senior Notes outstanding and $175 million outstanding under the GoM Term Loan. In the future, we also may incur significant off-balance sheet obligations and/or significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.
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
We are a holding company, and our subsidiaries own all of our assets and conduct all of our operations. Accordingly, our ability to make payments of interest and principal on the Senior Notes and commercial debt facility will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries will not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of the Senior Notes or the commercial debt facility. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indentures governing our Senior Notes limits the ability of our subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments to us, with significant qualifications and exceptions. In addition, the terms of the commercial debt facility limit the ability of the obligors thereunder, including our material operating subsidiaries that hold interests in our assets located offshore Ghana and Equatorial Guinea and their intermediate parent companies to provide cash to us through dividend, debt repayment or intercompany lending. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes and commercial debt facility.
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
The success of a significant acquisition (such as our 2018 acquisition of DGE) will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, increased interest expense associated with debt incurred or assumed in connection with the transaction, adverse changes in oil and gas industry conditions, or by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties, including the assumption of health, safety, and environmental or other liabilities in connection with the acquisition. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.
A cyber incident, including a breach of digital security, could result in information theft, data corruption, operational disruption, and/or financial loss.
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
As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. A cyber‑attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial‑of‑service on websites. For example, in 2012, a wave of network attacks impacted Saudi Arabia’s oil industry and breached financial institutions in the United States. A number of U.S. companies have also been subject to cyber-attacks in recent years resulting in unauthorized access to sensitive information and operational disruptions. Certain countries are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies.
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
On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR after the end of 2023. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2023. The continued existence of LIBOR after 2023, therefore, remains highly uncertain. While various governmental working groups are pursuing replacement rates, if LIBOR ceases to exist, we may need to renegotiate our Facility and Corporate Revolver and may not be able to do so on terms that are favorable to us.

Risks Relating to Regulation
Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic, and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.
Oil and natural gas exploration, development and production activities are directly and indirectly subject to political, economic, and environmental uncertainties (including but not limited to those resulting from government elections and changes in energy policies), changes in laws and policies governing operations of companies, expropriation of property, cancellation or modification of contract rights, revocation of consents, approvals or royalty regimes, obtaining various approvals from regulators, foreign exchange restrictions, currency fluctuations, royalty increases, implementation of a carbon tax or cap-and-trade program, increased laws and regulations around climate change, and other risks arising out of governmental sovereignty, as well as risks of loss due to civil strife, acts of war, guerrilla activities, terrorism, acts of sabotage, territorial disputes and insurrection.

For example, the Biden administration has taken a number of actions that may result in stricter environmental, health and safety standards applicable to our operations and those of the oil and gas industry more generally. The Biden Administration issued the “Executive Order on Tackling the Climate Crisis at Home and Abroad” on January 27, 2021 (the “Climate Change Executive Order”). This executive order directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending completion of a review by the Secretary of the Interior of federal oil and gas permitting and leasing practices in light of the Biden administration’s concerns regarding the impact of these activities on the environment and climate. The Secretary of the Interior completed its review of permitting and leasing practices in November 2021 and issued a report recommending, among other things, an increase in royalty rates and financial assurance requirements. However, litigation concerning the Climate Change Executive Order’s pause on new oil and gas leases is ongoing. In June 2021, the U.S. District Court for the Western District of Louisiana issued a nationwide preliminary injunction barring the Biden administration from implementing the pause in new federal oil and gas leases. Subsequently, in November 2021, the Biden administration resumed lease sales in the Gulf of Mexico; however, on January 27, 2022, in litigation brought by Friends of the Earth and other plaintiffs, the U.S. District Court for the District of Columbia vacated the November 2021 lease sale and the related agency decision making process, finding that the Bureau of Ocean Energy Management (“BOEM”) failed to consider the impact on foreign greenhouse gas emissions if the November 2021 lease sale was not held and the court determined that this failure was a violation of the National Environmental Policy Act. Following this decision by the District Court for the District of Columbia vacating the November 2021 lease sale, there is uncertainty surrounding whether the sale can be revived and whether the single lease in which Kosmos was the apparent high bidder will be awarded. In addition, there is increasing uncertainty regarding the near-term future of Gulf of Mexico lease sales. These lease sales are conducted pursuant to Five-Year Leasing Programs under the Outer Continental Shelf Lands Act, for which the current Five-Year Program is set to expire on June 30, 2022. No new Gulf of Mexico leases can be awarded until a new Five-Year Leasing Program is approved. In addition, the Climate Change Executive Order, among other things, establishes climate conditions as an essential element of U.S. foreign policy; establishes a White House office and a climate task force to coordinate and implement the Biden Administration’s domestic climate change agenda; directs federal agencies to procure carbon pollution-free electricity and zero-emission vehicles; eliminate fossil fuel subsidies as consistent with applicable law; identifies a goal of a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050; and commits to a goal of conserving at least 30 percent of federal lands and oceans by 2030. Separately, in April 2021, President Biden announced a goal of reducing the United States’ greenhouse gas emissions by 50-52% below 2005 levels by 2030.

In addition, President Biden signed another executive order on January 20, 2021, titled “Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” (the “Health and Environment Executive Order”), which among other things calls for a review of regulations and other executive actions promulgated, issued or adopted during the prior Presidential administration to assess whether they are, in the view of the Biden Administration, sufficiently protective of public health and the environment, including with respect to climate change, and consistent with science. The order also specifically calls for consideration of new regulations regarding methane emissions in the oil and gas sector, reassessment of decisions made by the prior administration limiting the size of certain national monuments, and incorporation of the impact of GHG emissions (known as the “social cost of carbon”) in decision making by federal agencies. These actions and any future changes to applicable environmental, health and safety, regulatory and legal requirements promulgated by the current Presidential administration and Congress may restrict our access to additional acreage and new leases in the deepwater U.S. Gulf of Mexico or lead to limitations or delays on our ability to secure additional permits to drill and develop our acreage and leases or otherwise lead to limitations on the scope of our operations, or may lead to increases to our compliance costs. The potential impacts these changes on our future consolidated financial condition, results of operations or cash flows cannot be predicted.

In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities, as it is the case in Ghana, where the GRA has disputed certain tax deductions we had claimed in prior fiscal years’ Ghanaian tax returns as non‑allowable under the terms of the Ghanaian Petroleum Income Tax Law, as well as non‑payment of certain transactional taxes, contractual fiscal obligations and other payments. We have faced similar tax related disputes with the Senegal Tax Administration.
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

In the U.S. Gulf of Mexico, there have been a series of regulatory initiatives developed and implemented at the federal level to address the direct impact of the incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through the present, the Department of Interior (“DOI”) through the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”), has issued a variety of regulations and Notices to Lessees and Operators (“NTLs”), intended to impose additional safety, permitting and certification requirements applicable to exploration, development and production activities in the U.S. Gulf of Mexico. These regulatory initiatives effectively slowed down the pace of drilling and production operations in the U.S. Gulf of Mexico as adjustments were being made in operating procedures, certification requirements and lead times for inspections, drilling applications and permits, and exploration and production plan reviews, and as the federal agencies evolved into their present-day bureaus. On May 15, 2019, BSEE published a final rule with an effective date of July 15, 2019 that revises requirements for well design, well control, casing, cementing, real-time monitoring (RTM), and subsea containment. These revisions modify regulations pertaining to offshore oil and gas drilling, completions, workovers, and decommissioning in accordance with Executive and Secretary of the Interior's Orders. Key features of the well control regulations include requirements for blowout preventers (BOPs), double shear rams, third-party reviews of equipment, real time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment. For a discussion of recent drilling and climate change executive orders signed by President Biden, see the risk factor earlier in this 10-K titled “Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.”

In addition to the array of new or revised safety, permitting and certification requirements developed and implemented by the DOI in the past few years, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, such as, for example, a proposal to significantly increase the minimum financial responsibility demonstration required under the Oil Pollution Act of 1990. To the extent the existing regulatory initiatives implemented and pursued over the past few years or any future restrictions, whether through legislative or regulatory means or increased or broadened permitting and enforcement programs, foster uncertainties or delays in our offshore oil and natural gas development or exploration activities, then such conditions may have a material adverse effect on our business, financial condition and results of operations. Any other new rules, regulations or legal initiatives by BOEM or other governmental authorities, including as a result of the current Presidential administration, that impose more stringent requirements regarding financial assurances, moratoria on new leases or otherwise adversely affecting our offshore activities could result in increased costs. In particular, as noted above, the current Presidential administration supports limitations on oil and gas exploration and production on federal areas. These restrictions and similar restrictions that may be issued in the future may limit our operations and adversely impact our future financial results.

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
We are subject to various international, foreign, federal, state and local health, safety and environmental laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use, transportation and disposal of regulated materials and the health and safety of our employees, contractors and communities in which our assets are located. We are required to obtain environmental permits from governmental authorities for our operations, including drilling permits for our wells. We may not be at all times in complete compliance with these permits and laws and regulations to which we are subject, and there is a risk such requirements could change in the future or become more stringent. If we violate or fail to comply with such requirements, we could be fined or otherwise sanctioned by regulators, including through the revocation of our permits or the suspension or termination of our operations. If we fail to obtain, maintain or renew permits in a timely manner or at all (due to opposition from partners, community or environmental interest groups, governmental delays or other reasons), or if we face additional requirements imposed as a result of changes in or enactment of laws or regulations, such failure to obtain, maintain or renew permits or such changes in or enactment of laws or regulations could impede or affect our operations, which could have a material adverse effect on our results of operations and financial condition.
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
Releases of regulated substances may occur and can be significant. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our current or former facilities and at any third-party waste disposal sites used by us or on our behalf. In addition, offshore oil and natural gas exploration and production involves various hazards, including human exposure to regulated substances, which include naturally occurring radioactive, and other materials.

As such, we could be held liable for any and all consequences arising out of human exposure to such substances or for other damage resulting from the release of any regulated or otherwise hazardous substances to the environment, property or to natural resources, or affecting endangered species.
In addition, we expect continued and increasing attention to climate change issues and emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion). For example, in April 2016, 195 nations, including Ghana, Mauritania, Sao Tome and Principe, Senegal and the United States, signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is in effect a successor to the Kyoto Protocol, an international treaty aimed at reducing emissions of GHGs, to which various countries and regions, including Ghana, Mauritania, Sao Tome and Principe and Senegal, are parties. In 2012, the Kyoto Protocol was extended by amendment through 2020 in the so-called Doha Amendment, which entered into force in late December 2020 after the requisite number of parties ratified it in October 2020. In November 2021, the international community gathered in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. It cannot be determined at this time what effect the Paris Agreement, COP26 and any related GHG emissions targets, regulations, executive orders or other requirements, will have on our business, results of operations and financial condition. This legislative and regulatory uncertainty, however, could result in a disruption to our business or operations. The physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including through increased severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process‑related services provided by our third‑party contractors. For a discussion of recent environmental and climate change executive orders signed by President Biden, see the risk factor earlier in this 10-K titled “Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.”

Health, safety and environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Our costs of complying with current and future climate change, health, safety and environmental laws, the actions or omissions of our block partners and third-party contractors and our liabilities arising from releases of, or exposure to, regulated substances may adversely affect our results of operations and financial condition. See “Item 1. Business—Environmental Matters” for more information.
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
Of particular importance to us, the CFTC has implemented regulations that establish position limits for certain futures and economically equivalent swaps and require exchanges to do the same. Certain bona fide hedging positions are exempt from these position limits. As the relevant provisions of these rules for the Company are phased in over the next several years, they may increase costs or, if we are unable to meet the specific requirements of the relevant hedging exemption, we may be subject to certain position limits.
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
All of the shares sold in our public offerings are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Substantially all of the remaining shares of common stock are restricted securities as defined in Rule 144 under the Securities Act (unless they have been sold pursuant to Rule 144 to date). Restricted securities may be sold in the U.S. public market only if registered or if they qualify for an exemption from registration, including by reason of Rule 144 or Rule 701 under the Securities Act. All of our restricted shares are eligible for sale in the public market, subject in certain circumstances to the volume, manner of sale limitations with respect to shares held by our affiliates and other limitations under Rule 144. Additionally, we have registered all our shares of common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these share awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell common stock, could reduce the market price of our common stock.
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
As of February 24, 2022, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common stock was 112. On February 24, 2022, the last reported sale price of Kosmos’ common stock, as reported on the NYSE, was $4.58 per share.
Kosmos does not currently pay a dividend. Any decision to pay dividends in the future is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. Certain of our subsidiaries are currently restricted in their ability to pay dividends to us pursuant to the terms of the Senior Notes, the Facility, the Corporate Revolver, and the GoM Term Loan unless we meet certain conditions, financial and otherwise.
Issuer Purchases of Equity Securities
Under the terms of our LTIP, we have issued restricted shares to our employees. On the date that these restricted shares vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share award agreements and the LTIP, at either the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the minimum statutory tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. The Company may repurchase the restricted shares sold by the grantees to settle their tax liability. The repurchased shares are reallocated to the number of shares available for issuance under the LTIP. During 2021, there were no shares purchased.

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
The following graph illustrates changes over the five-year period ended December 31, 2021, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Kosmos Energy Ltd. (KOS)
S&P 500 (SPX)
Dow Jones U.S. Exploration & Production Index (DWCEXP)

	December 31,
	2016	2017	2018	2019	2020	2021
Kosmos Energy Ltd. (KOS)	$100.00	$97.72	$58.06	$83.79	$35.14	$51.75
S&P 500 (SPX)	100.00	121.82	116.47	153.13	181.29	233.28
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	100.28	80.93	89.26	59.10	101.81

Item 6.  Selected Financial Data
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for consolidated financial information as of and for the three years ended December 31, 2021.

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
The ongoing COVID-19 pandemic that emerged at the beginning of 2020 has resulted in travel restrictions, including border closures, travel bans, social distancing restrictions, various quarantine measures and office closures being ordered in the various countries in which we operate, impacting some of our business operations. These ongoing restrictions have had an impact on the supply chain, resulting in the delay of various operational projects. Globally, the impact of COVID-19 has impacted demand for oil, which also resulted in significant variations in oil prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on oil prices.

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

In May 2021, the Company entered into an amended and restated Facility Agreement and certain ancillary documents. As part of the amendment, Kosmos elected to lower the overall Facility size from $1.5 billion to $1.25 billion to reduce reliance on the Facility and commitment costs following the completion of the Company’s senior notes issuance in March 2021. The amendment includes a two-year tenor extension, with the Facility’s final maturity now in March 2027. As amended, the Facility has an available borrowing base of approximately $1.24 billion.

In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company (“Anadarko WCTP”), a subsidiary of Occidental Petroleum Corporation, which owns a participating interest in the WCTP Block and DT Block offshore Ghana, including an 18.0% participating interest in the Jubilee Unit Area and an 11.1% participating interest in the TEN fields. In consideration for the acquisition, Kosmos paid $455.9 million in cash based on an initial purchase price of $550.6 million reduced by certain purchase price adjustments totaling $94.7 million. Additionally, we incurred $9.5 million of transaction related costs, which were capitalized as part of the purchase price. Following closing of the acquisition, Kosmos’ interest in the Jubilee Unit Area increased from 24.1% to 42.1%, and Kosmos’ interest in the TEN fields increased from 17.0% to 28.1%.

Under the Deepwater Tano Block Joint Operating Agreement, certain joint venture partners have pre-emption rights that, if fully exercised, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%, and our ultimate interest in the TEN fields by 8.3% to 19.8%. In November 2021, we received notice from certain joint venture partners that they intend to exercise their pre-emption rights in relation to Kosmos' acquisition of additional interests in Ghana. The exercise of pre-emption rights is subject to finalizing definitive agreements with Kosmos and requires approval from GNPC and the Ghanaian Ministry of Energy. The initial purchase price for the pre-empted portion of transaction is approximately $150 million and is subject to additional purchase price closing adjustments. Kosmos would anticipate using any potential proceeds to accelerate debt repayment.

Kosmos initially funded the purchase price through the issuance of $400.0 million aggregate principal amount of floating rate senior notes due 2022 (“Bridge Notes”) and $75.0 million of borrowings under Kosmos' Facility. Kosmos then refinanced the Bridge Notes in full with the proceeds from the issuance of $400.0 million of 7.750% Senior Notes due 2027 and cash on hand. Kosmos also received $136.6 million in proceeds from a public issuance of 43.1 million shares of Kosmos’ common stock with proceeds used to repay a portion of outstanding borrowings under the Facility during the fourth quarter of 2021.

Under the terms of our 2020 farm-out agreement, potential contingent consideration is payable by Shell depending on the results of the first four exploration wells Shell drills in the purchased assets, excluding South Africa. Upon approval of the relevant operating committee of an appraisal plan for submission to the relevant governmental authority for any of those first four exploration wells, Shell will be required to pay Kosmos $50.0 million of consideration for each discovery for which an appraisal plan is approved by the relevant operating committee, capped in the aggregate at a maximum of $100.0 million total. In February 2022, there was an oil discovery announced in Namibia on the first well drilled. Under the terms of Shell’s Petroleum Agreement with Namibia, if Shell decides to appraise the discovery, an appraisal plan is required to be submitted within 150 days from completion of tests on the discovery well.

Ghana

During the year ended December 31, 2021, Ghana production averaged approximately 107,700 Bopd gross (26,100 Bopd net) including activity related to our acquisition of additional interests in Ghana commencing October 13, 2021, the acquisition date. Jubilee production averaged approximately 74,900 Bopd gross (20,200 Bopd net) with consistent water injection and gas offtake and TEN production averaged approximately 32,800 Bopd gross (5,900 Bopd net). The Ghana Jubilee catenary anchor leg mooring (“CALM”) buoy was installed and commissioned in February 2021.
In April 2021, operations re-commenced on a multi-year development drilling program. One Jubilee producer well started production in July 2021 and one Jubilee injector well came online in September 2021. In the fourth quarter of 2021, a TEN gas injector well and a second Jubilee producer well were successfully completed and brought online in addition to the recompletion of a Jubilee water injection well. The rig has continued drilling operations for the multi-year infill development drilling program in 2022, which is expected to include the drilling and completion of two water-injection wells and one producer well in Jubilee and at TEN plans are to drill three development producer wells, one of which is expected to be completed in 2022, and complete one water-injector well in 2022.
U.S. Gulf of Mexico
During the year ended December 31, 2021, U.S. Gulf of Mexico production averaged approximately 19,700 Boepd (net) (~82% oil). The impact of the unplanned downtime from hurricanes to our production in the U.S. Gulf of Mexico was approximately 1,000 barrels of oil equivalent per day for the full year ended December 31, 2021 compared to our previous production forecasts for 2021. Production returned to around pre-hurricane levels in early fourth quarter of 2021.

In April 2021, the Kodiak #3 infill well located in Mississippi Canyon Block 727 (29.1% working interest) was brought online with one of two zones intermittently producing. During the third quarter of 2021, the well continued to experience production issues and was shut-in. Late in the first quarter of 2022, the Company plans to commence operations to side-track the original Kodiak #3 well, which is expected to be online in the third quarter of 2022, with insurance proceeds expected to cover the costs incurred to return the Kodiak #3 well to normal operations.

During the second quarter of 2021, the Tornado-5 infill well located in the Green Canyon Block 281 (35.0% working interest) was successfully drilled and completed. The Tornado-5 well was brought online in July 2021 and is performing at the top end of expectations.

In January 2021, we announced the Winterfell-1 exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell-1 was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2022, the Winterfell-2 appraisal well in Green Canyon Block 943 was drilled to evaluate the adjacent fault block to the northwest of the original Winterfell discovery and was designed to test two horizons that were oil bearing in the Winterfell-1 well, with an exploration tail into a deeper horizon. The well discovered approximately 40 meters (120 feet) of net oil pay in the first and second horizons with better oil saturation and porosity than pre-drill expectations. The exploration tail discovered an additional oil-bearing horizon in a deeper reservoir which is also prospective in the blocks immediately to the north.

In July 2021, the Company drilled the Zora infrastructure-led exploration prospect located in DeSoto Canyon Block 266 (37.5% working interest). The well did not find hydrocarbons and was plugged and abandoned in August 2021. The well results are being integrated into the ongoing evaluation of the surrounding area. The Company recorded approximately $14.6 million of exploration expense for the year ended December 31, 2021 related to the well.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 29,900 Bopd gross (9,700 Bopd net) for the year ended December 31, 2021. Two of three planned infill wells in the Okume Complex were drilled and came online during the fourth quarter of 2021. The third planned well has been deferred, as the rig was utilized to plug and abandon an existing well in Equatorial Guinea and then mobilized to its next contract before it could complete the drilling of the last well.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

In July 2021, project partners received notice that the delivery of the Tortue FPSO is likely to be delayed due to COVID-19 related labor shortages in China following a ramp up in activity at the shipyard. First gas from Phase 1 of the Greater Tortue project is now expected in the third quarter of 2023, with the project making steady progress during 2021. The following milestones were achieved through the year-end and filing date:

•FLNG: All four mixed refrigerant compressors lifted onboard and the pipe rack installation operations commenced

•FPSO: The last four of the eight process modules were successfully lifted onto the FPSO deck

•Breakwater: Completed fabrication of the 21st caisson (of 21) with 16 installed

•Subsea: The pipe laying vessel completed its nautical trials in the North Sea in preparation for the offshore installation campaign in the second quarter of 2022

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies in China) to an affiliate of BP (“BP Buyer”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the Greater Tortue FPSO to BP Buyer will occur after construction is complete and the Greater Tortue FPSO has been commissioned, with the lease to BP Operator becoming effective on the same date, currently estimated to be in the third quarter of 2023.

As a result of the above transactions entered into by BP Operator, Kosmos recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Tortue FPSO. This Long-term receivable will be non-cash settled against obligations payable to BP Operator. During the year ended December 31, 2021, BP Operator settled our payment obligations of $132.4 million of capital expenditures and $42.7 million of existing Accounts Payable to BP Operator.

During the first quarter of 2021, BP, as the operator of the Cayar block offshore Senegal, provided notice to the Government of Senegal requesting an extension of the current license phase in order to provide the block owners additional time to evaluate the natural gas market for the natural gas discoveries at Yakaar-Teranga. In July 2021 a presidential decree was issued extending the term of the license for up to an additional three years. In 2021, at the conclusion of the second exploration period, Block C13 offshore Mauritania was relinquished.

Results of Operations
All of our results, as presented in the table below, represent operations from the Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the years ended December 31, 2021, 2020 and 2019 are included in the following tables. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Years ended December 31,
	2021(1)	2020	2019
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	18,525	20,531	23,331
Gas (MMcf)	4,904	5,867	6,323
NGL (MBbl)	508	602	548
Total (MBoe)	19,850	22,111	24,933
Total (Boepd)	54,384	60,412	68,309

Revenues:
Oil sales	$1,298,577	$786,159	$1,475,706
Gas sales	18,898	11,706	15,599
NGL sales	14,538	6,168	8,111
Total revenues	$1,332,013	$804,033	$1,499,416

Average oil sales price per Bbl	$70.10	$38.29	$63.25
Average gas sales price per Mcf	3.85	2.00	2.47
Average NGL sales price per Bbl	28.62	10.25	14.80
Average total sales price per Boe	67.10	36.36	60.14

Costs:
Oil and gas production, excluding workovers	$332,203	$336,662	$370,962
Oil and gas production, workovers	13,803	1,815	31,651
Total oil and gas production costs	$346,006	$338,477	$402,613

Depletion, depreciation and amortization	$467,221	$485,862	$563,861

Average cost per Boe:
Oil and gas production, excluding workovers	$16.74	$15.23	$14.88
Oil and gas production, workovers	0.70	0.08	1.27
Total oil and gas production costs	17.44	15.31	16.15

Depletion, depreciation and amortization	23.54	21.97	22.62
Total oil and gas production costs, depletion, depreciation and amortization	$40.98	$37.28	$38.77
(1)Includes activity related to our acquisition of additional interests in Ghana commencing October 13, 2021, the acquisition date.

The discussion of the results of operations and the period‑to‑period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.
Year Ended December 31, 2021 vs. 2020

	Years Ended December 31,		Increase
	2021(1)	2020	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,332,013	$804,033	$527,980
Gain on sale of assets	1,564	92,163	(90,599)
Other income, net	262	2	260
Total revenues and other income	1,333,839	896,198	437,641
Costs and expenses:
Oil and gas production	346,006	338,477	7,529
Facilities insurance modifications, net	(1,586)	13,161	(14,747)
Exploration expenses	65,382	84,616	(19,234)
General and administrative	91,529	72,142	19,387
Depletion, depreciation and amortization	467,221	485,862	(18,641)
Impairment of long-lived assets	—	153,959	(153,959)
Interest and other financing costs, net	128,371	109,794	18,577
Derivatives, net	270,185	17,180	253,005
Other expenses, net	10,111	37,802	(27,691)
Total costs and expenses	1,377,219	1,312,993	64,226
Loss before income taxes	(43,380)	(416,795)	373,415
Income tax expense (benefit)	34,456	(5,209)	39,665
Net loss	$(77,836)	$(411,586)	$333,750
(1)Includes activity related to our acquisition of additional interests in Ghana commencing October 13, 2021, the acquisition date.
Oil and gas revenue. Oil and gas revenue increased by $528.0 million as a result of higher oil prices, which was partially offset by lower sales volumes during 2021 across our portfolio. Additionally, we had two liftings after the acquisition date related to our acquisition of additional interests in Ghana during the fourth quarter of 2021. We sold 19,850 MBoe at an average realized price per barrel of oil equivalent of $67.10 in 2021 and 22,111 MBoe at an average realized price per barrel of oil equivalent of $36.36 in 2020.
Gain on sale of assets. In December 2020, we closed a farm-out agreement with Shell for a portfolio of frontier exploration assets in blocks offshore Sao Tome and Principe, Suriname, and Namibia. As part of the transaction, we received proceeds in excess of our book basis resulting in a gain of approximately $92.1 million.
Oil and gas production. Oil and gas production costs increased by $7.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 as a result of two additional liftings related to our acquisition of additional interests in Ghana during the fourth quarter of 2021 in addition to higher production costs per barrel from the TEN fields offshore Ghana, field production mix in the U.S. Gulf of Mexico, and additional workover activity in 2021.
Facilities insurance modifications, net. Facilities insurance modifications, net decreased by $14.7 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 as the catenary anchor leg mooring (“CALM”) Buoy, the final phase of the long-term solution to the Jubilee turret remediation project, was installed and commissioned in February 2021.
Exploration expenses. Exploration expenses decreased by $19.2 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease is primarily a result of lower geological, geophysical, and seismic costs incurred in 2021 versus the prior period related to the U.S. Gulf of Mexico business unit and other exploration license areas sold to Shell in 2020. This decrease is partially offset by the Zora exploration well which did not find hydrocarbons and was plugged and abandoned in August 2021 with $14.6 million of well costs charged to exploration expense for the year ended December 31, 2021.
General and administrative. General and administrative costs increased by $19.4 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020 primarily as a result of no employee or officers bonuses in 2020 as part of management’s response to COVID-19 offset by reduced employee compensation and general office expenses in 2021.
Depletion, depreciation and amortization. Depletion, depreciation and amortization decreased $18.6 million during the year ended December 31, 2021, as compared with the year ended December 31, 2020 due to lower production volumes during 2021, partially offset by higher depletion rates during 2021 related to a reduction of proved reserves in the fourth quarter of 2020 largely tied to lower 2020 oil prices.
Impairment of long-lived assets. As a result of the impact of COVID-19 on the demand for oil and the related significant decrease in oil prices, we recorded asset impairments totaling $154.0 million during the year ended December 31, 2020 for oil and gas proved properties in the U.S. Gulf of Mexico. We did not recognize impairment of proved oil and gas properties during the year ended December 31, 2021 as no impairment indicators were identified.
Interest and other financing costs, net. Interest and other financing costs, net increased by $18.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020 primarily a result of $19.6 million for loss on extinguishment of debt related to the Facility amendment and the Bridge Notes and a $26.9 million increase in interest expense from increased outstanding debt balance as a result of the issuance of the 7.750% Senior Notes and the 7.500% Senior Notes during 2021. These increases were partially offset by increased interest income on long-term notes receivables with the national oil companies of Mauritania and Senegal, as well as increased capitalized interest related to additional spend on the Greater Tortue Ahmeyim project during 2021.
Derivatives, net. During the years ended December 31, 2021 and 2020, we recorded a loss of $270.2 million and $17.2 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.
Other expenses, net. Other expenses, net decreased $27.7 million from the prior year, primarily related to $16.4 million in restructuring charges for employee severance and related benefit costs as part of management’s response to COVID-19 and $11.2 million of asset impairments recorded in 2020.
Income tax expense (benefit). For the year ended December 31, 2021, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets and other non-deductible expenses, primarily in the U.S. Additionally for December 31, 2020, our overall effective tax rate was impacted by a $30.9 million deferred tax expense related to valuation allowances on U.S. deferred tax assets recognized in a prior periods, and a $4.9 million tax benefit associated with the Coronavirus Aid, Relief and Economic Security ACT (“CARES ACT”).
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
Current oil prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program, and our current liquidity position support our capital program for 2022.
As such, our 2022 capital budget is based on our exploitation and production plans for Ghana, Equatorial Guinea and the U.S. Gulf of Mexico, our infrastructure-led exploration and appraisal program in the U.S. Gulf of Mexico and Equatorial Guinea, and our exploration, appraisal and development activities in Mauritania and Senegal.
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
In May 2021, in conjunction with the spring borrowing base redetermination, the Company agreed to an amendment and restatement of the Facility including a reduction in the facility size to $1.25 billion (from $1.5 billion), As amended, the Facility has an available borrowing base of $1.24 billion. During the September 2021 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion. The borrowing base calculation includes value related to the Jubilee, TEN, Ceiba and Okume fields, however, excludes the additional interests in Jubilee and TEN acquired in the recent acquisition of Anadarko WCTP.
In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with $175.0 million outstanding as of December 31, 2021.
Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$374,344	$196,145	$628,150
Net proceeds from issuance of senior notes	839,375	—	641,875
Net proceeds from issuance of common stock	136,006	—	—
Borrowings under long-term debt	725,000	300,000	175,000
Advances under production prepayment agreement	—	50,000	—
Proceeds on sale of assets	6,354	99,118	15,000
	2,081,079	645,263	1,460,025
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	472,631	379,593	352,013
Acquisition of oil and gas properties	465,367	—	—
Notes receivable from partners	41,733	65,112	26,918
Payments on long-term debt	1,050,000	250,000	425,000
Redemption of senior secured notes	—	—	535,338
Purchase of treasury stock	1,100	4,947	1,983
Dividends	512	19,271	72,599
Deferred financing costs	24,604	5,922	2,444
	2,055,947	724,845	1,416,295
Increase (decrease) in cash, cash equivalents and restricted cash	$25,132	$(79,582)	$43,730
Net cash provided by operating activities. Net cash provided by operating activities in 2021 was $374.3 million compared with net cash provided by operating activities of $196.1 million in 2020 and $628.2 million in 2019, respectively. The increase in cash provided by operating activities in the year ended December 31, 2021 when compared to the same period in 2020 is primarily a result of increased oil prices. The decrease in cash provided by operating activities in the year ended December 31, 2020 when compared to the same period in 2019 is primarily a result of lower production across our assets and lower oil prices stemming from the excess market supplies related to the COVID-19 pandemic.

The following table presents our liquidity and financial position as of December 31, 2021:

December 31, 2021
(In thousands)
Cash and cash equivalents	$131,620
Restricted cash	43,276
7.125% Senior Notes	650,000
7.750% Senior Notes	400,000
7.500% Senior Notes	450,000
Borrowings under the Facility	1,000,000
Borrowings under the Corporate Revolver	—
Borrowings under the GoM Term Loan	175,000
Net debt	$2,500,104

Availability under the Facility	$235,155
Availability under the Corporate Revolver	$400,000
Available borrowings plus cash and cash equivalents	$766,775
Capital Expenditures and Investments
We expect to incur capital costs as we:
•drill additional infill wells and execute exploitation and production activities in Ghana, Equatorial Guinea and the U.S. Gulf of Mexico;
•execute infrastructure-led exploration and appraisal efforts in the U.S. Gulf of Mexico and Equatorial Guinea; and
•execute appraisal and development activities in Mauritania and Senegal.
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
2022 Capital Program
We estimate we will spend approximately $700 million of capital for the year ending December 31, 2022. This capital expenditure budget consists of:
•Approximately $250-$300 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend
•Approximately $100-$150 million related to growth activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, primarily pre-investment for infrastructure required to support production growth in 2023 and beyond
•Approximately $250 million related to development of Phase 1 of GTA, net of FPSO transaction benefit

•Approximately $50 million related to progressing the appraisal plans of our greater gas resource in Mauritania and Senegal, including Phase 2 of GTA, BirAllah and Yakaar-Teranga.
Our estimated capital spend may be reduced by up to $40 million, depending on timing, if the pre-emption of our acquisition of additional interests in Ghana discussed in “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” is completed. The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our exploitation and drilling results among other factors. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil and the prices we receive from the sale of oil, our ability to effectively hedge future production volumes, the success of our multi-faceted infrastructure-led exploration and appraisal drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploitation, exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.

Significant Sources of Capital
Facility
The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities with a borrowing base calculation that includes value related to the Jubilee, TEN, Ceiba and Okume fields, however, the additional interests in Jubilee and TEN acquired in the recent acquisition of Anadarko WCTP are not included in the borrowing base calculation. In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. As amended, the available borrowing base was approximately $1.24 billion. During the September 2021 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion. As of December 31, 2021, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $235.2 million, (limited by current commitments).
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of December 31, 2021, we had no letters of credit issued under the Facility.
We have the right to cancel all the undrawn commitments under the amended and restated Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea, however, excludes the additional interests in Jubilee and TEN acquired in the recent acquisition of Anadarko WCTP.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain asset. We were in compliance with the financial covenants contained in the Facility as of September 30, 2021 (the most recent assessment date). The Facility contains customary cross default provisions.
Corporate Revolver
In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of December 31, 2021, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.
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

We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2021 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions. We intend to refinance the Corporate Revolver in the first quarter of 2022.
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
7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting commissions and other expenses. We used the net proceeds to redeem all of the Senior Secured Notes, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the Senior Notes. See Note 8 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

The 7.125% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.125% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. The 7.125% Senior Notes contain customary cross default provisions.
7.750% Senior Notes due 2027
In October 2021, the Company issued $400.0 million of 7.750% Senior Notes and received net proceeds of approximately $395.0 million after deducting fees. We used the net proceeds, together with cash on hand, to refinance the Bridge Notes and to pay expenses related to the issuance of the 7.750% Senior Notes.
The 7.750% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.750% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. The 7.750% Senior Notes contain customary cross default provisions.
7.500% Senior Notes due 2028
In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately $444.4 million after deducting fees. We used the net proceeds to repay outstanding indebtedness under the Corporate Revolver and the Facility, to pay expenses related to the issuance of the 7.500% Senior Notes and for general corporate purposes.
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred. The 7.500% Senior Notes contain customary cross default provisions.

GoM Term Loan
In September 2020, the Company entered into a five-year $200 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100 million subject to certain conditions. As of December 31, 2021, borrowings under the GoM Term Loan totaled $175 million.

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

	Years Ending December 31,							Asset (Liability) Fair Value at December 31,
	2022	2023	2024	2025	2026	Thereafter	Total(3)	2021
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$650,000	$—	$650,000	$632,587
7.750% Senior Notes	—	—	—	—	—	400,000	400,000	386,428
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	424,688
Variable rate debt:
Weighted average interest rate	4.53%	5.13%	5.64%	5.79%	6.23%	6.48%
Facility(1)	$—	$—	$307,785	$242,977	$289,350	$159,888	$1,000,000	$1,000,000
GoM Term Loan	30,000	30,000	30,000	85,000	—	—	175,000	175,000

Total principal debt repayments (1)	$30,000	$30,000	$337,785	$327,977	$939,350	$1,009,888	$2,675,000
Interest & commitment fees on long-term debt	170,073	172,256	165,724	149,057	107,500	68,763	833,373
Operating leases(2)	3,974	4,077	4,148	4,219	4,290	10,874	31,582
______________________________________
(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of December 31, 2021. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Primarily relates to corporate office and foreign office leases.
(3)Does not include our share of operator’s purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company's liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 11 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding these liabilities.
We currently have a commitment to drill one exploration well in Mauritania and a $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil company’s share of certain development costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $240.0 million, of which $145.2 million has been incurred through December 31, 2021. These amounts will be repaid through the national oil companies’ share of future revenues.

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
Revenue Recognition. We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2021 and 2020, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Income Taxes. We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of changes in tax laws or tax rates, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2021 and 2020, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
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
Asset Retirement Obligations. We account for asset retirement obligations as required by ASC 410 — Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion, depreciation and amortization in the consolidated statement of operations. Estimating the future restoration and removal costs requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Additionally, asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.
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

Acquisition Accounting. The purchase price in an acquisition (business combination or asset acquisition) is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the deal announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired, and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. The most significant estimates in the allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2021:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2020	$(20,377)
Changes in contract fair value	(277,705)
Contract maturities	231,767
Fair value of contracts outstanding as of December 31, 2021	$(66,315)

Commodity Price Risk
The ongoing COVID-19 pandemic that emerged at the beginning of 2020 has resulted in travel restrictions, including border closures, travel bans, social distancing restrictions, various quarantine measures and office closures being ordered in the various countries in which we operate, impacting some of our business operations. These ongoing restrictions have had an impact on the supply chain, resulting in the delay of various operational projects. Globally, the impact of COVID-19 has impacted demand for oil, which also resulted in significant variations in oil prices. The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent and Heavy Louisiana Sweet. Oil prices during 2021 ranged between $50.34 and $86.12 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during 2021.

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
Commodity Price Sensitivity
The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2021:

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Asset (Liability) Fair Value at December 31, 2021(2)
2022:									(In thousands)
January — December	Three-way collars	Dated Brent	4,500	$0.64	$—	$43.33	$56.67	$76.91	$(26,321)
January — December	Three-way collars	NYMEX WTI	1,000	1.45	—	50.00	65.00	85.00	(1,301)
January — December	Two-way collars	Dated Brent	7,000	1.12	—	—	63.57	84.29	(10,243)
January — December	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00	(27,596)
______________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions.
(2)Fair values are based on the average forward oil prices on December 31, 2021.

In January 2022, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2023 through December 2023 with an average sold put price of $47.50 per barrel, a floor price of $65.00 per barrel and an average ceiling price of $95.25 per barrel.

At December 31, 2021, our open commodity derivative instruments were in a net liability position of $65.5 million. As of December 31, 2021, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $63.6 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $60.6 million.

Interest Rate Sensitivity
Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, Corporate Revolver and GoM Term Loan, which as of December 31, 2021 total approximately $1.2 billion and have a weighted average interest rate of 4.3%, are subject to variable interest rates, which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $0.2 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Description of the Matter
Depletion of proved oil and natural gas properties

At December 31, 2021, the net book value of the Company’s proved oil and natural gas properties was $4.2 billion, and depletion expense was $442.3 million for the year then ended. As described in Note 2, the Company follows the successful efforts method of accounting for its oil and natural gas properties. Proved properties and support equipment and facilities are depleted using the unit of production method based on estimated proved oil and natural gas reserves. Capitalized exploratory drilling costs that result in a discovery of proved reserves and development costs are depleted using the unit-of-production method based on estimated proved developed oil and natural gas reserves for the related field. The Company’s oil and natural gas reserves are estimated by independent reserve engineers. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Significant judgment is required by the Company’s independent reserve engineers in evaluating geological and engineering data when estimating proved oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including oil and natural gas price assumptions and future operating and capital cost assumptions, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent reserve engineers to prepare the estimate of reserve quantities as of December 31, 2021.

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

Asset Retirement Obligations
Description of the Matter
At December 31, 2021, the Company’s asset retirement obligations totaled $325.5 million. As described in Note 2, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in-service date. Because of the complexity involved in estimating the expected cash outflows, management used a specialist to estimate the expected cash outflows for the Company’s asset retirement obligations as of December 31, 2021.

Auditing the Company’s asset retirement obligations was complex and highly judgmental due to the significant estimation required by management to determine the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and natural gas properties. In particular, the estimate was sensitive to significant assumptions such as the expected cash outflows for asset retirement obligations and the ultimate productive life of the properties.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process to estimate asset retirement obligations, including controls over management’s review of the significant assumptions described above.

Our audit procedures included, among others, testing the significant assumptions discussed above and the underlying data used by the Company. For example, we evaluated expected cash outflows for asset retirement obligations by comparing to recent offshore activities and costs. We also compared the ultimate productive life of the properties to forecasts of production based on estimates of proved oil and natural gas reserves, as estimated by independent reserve engineers. We involved our specialists to assist in our evaluation of the expected cash flows for asset retirement obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Dallas, Texas
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kosmos Energy Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 28, 2022

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$131,620	$149,027
Restricted cash	42,971	195
Receivables:
Joint interest billings, net	36,908	26,002
Oil sales	134,004	44,491
Other	6,614	8,320
Inventories	165,247	128,972
Prepaid expenses and other	18,899	27,870
Derivatives	5,689	15,414
Total current assets	541,952	400,291

Property and equipment:
Oil and gas properties, net	4,177,323	3,310,276
Other property, net	6,664	10,637
Property and equipment, net	4,183,987	3,320,913

Other assets:
Restricted cash	305	542
Long-term receivables	191,150	117,497
Deferred financing costs, net of accumulated amortization of $19,912 and $17,296 at December 31, 2021 and December 31, 2020, respectively	1,090	3,706
Deferred tax assets	—	—
Derivatives	1,026	964
Other	21,141	23,680
Total assets	$4,940,651	$3,867,593

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$184,403	$221,430
Accrued liabilities	250,670	203,260
Current maturities of long-term debt	30,000	7,500
Derivatives	65,879	28,009
Total current liabilities	530,952	460,199

Long-term liabilities:
Long-term debt, net	2,590,495	2,103,931
Derivatives	6,298	8,069
Asset retirement obligations	322,237	244,166
Deferred tax liabilities	711,038	573,619
Other long-term liabilities	250,394	37,455
Total long-term liabilities	3,880,462	2,967,240

Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 496,152,331 and 449,718,317 issued at December 31, 2021 and December 31, 2020, respectively	4,962	4,497
Additional paid-in capital	2,473,674	2,307,220
Accumulated deficit	(1,712,392)	(1,634,556)
Treasury stock, at cost, 44,263,269 shares at December 31, 2021 and December 31, 2020, respectively	(237,007)	(237,007)
Total stockholders’ equity	529,237	440,154
Total liabilities and stockholders’ equity	$4,940,651	$3,867,593
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues and other income:
Oil and gas revenue	$1,332,013	$804,033	$1,499,416
Gain on sale of assets	1,564	92,163	10,528
Other income, net	262	2	(35)

Total revenues and other income	1,333,839	896,198	1,509,909

Costs and expenses:
Oil and gas production	346,006	338,477	402,613
Facilities insurance modifications, net	(1,586)	13,161	(24,254)
Exploration expenses	65,382	84,616	180,955
General and administrative	91,529	72,142	110,010
Depletion, depreciation and amortization	467,221	485,862	563,861
Impairment of long-lived assets	—	153,959	—
Interest and other financing costs, net	128,371	109,794	155,074
Derivatives, net	270,185	17,180	71,885
Other expenses, net	10,111	37,802	24,648

Total costs and expenses	1,377,219	1,312,993	1,484,792

Income (loss) before income taxes	(43,380)	(416,795)	25,117
Income tax expense (benefit)	34,456	(5,209)	80,894

Net loss	$(77,836)	$(411,586)	$(55,777)

Net loss per share:
Basic	$(0.19)	$(1.02)	$(0.14)
Diluted	$(0.19)	$(1.02)	$(0.14)

Weighted average number of shares used to compute net loss per share:
Basic	416,943	405,212	401,368
Diluted	416,943	405,212	401,368

Dividends declared per common share	$—	$0.0452	$0.1808
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2018	442,915	$4,429	$2,341,249	$(1,167,193)	$(237,007)	$941,478
Dividends ($0.1808 per share)	—	—	(74,813)	—	—	(74,813)
Equity-based compensation	—	—	32,797	—	—	32,797
Restricted stock awards and units	2,864	29	(29)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,983)	—	—	(1,983)
Net loss	—	—	—	(55,777)	—	(55,777)
Balance as of December 31, 2019	445,779	4,458	2,297,221	(1,222,970)	(237,007)	841,702
Dividends ($0.0452 per share)	—	—	(18,576)	—	—	(18,576)
Equity-based compensation	—	—	33,561	—	—	33,561
Restricted stock awards and units	3,939	39	(39)	—	—	—
Tax withholdings on restricted stock units	—	—	(4,947)	—	—	(4,947)
Net loss	—	—	—	(411,586)	—	(411,586)
Balance as of December 31, 2020	449,718	4,497	2,307,220	(1,634,556)	(237,007)	440,154
Public offering of common stock	43,125	432	135,574	—	—	136,006
Dividends	—	—	227	—	—	227
Equity-based compensation	—	—	31,786	—	—	31,786
Restricted stock awards and units	3,309	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,100)	—	—	(1,100)
Net loss	—	—	—	(77,836)	—	(77,836)
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(77,836)	$(411,586)	$(55,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	477,801	495,209	573,118
Deferred income taxes	(69,174)	(42,587)	(90,370)
Unsuccessful well costs and leasehold impairments	18,819	23,157	87,813
Impairment of long-lived assets	—	153,959	—
Change in fair value of derivatives	277,705	22,800	67,436
Cash settlements on derivatives, net (including $(224.4) million and $(2.7) million and $(36.3) million on commodity hedges during 2021, 2020, and 2019)	(231,767)	(10,944)	(31,458)
Equity-based compensation	31,651	32,706	32,370
Gain on sale of assets	(1,564)	(92,163)	(10,528)
Loss on extinguishment of debt	19,625	2,902	24,794
Other	(3,538)	15,922	9,069
Changes in assets and liabilities:
(Increase) decrease in receivables	(34,246)	92,093	(29,735)
Increase in inventories	(14,581)	(23,167)	(28,970)
Decrease in prepaid expenses and other	15,218	7,882	34,586
Increase (decrease) in accounts payable	(33,359)	71,947	(83,921)
Increase (decrease) in accrued liabilities	(410)	(141,985)	129,723
Net cash provided by operating activities	374,344	196,145	628,150

Investing activities
Oil and gas assets	(472,631)	(379,593)	(352,013)
Acquisition of oil and gas properties	(465,367)	—	—
Proceeds on sale of assets	6,354	99,118	15,000
Notes receivable from partners	(41,733)	(65,112)	(26,918)
Net cash used in investing activities	(973,377)	(345,587)	(363,931)

Financing activities
Borrowings under long-term debt	725,000	300,000	175,000
Payments on long-term debt	(1,050,000)	(250,000)	(425,000)
Advances under production prepayment agreement	—	50,000	—
Net proceeds from issuance of senior notes	839,375	—	641,875
Redemption of senior secured notes	—	—	(535,338)
Net proceeds from issuance of common stock	136,006	—	—
Tax withholdings on restricted stock units	(1,100)	(4,947)	(1,983)
Dividends	(512)	(19,271)	(72,599)
Deferred financing costs	(24,604)	(5,922)	(2,444)
Net cash provided by (used in) financing activities	624,165	69,860	(220,489)

Net increase (decrease) in cash, cash equivalents and restricted cash	25,132	(79,582)	43,730
Cash, cash equivalents and restricted cash at beginning of period	149,764	229,346	185,616
Cash, cash equivalents and restricted cash at end of period	$174,896	$149,764	$229,346

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$91,032	$103,674	$99,928
Income taxes, net of refund received	$137,421	$104,061	$43,909

Non-cash activity:
Production Prepayment Agreement converted to GoM Term Loan	$—	$50,000	$—
See accompanying notes.

KOSMOS ENERGY LTD.
Notes to Consolidated Financial Statements
1. Organization
Kosmos Energy Ltd. changed our jurisdiction of incorporation from Bermuda to the State of Delaware in December 2018 as a holding company for Kosmos Energy Delaware Holdings, LLC, a Delaware limited liability company. As a holding company, Kosmos Energy Ltd.’s management operations are conducted through a wholly-owned subsidiary, Kosmos Energy, LLC. The terms “Kosmos,” the “Company,” “we,” “us,” “our,” “ours,” and similar terms refer to Kosmos Energy Ltd. and its wholly-owned subsidiaries, unless the context indicates otherwise.
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

Cash, Cash Equivalents and Restricted Cash

	December 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$131,620	$149,027	$224,502
Restricted cash - current	42,971	195	4,302
Restricted cash - long-term	305	542	542
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$174,896	$149,764	$229,346
Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2021, we exceeded this ratio and restricted approximately $42.9 million in cash to meet our requirements. In the first quarter of 2022 we restricted an additional $16.2 million in cash.
Receivables
Our receivables consist of joint interest billings, oil and gas sales, related party and other receivables. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. As required by ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", we determine our allowance based on historical experience, current conditions and reasonable and supportable forecasts by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of $5.2 million and $5.7 million in current joint interest billings receivables as of December 31, 2021 and 2020, respectively.
Inventories
Inventories consisted of $149.5 million and $127.5 million of materials and supplies and $15.7 million and $1.5 million of hydrocarbons as of December 31, 2021 and 2020, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of $1.2 million, $8.6 million and $4.6 million during the years ended December 31, 2021, 2020 and 2019 for materials and supplies inventories as Other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.
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

Acquisition Accounting
The purchase price in an acquisition (business combination or asset acquisition) is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the deal announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired, and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. The most significant estimates in the allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.
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
Revenue Recognition
We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2021 and 2020, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Oil and gas revenue is composed of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$257,628	$149,033	$297,831
Revenues from contract with customer - Ghana	654,644	375,603	740,464
Revenues from contract with customers - U.S. Gulf of Mexico	427,261	285,017	459,960
Provisional oil sales contracts	(7,520)	(5,620)	1,161
Oil and gas revenue	$1,332,013	$804,033	$1,499,416

Equity‑based Compensation
For equity‑based compensation awards, compensation expense is recognized in the Company’s financial statements over the awards’ vesting periods based on their grant date fair value. The Company utilizes (i) the closing stock price on the date of grant to determine the fair value of service vesting restricted stock units and (ii) a Monte Carlo simulation to determine the fair value of restricted stock units with a combination of market and service vesting criteria. Forfeitures are recognized in the period in which they occur.
Restructuring Charges
The Company accounts for restructuring charges and related termination benefits in accordance with ASC 712-Compensation-Nonretirement Postemployment Benefits. Under this standard, the costs associated with termination benefits are recorded during the period in which the liability is incurred. During the years ended December 31, 2021, 2020 and 2019, we recognized $2.6 million, $16.5 million and $11.5 million, respectively, in restructuring charges for employee severance and related benefit costs incurred as part of a corporate reorganization in Other expenses, net in the consolidated statement of operations.

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
Concentration of Credit Risk
Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of international operations. The continued economic disruption resulting from the COVID-19 pandemic could materially impact the Company's business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.
Recent Accounting Standards
Recently Adopted
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. Our adoption of ASU 2019-12 on January 1, 2021, did not have a material impact on our income tax expense.
Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the cessation of the LIBOR. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. As we implement the cessation of LIBOR into our current contracts and hedging relationships, the Company is evaluating whether to apply any of these expedients and, if elected, will adopt these standards when LIBOR is discontinued.
3. Acquisitions and Divestitures
2021 Transactions

In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company (“Anadarko WCTP”), a subsidiary of Occidental Petroleum Corporation, which owns a participating interest in the WCTP Block and DT Block offshore Ghana, including an 18.0% participating interest in the Jubilee Unit Area and an 11.1% participating interest in the TEN fields. In consideration for the acquisition, Kosmos paid $455.9 million in cash based on an initial purchase price of $550.6 million reduced by certain purchase price adjustments totaling $94.7 million. Additionally, we incurred $9.5 million of transaction related costs, which were capitalized as part of the purchase price. Following closing of the acquisition, Kosmos’ interest in the Jubilee Unit Area increased from 24.1% to 42.1%, and Kosmos’ interest in the TEN fields increased from 17.0% to 28.1%.

Under the Deepwater Tano Block Joint Operating Agreement, certain joint venture partners have pre-emption rights that, if fully exercised, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%, and our ultimate interest in the TEN fields by 8.3% to 19.8%. In November 2021, we received notice from certain joint venture partners that they intend to exercise their pre-emption rights in relation to Kosmos' acquisition of Anadarko WCTP. The exercise of pre-emption rights is subject to finalizing definitive agreements with Kosmos and requires approval from GNPC and the Ghanaian Ministry of Energy. The initial purchase price for the pre-empted portion of transaction is approximately $150 million and is subject to certain closing adjustments. Kosmos would anticipate using any potential proceeds to accelerate debt repayment.

Kosmos initially funded the purchase price through the issuance of $400.0 million aggregate principal amount of floating rate senior notes due 2022 (“Bridge Notes”) and $75.0 million of borrowings under Kosmos' Facility. Kosmos then refinanced the Bridge Notes in full with the proceeds from the issuance of $400.0 million of 7.750% Senior Notes due 2027 and cash on hand. Kosmos also received $136.6 million in proceeds from a public issuance of 43.1 million shares of Kosmos’

common stock with proceeds used to repay a portion of outstanding borrowings under the Facility during the fourth quarter of 2021. The purchase price allocation was based on the estimated fair value of identifiable assets acquired and liabilities assumed.

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

Purchase Price Allocation (in thousands)
Fair value of assets acquired:
Proved oil and gas properties	$718,159
Accounts receivable and other	95,847
Total assets acquired	$814,006

Fair value of liabilities assumed:
Asset retirement obligations	$28,342
Accounts payable and accrued liabilities	113,704
Deferred tax liabilities	206,593
Total liabilities assumed	$348,639

Purchase price:
Cash consideration paid	$455,886
Transaction related costs	9,481
Total purchase price	$465,367

As a result of the acquisition of Anadarko WCTP, we have included $104.4 million of revenues and $10.3 million of direct operating expenses in our consolidated statements of operations for the period from October 13, 2021 to December 31, 2021.

In 2021, at the conclusion of the second exploration period, Block C13 offshore Mauritania was relinquished.

2020 Transactions

During the third quarter of 2020, Kosmos entered into an agreement with Shell to farm down interests in a portfolio of frontier exploration assets for cash consideration of $96.0 million and future contingent consideration of up to $100.0 million. Under the terms of the agreement, Shell acquired Kosmos' participating interest in blocks offshore Sao Tome and Principe (excluding Block 5 offshore Sao Tome and Principe), Suriname, Namibia and South Africa. Kosmos received proceeds totaling $95.0 million during the fourth quarter of 2020 resulting in gain on sale of assets of $92.1 million. The remaining proceeds of $1.0 million related to Kosmos' participating interest in South Africa were received during the third quarter of 2021. The potential contingent consideration is payable by Shell depending on the results of the first four exploration wells drilled by Shell in the purchased assets, excluding South Africa. Upon approval of the relevant operating committee of an appraisal plan for submission to the relevant governmental authority under the relevant host government contract for any of the first four exploration wells, Shell will be required to pay Kosmos $50.0 million of consideration for each discovery for which an appraisal plan is approved by the relevant operating committee, capped in the aggregate at a maximum of $100.0 million. In February 2022, there was an oil discovery announced in Namibia on the first well drilled. Under the terms of Shell’s Petroleum Agreement with Namibia, if Shell decides to appraise the discovery, an appraisal plan is required to be submitted within 150 days from completion of tests on the discovery well.

In October 2020, Kosmos withdrew from Block C6 offshore Mauritania.

In May 2020, a withdrawal notice for our blocks offshore Cote d'Ivoire was issued to partners and the Government of Cote d’Ivoire.

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
In Ghana, the foreign contractor group funded GNPC’s 5% share of TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of December 31, 2021 and 2020, the current portion of the joint interest billing receivables due from GNPC for the TEN fields' development costs were $7.9 million and $5.8 million, respectively, and the long-term portion were $20.9 million and $21.2 million.
Notes Receivables

In February 2019, Kosmos signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in the third quarter of 2023. Kosmos’ share for the two agreements combined is currently estimated at approximately $240.0 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of December 31, 2021 and 2020, the balance due from the national oil companies was $145.2 million, and $96.3 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $7.1 million, $3.8 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As a result of the above transactions entered into by BP Operator, Kosmos has recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Tortue FPSO. This Long-term receivable will be non-cash settled against future obligations payable to BP Operator. During the year ended December 31, 2021, BP Operator settled our payment obligations of $132.4 million of capital expenditures and $42.7 million of existing Accounts Payable to BP Operator, these non-cash impacts are excluded from the statement of cash flows.

5. Property and Equipment
Property and equipment is stated at cost and consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Oil and gas properties:
Proved properties	$6,725,453	$5,369,737
Unproved properties	451,454	495,390
Total oil and gas properties	7,176,907	5,865,127
Accumulated depletion	(2,999,584)	(2,554,851)
Oil and gas properties, net	4,177,323	3,310,276

Other property	58,598	59,949
Accumulated depreciation	(51,934)	(49,312)
Other property, net	6,664	10,637

Property and equipment, net	$4,183,987	$3,320,913
We recorded depletion expense of $442.3 million, $460.9 million and $542.9 million and depreciation expense of $3.9 million, $5.5 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we recorded asset impairments totaling zero, $154.0 million and zero, respectively, in our consolidated statement of operations in connection with fair value assessments for oil and gas proved properties.

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
The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance	$186,289	$445,790	$367,665
Additions to capitalized exploratory well costs pending the determination of proved reserves	31,891	4,001	78,125
Reclassification due to determination of proved reserves(1)	—	(263,502)	—
Capitalized exploratory well costs charged to expense	—	—	—
Ending balance	$218,180	$186,289	$445,790
______________________________________
(1)Represents the reclassification of exploratory well costs associated with the Greater Tortue Ahmeyim Unit as a result of the execution of the Tortue Phase 1 SPA in February 2020.
The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$20,903	$—	$40,313
Exploratory well costs capitalized for a period of one to three years	30,389	66,573	279,861
Exploratory well costs capitalized for a period of four to six years	166,888	119,716	125,616
Ending balance	$218,180	$186,289	$445,790
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3	3
As of December 31, 2021, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the BirAllah discovery (formerly known as the Marsouin discovery) in Block C8 offshore Mauritania, the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal, and the Asam discovery in Block S offshore Equatorial Guinea.
BirAllah Discovery — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected be made. During the fourth quarter of 2019, we completed the nearby Orca-1 exploration well which encountered hydrocarbon pay. Following additional evaluation, a decision regarding commerciality is expected to be made. The BirAllah and Orca discoveries are being analyzed as a joint development. In 2021, we continued progressing appraisal studies and maturing concept design. We are currently in discussions with the government of Mauritania to extend the exploration phase of Block C8 which is currently set to expire in June 2022. As of December 31, 2021, capitalized costs related to BirAllah and Orca discoveries approximates $62.0 million
Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond Block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond Block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. Following additional evaluation, a decision regarding commerciality is expected to be made. The Yakaar and Teranga discoveries are being analyzed as a joint development. In 2021, we continued progressing appraisal studies and maturing concept design.

Asam Discovery - In October 2019, we completed the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. In July 2020, an appraisal plan was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and work is currently ongoing to integrate all available data into models to establish the scale of the discovered resource. Additionally, in 2021 engineering continues to progress concepts around required subsea infrastructure necessary for a subsea tieback. Once the appraisal plan involving this work is complete, a decision regarding commerciality will be made.

7. Leases
We have commitments under operating leases primarily related to office leases. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

The components of lease cost for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
	(In thousands)
Operating lease cost	$3,971	$4,076
Variable lease cost	1,780	1,793
Short-term lease cost(1)	10,790	13,705
Total lease cost	$16,541	$19,574
__________________________________
(1)Includes $9.4 million and $12.6 million during the years ended December 31, 2021 and 2020, respectively, of costs associated with short-term drilling contracts.

Other information related to operating leases at December 31, 2021 and 2020, is as follows:

	December 31
	2021	2020
	(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$17,578	$19,799
Accrued liabilities (current maturities of leases)	1,905	1,405
Other long-term liabilities (non-current maturities of leases)	20,351	22,771

Weighted average remaining lease term	7.5 years	8.4 years

Weighted average discount rate	9.8%	9.8%

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Operating cash flows for operating leases	$6,460	$5,225
Investing cash flows for operating leases(1)	9,350	12,586
__________________________________
(1)Represents costs associated with short-term drilling contracts.

Future minimum rental commitments under our leases at December 31, 2021, are as follows:

Operating Leases(1)
(In thousands)
2022	$3,974
2023	4,077
2024	4,148
2025	4,219
2026	4,290
Thereafter	10,874
Total undiscounted lease payments	$31,582
Less: Imputed interest	(9,326)
Total lease liabilities	$22,256
__________________________________
(1)Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

8. Debt

	December 31,
	2021	2020
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$1,200,000
Corporate Revolver	—	100,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	—
7.500% Senior Notes	450,000	—
GoM Term Loan	175,000	200,000
Total	2,675,000	2,150,000
Unamortized deferred financing costs and discounts(1)	(54,505)	(38,569)
Total debt, net	2,620,495	2,111,431
Less: Current maturities of long-term debt	(30,000)	(7,500)
Long-term debt, net	$2,590,495	$2,103,931
________________________________________
(1)Includes $31.0 million and $25.6 million of unamortized deferred financing costs related to the Facility; $20.2 million and $8.4 million of unamortized deferred financing costs and discounts related to the Senior Notes; and $3.3 million and $4.6 million of unamortized deferred financing costs related to the GoM Term Loan as of December 31, 2021 and December 31, 2020, respectively.
Facility
The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities with a borrowing base calculation that includes value related to the Jubilee, TEN, Ceiba and Okume fields, however, the additional interests in Jubilee and TEN acquired in the recent acquisition of Anadarko WCTP are not included in the borrowing base calculation. In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. The amendments to the terms of the Facility included the following:
•    the extension of the maturity date by two years (final maturity date now occurs on March 31, 2027),

•    the extension of the amortization schedule such that amortization of principal is to commence on March 31, 2024 and continue in equal amounts every six months thereafter until the maturity date,

•    an increase in the interest margin by 0.5% (applicable interest margin for the first three years is now LIBOR +3.75%),

•    the incorporation of a mechanism for two ESG key performance indicators (“KPIs”) to impact the interest margin either positively or negatively based upon delivering emissions targets and achieving certain third-party ESG ratings,

•    an increase in the Loan Life Coverage Ratio from 1.10x to 1.30x after March 31, 2024,

•    the removal of Kosmos Energy Investments Senegal Limited, Kosmos Energy Senegal and Kosmos Energy Mauritania as borrowers, guarantors and pledged subsidiaries, and

•    a reduction in the Facility size to $1.25 billion (from $1.5 billion).

As amended, the available borrowing base was approximately $1.24 billion. As part of the amendment, the Company incurred $15.2 million for loss on extinguishment of debt during the year ended December 31, 2021. The Facility amendment contains other customary representations and warranties, covenants and informational undertakings, in each case, subject to certain exceptions and conditions. The Facility amendment also provides for certain customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency, judgment defaults, and repudiation or rescission of certain documents supporting the amendment. If such an event of default occurs, the agents under such amendment are entitled to take various actions, including the cancellation of any outstanding commitments, acceleration of amounts due thereunder and taking certain permitted enforcement actions under the ancillary security documents, subject in each case to the terms of the Facility amendment and such security documents.

During the September 2021 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion. As of December 31, 2021, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $235.2 million, (limited by current commitments).

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2021, we exceeded this ratio and restricted approximately $42.9 million in cash to meet our requirements. In the first quarter of 2022 we restricted an additional $16.2 million in cash.

Interest on the Facility is the aggregate of the applicable margin (3.75% to 5.00%, depending on the length of time that has passed from the date the Facility was entered into) and LIBOR. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835—Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of December 31, 2021, we had no letters of credit issued under the Facility.
We have the right to cancel all the undrawn commitments under the amended and restated Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea, however, the additional interests in Jubilee and TEN acquired in the recent acquisition of Anadarko WCTP are not included in the borrowing base calculation.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. We were in compliance with the financial covenants below contained in the Facility as of September 30, 2021 (the most recent assessment date), which requires the maintenance of:
•the field life cover ratio (as defined in the glossary), not less than 1.30x; and
•the loan life cover ratio (as defined in the glossary), not less than 1.10x; and
•the interest cover ratio (as defined in the glossary), not less than 2.25x; and
•the debt cover ratio (as defined in the glossary), not more than 4.0x as amended.
The Facility contains customary cross default provisions.
Corporate Revolver
In August 2018, we amended and restated the Corporate Revolver maintaining the borrowing capacity at $400.0 million, extending the maturity date from November 2018 to May 2022 and lowering the margin 100 basis points to 5%. This results in lower commitment fees on the undrawn portion of the total commitments, which is 30% per annum of the respective margin. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of December 31, 2021, we have $1.1 million of net deferred financing costs related to the Corporate Revolver, which will be amortized over the remaining term. These deferred financing costs are included in the Other assets section of our consolidated balance sheets.

As of December 31, 2021, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability under the Corporate Revolver was $400.0 million.
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
We were in compliance with the financial covenants below contained in the Corporate Revolver as of September 30, 2021 (the most recent assessment date), which requires the maintenance of:
•the interest cover ratio (as defined in the glossary), not less than 2.25x; and
•the debt cover ratio (as defined in the glossary), not more than 4.0x as amended.
The Corporate Revolver contains customary cross default provisions.
7.875% Senior Secured Notes due 2021
 In April 2019, all of the 7.875% Senior Secured Notes were redeemed for $543.8 million, including accrued interest and the early redemption premium. The redemption resulted in a $22.9 million loss on extinguishment of debt, which is included in Interest and other financing costs, net on the consolidated statement of operations for the year ended December 31, 2019.

7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting commissions and other expenses. We used the net proceeds to redeem all of the 7.875% Senior Secured Notes, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the 7.125% Senior Notes.
The 7.125% Senior Notes mature on April 4, 2026. We will pay interest in arrears on the 7.125% Senior Notes each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.750% Senior Notes and the 7.500% Senior Notes ) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.750% Senior Notes and the 7.500% Senior Notes.

At any time prior to April 4, 2022, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the 7.125% Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 107.125% of the outstanding principal amount of the 7.125% Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to April 4, 2022 the Company may, on any one or more occasions, redeem all or a part of the 7.125% Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On or after April 4, 2022, the Company may redeem all or a part of the 7.125% Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after April 4, 2022	103.563%
On or after April 4, 2023	101.781%
On or after April 4, 2024	100.000%

We may also redeem the 7.125% Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the 7.125% Senior Notes at a price equal to the principal amount of the 7.125% Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the 7.125% Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.

Upon the occurrence of a change of control triggering event as defined under the 7.125% Senior Notes indenture, the Company will be required to make an offer to repurchase the 7.125% Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
If we sell assets, under certain circumstances outlined in the 7.125% Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the 7.125% Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the 7.125% Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
The 7.125% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.125% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. The 7.125% Senior Notes contain customary cross default provisions.
7.750% Senior Notes due 2027
In October 2021, the Company issued $400.0 million of 7.750% Senior Notes and received net proceeds of approximately $395.0 million after deducting fees. We used the net proceeds, together with cash on hand, to refinance the Bridge Notes and to pay expenses related to the issuance of the 7.750% Senior Notes.
The 7.750% Senior Notes mature on May 1, 2027. Interest is payable in arrears each May 1 and November 1, commencing on May 1, 2022. The 7.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.125% Senior Notes and the 7.500% Senior Notes.

At any time prior to November 1, 2023, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the 7.750% Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 107.750% of the outstanding principal amount of the 7.750% Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to November 1, 2023 the Company may, on any one or more occasions, redeem all or a part of the 7.750% Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On or after November 1, 2023, the Company may redeem all or a part of the 7.750% Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after November 1, 2023	103.875%
On or after November 1, 2024	101.938%
On or after November 1, 2025	100.000%

We may also redeem the 7.750% Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the 7.750% Senior Notes at a price equal to the principal amount of the 7.750% Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the 7.750% Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.

Upon the occurrence of a change of control triggering event as defined under the 7.750% Senior Notes indenture, the Company will be required to make an offer to repurchase the 7.750% Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
If we sell assets, under certain circumstances outlined in the 7.750% Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the 7.750% Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the 7.750% Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
The 7.750% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company's subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.750% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. The 7.750% Senior Notes contain customary cross default provisions.
7.500% Senior Notes due 2028
In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately $444.4 million after deducting fees. We used the net proceeds to repay outstanding indebtedness under the Corporate Revolver and the Facility, to pay expenses related to the issuance of the 7.500% Senior Notes and for general corporate purposes.
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes and the 7.750% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.125% Senior Notes and the 7.750% Senior Notes.

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

Year	Percentage
On or after March 1, 2024	103.750%
On or after March 1, 2025	101.875%
On or after March 1, 2026	100.000%

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
The 7.500% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. These covenants are subject to a number of important qualifications and exceptions. Certain of these covenants will be terminated if the 7.500% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing. The 7.500% Senior Notes contain customary cross default provisions.
Bridge Notes
In connection with the completion of the acquisition of additional interests in Ghana, the Company issued $400 million aggregate principal amount of floating rate senior notes due 2022 (the “Bridge Notes”) in a private placement to Barclays Bank PLC and Standard Chartered Bank. In October 2021, the Company refinanced the Bridge Notes with the 7.750% Senior Notes. As a result, the Company incurred a $4.4 million loss on extinguishment of debt, which is included in Interest and other financing costs, net on the consolidated statement of operations for the year ended December 31, 2021.
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
GoM Term Loan
In September 2020, the Company entered into a five-year $200 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100 million subject to certain conditions. The net proceeds were used to pay down a portion of the Facility and to fund U.S. Gulf of Mexico working capital and general operating expenses. The $50 million advanced under the Production Prepayment Agreement with Trafigura in the second quarter of 2020 has been extinguished and converted as part of the GoM Term Loan.

The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with principal repayments beginning in the fourth quarter of 2021. During the fourth quarter of 2021, the Company made principal repayments totaling $25 million on the GoM Term Loan, of which $7.5 million was regular scheduled maturity and $17.5 million as a voluntary early repayment. As of December 31, 2021, borrowings under the GoM Term Loan totaled $175 million.

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

At December 31, 2021, the estimated repayments of debt during the five years and thereafter are as follows:

	Payments Due by Year
	Total	2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,675,000	$30,000	$30,000	$337,785	$327,977	$939,350	$1,009,888
_______________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of December 31, 2021 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
Interest and other financing costs, net
Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Interest expense	$146,706	$119,857	$145,507
Amortization—deferred financing costs	10,580	9,347	9,257
Loss on extinguishment of debt	19,625	2,902	24,794
Capitalized interest	(46,098)	(25,013)	(28,077)
Deferred interest	(3,401)	2,402	1,919
Interest income	(10,257)	(4,773)	(3,692)
Other, net	11,216	5,072	5,366
Interest and other financing costs, net	$128,371	$109,794	$155,074
Capitalized interest for the years ended December 31, 2021, 2020 and 2019 was $46.1 million, $25.0 million and $28.1 million, respectively, primarily related to spend on the Greater Tortue Ahmeyim project.
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
Oil Derivative Contracts
The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of December 31, 2021. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling
2022:
January — December	Three-way collars	Dated Brent	4,500	$0.64	$—	$43.33	$56.67	$76.91
January — December	Three-way collars	NYMEX WTI	1,000	1.45	—	50.00	65.00	85.00
January — December	Two-way collars	Dated Brent	7,000	1.12	—	—	63.57	84.29
January — December	Sold calls(1)	Dated Brent	1,581	—	—	—	—	60.00
______________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions.
In January 2022, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2023 through December 2023 with an average sold put price of $47.50 per barrel, a floor price of $65.00 per barrel and an average ceiling price of $95.25 per barrel.
See Note 10—Fair Value Measurements for additional information regarding the Company’s derivative instruments.
The following tables disclose the Company’s derivative instruments as of December 31, 2021 and 2020 and gain/(loss) from derivatives during the years ended December 31, 2021, 2020 and 2019.

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2021	2020
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$5,689	$15,414
Provisional oil sales	Receivables: Oil sales	(853)	(677)
Commodity	Derivatives assets—long-term	1,026	964
Derivative liabilities:
Commodity	Derivatives liabilities—current	(65,879)	(28,009)
Commodity	Derivatives liabilities—long-term	(6,298)	(8,069)
Total derivatives not designated as hedging instruments		$(66,315)	$(20,377)

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2021	2020	2019
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity(1)	Oil and gas revenue	$(7,520)	$(5,620)	$1,161
Commodity	Derivatives, net	(270,185)	(17,180)	(71,885)
Total derivatives not designated as hedging instruments		$(277,705)	$(22,800)	$(70,724)
______________________________________
(1)Amounts represent the change in fair value of our provisional oil sales contracts.

Offsetting of Derivative Assets and Derivative Liabilities
Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2021 and 2020, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2021
Assets:
Commodity derivatives	$—	$6,715	$—	$6,715
Provisional oil sales	—	(853)	—	(853)
Liabilities:
Commodity derivatives	—	(72,177)	—	(72,177)
Total	$—	$(66,315)	$—	$(66,315)
December 31, 2020
Assets:
Commodity derivatives	$—	$16,378	$—	$16,378
Provisional oil sales	—	(677)	—	(677)
Liabilities:
Commodity derivatives	—	(36,078)	—	(36,078)
Total	$—	$(20,377)	$—	$(20,377)
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

Debt
The following table presents the carrying values and fair values at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$644,572	$632,587	$643,524	$613,412
7.750% Senior Notes	395,131	386,428	—	—
7.500% Senior Notes	444,892	424,688	—	—
GoM Term Loan	175,000	175,000	200,000	200,000
Corporate Revolver	—	—	100,000	100,000
Facility	1,000,000	1,000,000	1,200,000	1,200,000
Total	$2,659,595	$2,618,703	$2,143,524	$2,113,412

The carrying values of our 7.125% Senior Notes, 7.750% Senior Notes and 7.500% Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes, 7.750% Senior Notes and 7.500% Senior Notes are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying values of the GoM Term Loan, Corporate Revolver and Facility approximate fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

During the fourth quarter of 2020 the Company recorded additional impairment charges totaling approximately $3.2 million resulting in impairment charges totaling $154.0 million for the year ended December 31, 2020. During the year ended December 31, 2021, the company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience material declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

11. Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2021	2020
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$251,421	$235,053
Liabilities incurred during period	38,967	3,436
Liabilities settled during period	(8,705)	(2,782)
Revisions in estimated retirement obligations	22,744	(3,736)
Accretion expense	21,032	19,450
Ending asset retirement obligations	$325,459	$251,421

The asset retirement obligations reflect the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and gas properties. The Company utilizes current cost experience to estimate the expected cash outflows for retirement obligations. The Company estimates the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation, a corresponding adjustment is made to the oil and gas property balance. The liabilities incurred during the period include $28.3 million associated with our acquisition of additional interests in Ghana. The revisions in estimated retirement obligations during 2021 and 2020 are related to changes in the estimated timing, scopes of work and costs.

12. Equity‑based Compensation
Restricted Stock Awards and Restricted Stock Units
Our Long-Term Incentive Plan (“LTIP”) provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In April 2021, the board of directors approved amendments to the LTIP which added 11.0 million shares to the LTIP which were approved at the corresponding Annual Stockholders Meeting. The LTIP as amended provides for the issuance of 61.5 million shares pursuant to awards under the LTIP. As of December 31, 2021, the Company had approximately 11.0 million shares that remain available for issuance under the LTIP.
The Company granted restricted stock units with service vesting criteria and with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over a three year period. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of December 31, 2021:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2018:	4,115	$6.42	6,716	$9.02
Granted	3,228	5.01	3,195	6.02
Forfeited	(591)	5.90	(813)	7.93
Vested	(2,021)	5.95	(1,300)	6.32
Outstanding at December 31, 2019:	4,731	5.71	7,798	8.42
Granted	3,481	5.48	3,394	8.37
Forfeited	(1,187)	6.12	(726)	8.03
Vested	(2,185)	5.91	(2,607)	9.47
Outstanding at December 31, 2020:	4,840	5.34	7,859	8.11
Granted	2,905	2.57	6,744	3.91
Forfeited	(649)	4.05	(1,998)	5.50
Vested	(2,400)	5.19	(1,372)	9.95
Outstanding at December 31, 2021:	4,696	3.88	11,233	5.28
As of December 31, 2021, total equity‑based compensation to be recognized on unvested restricted stock units is $18.9 million over a weighted average period of 1.6 years.
For restricted stock units with a combination of market and service vesting criteria, the number of shares of common stock to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $9.52 per award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 52.0%. The risk‑free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant ranged from 0.2% to 2.5% for restricted stock units. The expected quarterly dividends ranged from $0.000 to $0.050 commensurate with our current dividend experience.
In January 2022, we granted 2.5 million service vesting restricted stock units and 3.3 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $34.2 million of non-cash compensation expense related to these grants over the next three years.
We record equity-based compensation expense equal to the grant date fair value of share‑based payments over the vesting periods of the LTIP awards. The following table summarizes certain information related to our share-based payments:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Share-based compensation expense	$31,651	$32,706	$32,370
Total tax benefit	5,786	4,694	4,898
Net tax shortfall (windfall)	6,307	1,175	1,224
Fair value of awards vested	9,435	26,039	20,253

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
In March 2020, the Coronavirus Aid, Relief, and Economic Security ACT (“CARES Act”) became law. Among other things, the CARES Act permits taxpayers to carry back U.S. taxable losses generated during tax years 2018 through 2020 to the five tax years preceding the loss year to obtain tax refunds. Certain of our U.S. legal entities qualify for such relief and we recorded a current tax benefit of $4.9 million during the first quarter of 2020, with a total $12.2 million income tax refund claim. Other provisions of the CARES Act are not expected to have a material impact to our tax expense.
The components of loss before income taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$(75,948)	$(338,746)	$(149,919)
Foreign	32,568	(78,049)	175,036
Income (loss) before income taxes	$(43,380)	$(416,795)	$25,117
The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
United States	$282	$(12,208)	$185
Foreign	103,348	49,586	171,079
Total current	103,630	37,378	171,264
Deferred:
United States	1,202	34,831	(18,776)
Foreign	(70,376)	(77,418)	(71,594)
Total deferred	(69,174)	(42,587)	(90,370)
Income tax expense (benefit)	$34,456	$(5,209)	$80,894

Our reconciliation of income tax expense (benefit) computed by applying our statutory rate and the reported effective tax rate on income or (loss) from continuing operations is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Tax at statutory rate	$(9,110)	$(87,527)	$5,275
Foreign income (loss) taxed at different rates	17,344	(1,771)	32,690
Net non-taxable expense / insurance recoveries	—	—	(13,352)
Non-deductible insurance premiums	—	—	2,625
Non-deductible compensation	2,775	890	3,545
Non-deductible and other items	1,719	387	3,998
Tax shortfall (windfall) on equity-based compensation, net	6,307	1,175	1,224
Change in valuation allowance	15,421	86,539	44,889
U.S. tax loss carryback rate differential	—	(4,902)	—
Total tax expense	$34,456	$(5,209)	$80,894
Effective tax rate(1)	79%	1%	322%
______________________________________
(1)The effective tax rate during the years ended December 31, 2021, 2020 and 2019, were impacted by (gains) and losses of $61.6 million, $(2.9) million and $132.1 million, respectively, incurred in jurisdictions in which we are not subject to taxes and therefore do not generate any income tax benefits or where there are valuation allowances offsetting the corresponding deferred tax assets.
The effective tax rate for the United States is approximately 2%, 7% and 12% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate in the United States is impacted by the effect of non-deductible expenditures and equity-based compensation tax shortfalls and tax windfalls equal to the difference between the income tax benefit recognized for financial statement reporting purposes compared to the income tax benefit realized for tax return purposes. For the years ended December 31, 2021, 2020 and 2019, our effective tax rate in the United States is impacted by valuation allowances on a portion of our deferred tax assets totaling $6.6 million, $96.6 million and $6.8 million, respectively.
The effective tax rate for Ghana is approximately 35%, 35% and 29% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures. The effective tax rate for the year ended December 31, 2019 was impacted by amounts associated with damage to the turret bearing, which we expect to recover from insurance proceeds. Any such insurance recoveries would not be subject to income tax.
The effective tax rate for Equatorial Guinea is approximately 35%, 34% and 37% for the years ended December 31, 2021, 2020 and 2019, respectively, and is impacted by non-deductible expenditures.
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

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$172,836	$152,106
Foreign net operating losses	35,518	32,762
United States net operating losses	109,094	113,427
United States deferred interest expense	6,725	—
Equity compensation	12,424	14,089
Unrealized derivative losses	21,710	3,482
Asset retirement obligation and other	55,859	41,759
Total deferred tax assets	414,166	357,625
Valuation allowance	(318,343)	(288,288)
Total deferred tax assets, net	95,823	69,337
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(806,861)	(642,956)
Total deferred tax liabilities	(806,861)	(642,956)
Net deferred tax liability	$(711,038)	$(573,619)

The Company has foreign net operating loss carryforwards of $95.2 million. Of these losses, we expect $0.5 million, $0.6 million, $0.7 million, and $43.3 million to expire in 2022, 2023, 2024, and 2027 respectively, and $50.1 million do not expire. All of these losses currently have offsetting valuation allowances. The Company has $519.5 million of United States net operating loss that will not expire.
The Company is open to tax examinations in the United States for federal income tax return years 2018 through 2020 in Ghana to federal income tax return years 2018 through 2020, and in Equatorial Guinea to federal income tax return years 2019-2020.
As of December 31, 2021, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

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

	Years Ended
	December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(77,836)	$(411,586)	$(55,777)
Denominator:
Weighted average number of shares outstanding:
Basic	416,943	405,212	401,368
Restricted stock units(1)(2)	—	—	—
Diluted	416,943	405,212	401,368
Net loss per share:
Basic	$(0.19)	$(1.02)	$(0.14)
Diluted	$(0.19)	$(1.02)	$(0.14)
______________________________________
(1)Our restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per share calculation.

(2)For the years ended December 31, 2021, 2020 and 2019, we excluded 19.0 million, 6.1 million and 15.3 million outstanding restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.

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
The Jubilee Field in Ghana covers an area within both the WCTP and DT petroleum contract areas. It was agreed the Jubilee Field would be unitized for optimal resource recovery. Kosmos and its partners executed a comprehensive unitization and unit operating agreement, the Jubilee UUOA, to unitize the Jubilee Field and govern each party’s respective rights and duties in the Jubilee Unit, which was effective July 16, 2009. Pursuant to the terms of the Jubilee UUOA, the tract participations are subject to a process of redetermination. The initial redetermination process was completed on October 14, 2011. As a result of the initial redetermination process, our Unit Interest is 24.1%. Following the acquisition of Anadarko WCTP, which owned a participating interest in the WCTP Block and DT Block, our Unit Interest (participating interest in the Jubilee Unit) has since increased from 24.1% to 42.1%. These consolidated financial statements are based on these redetermined tract participations. Our unit interest may change in the future should another redetermination occur.
Under the Deepwater Tano Block Joint Operating Agreement, certain joint venture partners have pre-emption rights that, if fully exercised and approved by the Government of Ghana, could reduce our ultimate interest in the Jubilee Unit Area by 3.8% to 38.3%. In November 2021, we received notice from certain joint venture partners that they intend to exercise their pre-emption rights in relation to Kosmos' acquisition of Anadarko WCTP. The exercise of pre-emption rights is subject to finalizing definitive agreements with Kosmos and requires approval from GNPC and the Ghanaian Ministry of Energy.
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
Performance Obligations

As of December 31, 2021 and 2020, the Company had performance bonds totaling $195.5 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.5 million and $7.1 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

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

16. Additional Financial Information
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued liabilities:
Exploration, development and production	$61,881	$89,162
Revenue payable	31,986	15,079
Current asset retirement obligations	3,222	7,255
General and administrative expenses	27,980	4,988
Interest	31,117	23,725
Income taxes	69,392	37,344
Taxes other than income	2,854	2,815
Derivatives	19,302	17,475
Other	2,936	5,417
	$250,670	$203,260

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
Other Expenses, net
Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Loss on disposal of inventory	$1,239	$8,607	$4,590
Gain on insurance settlements	—	—	(3,509)
Loss on asset retirement obligations liability settlements	6,351	1,966	193
Restructuring charges	2,584	16,474	11,528
Other, net	(63)	10,755	11,846
Other expenses, net	$10,111	$37,802	$24,648

The restructuring charges are for employee severance and related benefit costs incurred as part of a corporate reorganization.

17. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration and development of oil and gas. At December 31, 2021, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana(2)	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(in thousands)
Years ended December 31, 2021
Revenues and other income:
Oil and gas revenue	$644,232	$260,520	$—	$427,261	$—	$—	$1,332,013
Gain on sale of assets	—	—	—	—	1,564	—	1,564
Other income, net	6	—	—	1,279	395,073	(396,096)	262
Total revenues and other income	644,238	260,520	—	428,540	396,637	(396,096)	1,333,839
Costs and expenses:
Oil and gas production	151,079	93,032	—	101,895	—	—	346,006
Facilities insurance modifications, net	(1,586)	—	—	—	—	—	(1,586)
Exploration expenses	1,527	5,700	10,639	41,230	6,286	—	65,382
General and administrative	12,179	4,343	8,601	17,665	172,869	(124,128)	91,529
Depletion, depreciation and amortization	240,901	56,468	61	168,142	1,649	—	467,221
Impairment of long-lived assets	—	—	—	—	—	—	—
Interest and other financing costs, net(1)	51,279	(1,661)	(44,831)	15,875	109,493	(1,784)	128,371
Derivatives, net	—	—	—	—	270,185	—	270,185
Other expenses, net	206,466	41,891	(2,189)	30,118	4,010	(270,185)	10,111
Total costs and expenses	661,845	199,773	(27,719)	374,925	564,492	(396,097)	1,377,219
Income (loss) before income taxes	(17,607)	60,747	27,719	53,615	(167,855)	1	(43,380)
Income tax expense (benefit)	(4,290)	37,487	—	(4,958)	6,217	—	34,456
Net income (loss)	$(13,317)	$23,260	$27,719	$58,573	$(174,072)	$1	$(77,836)

Consolidated capital expenditures	$575,472	$77,364	$170,690	$96,897	$3,791	$—	$924,214

As of December 31, 2021
Property and equipment, net	$1,885,116	$460,975	$918,683	$901,392	$17,821	$—	$4,183,987
Total assets	$3,125,835	$911,159	$1,346,622	$3,258,264	$17,108,138	$(20,809,367)	$4,940,651
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)Includes activity related to our acquisition of additional interests in Ghana commencing October 13, 2021, the acquisition date. Additionally, the acquisition purchase price of $465.4 million is included in Consolidated capital expenditures.

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2020
Revenues and other income:
Oil and gas revenue	$366,515	$152,501	$—	$285,017	$—	$—	$804,033
Gain on sale of assets	—	—	—	84	92,079	—	92,163
Other income, net	2	—	—	280	120,135	(120,415)	2
Total revenues and other income	366,517	152,501	—	285,381	212,214	(120,415)	896,198
Costs and expenses:
Oil and gas production	169,357	80,813	—	88,307	—	—	338,477
Facilities insurance modifications, net	13,161	—	—	—	—	—	13,161
Exploration expenses	182	8,290	8,189	26,792	41,163	—	84,616
General and administrative	13,506	4,865	7,464	12,607	129,801	(96,101)	72,142
Depletion, depreciation and amortization	235,772	64,786	61	181,898	3,345	—	485,862
Impairment of long-lived assets	—	—	—	153,959	—		153,959
Interest and other financing costs, net(1)	54,530	(1,248)	(27,339)	17,373	73,612	(7,134)	109,794
Derivatives, net	—	—	—	—	17,180	—	17,180
Other expenses, net	(27,925)	2,281	4,829	54,485	21,312	(17,180)	37,802
Total costs and expenses	458,583	159,787	(6,796)	535,421	286,413	(120,415)	1,312,993
Income (loss) before income taxes	(92,066)	(7,286)	6,796	(250,040)	(74,199)	—	(416,795)
Income tax expense (benefit)	(30,486)	2,428	—	26,061	(3,212)	—	(5,209)
Net income (loss)	$(61,580)	$(9,714)	$6,796	$(276,101)	$(70,987)	$—	$(411,586)

Consolidated capital expenditures	$44,146	$38,126	$126,803	$123,197	$(58,293)	$—	$273,979

As of December 31, 2020
Property and equipment, net	$1,293,372	$426,365	$580,920	$998,204	$22,052	$—	$3,320,913
Total assets	$1,397,802	$689,222	$823,411	$3,171,851	$12,654,827	$(14,869,520)	$3,867,593
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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$472,631	$379,593	$352,013
Acquisition of oil and gas properties	465,367	—	—
Adjustments:
Changes in capital accruals	(18,534)	(42,315)	33,717
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	46,563	61,459	93,142
Capitalized interest	(46,098)	(25,013)	(28,077)
Proceeds on sale of assets	(4,422)	(99,337)	(16,713)
Other	8,707	(408)	6,654
Total consolidated capital expenditures	$924,214	$273,979	$440,736
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

KOSMOS ENERGY LTD.
Supplemental Oil and Gas Data (Unaudited)
Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2021, 2020 and 2019. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.

Net Proved Developed and Undeveloped Reserves
The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interest in the Jubilee and TEN fields in Ghana, Equatorial Guinea, Mauritania, Senegal and the U.S. Gulf of Mexico.

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total Oil	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total Gas	Kosmos Total	Equity Method Investment-Equatorial Guinea	Total
	Oil, Condensate, NGLs (MMBbls)					Natural Gas (Bcf)					(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2018(1)	82	—	—	45	127	47	—	—	38	85	141	26	166
Extensions and discoveries	—	—	—	—	—	—	—	—	—	—	—	—	—
Production	(11)	(4)	—	(8)	(23)	(1)	—	—	(6)	(7)	(24)	—	(24)
Revision in estimate	17	6	—	3	26	(1)	(2)	—	3	—	26	—	26
Purchases of minerals-in-place(3)		24	—		24		14	—		14	26	(26)	—
Net proved developed and undeveloped reserves at December 31, 2019(1)	88	26	—	40	154	45	12	—	35	92	169	—	169
Extensions and discoveries	—	—	—	—	—	—	—	600	—	600	100	—	100
Production	(10)	(4)	—	(7)	(21)	—	—	—	(6)	(6)	(22)	—	(22)
Revision in estimate	(10)	2	—	2	(6)	(14)	(1)	(600)	(2)	(617)	(109)	—	(109)
Purchases of minerals-in-place		—	—		—		—	—		—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2020(1)	68	24	—	34	127	31	11	—	27	69	139	—	139
Extensions and discoveries	—	—	—		—	—	—	—	—	—	—	—	—
Production	(10)	(4)	—	(6)	(20)	—	—	—	(5)	(5)	(21)	—	(21)
Revision in estimate(2)	10	4	8	4	26	10	—	590	5	605	127	—	127
Purchases of minerals-in-place	52	—	—	—	52	27	—	—	—	27	57	—	57
Net proved developed and undeveloped reserves at December 31, 2021(1)	120	24	8	32	185	68	11	590	27	695	301	—	301

Proved developed reserves(1)
December 31, 2018	48	—	—	33	81	33	—	—	24	57	91	25	116
December 31, 2019	47	23	—	34	104	31	12	—	28	71	116	—	116
December 31, 2020	26	21	—	32	79	23	11	—	25	60	89	—	89
December 31, 2021	52	20	—	28	100	56	11	—	20	87	115	—	115
Proved undeveloped reserves(1)
December 31, 2018	33	—	—	12	45	14	—	—	13	28	50	1	51
December 31, 2019	41	3	—	6	50	14	—	—	7	21	53	—	53
December 31, 2020	42	4	—	2	48	8	—	—	2	10	50	—	50
December 31, 2021	68	5	8	4	85	12	—	590	6	608	186	—	186
______________________________________

(1)The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.
(2)The increase in proved reserves is a result of an increase of 9.2 MMBbl in Greater Jubilee related to field performance, positive drilling results and optimization of future development plans. Changes at TEN include a positive revision of 2.0 MMBoe related to increase in estimated associated gas sales. Changes at Equatorial Guinea include an increase of 3.6 MMBbl related to Okume Complex performance and drilling results. Changes at Mauritania/Senegal are related to the economic status of the Greater Tortue Ahmeyim project due to project progress and improved oil price (+106.5 MMBoe). Changes at the U.S. Gulf of Mexico include an increase of 4.4 MMBoe related to strong performance of certain fields.
(3)We disclosed our share of reserves that were accounted for by the equity method. Effective of January 1, 2019, our outstanding shares in KTIPI were transferred to Trident in exchange for a 40.4% undivided participating interest in the Ceiba Field and Okume Complex. As a result, our interest in the Ceiba Field and Okume Complex is accounted for under the proportionate consolidation method of accounting going forward.

Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month based on the respective benchmark price in the period January through December 2021. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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
Capitalized Costs Related to Oil and Gas Activities
The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Other	Kosmos Total
	(In millions)
As of December 31, 2021
Unproved properties	$—	$86	$167	$185	$13	$451
Proved properties	4,116	545	752	1,313	—	6,726
	4,116	631	919	1,498	13	7,177
Accumulated depletion	(2,231)	(170)	—	(599)	—	(3,000)
Net capitalized costs	$1,885	$461	$919	$899	$13	$4,177
As of December 31, 2020
Unproved properties	$—	$125	$160	$196	$14	$495
Proved properties	3,288	421	421	1,240	—	5,370
	3,288	546	581	1,436	14	5,865
Accumulated depletion	(1,995)	(120)	—	(440)	—	(2,555)
Net capitalized costs	$1,293	$426	$581	$996	$14	$3,310

Costs Incurred in Oil and Gas Activities
The following tables reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Other(1)	Kosmos Total
	(In millions)
Year ended December 31, 2021
Property acquisition:
Unproved	$—	$1	$—	$(2)	$(1)	$(2)
Proved(2)	718	1	—	—	—	719
Exploration	—	8	16	60	6	90
Development(3)	112	79	333	46	—	570
Total costs incurred	$830	$89	$349	$104	$5	$1,377
Year ended December 31, 2020
Property acquisition:
Unproved	$—	$—	$—	$5	$(1)	$4
Proved	—	(2)	—	—	—	(2)
Exploration	—	7	21	34	34	96
Development	39	20	129	99	—	287
Total costs incurred	$39	$25	$150	$138	$33	$385
Year ended December 31, 2019
Property acquisition:
Unproved	$—	$11	$2	$15	$—	$28
Proved	—	—	—	—	—	—
Exploration	—	41	26	122	38	227
Development	59	126	11	91	—	287
Total costs incurred	$59	$178	$39	$228	$38	$542
______________________________________
(1)Includes Africa (excluding Ghana, Equatorial Guinea, Mauritania and Senegal), Europe and South America.
(2)Includes $718.2 million of oil and gas properties acquired as a result of the purchase price allocation of the estimated fair value of identifiable assets acquired and liabilities assumed in the acquisition of additional interests in Ghana discussed in “Note 3—Acquisitions and Divestitures.”
(3)Includes $132.4 million of capitalized oil and gas properties settled against our Long-term receivable from BP Operator in Mauritania and Senegal discussed in “Note 4—Joint Interest Billings and Long-term Receivables.”
Standardized Measure for Discounted Future Net Cash Flows
The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2021. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total
	(In millions)
At December 31, 2021
Future cash inflows	$8,308	$1,661	$4,314	$1,981	$16,264
Future production costs	(2,079)	(621)	(2,853)	(334)	(5,887)
Future development costs	(1,640)	(478)	(822)	(284)	(3,224)
Future tax expenses	(1,546)	(307)	(43)	(117)	(2,013)
Future net cash flows	3,043	255	596	1,246	5,140
10% annual discount for estimated timing of cash flows	(983)	37	(671)	(262)	(1,879)
Standardized measure of discounted future net cash flows	$2,060	$292	$(75)	$984	$3,261
At December 31, 2020
Future cash inflows	$2,791	$986	$—	$1,244	$5,021
Future production costs	(1,197)	(577)	—	(249)	(2,023)
Future development costs	(765)	(352)	—	(306)	(1,423)
Future tax expenses	(251)	(131)	—	(7)	(389)
Future net cash flows	578	(74)	—	682	1,186
10% annual discount for estimated timing of cash flows	(214)	101	—	(109)	(222)
Standardized measure of discounted future net cash flows	$364	$27	$—	$573	$964
At December 31, 2019
Future cash inflows	$5,546	$1,650	$—	$2,205	$9,401
Future production costs	(1,683)	(675)	—	(312)	(2,670)
Future development costs	(736)	(400)	—	(393)	(1,529)
Future tax expenses	(1,026)	(317)	—	(123)	(1,466)
Future net cash flows	2,101	258	—	1,377	3,736
10% annual discount for estimated timing of cash flows	(675)	36	—	(278)	(917)
Standardized measure of discounted future net cash flows	$1,426	$294	$—	$1,099	$2,819

Changes in the Standardized Measure for Discounted Cash Flows

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Equity Method Investment-Equatorial Guinea	Total
	(In millions)
Balance at December 31, 2018	$1,540	$—	$—	$1,370	$391	$3,301
Purchase of minerals in place(1)	—	391	—	—	(391)	—
Sales and transfers 2019	(568)	(210)	—	(336)	—	(1,114)
Extensions and discoveries	—	—	—	(14)	—	(14)
Net changes in prices and costs	(352)	(151)	—	(401)	—	(904)
Previously estimated development costs incurred during the period	97	11	—	109	—	217
Net changes in development costs	44	(57)	—	(43)	—	(56)
Revisions of previous quantity estimates	474	187	—	109	—	770
Net changes in tax expenses	(23)	11	—	231	—	219
Accretion of discount	224	69	—	167	—	460
Changes in timing and other	(10)	43	—	(93)	—	(60)
Balance at December 31, 2019	$1,426	$294	$—	$1,099	$—	$2,819
Purchase of minerals in place	—	—	—	—		—
Sales and transfers 2020	(197)	(72)	—	(197)		(466)
Extensions and discoveries	—	—	80	—		80
Net changes in prices and costs	(1,292)	(390)	(80)	(633)		(2,395)
Previously estimated development costs incurred during the period	44	33	—	126		203
Net changes in development costs	(65)	(19)	—	(57)		(141)
Revisions of previous quantity estimates	(95)	27	—	44		(24)
Net changes in tax expenses	440	88	—	81		609
Accretion of discount	212	52	—	118		382
Changes in timing and other	(109)	14	—	(8)		(103)
Balance at December 31, 2020	$364	$27	$—	$573		$964
Purchase of minerals in place	981	—	—	—		981
Sales and transfers 2021	(493)	(167)	—	(325)		(985)
Extensions and discoveries	—	—	—	—		—
Net changes in prices and costs	1,232	479	(75)	602		2,238
Previously estimated development costs incurred during the period	91	73	—	42		206
Net changes in development costs	(187)	(124)	—	(38)		(349)
Revisions of previous quantity estimates	367	128	—	153		648
Net changes in tax expenses	(421)	(146)	—	(74)		(641)
Accretion of discount	53	12	—	58		123
Changes in timing and other	73	10	—	(7)		76
Balance at December 31, 2021	$2,060	$292	$(75)	$984		$3,261
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
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2021 which is included in “Item 8. Financial Statements and Supplementary Data.”
Item 9B.  Other Information
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
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
(2)Financial statement schedules
Schedule I—Condensed Parent Company Financial Statements
Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2021, 2020 and 2019 (collectively “KEL,” the “Parent Company”), such subsidiaries may be restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
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

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,693	$1,166
Derivatives receivable - related party	1,474	—
Prepaid expenses and other	957	908
Derivatives	5,689	—
Derivatives—related party	1,217	2,502
Total current assets	16,030	4,576
Investment in subsidiaries at equity	2,092,915	1,034,226
Long-term note receivable from subsidiary	—	176,540
Deferred financing costs, net of accumulated amortization of $19,912 and $17,296 at December 31, 2021 and December 31, 2020, respectively	1,090	3,706
Derivatives	1,026	—
Derivatives—related party	84	140
Restricted cash	305	305
Long-term deferred tax asset	18,687	18,687
Total assets	$2,130,137	$1,238,180
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$242	$153
Accounts payable to subsidiaries	80,595	38,558
Accrued liabilities	32,239	14,157
Derivatives	1,217	2,502
Derivatives - related party	5,689	—
Total current liabilities	119,982	55,370
Long-term debt, net	1,479,808	741,606
Derivatives	84	140
Derivatives - related party	1,026	—
Other long-term liabilities	—	910
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 496,152,331 and 449,718,317 issued at December 31, 2021 and December 31, 2020, respectively	4,962	4,497
Additional paid-in capital	2,473,674	2,307,220
Accumulated deficit	(1,712,392)	(1,634,556)
Treasury stock, at cost, 44,263,269 shares at December 31, 2021 and 2020, respectively	(237,007)	(237,007)
Total shareholders’ equity	529,237	440,154
Total liabilities and shareholders’ equity	$2,130,137	$1,238,180

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Other income—related party	20,307	2,642	—
Total revenues and other income	20,307	2,642	—
Costs and expenses:
General and administrative	38,810	40,162	40,840
General and administrative recoveries—related party	79	4,112	(30,822)
Interest and other financing costs, net	98,649	59,200	86,104
Interest and other financing costs, net—related party	(2,446)	(5,889)	(7,144)
Derivatives, net	20,307	2,642	—
Other expenses, net	(61)	—	10
Equity in (earnings) losses of subsidiaries	(57,195)	315,423	(15,064)
Total costs and expenses	98,143	415,650	73,924
Loss before income taxes	(77,836)	(413,008)	(73,924)
Income tax expense	—	(1,422)	(18,147)
Net loss	$(77,836)	$(411,586)	$(55,777)

Dividends declared per common share	$—	$0.0452	$0.1808

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(77,836)	$(411,586)	$(55,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(57,195)	315,423	(15,064)
Equity-based compensation	31,651	32,706	32,370
Depreciation and amortization	5,638	8,644	5,039
Deferred income taxes	—	(1,422)	(18,397)
Other income—related party	6,582	(2,642)	—
Change in fair value on derivatives	20,307	2,642	—
Cash settlements on derivatives	(28,363)	—	—
Loss on extinguishment of debt	4,403	—	22,913
Changes in assets and liabilities:
Decrease in receivables	134	856	427
(Increase) decrease in prepaid expenses and other	(49)	(480)	(115)
Decrease due to/from related party	218,008	162,897	43,974
Increase (decrease) in accounts payable and accrued liabilities	18,003	2,509	(8,754)
Net cash provided by (used in) operating activities	141,283	109,547	6,616
Investing activities
Investment in subsidiaries	(1,001,494)	(190,089)	287,972
Net cash provided by (used in) investing activities	(1,001,494)	(190,089)	287,972
Financing activities
Borrowings under long-term debt	100,000	100,000	—
Payments on long-term debt	(200,000)	—	(325,000)
Net proceeds from issuance of senior notes	839,375	—	641,875
Redemption of senior secured notes	—	—	(535,338)
Net proceeds from issuance of common stock	136,006	—	—
Tax withholdings on restricted stock units	(1,100)	(4,947)	(1,983)
Dividends	(512)	(19,271)	(72,599)
Deferred financing costs	(8,031)	(496)	(1,897)
Net cash provided by (used in) financing activities	865,738	75,286	(294,942)
Net increase (decrease) in cash and cash equivalents	5,527	(5,256)	(354)
Cash, cash equivalents and restricted cash at beginning of period	1,471	6,727	7,081
Cash, cash equivalents and restricted cash at end of period	$6,998	$1,471	$6,727

Schedule II
Kosmos Energy Ltd.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2021
Allowance for credit losses	$5,675	$1,019	$(1,505)	$—	$5,189
Allowance for deferred tax assets	$288,288	$30,055	$—	$—	$318,343
2020
Allowance for credit losses	$2,748	$1,800	$1,127	$—	$5,675
Allowance for deferred tax assets	$201,749	$86,539	$—	$—	$288,288
2019
Allowance for doubtful receivables	$1,211	$1,324	$228	$(15)	$2,748
Allowance for deferred tax assets	$156,860	$44,889	$—	$—	$201,749
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

KOSMOS ENERGY LTD.

Date: February 28, 2022	By:	/s/ NEAL D. SHAH
Neal D. Shah Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW G. INGLIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Andrew G. Inglis

/s/ NEAL D. SHAH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Neal D. Shah

/s/ RONALD W. GLASS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Ronald W. Glass

/s/ LISA A. DAVIS	Director	February 28, 2022
Lisa A. Davis

/s/ SIR RICHARD B. DEARLOVE	Director	February 28, 2022
Sir Richard B. Dearlove

/s/ ROY A. FRANKLIN	Director	February 28, 2022
Roy A. Franklin

/s/ DEANNA L. GOODWIN	Director	February 28, 2022
Deanna L. Goodwin

/s/ ADEBAYO O. OGUNLESI	Director	February 28, 2022
Adebayo O. Ogunlesi

/s/ STEVEN M. STERIN	Director	February 28, 2022
Steven M. Sterin

INDEX OF EXHIBITS

Exhibit Number	Description of Document
Governing Documents
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Form 8-K12g-3 filed December 31, 2018 (File No. 000‑56014), and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8‑K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
4.2	Description of the Company's Capital Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.)
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

10.52
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

10.53
Amended and Restated Facility Agreement, effective May 12, 2021 among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, ABSA Bank Limited, Credit Agricole Corporate and Investment Bank, ING Belgium SA/NV, Natixis, N.B.S.A Limited, Societe Generale, London Branch, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, and SMBC Bank International PLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference).

10.54
Indenture dated October 13, 2021 among Kosmos Energy Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed October 13, 2021 (File No. 001-35167), and incorporated herein by reference).

10.55
Indenture dated October 26, 2021 among Kosmos Energy Ltd., the guarantors named therein, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar, and Banque Internationale à Luxembourg S.A., as Luxembourg listing agent, Luxembourg paying agent and Luxembourg transfer agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 26, 2021 (File No. 001-35167), and incorporated herein by reference).

10.56*
Supplemental Indenture dated February 25, 2022 among Kosmos Energy Ltd., the guarantors named therein and, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar.

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

10.59
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

10.66†
Long Term Incentive Plan (amended and restated as of April 20, 2021) (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed June 9, 2021 (File No. 333-256933), and incorporated herein by reference).

Exhibit Number	Description of Document
10.67†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S‑1/A filed March 30, 2011 (File No. 333‑171700), and incorporated herein by reference).
10.68†
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

10.70†	Form of RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.71†	Form of RSU Award Agreement (Performance-Vesting) (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).
10.72†	Form of Directors RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.73*†	Form of Directors Award Agreement (Elective Shares).
10.74†
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

10.77†
Assignment Agreement, dated April 16, 2014, between Kosmos Energy, LLC and Brian F. Maxted (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.78†
Exit Agreement between Kosmos Energy, LLC and Brian F. Maxted dated March 1, 2019 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference).

10.79†
Offer Letter between Kosmos Energy Gulf of Mexico, LLC and Richard R. Clark dated August 3, 2018 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference).

10.80†
Offer Letter, dated October 16, 2014, between Kosmos Energy, LLC and Thomas P. Chambers (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.81*†	Kosmos Energy Ltd. Change in Control Severance Policy for U.S. Employees (amended and restated as of January 19, 2022).
10.82†
Offer Letter, dated November 12, 2019, between Kosmos Energy, LLC and Ronald Glass (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference).

10.83†
Offer Letter, dated November 12, 2019, between Kosmos Energy, LLC and Neal D. Shah (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

10.84†
Kosmos Energy Deferred Compensation Plan (effective February 1, 2017) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference).

10.85
Exit Agreement between Kosmos Energy, LLC and Thomas P. Chambers dated January 4, 2021 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference).

DGE Acquisition
10.86
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

Anadarko WCTP Acquisition

Exhibit Number	Description of Document
10.87
Share Purchase Agreement dated October 13, 2021 between Kosmos Energy Ghana Holdings Limited and Anadarko Offshore Holding Company, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 13, 2021 (File No. 001-35167), and incorporated herein by reference).

Other Exhibits
10.88††
Asset Sale Agreement related to Blocks 3013 and 3113 (North Cape Ultra Deep) offshore South Africa, dated September 8, 2020, between Shell Offshore Upstream South Africa B.V. and Kosmos Energy South Africa Limited (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference).

10.89††
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

10.90††
Portfolio Agreement, dated September 8, 2020, between Kosmos Energy Operating and B.V. Dordtsche Petroleum Maatschappij (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference).

10.91
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