Form 10-Q
period 2022-03-31
Kosmos Energy Ltd.
filed 2022-05-09
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2022
Common Shares, $0.01 par value	455,437,574

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

“2D seismic data”	Two‑dimensional seismic data, serving as interpretive data that allows a view of a vertical cross‑section beneath a prospective area.
“3D seismic data”	Three‑dimensional seismic data, serving as geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than 2D seismic data.
“ANP-STP”	Agencia Nacional Do Petroleo De Sao Tome E Principe.
“API”	A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus lighter petroleum liquids will have a higher API than heavier ones.
“Asset Coverage Ratio”	The “Asset Coverage Ratio” as defined in the GoM Term Loan means, as of each March 31, June 30, September 30 and December 31 of each Fiscal Year, commencing December 31, 2020, the ratio of (a) Total PDP PV-10 (as defined in the GoM Term Loan) as of such date to (b) outstanding principal amount of Loans (as defined in the GoM Term Loan) as of such date.
“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “Bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“BBbl”	Billion barrels of oil.
“BBoe”	Billion barrels of oil equivalent.
“Bcf”	Billion cubic feet.
“Boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
“BOEM”	Bureau of Ocean Energy Management.
“Boepd”	Barrels of oil equivalent per day.
“Bopd”	Barrels of oil per day.
“BP”	BP p.l.c. and related subsidiaries.
“Bwpd”	Barrels of water per day.
“Corporate Revolver”	Prior to March 31, 2022, this term refers to the Revolving Credit Facility Agreement dated November 23, 2012 (as amended or as amended and restated from time to time), and on or after March 31, 2022, this term refers to the new Revolving Credit Facility Agreement dated March 31, 2022.
“COVID-19”	Coronavirus disease 2019.
“Debt cover ratio”	The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long‑term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“DST”	Drill stem test.
“Dry hole” or “Unsuccessful well”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
“DT”	Deepwater Tano.

“EBITDAX”	Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.
“ESG”	Environmental, social, and governance.
“ESP”	Electric submersible pump.
“E&P”	Exploration and production.
“Facility”	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).
“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
“FEED”	Front End Engineering Design.
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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.

“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.

“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trafigura”	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,834	$131,620
Restricted cash	59,140	42,971
Receivables:
Joint interest billings, net	31,023	36,908
Oil sales	172,178	134,004
Other	10,069	6,614
Inventories	153,392	165,247
Prepaid expenses and other	30,553	18,899
Derivatives	—	5,689
Total current assets	794,189	541,952
Property and equipment:
Oil and gas properties, net	4,024,214	4,177,323
Other property, net	6,602	6,664
Property and equipment, net	4,030,816	4,183,987
Other assets:
Restricted cash	305	305
Long-term receivables	168,990	191,150
Deferred financing costs, net of accumulated amortization of $11,523 and $19,912 at March 31, 2022 and December 31, 2021, respectively	6,188	1,090
Derivatives	—	1,026
Other	20,873	21,141
Total assets	$5,021,361	$4,940,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$224,594	$184,403
Accrued liabilities	330,492	250,670
Current maturities of long-term debt	130,000	30,000
Derivatives	248,021	65,879
Total current liabilities	933,107	530,952
Long-term liabilities:
Long-term debt, net	2,385,629	2,590,495
Derivatives	16,050	6,298
Asset retirement obligations	321,419	322,237
Deferred tax liabilities	580,613	711,038
Other long-term liabilities	248,222	250,394
Total long-term liabilities	3,551,933	3,880,462
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 499,528,735 and 496,152,331 issued at March 31, 2022 and December 31, 2021, respectively	4,995	4,962
Additional paid-in capital	2,479,325	2,473,674
Accumulated deficit	(1,710,992)	(1,712,392)
Treasury stock, at cost, 44,263,269 shares at March 31, 2022 and December 31, 2021, respectively	(237,007)	(237,007)
Total stockholders’ equity	536,321	529,237
Total liabilities and stockholders’ equity	$5,021,361	$4,940,651
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues and other income:
Oil and gas revenue	$659,015	$176,474
Gain on sale of assets	—	26
Other income, net	52	70
Total revenues and other income	659,067	176,570
Costs and expenses:
Oil and gas production	124,703	45,752
Facilities insurance modifications, net	7,136	671
Exploration expenses	11,876	8,181
General and administrative	25,793	22,441
Depletion, depreciation and amortization	158,969	76,541
Interest and other financing costs, net	33,139	24,528
Derivatives, net	282,172	102,461
Other expenses, net	2,426	3,468
Total costs and expenses	646,214	284,043
Income (loss) before income taxes	12,853	(107,473)
Income tax expense (benefit)	11,453	(16,705)
Net income (loss)	$1,400	$(90,768)

Net income (loss) per share:
Basic	$0.00	$(0.22)
Diluted	$0.00	$(0.22)

Weighted average number of shares used to compute net income (loss) per share:
Basic	454,102	407,365
Diluted	469,164	407,365

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2022:
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	12	—	—	12
Equity-based compensation	—	—	8,425	—	—	8,425
Restricted stock units	3,377	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	1,400	—	1,400
Balance as of March 31, 2022	499,529	$4,995	$2,479,325	$(1,710,992)	$(237,007)	$536,321

2021:
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Dividends	—	—	90	—	—	90
Equity-based compensation	—	—	8,327	—	—	8,327
Restricted stock units	2,408	24	(24)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,018)	—	—	(1,018)
Net loss	—	—	—	(90,768)	—	(90,768)
Balance as of March 31, 2021	452,126	$4,521	$2,314,595	$(1,725,324)	$(237,007)	$356,785

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$1,400	$(90,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	161,639	79,112
Deferred income taxes	(85,792)	(22,079)
Unsuccessful well costs and leasehold impairments	2,401	1,469
Change in fair value of derivatives	290,806	106,158
Cash settlements on derivatives, net (including $(83.6) million and $(28.6) million on commodity hedges during 2022 and 2021)	(93,050)	(32,998)
Equity-based compensation	8,392	8,281
Gain on sale of assets	—	(26)
Loss on extinguishment of debt	192	—
Other	(2,288)	(890)
Changes in assets and liabilities:
Increase in receivables	(24,786)	(13,278)
Increase in inventories	(8,238)	(25,045)
Increase in prepaid expenses and other	(12,799)	(2,409)
Increase (decrease) in accounts payable	13,385	(32,726)
Increase (decrease) in accrued liabilities	78,366	(21,427)
Net cash provided by (used in) operating activities	329,628	(46,626)
Investing activities
Oil and gas assets	(108,834)	(128,802)
Proceeds on sale of assets	118,222	631
Notes receivable from partners	—	(22,416)
Net cash provided by (used in) investing activities	9,388	(150,587)
Financing activities
Borrowings under long-term debt	—	100,000
Payments on long-term debt	(107,500)	(350,000)
Net proceeds from issuance of senior notes	—	444,375
Tax withholdings on restricted stock units	(2,753)	(1,018)
Dividends	(642)	(430)
Deferred financing costs	(5,738)	(1,034)
Net cash provided by (used in) financing activities	(116,633)	191,893
Net increase (decrease) in cash, cash equivalents and restricted cash	222,383	(5,320)
Cash, cash equivalents and restricted cash at beginning of period	174,896	149,764
Cash, cash equivalents and restricted cash at end of period	$397,279	$144,444

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$40,466	$33,587
Income taxes, net of refund received	$18,356	$12,947

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The interim consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These interim consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$337,834	$131,620
Restricted cash - current	59,140	42,971
Restricted cash - long-term	305	305
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$397,279	$174,896

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the

Facility, whichever is greater. As of March 31, 2022 we have restricted cash of approximately $59.1 million to meet our requirements based on the December 31, 2021 ratio. As of March 31, 2022 our net leverage ratio was below 2.50x, and therefore the $59.1 million is expected to be released from restricted cash in May 2022 upon submission of the net leverage test as of March 31, 2022.

Inventories

Inventories consisted of $140.8 million and $149.5 million of materials and supplies and $12.6 million and $15.7 million of hydrocarbons as of March 31, 2022 and December 31, 2021, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$108,745	$26,431
Revenues from contract with customer - Ghana	417,107	59,351
Revenues from contract with customers - U.S. Gulf of Mexico	141,797	94,389
Provisional oil sales contracts	(8,634)	(3,697)
Oil and gas revenue	$659,015	$176,474

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of operations. The continued economic disruption and volatility in the global and industry-wide markets resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, and other varying macroeconomic conditions could materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.

3. Acquisitions and Divestitures

Following the closing of the acquisition of Anadarko WCTP Company (“Anadarko WCTP”) in the fourth quarter of 2021, Kosmos’ interest in the Jubilee Unit Area and the TEN fields offshore Ghana were 42.1% and 28.1%, respectively. Under the DT Block Joint Operating Agreement, certain joint venture partners have pre-emption rights in the Jubilee Unit Area and the TEN fields. In November 2021, we received notice from Tullow Oil plc (“Tullow”) and PetroSA that they intend to exercise their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. After execution of definitive transaction documentation and receipt of governmental approvals, Kosmos concluded the pre-emption transaction with Tullow in March 2022. Following the completion of the pre-emption by Tullow, Kosmos’ interest in the Jubilee Unit Area decreased from 42.1%

to 38.6% and Kosmos’ interest in the TEN fields decreased from 28.1% to 20.4%. Tullow paid Kosmos $118.2 million in cash consideration after post closing adjustments for the pre-emption. During the first quarter of 2022, our oil and gas properties, net balance was reduced by $175.5 million, which includes the cash proceeds and net liabilities transferred to the purchaser as a result of concluding the Tullow pre-emption transaction. The difference in the net book value of the proved property, net liabilities transferred and adjusted purchase price qualified for treatment as a recovery of cost and normal retirement under ASC 932, which resulted in no gain or loss being recognized.

For PetroSA, the pre-emption process is ongoing and remains subject to execution of definitive agreements and required government approvals. Following completion of the pre-emption for PetroSA, Kosmos' ultimate interests in the Jubilee Unit Area and TEN fields would be reduced to 38.3% and 19.8%, respectively.

In March 2022, Kosmos completed the acquisition of an additional 5.5% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988, offshore U.S. Gulf of Mexico, and an additional 1.5% interest in Green Canyon blocks 899 and 900 for $9.6 million.

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

In Ghana, the foreign contractor group funded GNPC’s 5% share of the TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of March 31, 2022 and December 31, 2021, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $6.8 million and $7.9 million, respectively, and the long-term portions were $21.8 million and $20.9 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently projected in the third quarter of 2023. Kosmos’ share for the two agreements combined is currently estimated at approximately $240.0 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of March 31, 2022 and December 31, 2021, the balance due from the national oil companies was $147.2 million and $145.2 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets. Interest income on the long-term notes receivable was $2.0 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

As a result of the above transactions entered into by BP Operator, Kosmos recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Tortue FPSO. As of March 31, 2022, this Long-term receivable has been non-cash settled against obligations payable to BP Operator, which included $132.4 million and $67.8 million of non-cash capital expenditures during the fourth quarter of 2021 and the first quarter of 2022, respectively. These non-cash impacts are excluded from the statement of cash flows.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Oil and gas properties:
Proved properties	$6,693,404	$6,725,453
Unproved properties	469,333	451,454
Total oil and gas properties	7,162,737	7,176,907
Accumulated depletion	(3,138,523)	(2,999,584)
Oil and gas properties, net	4,024,214	4,177,323

Other property	59,418	58,598
Accumulated depreciation	(52,816)	(51,934)
Other property, net	6,602	6,664

Property and equipment, net	$4,030,816	$4,183,987

We recorded depletion expense of $151.6 million and $70.6 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, our oil and gas properties, net balance was reduced by $175.5 million as a result of concluding the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the three months ended March 31, 2022.

March 31, 2022
(In thousands)
Beginning balance	$218,180
Additions to capitalized exploratory well costs pending the determination of proved reserves	11,433
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$229,613

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2022	December 31, 2021
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$—	$20,903
Exploratory well costs capitalized for a period of one to three years	59,319	30,389
Exploratory well costs capitalized for a period of four to six years	170,294	166,888
Ending balance	$229,613	$218,180
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	4	3

As of March 31, 2022, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the BirAllah (formerly known as Marsouin) and Orca discoveries in Block C8 offshore Mauritania, the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal, the Asam discovery in Block S offshore Equatorial Guinea, and the Winterfell discovery in Green Canyon Block 944 in the U.S. Gulf of Mexico.

BirAllah and Orca Discoveries — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. During the fourth quarter of 2019, we completed the nearby Orca-1 exploration well which encountered hydrocarbon pay. The BirAllah and Orca discoveries are being analyzed as a joint development. During the first quarter of 2022, we continued progressing appraisal studies, maturing concept design, and are currently in discussions with the government of Mauritania to extend the exploration phase of Block C8 which is currently set to expire in June 2022. As of March 31, 2022, suspended well capitalized costs related to BirAllah and Orca discoveries approximates $62.0 million. Following additional evaluation, a decision regarding commerciality is expected to be made.

Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During the first quarter of 2022, we continued progressing appraisal studies and maturing concept design. Following additional evaluation, a decision regarding commerciality is expected to be made.

Asam Discovery — In October 2019, we completed the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. In July 2020, an appraisal plan was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and work is currently ongoing to integrate all available data into models to establish the scale of the discovered resource. The active phase of the Block S exploration license is currently set to expire in December 2024. During the first quarter of 2022, engineering continued to progress concepts around required subsea infrastructure necessary for a subsea tieback. Once the appraisal plan involving this work is complete, a decision regarding commerciality will be made.

Winterfell Discovery — In January 2021, we drilled the Winterfell-1 exploration well located in Green Canyon Block 944 in the U.S. Gulf of Mexico, which encountered hydrocarbon pay. In January 2022, we drilled the Winterfell-2 appraisal well which encountered hydrocarbon pay. We are currently in discussions with partners to define the development plan.

7. Debt

	March 31, 2022	December 31, 2021
	(In thousands)
Outstanding debt principal balances:
Facility	$900,000	$1,000,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	167,500	175,000
Total	2,567,500	2,675,000
Unamortized deferred financing costs and discounts	(51,871)	(54,505)
Total debt, net	2,515,629	2,620,495
Less: Current maturities of long-term debt	(130,000)	(30,000)
Long-term debt, net	$2,385,629	$2,590,495
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of March 31, 2022, borrowings under the Facility totaled $900.0 million and the undrawn availability under the facility was $335.2 million (limited by current commitments). During the first quarter of 2022, the Company made principal repayments totaling $100.0 million on the Facility. Final maturity of the Facility is in March 2027. As part of the last amendment to the Facility in May 2021, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021. In April 2022, during the Spring 2022 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana (excluding the additional interests in Jubilee and TEN acquired in the acquisition of Anadarko WCTP in October 2021) and Equatorial Guinea. In April 2022, the Company made a voluntary early principal repayment of an additional $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. Accordingly, $100.0 million of the total $900.0 million of borrowings under the Facility have been classified within Current maturities of long-term debt on our consolidated balance sheet as of March 31, 2022.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of March 31, 2022 we have restricted cash of approximately $59.1 million to meet our requirements based on the December 31, 2021 ratio. As of March 31, 2022 our net leverage ratio was below 2.50x, and therefore the $59.1 million is expected to be released from restricted cash in May 2022 upon submission of the net leverage test as of March 31, 2022.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2022 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

On March 31, 2022, we refinanced the Corporate Revolver by replacing it with a new revolving credit facility agreement resulting in the following changes to the terms:
•The total size of the Corporate Revolver is reduced from $400 million to $250 million.
•The maturity date is extended from May 2022 to December 31, 2024.
•Borrowings under the Corporate Revolver now bear interest at a rate equal to the secured overnight financing rate administered by the Federal Reserve Bank of New York plus a credit adjustment spread plus a 7.0% margin plus mandatory costs, if applicable.
•Addition of a negative pledge covenant over the participating interests held by the Company’s wholly-owned subsidiary, Kosmos Energy Ghana Investments, in the WCTP and DT blocks offshore Ghana.
•As the Corporate Revolver is intended to continue to largely remain undrawn, the Company is required to use the proceeds from any capital markets and loan transactions to first repay any drawn outstanding balance under the Corporate Revolver and the Company is subject to a cash sweep of at least 50% of the Company’s Excess Cash (as defined in the Corporate Revolver) to pay outstanding balances as of March 31 or September 30 in any calendar year.

The Company capitalized $5.9 million of deferred financing costs associated with entering into the new revolving credit facility, which will be amortized over the term of the new revolving credit facility. As of March 31, 2022, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.

We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2022 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, 7.750% Senior Notes and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.750% Senior Notes and the 7.500% Senior Notes. The 7.125% Senior Notes contain customary cross default provisions.

7.750% Senior Notes due 2027
In October 2021, the Company issued $400.0 million of 7.750% Senior Notes and received net proceeds of approximately $395.0 million after deducting fees. We used the net proceeds, together with cash on hand, to refinance the $400.0 million Bridge Notes (which were issued during in the fourth quarter of 2021 in connection with the completion of the acquisition of Anadarko WCTP) and to pay expenses related to the issuance of the 7.750% Senior Notes.
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
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes and the 7.750% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility) and all borrowings under the GoM Term Loan. The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, and the 7.125% Senior Notes and the 7.750% Senior Notes. The 7.500% Senior Notes contain customary cross default provisions.
GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with quarterly principal repayments having started since the fourth quarter of 2021. As of March 31, 2022, $30.0 million of the total $167.5 million outstanding under the GoM Term Loan have been classified within Current maturities of long-term debt on our consolidated balance sheet. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of March 31, 2022 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions as well as maturity acceleration provisions if certain Permitted Guaranteed Facilities are not refinanced prior to scheduled maturity.

Principal Debt Repayments

At March 31, 2022, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2022(2)	2023	2024	2025	2026	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,567,500	$122,500	$30,000	$137,785	$327,977	$939,350	$1,009,888
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of March 31, 2022 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In April 2022, the Company made a voluntary early principal repayment of an additional $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. Accordingly, $100.0 million of the total $900.0 million of borrowings under the Facility have been classified within Current maturities of long-term debt on our consolidated balance sheet as of March 31, 2022.
(2)Represents payments for the period April 1, 2022 through December 31, 2022.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Interest expense	$43,162	$31,435
Amortization—deferred financing costs	2,670	2,571
Loss on extinguishment of debt	192	—
Capitalized interest	(16,139)	(8,641)
Deferred interest	(1,450)	(194)
Interest income	(1,540)	(1,825)
Other, net	6,244	1,182
Interest and other financing costs, net	$33,139	$24,528

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2022. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2022:
Apr — Dec	Three-way collars	Dated Brent	3,375	$0.64	$43.33	$56.67	$76.91
Apr — Dec	Three-way collars	NYMEX WTI	750	1.45	50.00	65.00	85.00
Apr — Dec	Two-way collars	Dated Brent	5,000	1.15	—	63.25	84.00
Apr — Dec	Sold calls(1)	Dated Brent	1,186	—	—	—	60.00
2023:
Jan — Dec	Three-way collars	Dated Brent	2,000	0.92	47.50	65.00	95.25
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions

The following tables disclose the Company’s derivative instruments as of March 31, 2022 and December 31, 2021, and gain/(loss) from derivatives during the three months ended March 31, 2022 and 2021, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2022	December 31, 2021
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$5,689
Provisional oil sales	Receivables: Oil Sales	—	(853)
Commodity	Derivatives assets—long-term	—	1,026
Derivative liabilities:
Commodity	Derivatives liabilities—current	(248,021)	(65,879)
Commodity	Derivatives liabilities—long-term	(16,050)	(6,298)
Total derivatives not designated as hedging instruments		$(264,071)	$(66,315)

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2022	2021
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(8,634)	$(3,697)
Commodity	Derivatives, net	(282,172)	(102,461)
Total derivatives not designated as hedging instruments		$(290,806)	$(106,158)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2022 and December 31, 2021, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2022
Assets:
Commodity derivatives	$—	$—	$—	$—
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(264,071)	—	(264,071)
Total	$—	$(264,071)	$—	$(264,071)
December 31, 2021
Assets:
Commodity derivatives	$—	$6,715	$—	$6,715
Provisional oil sales	—	(853)	—	(853)
Liabilities:
Commodity derivatives	—	(72,177)	—	(72,177)
Total	$—	$(66,315)	$—	$(66,315)

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

Commodity Derivatives

Our commodity derivatives represent crude oil collars, put options and call options for notional barrels of oil at fixed Dated Brent or NYMEX WTI oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for the respective index, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for the respective index. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 8 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to provisional oil sales derivatives is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for the respective index over the term of the pricing period designated in the sales contract and the spot price on the lifting date.

Debt

The following table presents the carrying values and fair values at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$644,846	$638,248	$644,572	$632,587
7.750% Senior Notes	395,316	394,004	395,131	386,428
7.500% Senior Notes	445,055	432,666	444,892	424,688
GoM Term Loan	167,500	167,500	175,000	175,000
Facility	900,000	900,000	1,000,000	1,000,000
Total	$2,552,717	$2,532,418	$2,659,595	$2,618,703

The carrying values of our 7.125% Senior Notes, 7.750% Senior Notes and 7.500% Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes, 7.750% Senior Notes and 7.500% Senior Notes are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying values of the GoM Term Loan and Facility approximate fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

During the three months ended March 31, 2022 and 2021, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience declines in oil pricing expectations in the future, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.4 million and $8.3 million during the three months ended March 31, 2022 and 2021, respectively. The total tax benefit was $1.4 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $1.2 million and $4.8 million during the three months ended March 31, 2022 and 2021, respectively. The fair value of awards vested was $17.4 million and $6.6 million during the three months ended March 31, 2022 and 2021, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of March 31, 2022:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2021	4,696	$3.88	11,233	$5.28
Granted(1)	2,568	4.42	3,324	6.89
Forfeited(1)	(102)	3.94	(381)	5.92
Vested	(1,920)	4.46	(2,091)	5.98
Outstanding at March 31, 2022	5,242	3.93	12,085	5.58
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

As of March 31, 2022, total equity-based compensation to be recognized on unvested restricted stock units is $44.3 million over a weighted average period of 2.06 years. At March 31, 2022, the Company had approximately 6.2 million shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $9.52 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 104.8%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 2.5%.

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

During the three months ended March 31, 2022, our deferred tax liability decreased by approximately $130.4 million. Approximately $44.6 million of the decrease is the result of concluding the Tullow pre-emption transaction. See Note 3 - Acquisitions and Divestitures. The remaining $85.8 million decrease in our deferred tax liability is the result of originating deferred tax assets, primarily related to mark to market losses on commodity derivative contracts, and the recognition of other net deferred tax liabilities, primarily related to book depreciation and depletion expense in excess of amount reported for income tax purposes.

Income (loss) before income taxes is composed of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
United States	$9,283	$(21,842)
Foreign	3,570	(85,631)
Income (loss) before income taxes	$12,853	$(107,473)

For the three months ended, March 31, 2022 and 2021, our effective tax rate was 89% and 16%, respectively. For the three months ended March 31, 2022 and 2021, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations,
•Jurisdictions that have a 0% statutory rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and
•Other non-deductible expenses primarily in the U.S.

12. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$1,400	$(90,768)
Denominator:
Weighted average number of shares outstanding:
Basic	454,102	407,365
Restricted stock units(1)	15,062	—
Diluted	469,164	407,365
Net income (loss) per share:
Basic	$0.00	$(0.22)
Diluted	$0.00	$(0.22)
__________________________________
(1)We excluded outstanding restricted stock units of 0.5 million and 13.1 million for the three months ended March 31, 2022 and 2021, respectively, from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

Performance Obligations

As of March 31, 2022 and December 31, 2021, the Company had performance bonds totaling $195.5 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $3.5 million and $3.5 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accrued liabilities:
Exploration, development and production	$95,147	$61,881
Revenue payable	32,732	31,986
Current asset retirement obligations	3,254	3,222
General and administrative expenses	8,989	27,980
Interest	17,859	31,117
Income taxes	115,937	69,392
Taxes other than income	1,277	2,854
Derivatives	49,000	19,302
Other	6,297	2,936
	$330,492	$250,670

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the three months ended March 31, 2022:

March 31, 2022
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$325,459
Liabilities incurred during period	2,583
Liabilities settled during period	(10,200)
Revisions in estimated retirement obligations	388
Accretion expense	6,443
Ending asset retirement obligations	$324,673

During the three months ended March 31, 2022 our asset retirement obligations were reduced by approximately $10.0 million as a result of concluding the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Loss on disposal of inventory	$217	$367
Loss on asset retirement obligations liability settlements	382	29
Restructuring charges	5	819
Other, net	1,822	2,253
Other expenses, net	$2,426	$3,468

The restructuring charges are for employee severance and related benefit costs incurred as part of a corporate reorganization.

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2022, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2022
Revenues and other income:
Oil and gas revenue	$409,480	$107,738	$—	$141,797	$—	$—	$659,015
Other income, net	—	—	—	544	315,113	(315,605)	52
Total revenues and other income	409,480	107,738	—	142,341	315,113	(315,605)	659,067
Costs and expenses:
Oil and gas production	75,343	22,625	—	26,735	—	—	124,703
Facilities insurance modifications, net	7,136	—	—	—	—	—	7,136
Exploration expenses	71	1,610	3,114	6,576	505	—	11,876
General and administrative	3,969	1,602	1,996	4,944	46,715	(33,433)	25,793
Depletion, depreciation and amortization	101,409	17,939	53	39,194	374	—	158,969
Interest and other financing costs, net(1)	15,026	(481)	(12,839)	2,725	28,708	—	33,139
Derivatives, net	—	—	—	—	282,172	—	282,172
Other expenses, net	250,562	19,123	586	13,378	949	(282,172)	2,426
Total costs and expenses	453,516	62,418	(7,090)	93,552	359,423	(315,605)	646,214
Income (loss) before income taxes	(44,036)	45,320	7,090	48,789	(44,310)	—	12,853
Income tax expense (benefit)	(15,019)	23,330	—	3,102	40	—	11,453
Net income (loss)	$(29,017)	$21,990	$7,090	$45,687	$(44,350)	$—	$1,400

Consolidated capital expenditures	$(64,185)	$10,222	$10,801	$24,303	$1,179	$—	$(17,680)

As of March 31, 2022
Property and equipment, net	$1,665,220	$454,524	$1,009,447	$883,698	$17,927	$—	$4,030,816
Total assets	$3,046,270	$1,077,040	$1,417,676	$3,407,899	$17,567,805	$(21,495,329)	$5,021,361
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)Includes activity related to the interest pre-empted by Tullow prior to the March 17, 2022 closing date of the Tullow pre-emption transaction. Additionally, cash consideration of $118.2 million is included as reduction in Consolidated capital expenditures.

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2021
Revenues and other income:
Oil and gas revenue	$54,053	$28,032	$—	$94,389	$—	$—	$176,474
Gain on sale of assets	—	—	—	—	26	—	26
Other income, net	—	—	—	329	137,499	(137,758)	70
Total revenues and other income	54,053	28,032	—	94,718	137,525	(137,758)	176,570
Costs and expenses:
Oil and gas production	12,386	11,629	—	21,737	—	—	45,752
Facilities insurance modifications, net	671	—	—	—	—	—	671
Exploration expenses	32	1,893	2,174	1,148	2,934	—	8,181
General and administrative	2,587	1,051	1,973	5,239	45,105	(33,514)	22,441
Depletion, depreciation and amortization	23,635	9,191	15	43,251	449	—	76,541
Interest and other financing costs, net(1)	11,916	(369)	(9,816)	4,566	20,015	(1,784)	24,528
Derivatives, net	—	—	—	—	102,461	—	102,461
Other expenses, net	71,121	17,069	784	14,489	2,466	(102,461)	3,468
Total costs and expenses	122,348	40,464	(4,870)	90,430	173,430	(137,759)	284,043
Income (loss) before income taxes	(68,295)	(12,432)	4,870	4,288	(35,905)	1	(107,473)
Income tax expense (benefit)	(23,868)	2,634	—	—	4,529	—	(16,705)
Net income (loss)	$(44,427)	$(15,066)	$4,870	$4,288	$(40,434)	$1	$(90,768)

Consolidated capital expenditures	$4,624	$11,424	$72,752	$24,267	$3,482	$—	$116,549

As of March 31, 2021
Property and equipment, net	$1,275,156	$429,494	$659,659	$983,208	$21,931	$—	$3,369,448
Total assets	$1,351,071	$726,427	$981,710	$3,246,891	$13,825,435	$(16,172,448)	$3,959,086
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$108,834	$128,802
Adjustments:
Changes in capital accruals	1,689	(10,409)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	9,475	6,712
Capitalized interest	(16,139)	(8,641)
Proceeds on sale of assets	(118,222)	—
Other	(3,317)	85
Total consolidated capital expenditures	$(17,680)	$116,549
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2021, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Globally, the impacts of COVID-19, Russia’s invasion of Ukraine, and other varying macroeconomic conditions has impacted demand for oil, which also resulted in significant variability in oil prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on oil prices.

Recent Developments

Corporate

Following the closing of the acquisition of Anadarko WCTP Company (“Anadarko WCTP”) in the fourth quarter of 2021, Kosmos’ interest in the Jubilee Unit Area and the TEN fields offshore Ghana were 42.1% and 28.1%, respectively. Under the DT Block Joint Operating Agreement, certain joint venture partners have pre-emption rights in the Jubilee Unit Area and the TEN fields. In November 2021, we received notice from Tullow Oil plc (“Tullow”) and PetroSA that they intend to exercise their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. After execution of definitive transaction documentation and receipt of governmental approvals, Kosmos concluded the pre-emption transaction with Tullow in March 2022. Following the completion of the pre-emption by Tullow, Kosmos’ interest in the Jubilee Unit Area decreased from 42.1% to 38.6% and Kosmos’ interest in the TEN fields decreased from 28.1% to 20.4%. Tullow paid Kosmos $118.2 million in cash consideration after post closing adjustments for the pre-emption. During the first quarter of 2022, our oil and gas properties, net balance was reduced by $175.5 million which includes the cash proceeds and net liabilities transferred to the purchaser as a result of concluding the Tullow pre-emption transaction. The difference in the net book value of the proved property, net liabilities transferred and adjusted purchase price was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized. The net 2022 production impact of the Tullow pre-emption exercise for Kosmos is a reduction of approximately 4,000 barrels of oil per day, based on the March 17, 2022 closing date, and is expected to result in one less Ghana cargo lifting this year and a reduction in 2022 capital expenditure of approximately $30.0 million.

For PetroSA, the pre-emption process is ongoing and remains subject to execution of definitive agreements and required government approvals. Following completion of the pre-emption for PetroSA, Kosmos' ultimate interests in the Jubilee Unit Area and TEN fields would be reduced to 38.3% and 19.8%, respectively.

In March 2022, we refinanced the Corporate Revolver by replacing it with a new revolving credit facility agreement. The new revolving credit facility decreases the borrowing capacity from $400.0 million to $250.0 million and extends the maturity date from May 2022 to the end of 2024. In anticipation of the cessation of the London Interbank Offered Rate (“LIBOR”), as part of the refinancing, interest for the Corporate Revolver is now linked to the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York. The Company expects the reduced borrowing capacity of the Corporate Revolver to offset an increase in the margin, resulting in slightly lower interest expenses going forward.

Under the terms of our 2020 farm-out agreement with Shell, potential contingent consideration is payable by Shell depending on the results of the first four exploration wells Shell drills in the purchased assets, excluding South Africa. Upon approval of the relevant operating committee of an appraisal plan for submission to the relevant governmental authority for any of those first four exploration wells, Shell will be required to pay Kosmos $50.0 million of consideration for each discovery for which an appraisal plan is approved by the relevant operating committee, capped in the aggregate at a maximum of $100.0 million total. There were two oil discoveries announced in Namibia during the first half of 2022. Under the terms of Shell’s Petroleum Agreement with Namibia, if Shell decides to appraise one or both of the discoveries, an appraisal plan is required to be submitted within 150 days from completion of tests on either discovery well.

Ghana

During the first quarter of 2022, Ghana production averaged approximately 116,200 Bopd gross (42,300 Bopd net). Jubilee production averaged approximately 91,200 Bopd gross (36,000 Bopd net) with consistent water injection and gas offtake. TEN production averaged approximately 25,000 Bopd gross (6,300 Bopd net). In the first quarter of 2022, the multi-year development drilling program continued to progress with the successful drilling and completion of one water injector well in the Jubilee Field which came online in the first quarter of 2022. A producer and second water injection well have been drilled in Jubilee, which are now being completed with both wells expected online during the second quarter of 2022. Following Jubilee completion operations, the rig is expected to move to the TEN fields and continue drilling operations. In April 2022, the Jubilee facilities were shut-down to complete a scheduled two week routine maintenance program.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 18,800 Boepd net (~83% oil) for the first quarter of 2022 impacted by unplanned facility downtime.

In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well located in Mississippi Canyon (29.1% working interest). The side-tracked well is expected to be online in the third quarter of 2022, with insurance proceeds expected to cover the costs incurred to return the Kodiak #3 well to production.

In January 2021, we announced the Winterfell exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2022, the Winterfell-2 appraisal well in Green Canyon Block 943 was drilled to evaluate the adjacent fault block to the northwest of the original Winterfell discovery and was designed to test two horizons that were oil bearing in the Winterfell-1 well, with an exploration tail into a deeper horizon. The well discovered approximately 40 meters (120 feet) of net oil pay in the first and second horizons with better oil saturation and porosity than pre-drill expectations. The exploration tail discovered an additional oil-bearing horizon in a deeper reservoir which is also prospective in the blocks immediately to the north. We are currently in discussions with partners to define the development plan. In March 2022, Kosmos completed the acquisition of an additional 5.5% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988 and an additional 1.5% interest in Green Canyon blocks 899 and 900 for $9.6 million.

In May 2022, Kosmos exercised our preferential right to purchase an additional 5.9% interest in Kodiak from Marubeni for approximately $21.0 million with an additional deferred payment of $7.0 million.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 34,900 Bopd gross (11,500 Bopd net) in the first quarter of 2022. In May 2022, Kosmos and its Joint Venture partners agreed with the Ministry of Mines and Hydrocarbons of Equatorial Guinea to extend the Block G petroleum contract term which will harmonize the expiration of the Ceiba and Okume field production licenses (presently expiring in 2029 and 2034 respectively) to 2040. The license extension will support the next phase of investment in the license. As part of the extension, Kosmos has agreed to pay a signature bonus, included in our 2022 capital plan, as well as to undertake an agreed work program.

Mauritania and Senegal

The partnership is currently in discussions with the government of Mauritania to extend the exploration phase of Block C8 which is currently set to expire in June 2022. The BirAllah and Orca discoveries are located in Block C8.

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continues to make steady progress in 2022 with first gas for the project expected in the third quarter of 2023. The following milestones were achieved as of the end of the first quarter of 2022 and post quarter-end:

•FLNG: commenced pipe rack outfitting and equipment installation and testing

•FPSO: mooring piles have been pre-installed offshore and work on the FPSO in the shipyard continues with mechanical completion activities and inspection tests

•Hub Terminal: construction continues on schedule with the 21st and final caisson shipped offshore in early March 2022 and 3 caissons left to be installed

•Subsea: the offshore construction campaign is expected to commence in May 2022

•Drilling: commenced with top holes completed on two of the four wells required for first gas

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three months ended March 31, 2022 and 2021 are included in the following tables:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	6,348	3,068
Gas (MMcf)	1,004	1,325
Total (MBoe)	6,515	3,289
Total (Boepd)	72,393	36,543

Revenues:
Oil sales	$654,079	$171,934
Gas sales	4,936	4,540
Total revenues	$659,015	$176,474

Average oil sales price per Bbl	$103.04	$56.04
Average gas sales price per Mcf	4.92	3.43
Average total sales price per Boe	101.15	53.66

Costs:
Oil and gas production, excluding workovers	$121,223	$42,492
Oil and gas production, workovers	3,480	3,260
Total oil and gas production costs	$124,703	$45,752

Depletion, depreciation and amortization	$158,969	$76,541

Average cost per Boe:
Oil and gas production, excluding workovers	$18.61	$12.92
Oil and gas production, workovers	0.53	0.99
Total oil and gas production costs	19.14	13.91

Depletion, depreciation and amortization	24.40	23.27
Total	$43.54	$37.18

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2022:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	8	3.09
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	—	—	—	—	1	0.43
U.S. Gulf of Mexico
Winterfell	—	—	—	—	2	0.44	—	—
Kodiak 727 #3	—	—	1	0.29	—	—	—	—
Mauritania / Senegal
Mauritania C8	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	3	0.80	1	0.27
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	2	0.68	11	3.10	15	4.81

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$659,015	$176,474	$482,541
Gain on sale of assets	—	26	(26)
Other income, net	52	70	(18)
Total revenues and other income	659,067	176,570	482,497
Costs and expenses:
Oil and gas production	124,703	45,752	78,951
Facilities insurance modifications, net	7,136	671	6,465
Exploration expenses	11,876	8,181	3,695
General and administrative	25,793	22,441	3,352
Depletion, depreciation and amortization	158,969	76,541	82,428
Interest and other financing costs, net	33,139	24,528	8,611
Derivatives, net	282,172	102,461	179,711
Other expenses, net	2,426	3,468	(1,042)
Total costs and expenses	646,214	284,043	362,171
Income (loss) before income taxes	12,853	(107,473)	120,326
Income tax expense (benefit)	11,453	(16,705)	28,158
Net income (loss)	$1,400	$(90,768)	$92,168

Oil and gas revenue.  Oil and gas revenue increased by $482.5 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily as a result of higher average realized oil prices and increased sales volumes related to the timing of liftings in Ghana and Equatorial Guinea and our acquisition of additional interests in Ghana during the fourth quarter of 2021. We sold 6,515 MBoe at an average realized price per barrel equivalent of $101.15 during the three months ended March 31, 2022 and 3,289 MBoe at an average realized price per barrel equivalent of $53.66 during the three months ended March 31, 2021.

Oil and gas production.  Oil and gas production costs increased by $79.0 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily as a result of higher overall sales volumes across our portfolio and field production mix in our international business units.

Exploration expenses.  Exploration expenses increased by $3.7 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily as result of higher geological, geophysical, and seismic costs in the U.S. Gulf of Mexico and Mauritania and Senegal business units.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $82.4 million during the three months ended March 31, 2022, as compared with the three months ended March 31, 2021 primarily as a result of higher overall sales volumes during the quarter.

Interest and other financing costs, net. Interest and other financing costs, net increased $8.6 million during the three months ended March 31, 2022, as compared with the three months ended March 31, 2021 primarily as a result of increased interest expense on the 7.750% Senior Notes and the 7.500% Senior Notes issued during 2021 partially offset by increased capitalized interest related to the Greater Tortue Ahmeyim project.

Derivatives, net.  During the three months ended March 31, 2022 and 2021, we recorded a loss of $282.2 million and a loss of $102.5 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended March 31, 2022 and 2021, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

Current oil prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program, partner carries and our current liquidity position support our remaining capital program for 2022.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$329,628	$(46,626)
Net proceeds from issuance of senior notes	—	444,375
Borrowings under long-term debt	—	100,000
Proceeds on sale of assets	118,222	631
	447,850	498,380
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	108,834	128,802
Notes receivable from partners	—	22,416
Payments on long-term debt	107,500	350,000
Purchase of treasury stock	2,753	1,018
Dividends	642	430
Deferred financing costs	5,738	1,034
	225,467	503,700
Increase (decrease) in cash, cash equivalents and restricted cash	$222,383	$(5,320)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities for the three months ended March 31, 2022 was $329.6 million compared with net cash used in operating activities for the three months ended March 31, 2021 of $46.6 million. The increase in cash provided by operating activities in the three months ended March 31, 2022 when compared to the same period in 2021 is primarily a result of increased sales volumes and higher oil prices.

The following table presents our net debt and liquidity as of March 31, 2022:

March 31, 2022
(In thousands)
Cash and cash equivalents	$337,834
Restricted cash	59,445
7.125% Senior Notes	650,000
7.750% Senior Notes	400,000
7.500% Senior Notes	450,000
Borrowings under the Facility	900,000
Borrowings under the GoM Term Loan	167,500
Net debt	$2,170,221

Availability under the Facility(1)	$335,155
Availability under the Corporate Revolver	$250,000
Available borrowings plus cash and cash equivalents	$922,989
(1)In April 2022, the commitments under the Facility were increased to $1.25 billion and the availability under the Facility to $350.0 million.

Capital Expenditures and Investments

We expect to incur capital costs as we:

•    drill additional infill wells and execute exploitation and production activities in Ghana, Equatorial Guinea and the U.S. Gulf of Mexico;

•    execute infrastructure-led exploration and appraisal efforts in the U.S. Gulf of Mexico and Equatorial Guinea; and

•    execute appraisal and development activities in Mauritania and Senegal.

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

2022 Capital Program
We estimate we will spend around $670 million of capital for the year ending December 31, 2022, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $225-$275 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend
•Approximately $100-$140 million related to growth activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, primarily pre-investment for infrastructure required to support production growth in 2023 and beyond

•Approximately $250 million related to development of Phase 1 of GTA, net of the FPSO transaction benefit

•Approximately $50 million related to progressing the appraisal plans of our greater gas resource in Mauritania and Senegal, including Phase 2 of GTA, BirAllah and Yakaar-Teranga.

Through March 31, 2022, we have spent approximately $100.5 million on capital expenditures, excluding the offsetting impact of the proceeds received for the Tullow pre-empt transaction.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities with a borrowing base calculation that includes value related to the Jubilee, TEN, Ceiba and Okume fields, however, the additional interests in Jubilee and TEN acquired in the October 2021 acquisition of Anadarko WCTP are not included in the borrowing base calculation. During the first quarter of 2022, the Company made principal repayments totaling $100.0 million on the Facility. In April 2022, during the Spring 2022 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion. As of March 31, 2022, borrowings under the Facility totaled $900.0 million and the undrawn availability under the facility was $335.2 million. In April 2022, the Company made a voluntary early principal repayment of an additional $100 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. Accordingly, $100 million of the total $900.0 million of borrowings under the Facility have been classified within Current maturities of long-term debt on our consolidate balance sheet as of March 31, 2022.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of March 31, 2022, we had no letters of credit issued under the Facility.

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
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain asset. We were in compliance with the financial covenants contained in the Facility as of March 31, 2022 (the most recent assessment date). The Facility contains customary cross default provisions.
Corporate Revolver

On March 31, 2022, we refinanced the Corporate Revolver by replacing it with a new revolving credit facility agreement resulting in the following changes to the terms:
•The total size of the Corporate Revolver is reduced from $400 million to $250 million.
•The maturity date is extended from May 2022 to December 31, 2024.

•Borrowings under the Corporate Revolver now bear interest at a rate equal to the secured overnight financing rate administered by the Federal Reserve Bank of New York plus a credit adjustment spread plus a 7.0% margin plus mandatory costs, if applicable.
•Addition of a negative pledge covenant over the participating interests held by the Company’s wholly-owned subsidiary, Kosmos Energy Ghana Investments, in the WCTP and DT blocks offshore Ghana.
•As the Corporate Revolver is intended to continue to largely remain undrawn, the Company is required to use the proceeds from any capital markets and loan transactions to first repay any drawn outstanding balance under the Corporate Revolver and the Company is subject to a cash sweep of at least 50% of the Company’s Excess Cash (as defined in the Corporate Revolver) to pay outstanding balances as of March 31 or September 30 in any calendar year.

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. The Company expects the reduced Corporate Revolver size to offset an increase in the margin, resulting in slightly lower interest expenses going forward. As of March 31, 2022, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

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

We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2022 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

Senior Notes

We have three series of senior notes outstanding, which we collectively referred to as the “Senior Notes.” Our 7.125% Senior Notes mature on April 4, 2026, and interest is payable on the 7.125% Senior Notes each April 4 and October 4. Our 7.500% Senior Notes mature on March 1, 2028, and interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 7.750% Senior Notes mature on May 1, 2027, and interest is payable on the 7.750% Senior Notes each May 1 and November 1.

The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equally in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility and the GoM Term Loan). The Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP Acquisition, and on a subordinated, unsecured basis by entities that borrow under, or guarantee, our Facility.

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. As of March 31, 2022, borrowings under the GoM Term Loan totaled $167.5 million. As of March 31, 2022, $30.0 million of the total $167.5 million outstanding under the GoM Term Loan have been classified within Current maturities of long-term debt on our consolidated balance sheet.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2022 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							March 31,
	2022(2)	2023	2024	2025	2026	Thereafter	Total(3)	2022
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$650,000	$—	$650,000	$638,248
7.750% Senior Notes	—	—	—	—	—	400,000	$400,000	$394,004
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	432,666

Variable rate debt:
Weighted average interest rate	5.42%	6.61%	6.87%	6.62%	6.82%	7.03%
Facility(1)	$100,000	$—	$107,785	$242,977	$289,350	$159,888	$900,000	$900,000
GoM Term Loan	22,500	30,000	30,000	85,000	—	—	167,500	167,500

Total principal debt repayments(1)	$122,500	$30,000	$137,785	$327,977	$939,350	$1,009,888	$2,567,500
Interest & commitment fee payments on long-term debt	144,337	183,429	179,550	154,354	109,312	68,982	839,964
Operating leases(4)	2,997	4,065	4,136	4,207	4,278	10,866	30,549
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of March 31, 2022. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In April 2022, the Company made a voluntary early principal repayment of an additional $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. Accordingly, $100.0 million of the total $900.0 million of borrowings under the Facility have been classified within Current maturities of long-term debt on our consolidated balance sheet as of March 31, 2022.
(2)Represents the period April 1, 2022 through December 31, 2022.
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
(4)Primarily relates to corporate and foreign office leases.

We currently have a commitment to drill one exploration well in Mauritania and a $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations, leases and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than items discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2021.

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
•the impact of Russia’s invasion of Ukraine and the effects it has on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and NGL prices and operating and capital expenditures
•our ability to find, acquire or gain access to other discoveries and prospects and to successfully develop and produce from our current discoveries and prospects;
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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2022:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2021	$(66,315)
Changes in contract fair value	(290,806)
Contract maturities	93,050
Fair value of contracts outstanding as of March 31, 2022	$(264,071)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first three months of 2022 ranged between $78.99 and $137.64 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first three months of 2022.

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of collars, put options and call options. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to our commodity derivative instruments would increase. In addition, a reduction in our ability to access credit could reduce our ability to implement derivative contracts on commercially reasonable terms.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2022. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			March 31,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2022(2)
								(In thousands)
2022:
Apr — Dec	Three-way collars	Dated Brent	3,375	$0.64	$43.33	$56.67	$76.91	$(85,675)
Apr — Dec	Three-way collars	NYMEX WTI	750	1.45	50.00	65.00	85.00	(11,149)
Apr — Dec	Two-way collars	Dated Brent	5,000	1.15	—	63.25	84.00	(100,470)
Apr — Dec	Sold calls(1)	Dated Brent	1,186	—	—	—	60.00	(46,964)
2023:
Jan — Dec	Three-way collars	Dated Brent	2,000	0.92	47.50	65.00	95.25	(19,813)
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions
(2)Fair values are based on the average forward oil prices on March 31, 2022.

At March 31, 2022, our open commodity derivative instruments were in a net liability position of $264.1 million. As of March 31, 2022, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $97.3 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $98.3 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of March 31, 2022 total $1.1 billion and have a weighted average interest rate of 4.5%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $0.5 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2021, other than as set forth below.

The following risk factor is being supplemented with the addition of the following language:

Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic, and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.

Countries outside the geographic areas where we operate have also experienced political instability in the past or are currently experiencing instability. This instability may impact us by causing volatility in the global prices for oil and natural gas and could potentially result in challenges in our global supply chain. For example, we note the recent invasion of Ukraine by Russia. Although we have have not experienced any material direct or indirect impacts to our operations as a result of the invasion nor do we have any operations in the region, these events have caused global price volatility for oil and natural gas, and they may cause equipment or services to become more difficult or more expensive to procure as a consequence of, among other things, the imposition of economic sanctions by countries with jurisdiction over us or our service and equipment providers.

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

Kosmos Energy Ltd.
(Registrant)

Date	May 9, 2022	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1
Revolving Credit Facility Agreement, dated March 31, 2022, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Guarantors, ING Bank N.V., as Facility Agent, Crédit Agricole Corporate and Investment Bank, as Security and Intercreditor Agent, and the financial institutions listed therein, as Lenders.

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