Form 10-Q
period 2022-06-30
Kosmos Energy Ltd.
filed 2022-08-08
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2022
Common Shares, $0.01 par value	455,841,255

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

“2D seismic data”	Two‑dimensional seismic data, serving as interpretive data that allows a view of a vertical cross‑section beneath a prospective area.
“3D seismic data”	Three‑dimensional seismic data, serving as geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than 2D seismic data.
“ANP-STP”	Agencia Nacional Do Petroleo De Sao Tome E Principe.
“API”	A specific gravity scale, expressed in degrees, that denotes the relative density of various petroleum liquids. The scale increases inversely with density. Thus, lighter petroleum liquids will have a higher API than heavier ones.
“Asset Coverage Ratio”	The “Asset Coverage Ratio” as defined in the GoM Term Loan means, as of each March 31, June 30, September 30 and December 31 of each Fiscal Year, commencing December 31, 2020, the ratio of (a) Total PDP PV-10 (as defined in the GoM Term Loan) as of such date to (b) outstanding principal amount of Loans (as defined in the GoM Term Loan) as of such date.
“ASC”	Financial Accounting Standards Board Accounting Standards Codification.
“ASU”	Financial Accounting Standards Board Accounting Standards Update.
“Barrel” or “Bbl”	A standard measure of volume for petroleum corresponding to approximately 42 gallons at 60 degrees Fahrenheit.
“BBbl”	Billion barrels of oil.
“BBoe”	Billion barrels of oil equivalent.
“Bcf”	Billion cubic feet.
“Boe”	Barrels of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
“BOEM”	Bureau of Ocean Energy Management.
“Boepd”	Barrels of oil equivalent per day.
“Bopd”	Barrels of oil per day.
“BP”	BP p.l.c. and related subsidiaries.
“Bwpd”	Barrels of water per day.
“Corporate Revolver”	Prior to March 31, 2022, this term refers to the Revolving Credit Facility Agreement dated November 23, 2012 (as amended or as amended and restated from time to time), and on or after March 31, 2022, this term refers to the new Revolving Credit Facility Agreement dated March 31, 2022.
“COVID-19”	Coronavirus disease 2019.
“Debt cover ratio”	The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long‑term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“DST”	Drill stem test.
“Dry hole” or “Unsuccessful well”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
“DT”	Deepwater Tano.

“EBITDAX”	Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.
“ESG”	Environmental, social, and governance.
“ESP”	Electric submersible pump.
“E&P”	Exploration and production.
“Facility”	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).
“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
“FEED”	Front End Engineering Design.
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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.

“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trafigura”	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,327	$131,620
Restricted cash	27	42,971
Receivables:
Joint interest billings, net	38,788	36,908
Oil sales	230,717	134,004
Other	20,952	6,614
Inventories	154,484	165,247
Prepaid expenses and other	21,988	18,899
Derivatives	—	5,689
Total current assets	690,283	541,952
Property and equipment:
Oil and gas properties, net	4,025,752	4,177,323
Other property, net	6,575	6,664
Property and equipment, net	4,032,327	4,183,987
Other assets:
Restricted cash	305	305
Long-term receivables	180,180	191,150
Deferred financing costs, net of accumulated amortization of $12,103 and $19,912 at June 30, 2022 and December 31, 2021, respectively	5,800	1,090
Derivatives	1,988	1,026
Other	20,307	21,141
Total assets	$4,931,190	$4,940,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$286,730	$184,403
Accrued liabilities	352,055	250,670
Current maturities of long-term debt	30,000	30,000
Derivatives	197,172	65,879
Total current liabilities	865,957	530,952
Long-term liabilities:
Long-term debt, net	2,280,625	2,590,495
Derivatives	14,758	6,298
Asset retirement obligations	270,176	322,237
Deferred tax liabilities	582,973	711,038
Other long-term liabilities	254,335	250,394
Total long-term liabilities	3,402,867	3,880,462
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 500,016,474 and 496,152,331 issued at June 30, 2022 and December 31, 2021, respectively	5,000	4,962
Additional paid-in capital	2,488,192	2,473,674
Accumulated deficit	(1,593,819)	(1,712,392)
Treasury stock, at cost, 44,263,269 shares at June 30, 2022 and December 31, 2021, respectively	(237,007)	(237,007)
Total stockholders’ equity	662,366	529,237
Total liabilities and stockholders’ equity	$4,931,190	$4,940,651
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues and other income:
Oil and gas revenue	$620,368	$384,045	$1,279,383	$560,519
Gain on sale of assets	471	—	471	26
Other income, net	43	74	95	144
Total revenues and other income	620,882	384,119	1,279,949	560,689
Costs and expenses:
Oil and gas production	90,189	115,803	214,892	161,555
Facilities insurance modifications, net	(384)	1,270	6,752	1,941
Exploration expenses	89,565	9,289	101,441	17,470
General and administrative	24,624	21,728	50,417	44,169
Depletion, depreciation and amortization	121,679	151,161	280,648	227,702
Interest and other financing costs, net	29,382	39,326	62,521	63,854
Derivatives, net	75,204	111,921	357,376	214,382
Other expenses, net	(3,528)	(2,659)	(1,102)	809
Total costs and expenses	426,731	447,839	1,072,945	731,882
Income (loss) before income taxes	194,151	(63,720)	207,004	(171,193)
Income tax expense (benefit)	76,978	(6,533)	88,431	(23,238)
Net income (loss)	$117,173	$(57,187)	$118,573	$(147,955)

Net income (loss) per share:
Basic	$0.26	$(0.14)	$0.26	$(0.36)
Diluted	$0.25	$(0.14)	$0.25	$(0.36)

Weighted average number of shares used to compute net income (loss) per share:
Basic	455,512	408,131	454,811	409,828
Diluted	475,645	408,131	473,471	409,828

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2022:
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	12	—	—	12
Equity-based compensation	—	—	8,425	—	—	8,425
Restricted stock units	3,377	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	1,400	—	1,400
Balance as of March 31, 2022	499,529	4,995	2,479,325	(1,710,992)	(237,007)	536,321
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	8,886	—	—	8,886
Restricted stock units	487	5	(5)	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	—	—
Net income	—	—	—	117,173	—	117,173
Balance as of June 30, 2022	500,016	$5,000	$2,488,192	$(1,593,819)	$(237,007)	$662,366

2021:
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Dividends	—	—	90	—	—	90
Equity-based compensation	—	—	8,327	—	—	8,327
Restricted stock units	2,408	24	(24)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,018)	—	—	(1,018)
Net loss	—	—	—	(90,768)	—	(90,768)
Balance as of March 31, 2021	452,126	$4,521	$2,314,595	$(1,725,324)	$(237,007)	$356,785
Dividends	—	—	29	—	—	29
Equity-based compensation	—	—	7,634	—	—	7,634
Restricted stock awards and units	540	6	(6)	—	—	—
Tax withholdings on restricted stock units			(19)			(19)
Net loss	—	—	—	(57,187)	—	(57,187)
Balance as of June 30, 2021	452,666	$4,527	$2,322,233	$(1,782,511)	$(237,007)	$307,242

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$118,573	$(147,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	285,909	232,893
Deferred income taxes	(83,432)	(69,485)
Unsuccessful well costs and leasehold impairments	73,662	4,865
Change in fair value of derivatives	367,374	223,159
Cash settlements on derivatives, net (including $(212.9) million and $(87.4) million on commodity hedges during 2022 and 2021)	(223,618)	(96,615)
Equity-based compensation	17,129	15,889
Gain on sale of assets	(471)	(26)
Loss on extinguishment of debt	192	15,223
Other	(3,742)	(666)
Changes in assets and liabilities:
Increase in receivables	(103,589)	(13,365)
Increase in inventories	(9,398)	(6,552)
(Increase) decrease in prepaid expenses and other	(4,261)	1,467
Increase in accounts payable	78,179	51,158
Increase in accrued liabilities	95,679	32,265
Net cash provided by operating activities	608,186	242,255
Investing activities
Oil and gas assets	(320,787)	(290,539)
Acquisition of oil and gas properties	(21,205)	—
Proceeds on sale of assets	118,693	1,932
Notes receivable from partners	(11,428)	(36,181)
Net cash used in investing activities	(234,727)	(324,788)
Financing activities
Borrowings under long-term debt	—	100,000
Payments on long-term debt	(315,000)	(400,000)
Net proceeds from issuance of senior notes	—	444,375
Tax withholdings on restricted stock units	(2,753)	(1,037)
Dividends	(655)	(444)
Deferred financing costs	(6,288)	(17,062)
Net cash provided by (used in) financing activities	(324,696)	125,832
Net increase in cash, cash equivalents and restricted cash	48,763	43,299
Cash, cash equivalents and restricted cash at beginning of period	174,896	149,764
Cash, cash equivalents and restricted cash at end of period	$223,659	$193,063

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$46,262	$44,540
Income taxes, net of refund received	$137,099	$22,056

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

Cash, Cash Equivalents and Restricted Cash

	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$223,327	$131,620
Restricted cash - current	27	42,971
Restricted cash - long-term	305	305
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$223,659	$174,896

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the

Facility, whichever is greater. As of March 31, 2022 our net leverage ratio was below 2.50x, therefore in May 2022, we released $59.1 million from restricted cash upon submission of the net leverage test as of March 31, 2022. As of June 30, 2022 our net leverage ratio remained below 2.50x.

Inventories

Inventories consisted of $143.3 million and $149.5 million of materials and supplies and $11.2 million and $15.7 million of hydrocarbons as of June 30, 2022 and December 31, 2021, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$113,608	$84,699	$222,353	$111,131
Revenues from contract with customer - Ghana	325,078	196,536	742,185	255,886
Revenues from contract with customers - U.S. Gulf of Mexico	183,046	107,890	324,843	202,279
Provisional oil sales contracts	(1,364)	(5,080)	(9,998)	(8,777)
Oil and gas revenue	$620,368	$384,045	$1,279,383	$560,519

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of operations. The continued economic disruption and volatility in the global and industry-wide markets resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, a potential global recession, and other varying macroeconomic conditions could materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.

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

In June 2022, Kosmos completed the acquisition of an additional 5.9% interest in the Kodiak oil field from Marubeni by exercising our preferential right to purchase, which increased our working interest from 29.1% to 35.0%. As consideration for the acquisition, Kosmos paid approximately $21.2 million in cash with additional deferred payments of $7.8 million for a total purchase price of approximately $29.0 million The purchase price was based on an initial purchase price of $38.3 million reduced by certain purchase adjustments totaling approximately $9.3 million. The purchase price allocation was based on the estimated fair value of identifiable assets acquired and liabilities assumed primarily comprised of $27.1 million of oil and gas properties, net.

In May 2022, Kosmos and its joint venture partners agreed with the Ministry of Mines and Hydrocarbons of Equatorial Guinea to extend the Block G petroleum contract term harmonizing the expiration of the Ceiba Field and Okume Complex production licenses (from 2029 and 2034 respectively) to 2040. As part of the extension, during the second quarter of 2022, Kosmos paid a signature bonus and agreed to undertake a work program including the drilling of three development wells on Block G in either the Ceiba Field or Okume Complex and the drilling of one exploration well in Block S offshore Equatorial Guinea.

In June 2022, at the conclusion of the second exploration period, Block C12 offshore Mauritania was relinquished.

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

In Ghana, the foreign contractor group funded GNPC’s 5% share of the TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of June 30, 2022 and December 31, 2021, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $7.9 million and $7.9 million, respectively, and the long-term portions were $19.3 million and $20.9 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently targeted in the third quarter of 2023. Kosmos’ share for the two agreements combined is currently estimated at approximately $240.0 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of June 30, 2022 and December 31, 2021, the balance due from the national oil companies was $160.9 million and $145.2 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets. Interest income on the long-term notes receivable was $2.3 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $4.3 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively.

Other Long-term Receivables

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies in China) to an affiliate of BP (“BP Buyer”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the Greater Tortue FPSO to BP Buyer will occur after construction is complete and the Greater Tortue FPSO has been commissioned, with the lease to BP Operator becoming effective on the same date, currently targeted to be in the third quarter of 2023.

As a result of the above transactions entered into by BP Operator, Kosmos recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Tortue FPSO. As of June 30, 2022, this Long-term receivable has been non-cash settled against obligations payable to BP Operator, which included $132.4 million and $67.8 million of non-cash capital expenditures during the fourth quarter of 2021 and the first quarter of 2022, respectively. These non-cash impacts are excluded from the statement of cash flows.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Oil and gas properties:
Proved properties	$6,872,341	$6,725,453
Unproved properties	405,711	451,454
Total oil and gas properties	7,278,052	7,176,907
Accumulated depletion	(3,252,300)	(2,999,584)
Oil and gas properties, net	4,025,752	4,177,323

Other property	60,359	58,598
Accumulated depreciation	(53,784)	(51,934)
Other property, net	6,575	6,664

Property and equipment, net	$4,032,327	$4,183,987

We recorded depletion expense of $114.7 million and $145.1 million for the three months ended June 30, 2022 and 2021, respectively, and $266.4 million and $215.8 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 our oil and gas properties, net balance was reduced by $175.5 million as a result of concluding the Tullow pre-emption transaction in March 2022, $64.2 million as a result of the write-off of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the C8 license to exploration expense, offset by additions of $36.9 million related to the acquisition of an additional working interest in the Kodiak oil field and the extension of the Block G licenses in Equatorial Guinea in the second quarter of 2022. See Note 3 — Acquisitions and Divestitures and Note 6 — Suspended Well Costs.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the six months ended June 30, 2022.

June 30, 2022
(In thousands)
Beginning balance	$218,180
Additions to capitalized exploratory well costs pending the determination of proved reserves	16,849
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(63,176)
Ending balance	$171,853

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2022	December 31, 2021
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$20,903
Exploratory well costs capitalized for a period of one to three years	62,406	30,389
Exploratory well costs capitalized for a period of four to six years	109,447	166,888
Ending balance	$171,853	$218,180
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of June 30, 2022, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal, the Asam discovery in Block S offshore Equatorial Guinea, and the Winterfell discovery in Green Canyon Block 944 in the U.S. Gulf of Mexico.

BirAllah and Orca Discoveries — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. During the fourth quarter of 2019, we completed the nearby Orca-1 exploration well which encountered hydrocarbon pay. The BirAllah and Orca discoveries are being analyzed as a joint development. During the second quarter of 2022, the partnership continued progressing appraisal studies, maturing concept design. In June 2022, the exploration period of Block C8 offshore Mauritania expired. As a result, during the second quarter of 2022 we wrote off all of the capitalized costs, or $64.2 million, related to the BirAllah and Orca discoveries incurred under the C8 license to exploration expense. The partnership and the government of Mauritania are currently in the process of finalizing a new Production Sharing Contract (“PSC”) covering these discoveries.

Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During the second quarter of 2022, we continued progressing appraisal studies and maturing concept design. Following additional evaluation, a decision regarding commerciality is expected to be made.

Asam Discovery — In October 2019, we completed the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. In July 2020, an appraisal plan was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and work is currently ongoing to integrate all available data into models to establish the scale of the discovered resource. The active phase of the Block S exploration license is currently set to expire in December 2022. During the second quarter of 2022, engineering continued to progress concepts around required subsea infrastructure necessary for a subsea tieback. Once the appraisal plan involving this work is complete, a decision regarding commerciality will be made.

Winterfell Discovery — In January 2021, we drilled the Winterfell-1 exploration well located in Green Canyon Block 944 in the U.S. Gulf of Mexico, which encountered hydrocarbon pay. In January 2022, we drilled the Winterfell-2 appraisal well which encountered hydrocarbon pay. The field development plan has been submitted to partners for approval.

7. Debt

	June 30, 2022	December 31, 2021
	(In thousands)
Outstanding debt principal balances:
Facility	$700,000	$1,000,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	160,000	175,000
Total	2,360,000	2,675,000
Unamortized deferred financing costs and discounts	(49,375)	(54,505)
Total debt, net	2,310,625	2,620,495
Less: Current maturities of long-term debt	(30,000)	(30,000)
Long-term debt, net	$2,280,625	$2,590,495
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of June 30, 2022, borrowings under the Facility totaled $700.0 million and the undrawn availability under the facility was $550.0 million. During the six months ended June 30, 2022, the Company made principal repayments totaling $300.0 million on the Facility including $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. Final maturity of the Facility is in March 2027. As part of the last amendment to the Facility in May 2021, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021. In April 2022, during the Spring 2022 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana (excluding the additional interests in Jubilee and TEN acquired in the acquisition of Anadarko WCTP in October 2021) and Equatorial Guinea.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of March 31, 2022 our net leverage ratio was below 2.50x, and therefore, we released $59.1 million from restricted cash in May 2022 upon submission of the net leverage test as of March 31, 2022. As of June 30, 2022 our net leverage ratio remained below 2.50x.

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

The Company capitalized $6.1 million of deferred financing costs associated with entering into the new revolving credit facility, which will be amortized over the term of the new revolving credit facility. As of June 30, 2022, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.

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
GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6% per annum and matures in 2025, with quarterly principal repayments having started since the fourth quarter of 2021. As of June 30, 2022, $30.0 million of the total $160.0 million outstanding under the GoM Term Loan have been classified within Current maturities of long-term debt on our consolidated balance sheet. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of March 31, 2022 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions as well as maturity acceleration provisions if certain Permitted Guaranteed Facilities are not refinanced prior to scheduled maturity.

Principal Debt Repayments

At June 30, 2022, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2022(2)	2023	2024	2025	2026	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,360,000	$15,000	$30,000	$30,000	$254,011	$1,002,418	$1,028,571
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of June 30, 2022 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period July 1, 2022 through December 31, 2022.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Interest expense	$43,016	$35,740	$86,178	$67,175
Amortization—deferred financing costs	2,591	2,620	5,261	5,191
Loss on extinguishment of debt	—	15,223	192	15,223
Capitalized interest	(19,187)	(11,063)	(35,326)	(19,704)
Deferred interest	10	70	(1,440)	(124)
Interest income	(3,344)	(4,247)	(4,884)	(6,072)
Other, net	6,296	983	12,540	2,165
Interest and other financing costs, net	$29,382	$39,326	$62,521	$63,854

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2022. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2022:
Jul — Dec	Three-way collars	Dated Brent	2,250	$0.64	$43.33	$56.67	$76.91
Jul — Dec	Three-way collars	NYMEX WTI	500	1.45	50.00	65.00	85.00
Jul — Dec	Two-way collars	Dated Brent	3,000	1.22	—	62.50	83.33
Jul — Dec	Sold calls(1)	Dated Brent	790	—	—	—	60.00
2023:
Jan — Dec	Three-way collars	Dated Brent	2,000	0.92	47.50	65.00	95.25
Jan — Dec	Two-way collars	Dated Brent	2,000	2.50	—	75.00	125.00
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions

The following tables disclose the Company’s derivative instruments as of June 30, 2022 and December 31, 2021, and gain/(loss) from derivatives during the three and six months ended June 30, 2022 and 2021, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2022	December 31, 2021
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$5,689
Provisional oil sales	Receivables: Oil Sales	(129)	(853)
Commodity	Derivatives assets—long-term	1,988	1,026
Derivative liabilities:
Commodity	Derivatives liabilities—current	(197,172)	(65,879)
Commodity	Derivatives liabilities—long-term	(14,758)	(6,298)
Total derivatives not designated as hedging instruments		$(210,071)	$(66,315)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2022	2021	2022	2021
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(1,364)	$(5,080)	$(9,998)	$(8,777)
Commodity	Derivatives, net	(75,204)	(111,921)	(357,376)	(214,382)
Total derivatives not designated as hedging instruments		$(76,568)	$(117,001)	$(367,374)	$(223,159)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2022 and December 31, 2021, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2022
Assets:
Commodity derivatives	$—	$1,988	$—	$1,988
Provisional oil sales	—	(129)	—	(129)
Liabilities:
Commodity derivatives	—	(211,930)	—	(211,930)
Total	$—	$(210,071)	$—	$(210,071)
December 31, 2021
Assets:
Commodity derivatives	$—	$6,715	$—	$6,715
Provisional oil sales	—	(853)	—	(853)
Liabilities:
Commodity derivatives	—	(72,177)	—	(72,177)
Total	$—	$(66,315)	$—	$(66,315)

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

Debt

The following table presents the carrying values and fair values at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$645,125	$554,164	$644,572	$632,587
7.750% Senior Notes	395,504	335,176	395,131	386,428
7.500% Senior Notes	445,222	372,938	444,892	424,688
GoM Term Loan	160,000	160,000	175,000	175,000
Facility	700,000	700,000	1,000,000	1,000,000
Total	$2,345,851	$2,122,278	$2,659,595	$2,618,703

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

During the three and six months ended June 30, 2022 and 2021, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience declines in oil pricing expectations in the future, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.7 million and $7.6 million during the three months ended June 30, 2022 and 2021, respectively, and $17.1 million and $15.9 million during the six months ended June 30, 2022 and 2021, respectively. The total tax benefit for the three months ended June 30, 2022 and 2021 was $1.5 million and $1.5 million, respectively, and $2.9 million and $2.9 million during the six months ended June 30, 2022 and 2021, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $(0.5) million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $4.8 million during the six months ended June 30, 2022 and 2021, respectively. The fair value of awards vested during the three months ended June 30, 2022 and 2021 was $4.0 million and $1.8 million, respectively, and $21.3 million and $8.4 million during the six months ended June 30, 2022 and 2021, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock

The following table reflects the outstanding restricted stock units as of June 30, 2022:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2021	4,696	$3.88	11,233	$5.28
Granted(1)	2,767	4.68	3,370	6.97
Forfeited(1)	(130)	3.91	(386)	6.11
Vested	(2,364)	4.18	(2,136)	5.98
Outstanding at June 30, 2022	4,969	4.18	12,081	5.60
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

As of June 30, 2022, total equity-based compensation to be recognized on unvested restricted stock units is $37.2 million over a weighted average period of 1.90 years. At June 30, 2022, the Company had approximately 6.0 million shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $12.33 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 104.8%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 2.5%.

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
During the six months ended June 30, 2022, our deferred tax liability decreased by approximately $128.1 million. Approximately $44.6 million of the decrease is the result of concluding the Tullow pre-emption transaction in March 2022. See Note 3 - Acquisitions and Divestitures. The remaining $83.5 million decrease in our deferred tax liability is the result of originating deferred tax assets, primarily related to mark to market losses on commodity derivative contracts and the recognition of other net deferred tax liabilities, primarily related to book depreciation and depletion expense in excess of amount reported for income tax purposes.

Income (loss) before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
United States	$52,381	$(16,798)	$61,664	$(38,640)
Foreign	141,770	(46,922)	145,340	(132,553)
Income (loss) before income taxes	$194,151	$(63,720)	$207,004	$(171,193)

For the three months ended, June 30, 2022 and 2021, our effective tax rate was 40% and 10%, respectively. For the six months ended, June 30, 2022 and 2021, our effective tax rate was 43% and 14%, respectively. For the three and six months ended June 30, 2022 and 2021, our overall effective tax rates were impacted by:

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

12. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$117,173	$(57,187)	$118,573	$(147,955)
Denominator:
Weighted average number of shares outstanding:
Basic	455,512	408,131	454,811	409,828
Restricted stock units(1)	20,133	—	18,660	—
Diluted	475,645	408,131	473,471	409,828
Net income (loss) per share:
Basic	$0.26	$(0.14)	$0.26	$(0.36)
Diluted	$0.25	$(0.14)	$0.25	$(0.36)
__________________________________
(1)We excluded restricted stock units of 0.1 million and 15.7 million for the three months ended June 30, 2022 and 2021, respectively, and 0.1 million and 14.7 million for the six months ended June 30, 2022 and 2021, respectively, from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

We have a commitment to drill three development wells and one exploration well in Equatorial Guinea. In Mauritania, we have a $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO.

Performance Obligations

As of June 30, 2022 and December 31, 2021, the Company had performance bonds totaling $195.5 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $9.7 million and $3.5 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accrued liabilities:
Exploration, development and production	$91,404	$61,881
Revenue payable	40,553	31,986
Current asset retirement obligations	2,067	3,222
General and administrative expenses	15,804	27,980
Interest	38,994	31,117
Income taxes	104,193	69,392
Taxes other than income	1,239	2,854
Derivatives	55,246	19,302
Other	2,555	2,936
	$352,055	$250,670

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the six months ended June 30, 2022:

June 30, 2022
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$325,459
Liabilities incurred during period	10,452
Liabilities settled during period	(10,531)
Revisions in estimated retirement obligations	(65,552)
Accretion expense	12,415
Ending asset retirement obligations	$272,243

During the six months ended June 30, 2022 our asset retirement obligations were reduced by approximately $10.0 million as a result of concluding the Tullow pre-emption transaction in March 2022 and approximately $66.2 million as a result of the extension of the Block G licenses in Equatorial Guinea. See Note 3 — Acquisitions and Divestitures.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Loss on disposal of inventory	$68	$215	$285	$582
Loss on asset retirement obligations liability settlements	238	357	620	386
Restructuring charges	(9)	18	(4)	837
Other, net	(3,825)	(3,249)	(2,003)	(996)
Other expenses, net	$(3,528)	$(2,659)	$(1,102)	$809

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At June 30, 2022, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2022
Revenues and other income:
Oil and gas revenue	$326,091	$111,231	$—	$183,046	$—	$—	$620,368
Gain on sale of assets	—	—	—	471	—	—	471
Other income, net	—	—	—	484	108,192	(108,633)	43
Total revenues and other income	326,091	111,231	—	184,001	108,192	(108,633)	620,882
Costs and expenses:
Oil and gas production	37,776	25,839	—	26,574	—	—	90,189
Facilities insurance modifications, net	(384)	—	—	—	—	—	(384)
Exploration expenses	1,903	1,366	74,975	10,520	801	—	89,565
General and administrative	3,444	1,415	2,270	3,433	47,491	(33,429)	24,624
Depletion, depreciation and amortization	62,376	15,050	61	43,753	439	—	121,679
Interest and other financing costs, net(1)	14,260	(607)	(15,662)	2,734	28,657	—	29,382
Derivatives, net	—	—	—	—	75,204	—	75,204
Other expenses, net	66,235	4,894	(1,930)	4,295	(1,818)	(75,204)	(3,528)
Total costs and expenses	185,610	47,957	59,714	91,309	150,774	(108,633)	426,731
Income (loss) before income taxes	140,481	63,274	(59,714)	92,692	(42,582)	—	194,151
Income tax expense (benefit)	49,798	24,719	—	—	2,461	—	76,978
Net income (loss)	$90,683	$38,555	$(59,714)	$92,692	$(45,043)	$—	$117,173

Consolidated capital expenditures	$56,128	$14,074	$136,615	$39,940	$1,534	$—	$248,291

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2022
Revenues and other income:
Oil and gas revenue	$735,571	$218,969	$—	$324,843	$—	$—	$1,279,383
Gain on sale of assets	—	—	—	471	—	—	471
Other income, net	1	—	—	1,028	423,304	(424,238)	95
Total revenues and other income	735,572	218,969	—	326,342	423,304	(424,238)	1,279,949
Costs and expenses:
Oil and gas production	113,119	48,464	—	53,309	—	—	214,892
Facilities insurance modifications, net	6,752	—	—	—	—	—	6,752
Exploration expenses	1,974	2,976	78,089	17,096	1,306	—	101,441
General and administrative	7,413	3,017	4,266	8,377	94,206	(66,862)	50,417
Depletion, depreciation and amortization	163,786	32,988	115	82,947	812	—	280,648
Interest and other financing costs, net(1)	29,286	(1,088)	(28,501)	5,458	57,366	—	62,521
Derivatives, net	—	—	—	—	357,376	—	357,376
Other expenses, net	316,797	24,017	(1,344)	17,672	(868)	(357,376)	(1,102)
Total costs and expenses	639,127	110,374	52,625	184,859	510,198	(424,238)	1,072,945
Income (loss) before income taxes	96,445	108,595	(52,625)	141,483	(86,894)	—	207,004
Income tax expense (benefit)	34,780	48,049	—	3,102	2,500	—	88,431
Net income (loss)	$61,665	$60,546	$(52,625)	$138,381	$(89,394)	$—	$118,573

Consolidated capital expenditures	$(8,057)	$24,296	$147,416	$64,244	$2,712	$—	$230,611

As of June 30, 2022
Property and equipment, net	$1,661,177	$389,499	$1,092,873	$870,768	$18,010	$—	$4,032,327
Total assets	$3,127,071	$1,097,801	$1,540,896	$3,605,374	$18,046,768	$(22,486,720)	$4,931,190
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)Includes activity related to the interest pre-empted by Tullow prior to the March 17, 2022 closing date of the Tullow pre-emption transaction. Additionally, cash consideration of $118.2 million is included as reduction in Consolidated capital expenditures for the six months ended June 30, 2022.
(3)Includes activity related to our acquisition of an additional interest in the Kodiak oil field commencing June 9, 2022, the acquisition date. Additionally, cash consideration paid of $29.0 million is included in Consolidated capital expenditures for the three and six months ended June 30, 2022.

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2021
Revenues and other income:
Oil and gas revenue	$191,826	$84,329	$—	$107,890	$—	$—	$384,045
Other income, net	1	—	—	443	144,426	(144,796)	74
Total revenues and other income	191,827	84,329	—	108,333	144,426	(144,796)	384,119
Costs and expenses:
Oil and gas production	57,313	31,715	—	26,775	—	—	115,803
Facilities insurance modifications, net	1,269	—	—	—	1	—	1,270
Exploration expenses	43	684	1,557	5,418	1,587	—	9,289
General and administrative	2,884	1,251	2,724	3,204	44,539	(32,874)	21,728
Depletion, depreciation and amortization	87,639	19,284	16	43,796	426	—	151,161
Interest and other financing costs, net(1)	8,138	(403)	(12,396)	4,295	39,692	—	39,326
Derivatives, net	—	—	—	—	111,921	—	111,921
Other expenses, net	87,867	13,798	(3,026)	11,048	(425)	(111,921)	(2,659)
Total costs and expenses	245,153	66,329	(11,125)	94,536	197,741	(144,795)	447,839
Income (loss) before income taxes	(53,326)	18,000	11,125	13,797	(53,315)	(1)	(63,720)
Income tax expense (benefit)	(18,120)	11,565	—	—	22	—	(6,533)
Net income (loss)	$(35,206)	$6,435	$11,125	$13,797	$(53,337)	$(1)	$(57,187)

Consolidated capital expenditures	$26,011	$19,669	$82,672	$20,219	$327	$1,917	$150,815

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2021
Revenues and other income:
Oil and gas revenue	$245,879	$112,361	$—	$202,279	$—	$—	$560,519
Gain on sale of assets	—	—	—	—	26	—	26
Other income, net	1	—	—	772	281,925	(282,554)	144
Total revenues and other income	245,880	112,361	—	203,051	281,951	(282,554)	560,689
Costs and expenses:
Oil and gas production	69,699	43,344	—	48,512	—	—	161,555
Facilities insurance modifications, net	1,940	—	—	—	1	—	1,941
Exploration expenses	75	2,577	3,731	6,566	4,521	—	17,470
General and administrative	5,471	2,302	4,697	8,443	89,644	(66,388)	44,169
Depletion, depreciation and amortization	111,274	28,475	31	87,047	875	—	227,702
Interest and other financing costs, net(1)	20,054	(772)	(22,212)	8,861	59,707	(1,784)	63,854
Derivatives, net	—	—	—	—	214,382	—	214,382
Other expenses, net	158,988	30,867	(2,242)	25,537	2,041	(214,382)	809
Total costs and expenses	367,501	106,793	(15,995)	184,966	371,171	(282,554)	731,882
Income (loss) before income taxes	(121,621)	5,568	15,995	18,085	(89,220)	—	(171,193)
Income tax expense (benefit)	(41,988)	14,199	—	—	4,551	—	(23,238)
Net income (loss)	$(79,633)	$(8,631)	$15,995	$18,085	$(93,771)	$—	$(147,955)

Consolidated capital expenditures	$30,635	$31,093	$155,424	$44,486	$5,726	$—	$267,364

As of June 30, 2021
Property and equipment, net	$1,214,334	$432,087	$751,237	$955,805	$21,180	$—	$3,374,643
Total assets	$1,290,106	$797,425	$1,105,754	$3,198,153	$13,985,966	$(16,374,132)	$4,003,272
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$320,787	$290,539
Acquisition of oil and gas properties	21,205	—
Proceeds on sale of assets	(118,693)	(1,932)
Adjustments:
Changes in capital accruals	7,061	(15,830)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	27,779	12,605
Capitalized interest	(35,326)	(19,704)
Other	7,798	1,686
Total consolidated capital expenditures	$230,611	$267,364
______________________________________
(1)Unsuccessful well costs and leasehold impairments are included in oil and gas assets when incurred.

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

The ongoing COVID-19 pandemic that emerged at the beginning of 2020 resulted in travel restrictions, including border closures, travel bans, social distancing restrictions and office closures being ordered in the various countries in which we operate, impacting some of our business operations. These restrictions, together with logistical challenges, have had an impact on the supply chain, resulting in the delay of various operational projects.

Globally, the impacts of COVID-19, Russia’s invasion of Ukraine, potential recession, and other varying macroeconomic conditions has impacted supply and demand for oil and gas, which also resulted in significant variability in oil and gas prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on these commodity prices.

Recent Developments

Corporate

Under the terms of our 2020 farm-out agreement with Shell, potential contingent consideration is payable by Shell depending on the results of the first four exploration wells Shell drills in the purchased assets, excluding South Africa. Upon approval of the relevant operating committee of an appraisal plan for submission to the relevant governmental authority for any of those first four exploration wells, Shell will be required to pay Kosmos $50.0 million of consideration for each discovery for which an appraisal plan is approved by the relevant operating committee, capped in the aggregate at a maximum of $100.0 million total. There were two oil discoveries announced in Namibia during the first half of 2022. Under the terms of Shell’s Petroleum Agreement with Namibia, if Shell decides to appraise one or both of the discoveries, an appraisal plan is required to be submitted within 150 days from completion of tests on a discovery well.

Ghana

During the second quarter of 2022, Ghana production averaged approximately 97,200 Bopd gross (31,600 Bopd net). Jubilee production averaged approximately 73,600 Bopd gross (27,000 Bopd net), including the impact of the two week planned shutdown of the Jubilee FPSO. Excluding the shutdown, Jubilee production averaged approximately 92,000 Bopd gross. TEN production averaged approximately 23,600 Bopd gross (4,600 Bopd net).

In the second quarter of 2022, the multi-year development drilling program continued to progress with the completion of one producer well and one water injector well in the Jubilee Field. Both wells were successfully brought online in the second quarter of 2022. Following Jubilee completion operations, the drilling rig then moved to the TEN fields and continued operations with the successful completion of one water injector well. In July 2022, the partnership drilled the first of the two riser base wells at TEN to initially define the extent of the Ntomme reservoir supporting the TEN Enhancement Project. The well was drilled to test two separate reservoir objectives and encountered better reservoir quality and thickness than expected but was water bearing. A second well is currently being planned to target a different fairway in a structurally higher setting. The results of the two wells will allow the partnership to high-grade and optimize the future drilling plans for the TEN Enhancement Project. In July 2022, the Jubilee partners completed the transition of the operations & maintenance (O&M) services for the Jubilee FPSO from external provider MODEC, Inc. to Tullow.

Following the closing of the acquisition of Anadarko WCTP Company (“Anadarko WCTP”) in the fourth quarter of 2021, Kosmos’ interest in the Jubilee Unit Area and the TEN fields offshore Ghana were 42.1% and 28.1%, respectively. Under the DT Block Joint Operating Agreement, certain joint venture partners have pre-emption rights in the Jubilee Unit Area and the TEN fields. In November 2021, we received notice from Tullow Oil plc (“Tullow”) and PetroSA that they intend to exercise their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. After execution of definitive transaction documentation and receipt of governmental approvals, Kosmos concluded the pre-emption transaction with Tullow in March 2022. Following the completion of the pre-emption by Tullow, Kosmos’ interest in the Jubilee Unit Area decreased from 42.1% to 38.6% and Kosmos’ interest in the TEN fields decreased from 28.1% to 20.4%. The net 2022 production impact of the Tullow pre-emption exercise for Kosmos was a reduction of approximately 4,000 barrels of oil per day, based on the March 17, 2022 closing date, and is expected to result in one less Ghana cargo lifting this year and a reduction in 2022 capital expenditure of approximately $30.0 million.

For PetroSA, the pre-emption process is ongoing and remains subject to execution of definitive agreements and required government approvals. Following completion of the pre-emption for PetroSA, Kosmos' ultimate interests in the Jubilee Unit Area and TEN fields would be reduced to 38.3% and 19.8%, respectively.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 20,600 Boepd net (~82% oil) for the second quarter of 2022.

In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well located in Mississippi Canyon. The side-tracked well is expected to be online in the third quarter of 2022, with insurance proceeds expected to cover substantially all of the costs incurred to return the Kodiak #3 well to production. In June 2022, Kosmos completed the acquisition of an additional 5.9% interest in the Kodiak oil field from Marubeni by exercising our preferential right to purchase, which increased our working interest from 29.1% to 35.0%. As consideration for the acquisition, Kosmos paid approximately $21.2 million in cash with additional deferred payments of $7.8 million for a total purchase price of approximately $29.0 million.

In January 2021, we announced the Winterfell exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2022, the Winterfell-2 appraisal well in Green Canyon Block 943 was drilled to evaluate the adjacent fault block to the northwest of the original Winterfell discovery and was designed to test two horizons that were oil bearing in the Winterfell-1 well, with an exploration tail into a deeper horizon. The well discovered approximately 40 meters (120 feet) of net oil pay in the first and second horizons with better oil saturation and porosity than pre-drill expectations. The exploration tail discovered an additional oil-bearing horizon in a deeper reservoir which is also prospective in the blocks immediately to the north. The field development plan has been submitted to the partners for approval, with a final investment decision approval expected by the end of the third quarter of 2022.

In March 2022, Kosmos completed the acquisition of an additional 5.5% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988 and an additional 1.5% interest in Green Canyon blocks 899 and 900 for $9.6 million. We are currently in discussions with partners to approve the development plan expected in the third quarter of 2022.

In August 2022, the operator of the Helix Producer I (the “HP-I”) production platform disconnected the HP-I for a scheduled dry-dock inspection required by the U.S. Coast Guard. Production from the Tornado field is processed through the HP-I and will remain shut-in while the vessel is undergoing its scheduled dry-dock which is estimated to be approximately 45 days.
In June 2022, we executed, as operator of the Odd Job field, a contract for $131.6 million (gross) with Subsea 7 (US) LLC and OneSubsea LLC to fabricate and install a subsea pump in the Odd Job field. The project commenced in July 2022 with an expected online date around the middle of 2024. Kosmos’ working interest in the Odd Job field is approximately 54.9%.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 31,300 Bopd gross (10,000 Bopd net) in the second quarter of 2022.

In May 2022, Kosmos and its joint venture partners agreed with the Ministry of Mines and Hydrocarbons of Equatorial Guinea to extend the Block G petroleum contract term harmonizing the expiration of the Ceiba Field and Okume Complex production licenses (from 2029 and 2034 respectively) to 2040. The license extension supports the next phase of investment in the license. As part of the extension, during the second quarter of 2022, Kosmos paid a signature bonus, included in our 2022 capital plan, and agreed to undertake a future work program including the drilling of three development wells on Block G in either the Ceiba Field or Okume Complex and the drilling of one exploration well in Block S offshore Equatorial Guinea.

Mauritania and Senegal

In June 2022, the exploration period of Block C8 offshore Mauritania expired. The partnership and the government of Mauritania are currently in the process of finalizing a new Production Sharing Contract (“PSC”) covering these discoveries. The new PSC is expected to provide two years to submit a development plan covering the BirAllah and/or Orca discoveries with the terms of the new PSC substantially similar to the former PSC for Block C8 with additional provisions for potentially enhanced back-in rights for the Government of Mauritania, local content, SMH’s capacity building and an environmental fund. As a result, during the second quarter of 2022 we wrote off all of the capitalized costs, or $64.2 million, related to the BirAllah and Orca discoveries incurred under the C8 license to exploration expense, however, these costs will still be tax deductible and cost recoverable against our Greater Tortue development.

In June 2022, at the conclusion of the second exploration period, Block C12 offshore Mauritania was relinquished.

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continues to make good progress in 2022 with first gas for the project targeted in the third quarter of 2023. The following milestones were achieved as of the end of the second quarter of 2022 and post quarter-end:

•FLNG: construction and mechanical completion activities continue and commissioning work has begun

•FPSO: mechanical completion activities continue and hull commissioning work has commenced. The operator has been unable to make up the delay from the lockdown of the FPSO yard in April 2022 and the ongoing COVID-19 restrictions in China. As a result, the FPSO sailaway date is now expected to be in the fourth quarter of 2022, with the same high-level of completion prior to sailaway.

•Hub Terminal: All 21 caissons installed. The piling installation is nearing completion and the living quarters platform is currently in transit to site

•Subsea: subsea equipment has begun to arrive in region and installation of the export pipeline has commenced

•Drilling: successfully drilled two of the four wells required for first gas and the third well is in progress

Sao Tome and Principe

In the second quarter of 2022, we received approval for a six month extension to May 2023 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and six months ended June 30, 2022 and 2021 are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,339	5,689	11,569	8,630
Gas (MMcf)	1,252	1,221	2,256	2,547
NGL (MBbl)	129	127	246	254
Total (MBoe)	5,677	6,020	12,191	9,309
Total (Boepd)	62,381	66,150	67,354	51,428

Revenues:
Oil sales	$604,668	$377,632	$1,254,676	$546,782
Gas sales	10,271	3,679	15,207	8,219
NGL sales	5,429	2,734	9,500	5,518
Total oil and gas revenue	$620,368	$384,045	$1,279,383	$560,519

Average oil sales price per Bbl	$113.25	$66.38	$108.45	$63.36
Average gas sales price per Mcf	8.20	3.01	6.74	3.23
Average NGL sales price per Bbl	42.09	21.52	38.62	21.72
Average total sales price per Boe	109.28	63.80	104.94	60.22

Costs:
Oil and gas production, excluding workovers	$88,120	$112,301	$209,343	$154,793
Oil and gas production, workovers	2,069	3,502	5,549	6,762
Total oil and gas production costs	$90,189	$115,803	$214,892	$161,555

Depletion, depreciation and amortization	$121,679	$151,161	$280,648	$227,702

Average cost per Boe:
Oil and gas production, excluding workovers	$15.52	$18.66	$17.17	$16.63
Oil and gas production, workovers	0.36	0.58	0.46	0.73
Total oil and gas production costs	15.88	19.24	17.63	17.36

Depletion, depreciation and amortization	21.43	25.11	23.02	24.46
Total	$37.31	$44.35	$40.65	$41.82

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2022:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	7	2.70
TEN(1)	1	0.20	—	—	—	—	7	1.43
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	—	—	—	—	1	0.43
U.S. Gulf of Mexico
Winterfell	—	—	—	—	2	0.44	—	—
Kodiak 771 #3	—	—	1	0.35	—	—	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim Unit	—	—	1	0.27	—	—	3	0.80
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	1	0.20	2	0.62	6	1.74	18	5.36

(1)Includes the NT-10 well which was considered a step out well from an accounting perspective, but was drilled as part of the TEN development plan.

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$620,368	$384,045	$236,323
Gain on sale of assets	471	—	471
Other income, net	43	74	(31)
Total revenues and other income	620,882	384,119	236,763
Costs and expenses:
Oil and gas production	90,189	115,803	(25,614)
Facilities insurance modifications, net	(384)	1,270	(1,654)
Exploration expenses	89,565	9,289	80,276
General and administrative	24,624	21,728	2,896
Depletion, depreciation and amortization	121,679	151,161	(29,482)
Interest and other financing costs, net	29,382	39,326	(9,944)
Derivatives, net	75,204	111,921	(36,717)
Other expenses, net	(3,528)	(2,659)	(869)
Total costs and expenses	426,731	447,839	(21,108)
Income (loss) before income taxes	194,151	(63,720)	257,871
Income tax expense (benefit)	76,978	(6,533)	83,511
Net income (loss)	$117,173	$(57,187)	$174,360

Oil and gas revenue.  Oil and gas revenue increased by $236.3 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 primarily as a result of higher average oil prices and our acquisition of additional interests in Ghana during the fourth quarter of 2021, which more than offset the timing of liftings in Equatorial Guinea. We sold 5,677 MBoe at an average realized price per barrel equivalent of $109.28 during the three months ended June 30, 2022 and 6,020 MBoe at an average realized price per barrel equivalent of $63.80 during the three months ended June 30, 2021.

Oil and gas production.  Oil and gas production costs decreased by $25.6 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 primarily as a result of lower production costs per barrel driven by field production mix in our international business units and lower sales volumes due to timing of liftings in Equatorial Guinea.

Exploration expenses.  Exploration expenses increased by $80.3 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 primarily as result of the $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania that were written off to exploration expense with the expiration of the exploration period of Block C8, and approximately $14.0 million related to the exit of leases in the U.S. Gulf of Mexico and Mauritania.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $29.5 million during the three months ended June 30, 2022, as compared with the three months ended June 30, 2021 primarily as a result of field production mix in our international business units and lower overall sales volumes during the quarter.

Interest and other financing costs, net. Interest and other financing costs, net decreased $9.9 million during the three months ended June 30, 2022, as compared with the three months ended June 30, 2021 primarily as a result of $15.2 million for loss on extinguishment of debt during the second quarter of 2021 related to the Facility amendment an $8.0 million increase in capitalized interest during 2022, offset by $7.5 million of higher interest expense related to our senior notes issuances in 2021 and $6.0 million of guarantee fees on the Tortue FPSO transaction.

Derivatives, net.  During the three months ended June 30, 2022 and 2021, we recorded a loss of $75.2 million and a loss of $111.9 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended June 30, 2022 and 2021, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

    Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,279,383	$560,519	$718,864
Gain on sale of assets	471	26	445
Other income, net	95	144	(49)
Total revenues and other income	1,279,949	560,689	719,260
Costs and expenses:
Oil and gas production	214,892	161,555	53,337
Facilities insurance modifications, net	6,752	1,941	4,811
Exploration expenses	101,441	17,470	83,971
General and administrative	50,417	44,169	6,248
Depletion, depreciation and amortization	280,648	227,702	52,946
Interest and other financing costs, net	62,521	63,854	(1,333)
Derivatives, net	357,376	214,382	142,994
Other expenses, net	(1,102)	809	(1,911)
Total costs and expenses	1,072,945	731,882	341,063
Income (loss) before income taxes	207,004	(171,193)	378,197
Income tax expense (benefit)	88,431	(23,238)	111,669
Net income (loss)	$118,573	$(147,955)	$266,528

Oil and gas revenue.  Oil and gas revenue increased by $718.9 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily as a result of higher average oil prices and increased sales volumes related to the timing of liftings in Ghana and our acquisition of additional interests in Ghana during the fourth quarter of 2021. We sold 12,191 MBoe at an average realized price per barrel equivalent of $104.94 during the six months ended June 30, 2022 and 9,309 MBoe at an average realized price per barrel equivalent of $60.22 during the six months ended June 30, 2021.

Oil and gas production.  Oil and gas production costs increased by $53.3 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily as a result of higher overall sales volumes across our portfolio.

Exploration expenses.  Exploration expenses increased by $84.0 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily a result of the $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania that were written off to exploration expense with the expiration of the exploration period of Block C8, and approximately $15.0 million related to the exit of leases in the U.S. Gulf of Mexico and Mauritania business units.

General and administrative.  General and administrative costs increased by $6.2 million during the six months ended June 30, 2022, as compared with the six months ended June 30, 2021 primarily as a result of increased travel costs and professional fees and increased non-cash equity based compensation expense for the six months ended June 30, 2022.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $52.9 million during the six months ended June 30, 2022, as compared with the six months ended June 30, 2021 primarily as a result of higher overall sales volumes in the current year.

Interest and other financing costs, net.  Interest and other financing costs, net decreased $1.3 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily as a result of $15.2 million for loss on extinguishment of debt during the second quarter of 2021 related to the Facility amendment, increased capitalized interest related to the Greater Tortue Ahmeyim project, offset by increased interest expense on the 7.750% Senior Notes and the 7.500% Senior Notes issued during 2021 and guarantee fees on the Tortue FPSO transaction.

Derivatives, net.  During the six months ended June 30, 2022 and 2021, we recorded a loss of $357.4 million and a loss of $214.4 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense (benefit). For the six months ended June 30, 2022 and 2021, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

Current oil prices are volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position support our remaining capital program for 2022.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$608,186	$242,255
Net proceeds from issuance of senior notes	—	444,375
Borrowings under long-term debt	—	100,000
Proceeds on sale of assets	118,693	1,932
	726,879	788,562
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	320,787	290,539
Acquisition of oil and gas properties	21,205	—
Notes receivable from partners	11,428	36,181
Payments on long-term debt	315,000	400,000
Purchase of treasury stock	2,753	1,037
Dividends	655	444
Deferred financing costs	6,288	17,062
	678,116	745,263
Increase in cash, cash equivalents and restricted cash	$48,763	$43,299

Net cash provided by operating activities.  Net cash provided by operating activities for the six months ended June 30, 2022 was $608.2 million compared with net cash provided by operating activities for the six months ended June 30, 2021 of $242.3 million. The increase in cash provided by operating activities in the six months ended June 30, 2022 when compared to the same period in 2021 is primarily a result of increased sales volumes and higher oil prices.

The following table presents our net debt and liquidity as of June 30, 2022:

June 30, 2022
(In thousands)
Cash and cash equivalents	$223,327
Restricted cash	332
7.125% Senior Notes	650,000
7.750% Senior Notes	400,000
7.500% Senior Notes	450,000
Borrowings under the Facility	700,000
Borrowings under the GoM Term Loan	160,000
Net debt	$2,136,341

Availability under the Facility	$550,000
Availability under the Corporate Revolver	$250,000
Available borrowings plus cash and cash equivalents	$1,023,327

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

2022 Capital Program
We estimate we will spend around $700 million of capital for the year ending December 31, 2022, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $225-$275 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend
•Approximately $100-$140 million related to growth activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, primarily pre-investment for infrastructure required to support production growth in 2023 and beyond

•Approximately $300 million related to development of Phase 1 of Greater Tortue Ahmeyim, net of the Tortue FPSO transaction benefit

•Approximately $30 million related to progressing the appraisal plans of our greater gas resource in Mauritania and Senegal, including Phase 2 of Greater Tortue Ahmeyim, BirAllah and Yakaar-Teranga.

Through June 30, 2022, we have spent approximately $320.3 million on capital expenditures, excluding the offsetting impact of the Tullow and Kodiak pre-empt transactions. This represents a slight increase over our prior estimates due to inflationary impacts we are expecting, largely on the Greater Tortue Ahmeyim development.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities with a borrowing base calculation that includes value related to the Jubilee, TEN, Ceiba and Okume fields, however, the additional interests in Jubilee and TEN acquired in the October 2021 acquisition of Anadarko WCTP are not included in the borrowing base calculation. During the six months ended June 30, 2022, the Company made principal repayments totaling $300.0 million on the Facility including $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. In April 2022, during the Spring 2022 redetermination, the Company’s lending syndicate approved a borrowing base capacity in excess of the facility size of $1.25 billion. As of June 30, 2022, borrowings under the Facility totaled $700.0 million and the undrawn availability under the facility was $550.0 million.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of June 30, 2022, we had no letters of credit issued under the Facility.

We have the right to cancel all the undrawn commitments under the amended and restated Facility. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in Ghana and Equatorial Guinea, however, excludes the additional interests in Jubilee and TEN acquired in the acquisition of Anadarko WCTP.
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

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. The Company expects the reduced Corporate Revolver size to offset an increase in the margin, resulting in slightly lower interest expenses going forward. As of June 30, 2022, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. As of June 30, 2022, borrowings under the GoM Term Loan totaled $160.0 million. As of June 30, 2022, $30.0 million of the total $160.0 million outstanding under the GoM Term Loan have been classified within Current maturities of long-term debt on our consolidated balance sheet.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2022 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							June 30,
	2022(2)	2023	2024	2025	2026	Thereafter	Total(3)	2022
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$650,000	$—	$650,000	$554,164
7.750% Senior Notes	—	—	—	—	—	400,000	$400,000	$335,176
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	372,938

Variable rate debt:
Weighted average interest rate	6.70%	7.20%	7.06%	7.02%	7.46%	7.81%
Facility(1)	$—	$—	$—	$169,011	$352,418	$178,571	$700,000	$700,000
GoM Term Loan	15,000	30,000	30,000	85,000	—	—	160,000	160,000

Total principal debt repayments(1)	$15,000	$30,000	$30,000	$254,011	$1,002,418	$1,028,571	$2,360,000
Interest & commitment fee payments on long-term debt	90,687	183,245	177,988	161,045	114,832	69,610	797,407
Operating leases(4)	1,985	4,034	4,105	4,176	4,248	10,845	29,393
Purchase obligations(5)	28,470	68,198	34,976	—	—	—	131,644
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of June 30, 2022. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period July 1, 2022 through December 31, 2022.
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
(5)Represents gross contractual obligations to execute planned future capital projects. Other joint owners in the properties operated by Kosmos will be billed for their working interest share of such costs.

We have a commitment to drill three development wells and one exploration well in Equatorial Guinea. In Mauritania, we have a $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2022:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2021	$(66,315)
Changes in contract fair value	(367,374)
Contract maturities	223,618
Fair value of contracts outstanding as of June 30, 2022	$(210,071)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first six months of 2022 ranged between $78.99 and $137.64 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first six months of 2022.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2022. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			June 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2022(2)
								(In thousands)
2022:
Jul — Dec	Three-way collars	Dated Brent	2,250	$0.64	$43.33	$56.67	$76.91	$(67,377)
Jul — Dec	Three-way collars	NYMEX WTI	500	1.45	50.00	65.00	85.00	(8,981)
Jul — Dec	Two-way collars	Dated Brent	3,000	1.22	—	62.50	83.33	(74,333)
Jul — Dec	Sold calls(1)	Dated Brent	790	—	—	—	60.00	(35,435)
2023:
Jan — Dec	Three-way collars	Dated Brent	2,000	0.92	47.50	65.00	95.25	(24,912)
Jan — Dec	Two-way collars	Dated Brent	2,000	2.50	—	75.00	125.00	1,096
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions
(2)Fair values are based on the average forward oil prices on June 30, 2022.

At June 30, 2022, our open commodity derivative instruments were in a net liability position of $209.9 million. As of June 30, 2022, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $80.1 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $83.8 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of June 30, 2022 total $0.9 billion and have a weighted average interest rate of 5.1%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $1.9 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2021, and in our quarterly report on Form 10-Q for the three months ended March 31, 2022.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 8, 2022	/s/ NEAL D. SHAH
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