Form 10-Q
period 2022-09-30
Kosmos Energy Ltd.
filed 2022-11-07
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2022
Common Shares, $0.01 par value	455,893,501

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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.

“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.

“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trafigura”	Trafigura Group PTD, Ltd. and related subsidiaries including Trafigura Trading LLC.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,565	$131,620
Restricted cash	27	42,971
Receivables:
Joint interest billings, net	40,643	36,908
Oil sales	67,604	134,004
Other	22,385	6,614
Inventories	150,284	165,247
Prepaid expenses and other	23,402	18,899
Derivatives	11,879	5,689
Total current assets	547,789	541,952
Property and equipment:
Oil and gas properties, net	4,132,962	4,177,323
Other property, net	5,705	6,664
Property and equipment, net	4,138,667	4,183,987
Other assets:
Restricted cash	305	305
Long-term receivables	201,196	191,150
Deferred financing costs, net of accumulated amortization of $12,683 and $19,912 at September 30, 2022 and December 31, 2021, respectively	5,220	1,090
Derivatives	8,646	1,026
Other	19,589	21,141
Total assets	$4,921,412	$4,940,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$272,767	$184,403
Accrued liabilities	252,196	250,670
Current maturities of long-term debt	30,000	30,000
Derivatives	37,477	65,879
Total current liabilities	592,440	530,952
Long-term liabilities:
Long-term debt, net	2,275,769	2,590,495
Derivatives	2,147	6,298
Asset retirement obligations	275,867	322,237
Deferred tax liabilities	629,755	711,038
Other long-term liabilities	251,943	250,394
Total long-term liabilities	3,435,481	3,880,462
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 500,104,524 and 496,152,331 issued at September 30, 2022 and December 31, 2021, respectively	5,001	4,962
Additional paid-in capital	2,497,062	2,473,674
Accumulated deficit	(1,371,565)	(1,712,392)
Treasury stock, at cost, 44,263,269 shares at September 30, 2022 and December 31, 2021, respectively	(237,007)	(237,007)
Total stockholders’ equity	893,491	529,237
Total liabilities and stockholders’ equity	$4,921,412	$4,940,651
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues and other income:
Oil and gas revenue	$456,056	$198,936	$1,735,439	$759,455
Gain on sale of assets	—	1,538	471	1,564
Other income, net	48	66	143	210
Total revenues and other income	456,104	200,540	1,736,053	761,229
Costs and expenses:
Oil and gas production	62,372	50,316	277,264	211,871
Facilities insurance modifications, net	494	1,554	7,246	3,495
Exploration expenses	17,215	23,982	118,656	41,452
General and administrative	24,007	22,459	74,424	66,628
Depletion, depreciation and amortization	106,313	64,914	386,961	292,616
Interest and other financing costs, net	29,796	26,873	92,317	90,727
Derivatives, net	(113,842)	38,224	243,534	252,606
Other expenses, net	(218)	194	(1,320)	1,003
Total costs and expenses	126,137	228,516	1,199,082	960,398
Income (loss) before income taxes	329,967	(27,976)	536,971	(199,169)
Income tax expense (benefit)	107,713	621	196,144	(22,617)
Net income (loss)	$222,254	$(28,597)	$340,827	$(176,552)

Net income (loss) per share:
Basic	$0.49	$(0.07)	$0.75	$(0.43)
Diluted	$0.47	$(0.07)	$0.72	$(0.43)

Weighted average number of shares used to compute net income (loss) per share:
Basic	455,840	408,520	455,158	408,009
Diluted	476,431	408,520	474,820	408,009

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2022:
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	12	—	—	12
Equity-based compensation	—	—	8,425	—	—	8,425
Restricted stock units	3,377	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	1,400	—	1,400
Balance as of March 31, 2022	499,529	4,995	2,479,325	(1,710,992)	(237,007)	536,321
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	8,886	—	—	8,886
Restricted stock units	487	5	(5)	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	—	—
Net income	—	—	—	117,173	—	117,173
Balance as of June 30, 2022	500,016	5,000	2,488,192	(1,593,819)	(237,007)	662,366
Dividends	—	—	—	—	—	—
Equity-based compensation	—	—	8,871	—	—	8,871
Restricted stock units	89	1	(1)	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	—	—
Net income	—	—	—	222,254	—	222,254
Balance as of September 30, 2022	500,105	$5,001	$2,497,062	$(1,371,565)	$(237,007)	$893,491

2021:
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Dividends	—	—	90	—	—	90
Equity-based compensation	—	—	8,327	—	—	8,327
Restricted stock units	2,408	24	(24)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,018)	—	—	(1,018)
Net loss	—	—	—	(90,768)	—	(90,768)
Balance as of March 31, 2021	452,126	$4,521	$2,314,595	$(1,725,324)	$(237,007)	$356,785
Dividends	—	—	29	—	—	29
Equity-based compensation	—	—	7,634	—	—	7,634
Restricted stock awards and units	540	6	(6)	—	—	—
Tax withholdings on restricted stock units	—	—	(19)	—	—	(19)
Net loss	—	—	—	(57,187)	—	(57,187)
Balance as of June 30, 2021	452,666	$4,527	$2,322,233	$(1,782,511)	$(237,007)	$307,242
Dividends	—	—	21	—	—	21
Equity-based compensation	—	—	8,149	—	—	8,149
Restricted stock units	339	3	(3)	—	—	—
Tax withholdings on restricted stock units	—	—	(63)	—	—	(63)
Net loss	—	—	—	(28,597)	—	(28,597)
Balance as of September 30, 2021	453,005	$4,530	$2,330,337	$(1,811,108)	$(237,007)	$286,752

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$340,827	$(176,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	394,799	300,404
Deferred income taxes	(37,445)	(68,366)
Unsuccessful well costs and leasehold impairments	83,086	16,772
Change in fair value of derivatives	257,112	259,289
Cash settlements on derivatives, net (including $(289.9) million and $(142.9) million on commodity hedges during 2022 and 2021)	(304,328)	(150,255)
Equity-based compensation	25,896	24,011
Gain on sale of assets	(471)	(1,564)
Loss on extinguishment of debt	192	15,223
Other	(5,940)	(2,763)
Changes in assets and liabilities:
Decrease in receivables	54,035	1,537
Increase in inventories	(4,377)	(24,280)
Increase in prepaid expenses and other	(5,704)	(4,800)
Increase (decrease) in accounts payable	64,216	(35,545)
Increase (decrease) in accrued liabilities	1,338	(9,270)
Net cash provided by operating activities	863,236	143,841
Investing activities
Oil and gas assets	(543,349)	(377,850)
Acquisition of oil and gas properties	(21,205)	—
Proceeds on sale of assets	118,703	5,327
Notes receivable from partners	(28,188)	(41,712)
Net cash used in investing activities	(474,039)	(414,235)
Financing activities
Borrowings under long-term debt	—	250,000
Payments on long-term debt	(322,500)	(400,000)
Net proceeds from issuance of senior notes	—	444,375
Tax withholdings on restricted stock units	(2,753)	(1,100)
Dividends	(655)	(512)
Deferred financing costs	(6,288)	(17,291)
Net cash provided by (used in) financing activities	(332,196)	275,472
Net increase in cash, cash equivalents and restricted cash	57,001	5,078
Cash, cash equivalents and restricted cash at beginning of period	174,896	149,764
Cash, cash equivalents and restricted cash at end of period	$231,897	$154,842

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$79,787	$61,046
Income taxes, net of refund received	$195,782	$67,581

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

Kosmos is a full-cycle, deepwater, independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and the U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also pursue a proven basin exploration program in Equatorial Guinea, Ghana and the U.S. Gulf of Mexico. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$231,565	$131,620
Restricted cash - current	27	42,971
Restricted cash - long-term	305	305
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$231,897	$174,896

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the

Facility, whichever is greater. As of March 31, 2022 our net leverage ratio was below 2.50x, therefore in May 2022, we released $59.1 million from restricted cash upon submission of the net leverage test as of March 31, 2022. As of September 30, 2022 our net leverage ratio remained below 2.50x.

Inventories

Inventories consisted of $129.0 million and $149.5 million of materials and supplies and $21.3 million and $15.7 million of hydrocarbons as of September 30, 2022 and December 31, 2021, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. During the third quarter of 2022, Kosmos sold $14.9 million of material and supplies inventory in exchange for cash.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$41,178	$34,247	$263,532	$145,378
Revenues from contract with customer - Ghana	301,855	65,969	1,044,039	321,855
Revenues from contract with customers - U.S. Gulf of Mexico	116,603	96,626	441,446	298,905
Provisional oil sales contracts	(3,580)	2,094	(13,578)	(6,683)
Oil and gas revenue	$456,056	$198,936	$1,735,439	$759,455

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

3. Acquisitions and Divestitures

Following the closing of the acquisition of Anadarko WCTP Company (“Anadarko WCTP”) in the fourth quarter of 2021, Kosmos’ interest in the Jubilee Unit Area and the TEN fields offshore Ghana were 42.1% and 28.1%, respectively. Under the DT Block Joint Operating Agreement, certain joint venture partners have pre-emption rights in the Jubilee Unit Area and the TEN fields. In November 2021, we received notice from Tullow Oil plc (“Tullow”) and PetroSA that they intend to exercise their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. After execution of definitive transaction documentation and receipt of governmental approvals, Kosmos concluded the pre-emption transaction with Tullow in March 2022. Following the completion of the pre-emption by Tullow, Kosmos’ interest in the Jubilee Unit Area decreased from 42.1% to 38.6% and Kosmos’ interest in the TEN fields decreased from 28.1% to 20.4%. Tullow paid Kosmos $118.2 million in cash consideration after post closing adjustments for the pre-emption. During the first quarter of 2022, our oil and gas properties, net balance was reduced by approximately $175.5 million, which includes the cash proceeds and net liabilities transferred to the purchaser as a result of concluding the Tullow pre-emption transaction. The difference in the net book value of the proved property, net liabilities transferred and adjusted purchase price qualified for treatment as a recovery of cost and normal retirement under ASC 932, which resulted in no gain or loss being recognized.

For PetroSA, the pre-emption process is ongoing and remains subject to execution of definitive agreements and required government approvals. Following completion of the pre-emption for PetroSA, Kosmos' ultimate interests in the Jubilee Unit Area and TEN fields would be reduced to 38.3% and 19.8%, respectively.

In March 2022, Kosmos completed the acquisition of an additional 5.5% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988, offshore U.S. Gulf of Mexico, and an additional 1.5% interest in Green Canyon Blocks 899 and 900 for $9.6 million. Additionally, in September 2022, Kosmos completed the acquisition of an additional 3.2% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988 and an additional 1.4% interest in Green Canyon Blocks 899 and 900 for $6.6 million. As a result of the two transactions, our participating interests in the Green Canyon Blocks 943, 944, 987, and 988 is now 25.0% and our participating interests in the Green Canyon Blocks 899 and 900 is now 37.8%.

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

In Ghana, the foreign contractor group funded GNPC’s 5% share of the TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of September 30, 2022 and December 31, 2021, the current portions of the joint interest billing receivables due from GNPC for the TEN fields development costs were $7.9 million and $7.9 million, respectively, and the long-term portions were $21.1 million and $20.9 million, respectively.

Notes Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently targeted in the third quarter of 2023. Kosmos’ share for the two agreements combined is currently estimated at approximately $240.0 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of September 30, 2022 and December 31, 2021, the balance due from the national oil companies was $179.3 million and $145.2 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets. Interest income on the long-term notes receivable was $2.5 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As a result of the above transactions entered into by BP Operator, Kosmos recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO. As of September 30, 2022, this Long-term receivable has been non-cash settled against obligations payable to BP Operator, which included $132.4 million and $67.8 million of non-cash capital expenditures during the fourth quarter of 2021 and the first quarter of 2022, respectively. These non-cash impacts are excluded from the statement of cash flows.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Oil and gas properties:
Proved properties	$7,050,725	$6,725,453
Unproved properties	434,574	451,454
Total oil and gas properties	7,485,299	7,176,907
Accumulated depletion	(3,352,337)	(2,999,584)
Oil and gas properties, net	4,132,962	4,177,323

Other property	60,419	58,598
Accumulated depreciation	(54,714)	(51,934)
Other property, net	5,705	6,664

Property and equipment, net	$4,138,667	$4,183,987

We recorded depletion expense of $100.0 million and $58.8 million for the three months ended September 30, 2022 and 2021, respectively, and $366.4 million and $274.6 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 our oil and gas properties, net balance was reduced by approximately $175.5 million as a result of concluding the Tullow pre-emption transaction in March 2022, $64.2 million as a result of the write-off of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the C8 license to exploration expense, offset by additions of $53.1 million related to the acquisition of an additional working interest in the Kodiak oil field, the extension of the Block G licenses in Equatorial Guinea, and the acquisitions of additional participating interests in the Winterfell area. See Note 3 — Acquisitions and Divestitures and Note 6 — Suspended Well Costs.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2022.

September 30, 2022
(In thousands)
Beginning balance	$218,180
Additions to capitalized exploratory well costs pending the determination of proved reserves	22,037
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	(62,818)
Ending balance	$177,399

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2022	December 31, 2021
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$20,903
Exploratory well costs capitalized for a period of one to three years	65,890	30,389
Exploratory well costs capitalized for a period of four to six years	111,509	166,888
Ending balance	$177,399	$218,180
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

As of September 30, 2022, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal, the Asam discovery in Block S offshore Equatorial Guinea, and the Winterfell discovery in Green Canyon Block 944 in the U.S. Gulf of Mexico.

BirAllah and Orca Discoveries — In November 2015, we completed the Marsouin-1 exploration well in the northern part of Block C8 offshore Mauritania, which encountered hydrocarbon pay. During the fourth quarter of 2019, we completed the nearby Orca-1 exploration well which encountered hydrocarbon pay. The BirAllah and Orca discoveries are being analyzed as a joint development. In June 2022, the exploration period of Block C8 offshore Mauritania expired. As a result, during the second quarter of 2022 we wrote off all of the capitalized costs, or $64.2 million, related to the BirAllah and Orca discoveries incurred under the C8 license to exploration expense. In October 2022, the partnership and the government of Mauritania executed a new Production Sharing Contract (“PSC”) covering these discoveries, which will become effective upon being published in Mauritania’s Official Gazette.

Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During 2022, we have continued progressing appraisal studies and maturing concept design. Following additional evaluation, a decision regarding commerciality is expected to be made.

Asam Discovery — In October 2019, we completed the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. In July 2020, an appraisal plan was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and work is currently ongoing to integrate all available data into models to establish the scale of the discovered resource. The active phase of the Block S exploration license is currently set to expire in December 2022. During 2022, engineering has continued to progress concepts around required subsea infrastructure necessary for a subsea tieback. Following additional evaluation, a decision regarding commerciality is expected to be made.

Winterfell Discovery — In January 2021, we drilled the Winterfell-1 exploration well located in Green Canyon Block 944 in the U.S. Gulf of Mexico, which encountered hydrocarbon pay. In January 2022, we drilled the Winterfell-2 appraisal well which encountered hydrocarbon pay. During the third quarter of 2022, the Field Development Plan for the Winterfell field was approved by all partners. Execution of a host facility production handling agreement and midstream export agreement are in process.

7. Debt

	September 30, 2022	December 31, 2021
	(In thousands)
Outstanding debt principal balances:
Facility	$700,000	$1,000,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	152,500	175,000
Total	2,352,500	2,675,000
Unamortized deferred financing costs and discounts	(46,731)	(54,505)
Total debt, net	2,305,769	2,620,495
Less: Current maturities of long-term debt	(30,000)	(30,000)
Long-term debt, net	$2,275,769	$2,590,495
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of September 30, 2022, borrowings under the Facility totaled $700.0 million and the undrawn availability under the facility was $550.0 million. During the nine months ended September 30, 2022, the Company made principal repayments totaling $300.0 million on the Facility including $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. Final maturity of the Facility is in March 2027. As part of the last amendment to the Facility in May 2021, the Company incurred $15.2 million for loss on extinguishment of debt during the second quarter of 2021. In October 2022, during the Fall 2022 redetermination, the Company’s lending syndicate approved a borrowing base of approximately $1.24 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana (excluding the additional interests in Jubilee and TEN acquired in the acquisition of Anadarko WCTP in October 2021) and Equatorial Guinea.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of March 31, 2022 our net leverage ratio was below 2.50x, and therefore, we released $59.1 million from restricted cash in May 2022 upon submission of the net leverage test as of March 31, 2022. As of September 30, 2022 our net leverage ratio remained below 2.50x.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2022 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

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

The Company capitalized $6.1 million of deferred financing costs associated with entering into the new revolving credit facility, which will be amortized over the term of the new revolving credit facility. As of September 30, 2022, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.

We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2022 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

7.125% Senior Notes due 2026

In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting commissions and other expenses. We used the net proceeds to redeem all of the previously issued 7.875% Senior Secured Notes due in 2021, repay a portion of the outstanding indebtedness under the Corporate Revolver and pay fees and expenses related to the redemption, repayment and the issuance of the 7.125% Senior Notes.

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
GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at an effective rate of approximately 6.6% per annum and matures in 2025, with quarterly principal repayments having started since the fourth quarter of 2021. As of September 30, 2022, $30.0 million of the total $152.5 million outstanding under the GoM Term Loan have been classified within Current maturities of long-term debt on our consolidated balance sheet. We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of September 30, 2022 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions as well as maturity acceleration provisions if certain Permitted Guaranteed Facilities are not refinanced prior to scheduled maturity.

Principal Debt Repayments

At September 30, 2022, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2022(2)	2023	2024	2025	2026	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,352,500	$7,500	$30,000	$30,000	$254,011	$1,002,418	$1,028,571
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of September 30, 2022 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period October 1, 2022 through December 31, 2022.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Interest expense	$45,448	$36,055	$131,626	$103,229
Amortization—deferred financing costs	2,577	2,597	7,838	7,788
Loss on extinguishment of debt	—	—	192	15,223
Capitalized interest	(22,163)	(12,252)	(57,489)	(31,956)
Deferred interest	4	(600)	(1,436)	(724)
Interest income	(2,956)	(2,237)	(7,840)	(8,309)
Other, net	6,886	3,310	19,426	5,476
Interest and other financing costs, net	$29,796	$26,873	$92,317	$90,727

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2022. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2022:
Oct — Dec	Three-way collars	Dated Brent	1,125	$0.64	$43.33	$56.67	$76.91
Oct — Dec	Three-way collars	NYMEX WTI	250	1.45	50.00	65.00	85.00
Oct — Dec	Two-way collars	Dated Brent	1,500	1.22	—	62.50	83.33
Oct — Dec	Sold calls(1)	Dated Brent	395	—	—	—	60.00
2023:
Jan — Dec	Three-way collars	Dated Brent	4,000	1.21	48.75	70.00	106.38
Jan — Dec	Two-way collars	Dated Brent	2,000	2.50	—	75.00	125.00
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions

In October 2022, we entered into Dated Brent three-way collar contracts for 1.0 MMBbl from January 2023 through December 2023 with a sold put price of $50.00 per barrel, a floor price of $75.00 per barrel and a ceiling price of $110.00 per barrel. In addition, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2023 through December 2023 with a floor price of $70.00 per barrel and a ceiling price of $110.00 per barrel.

The following tables disclose the Company’s derivative instruments as of September 30, 2022 and December 31, 2021, and gain/(loss) from derivatives during the three and nine months ended September 30, 2022 and 2021, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2022	December 31, 2021
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$11,879	$5,689
Provisional oil sales	Receivables: Oil Sales	—	(853)
Commodity	Derivatives assets—long-term	8,646	1,026
Derivative liabilities:
Commodity	Derivatives liabilities—current	(37,477)	(65,879)
Commodity	Derivatives liabilities—long-term	(2,147)	(6,298)
Total derivatives not designated as hedging instruments		$(19,099)	$(66,315)

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2022	2021	2022	2021
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(3,580)	$2,094	$(13,578)	$(6,683)
Commodity	Derivatives, net	113,842	(38,224)	(243,534)	(252,606)
Total derivatives not designated as hedging instruments		$110,262	$(36,130)	$(257,112)	$(259,289)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2022 and December 31, 2021, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2022
Assets:
Commodity derivatives	$—	$20,525	$—	$20,525
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(39,624)	—	(39,624)
Total	$—	$(19,099)	$—	$(19,099)
December 31, 2021
Assets:
Commodity derivatives	$—	$6,715	$—	$6,715
Provisional oil sales	—	(853)	—	(853)
Liabilities:
Commodity derivatives	—	(72,177)	—	(72,177)
Total	$—	$(66,315)	$—	$(66,315)

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

Debt

The following table presents the carrying values and fair values at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$645,409	$534,034	$644,572	$632,587
7.750% Senior Notes	395,697	320,992	395,131	386,428
7.500% Senior Notes	445,391	352,598	444,892	424,688
GoM Term Loan	152,500	152,500	175,000	175,000
Facility	700,000	700,000	1,000,000	1,000,000
Total	$2,338,997	$2,060,124	$2,659,595	$2,618,703

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience significant declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.8 million and $8.1 million during the three months ended September 30, 2022 and 2021, respectively, and $25.9 million and $24.0 million during the nine months ended September 30, 2022 and 2021, respectively. The total tax benefit for the three months ended September 30, 2022 and 2021 was $1.5 million and $1.5 million, respectively, and $4.4 million and $4.5 million during the nine months ended September 30, 2022 and 2021, respectively. Additionally, we recorded a net tax shortfall related to equity-based compensation of nil and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $6.3 million during the nine months ended September 30, 2022 and 2021, respectively. The fair value of awards vested during the three months ended September 30, 2022 and 2021 was $0.5 million and $1.0 million, respectively, and $21.9 million and $9.4 million during the nine months ended September 30, 2022 and 2021, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of September 30, 2022:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2021	4,696	$3.88	11,233	$5.28
Granted(1)	2,793	4.70	3,378	6.97
Forfeited(1)	(145)	3.91	(389)	6.19
Vested	(2,413)	4.20	(2,175)	5.98
Outstanding at September 30, 2022	4,931	4.18	12,047	5.61
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

As of September 30, 2022, total equity-based compensation to be recognized on unvested restricted stock units is $28.5 million over a weighted average period of 1.78 years. At September 30, 2022, the Company had approximately 6.0 million shares that remain available for issuance under the LTIP.

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

During the nine months ended September 30, 2022, our deferred tax liability decreased by approximately $81.3 million. Approximately $44.6 million of the decrease is the result of concluding the Tullow pre-emption transaction in March 2022. See Note 3 - Acquisitions and Divestitures. The remaining $36.7 million decrease in our deferred tax liability is primarily the result of originating and reversing temporary differences.

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
United States	$16,168	$(19,129)	$77,832	$(57,769)
Foreign	313,799	(8,847)	459,139	(141,400)
Income (loss) before income taxes	$329,967	$(27,976)	$536,971	$(199,169)

For the three months ended, September 30, 2022 and 2021, our effective tax rate was 33% and 2%, respectively. For the nine months ended, September 30, 2022 and 2021, our effective tax rate was 37% and 11%, respectively. For the three and nine months ended September 30, 2022 and 2021, our overall effective tax rates were impacted by:

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

12. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$222,254	$(28,597)	$340,827	$(176,552)
Denominator:
Weighted average number of shares outstanding:
Basic	455,840	408,520	455,158	408,009
Restricted stock units(1)	20,591	—	19,662	—
Diluted	476,431	408,520	474,820	408,009
Net income (loss) per share:
Basic	$0.49	$(0.07)	$0.75	$(0.43)
Diluted	$0.47	$(0.07)	$0.72	$(0.43)
__________________________________
(1)We excluded restricted stock units of 0.2 million and 15.4 million for the three months ended September 30, 2022 and 2021, respectively, and 0.1 million and 15.0 million for the nine months ended September 30, 2022 and 2021, respectively, from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

Performance Obligations

As of September 30, 2022 and December 31, 2021, the Company had performance bonds totaling $203.7 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $9.7 million and $3.5 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued liabilities:
Exploration, development and production	$54,901	$61,881
Revenue payable	21,830	31,986
Current asset retirement obligations	3,234	3,222
General and administrative expenses	23,886	27,980
Interest	28,800	31,117
Income taxes	105,963	69,392
Taxes other than income	1,547	2,854
Derivatives	6,311	19,302
Other	5,724	2,936
	$252,196	$250,670

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the nine months ended September 30, 2022:

September 30, 2022
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$325,459
Liabilities incurred during period	11,964
Liabilities settled during period	(10,532)
Revisions in estimated retirement obligations	(65,552)
Accretion expense	17,762
Ending asset retirement obligations	$279,101

During the nine months ended September 30, 2022 our asset retirement obligations were reduced by approximately $10.0 million as a result of concluding the Tullow pre-emption transaction in March 2022 and approximately $66.2 million as a result of the extension of the Block G licenses in Equatorial Guinea in May 2022. See Note 3 — Acquisitions and Divestitures.

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
(Gain) loss on disposal of inventory	$(821)	$(280)	$(536)	$302
Loss on asset retirement obligations liability settlements	—	58	620	444
Restructuring charges	—	(127)	(4)	710
Other, net	603	543	(1,400)	(453)
Other expenses, net	$(218)	$194	$(1,320)	$1,003

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At September 30, 2022, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2022
Revenues and other income:
Oil and gas revenue	$296,980	$42,473	$—	$116,603	$—	$—	$456,056
Other income, net	1	—	—	698	(82,537)	81,886	48
Total revenues and other income	296,981	42,473	—	117,301	(82,537)	81,886	456,104
Costs and expenses:
Oil and gas production	23,911	11,921	—	26,540	—	—	62,372
Facilities insurance modifications, net	494	—	—	—	—	—	494
Exploration expenses	9,459	1,071	2,182	2,674	1,829	—	17,215
General and administrative	3,967	1,991	2,624	2,804	44,577	(31,956)	24,007
Depletion, depreciation and amortization	65,288	7,741	143	32,701	440	—	106,313
Interest and other financing costs, net(1)	16,922	(595)	(18,402)	2,785	29,086	—	29,796
Derivatives, net	—	—	—	—	(113,842)	—	(113,842)
Other expenses, net	(101,457)	(6,464)	145	(6,317)	33	113,842	(218)
Total costs and expenses	18,584	15,665	(13,308)	61,187	(37,877)	81,886	126,137
Income (loss) before income taxes	278,397	26,808	13,308	56,114	(44,660)	—	329,967
Income tax expense (benefit)	98,413	7,371	—	(275)	2,204	—	107,713
Net income (loss)	$179,984	$19,437	$13,308	$56,389	$(46,864)	$—	$222,254

Consolidated capital expenditures, net	$40,871	$2,435	$114,339	$43,612	$1,834	$—	$203,091

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2022
Revenues and other income:
Oil and gas revenue	$1,032,551	$261,442	$—	$441,446	$—	$—	$1,735,439
Gain on sale of assets	—	—	—	471	—	—	471
Other income, net	1	—	—	1,726	340,768	(342,352)	143
Total revenues and other income	1,032,552	261,442	—	443,643	340,768	(342,352)	1,736,053
Costs and expenses:
Oil and gas production	137,030	60,384	—	79,850	—	—	277,264
Facilities insurance modifications, net	7,246	—	—	—	—	—	7,246
Exploration expenses	11,433	4,047	80,271	19,770	3,135	—	118,656
General and administrative	11,379	5,008	6,890	11,181	138,783	(98,817)	74,424
Depletion, depreciation and amortization	229,074	40,729	257	115,648	1,253	—	386,961
Interest and other financing costs, net(1)	46,208	(1,682)	(46,903)	8,244	86,450	—	92,317
Derivatives, net	—	—	—	—	243,534	—	243,534
Other expenses, net	215,340	17,553	(1,200)	11,355	(834)	(243,534)	(1,320)
Total costs and expenses	657,710	126,039	39,315	246,048	472,321	(342,351)	1,199,082
Income (loss) before income taxes	374,842	135,403	(39,315)	197,595	(131,553)	(1)	536,971
Income tax expense (benefit)	133,193	55,420	—	2,828	4,703	—	196,144
Net income (loss)	$241,649	$79,983	$(39,315)	$194,767	$(136,256)	$(1)	$340,827

Consolidated capital expenditures, net	$32,814	$26,732	$261,755	$107,856	$4,545	$—	$433,702

As of September 30, 2022
Property and equipment, net	$1,627,871	$385,442	$1,225,991	$881,990	$17,373	$—	$4,138,667
Total assets	$3,211,263	$1,130,390	$1,727,997	$3,649,195	$18,987,516	$(23,784,949)	$4,921,412
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)Includes activity related to the interest pre-empted by Tullow prior to the March 17, 2022 closing date of the Tullow pre-emption transaction. Additionally, cash consideration of $118.2 million is included as reduction in Consolidated capital expenditures for the nine months ended September 30, 2022.
(3)Includes activity related to our acquisition of an additional interest in the Kodiak oil field commencing June 9, 2022, the acquisition date. Additionally, cash consideration paid of $29.0 million is included in Consolidated capital expenditures for the nine months ended September 30, 2022.

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2021
Revenues and other income:
Oil and gas revenue	$67,247	$35,063	$—	$96,626	$—	$—	$198,936
Gain on sale of assets	—	—	—	—	1,538	—	1,538
Other income, net	—	—	—	256	65,941	(66,131)	66
Total revenues and other income	67,247	35,063	—	96,882	67,479	(66,131)	200,540
Costs and expenses:
Oil and gas production	10,490	13,029	—	26,797	—	—	50,316
Facilities insurance modifications, net	1,555	—	—	—	(1)	—	1,554
Exploration expenses	89	2,089	7,081	13,975	748	—	23,982
General and administrative	3,165	581	2,980	4,177	39,464	(27,908)	22,459
Depletion, depreciation and amortization	20,958	5,999	15	37,551	391	—	64,914
Interest and other financing costs, net(1)	16,836	(446)	(11,604)	3,446	18,641	—	26,873
Derivatives, net	—	—	—	—	38,224	—	38,224
Other expenses, net	34,382	3,229	(106)	648	265	(38,224)	194
Total costs and expenses	87,475	24,481	(1,634)	86,594	97,732	(66,132)	228,516
Income (loss) before income taxes	(20,228)	10,582	1,634	10,288	(30,253)	1	(27,976)
Income tax expense (benefit)	(6,782)	5,758	—	—	1,645	—	621
Net income (loss)	$(13,446)	$4,824	$1,634	$10,288	$(31,898)	$1	$(28,597)

Consolidated capital expenditures, net	$30,935	$20,351	$13,734	$21,188	$(162)	$—	$86,046

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2021
Revenues and other income:
Oil and gas revenue	$313,126	$147,424	$—	$298,905	$—	$—	$759,455
Gain on sale of assets	—	—	—	—	1,564	—	1,564
Other income, net	1	—	—	1,028	347,866	(348,685)	210
Total revenues and other income	313,127	147,424	—	299,933	349,430	(348,685)	761,229
Costs and expenses:
Oil and gas production	80,189	56,373	—	75,309	—	—	211,871
Facilities insurance modifications, net	3,495	—	—	—	—	—	3,495
Exploration expenses	164	4,666	10,812	20,541	5,269	—	41,452
General and administrative	8,636	2,883	7,677	12,620	129,108	(94,296)	66,628
Depletion, depreciation and amortization	132,232	34,474	46	124,598	1,266	—	292,616
Interest and other financing costs, net(1)	36,890	(1,218)	(33,816)	12,307	78,348	(1,784)	90,727
Derivatives, net	—	—	—	—	252,606	—	252,606
Other expenses, net	193,370	34,096	(2,348)	26,185	2,306	(252,606)	1,003
Total costs and expenses	454,976	131,274	(17,629)	271,560	468,903	(348,686)	960,398
Income (loss) before income taxes	(141,849)	16,150	17,629	28,373	(119,473)	1	(199,169)
Income tax expense (benefit)	(48,770)	19,957	—	—	6,196	—	(22,617)
Net income (loss)	$(93,079)	$(3,807)	$17,629	$28,373	$(125,669)	$1	$(176,552)

Consolidated capital expenditures, net	$61,570	$51,444	$169,158	$65,674	$5,564	$—	$353,410

As of September 30, 2021
Property and equipment, net	$1,226,513	$447,795	$822,013	$925,384	$21,192	$—	$3,442,897
Total assets	$1,297,303	$854,530	$1,329,267	$3,216,368	$14,315,531	$(16,859,275)	$4,153,724
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$543,349	$377,850
Acquisition of oil and gas properties	21,205	—
Proceeds on sale of assets	(118,703)	(5,327)
Adjustments:
Changes in capital accruals	1,511	(16,523)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	35,570	24,680
Capitalized interest	(57,489)	(31,956)
Other	8,259	4,686
Total consolidated capital expenditures, net	$433,702	$353,410
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

Overview

We are a full-cycle, deepwater, independent oil and gas exploration and production company focused along the Atlantic Margins. Our key assets include production offshore Ghana, Equatorial Guinea and the U.S. Gulf of Mexico, as well as a world-class gas development offshore Mauritania and Senegal. We also pursue a proven basin exploration program in Equatorial Guinea, Ghana and the U.S. Gulf of Mexico.

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

Globally, the impacts of COVID-19, Russia’s invasion of Ukraine, a potential recession, and other varying macroeconomic conditions has impacted supply and demand for oil and gas, which also resulted in significant variability in oil and gas prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on these commodity prices.

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

Ghana

During the third quarter of 2022, Ghana production averaged approximately 111,100 Bopd gross (36,900 Bopd net). Jubilee production averaged approximately 88,900 Bopd gross (32,600 Bopd net) and TEN production averaged approximately 22,200 Bopd gross (4,300 Bopd net).

In the third quarter of 2022, the multi-year development drilling program continued to progress with the completion of one producer well at TEN which was brought online in the third quarter of 2022. In July 2022, the partnership drilled the first of the two riser base wells at TEN to initially define the extent of the Ntomme reservoir supporting the TEN Enhancement Project. The well was drilled to test two separate reservoir objectives and encountered better reservoir quality and thickness than expected but was water bearing. In October 2022, a second well targeting a different fairway was drilled. The well encountered approximately 5 meters of net oil pay with poorer than expected reservoir quality and has been plugged and abandoned. The partnership will continue to evaluate the full results of the two wells to high-grade and optimize the future drilling plans for TEN. In October 2022, the rig moved back to Jubilee to commence drilling operations on Jubilee Southeast.

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

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 14,700 Boepd net (~83% oil) for the third quarter of 2022.

In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well located in Mississippi Canyon. The Kodiak-3ST well was brought online in early September 2022, with insurance proceeds expected to cover a substantial portion of the costs incurred to return the Kodiak #3 well to production. Well results and initial production were in line with expectations, however well productivity declined through the end of the third quarter of 2022. Workover plans are being developed for remediation.

In January 2021, we announced the Winterfell exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2022, the Winterfell-2 appraisal well in Green Canyon Block 943 was drilled to evaluate the adjacent fault block to the northwest of the original Winterfell discovery and was designed to test two horizons that were oil bearing in the Winterfell-1 well, with an exploration tail into a deeper horizon. The well discovered approximately 40 meters (120 feet) of net oil pay in the first and second horizons with better oil saturation and porosity than pre-drill expectations. The exploration tail discovered an additional oil-bearing horizon in a deeper reservoir which is also prospective in the blocks immediately to the north. During the third quarter of 2022, the Field Development Plan for the Winterfell field was approved by all partners and a rig has been secured by Beacon, the operator of the Winterfell field, to undertake the development drilling, including the sidetrack and completion of the Winterfell-1 well, completion of the Winterfell-2 well and drilling and completion of the Winterfell-3 well in an adjacent fault block to the southeast of the Winterfell-1 discovery well as part of the Field Development Plan. Host facility production handling agreement and midstream export agreement are expected to be completed within the next several months.

In March 2022, Kosmos completed the acquisition of an additional 5.5% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988 and an additional 1.5% interest in Green Canyon blocks 899 and 900 for $9.6 million. Additionally, in September 2022, Kosmos completed the acquisition of an additional 3.2% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988 and an additional 1.4% interest in Green Canyon blocks 899 and 900 for $6.6 million. As a result of the two transactions, our participating interests in the Green Canyon Blocks 943, 944, 987, and 988 is now 25.0% and our participating interests in the Green Canyon Blocks 899 and 900 is now 37.8%.

In June 2022, we executed, as operator of the Odd Job field, a contract for $131.6 million (gross) with Subsea 7 (US) LLC and OneSubsea LLC to fabricate and install a subsea pump in the Odd Job field. The project commenced in July 2022 with an expected online date around the middle of 2024. Kosmos’ working interest in the Odd Job field is approximately 54.9%.

In August 2022, the operator of the Helix Producer I (the “HP-I”) production vessel disconnected the HP-I for a scheduled dry-dock inspection required by the U.S. Coast Guard. As a result, production from the Tornado field was shut-in approximately 45 days while the vessel underwent its scheduled dry-dock. In September 2022, the HP-1 was successfully brought back online and production from the Tornado field re-commenced. Production from the Tornado field was also impacted in late September 2022 and early October 2022 by loop currents in the Gulf of Mexico.

In September 2022, the operator of the Delta House floating production facility shut in production as the export pipeline underwent scheduled maintenance. As a result, production from the Odd Job, Marmalard, SOB II and Nearly Headless Nick fields were shut-in approximately 27 days. In late October 2022, the Delta House production facility saw approximately two weeks of additional unplanned downtime due to an issue with the gas compressors.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 29,700 Bopd gross (9,300 Bopd net) in the third quarter of 2022.

In August 2022, the partnership entered into a rig contract for the next drilling campaign, which is expected to begin in the second half of 2023.

In October 2022, we entered into a farm-out agreement with Panoro Energy ASA (Panoro) to farm-out a 6.0% participating interest in Block S offshore Equatorial Guinea, resulting in our participating interest in Block S reducing to 34.0%. The transaction is expected to close around the end of the year.

Mauritania and Senegal

In June 2022, the exploration period of Block C8 offshore Mauritania expired. In October 2022, the partnership and the government of Mauritania executed a new Production Sharing Contract (“PSC”) covering the BirAllah and Orca discoveries. The new PSC, which has been approved by the government of Mauritania and will become effective upon being published in Mauritania’s Official Gazette, provides up to thirty months to submit a development plan covering the BirAllah and/or Orca discoveries with the terms of the new PSC substantially similar to the former PSC for Block C8 with additional provisions for enhanced back-in rights for the Government of Mauritania, local content, SMH’s capacity building and an environmental fund. Kosmos’ participating interest in the new PSC will be 28.0% and full election by SMH of their back-in rights would reduce Kosmos’ participating interest to approximately 22.1%.

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continues to make good progress in 2022 with first gas for the project targeted in the third quarter of 2023. The following milestones were achieved as of the end of the third quarter of 2022 and post quarter-end:

•FLNG: on track for sailaway in first half of 2023 as construction and mechanical completion activities continue and commissioning work has begun

•FPSO: In September 2022, Typhoon Muifa passed through the COSCO shipyard in Qidong in China causing the mooring lines of the Greater Tortue FPSO to become compromised. As a result, the Greater Tortue FPSO drifted approximately 200 meters off the quayside. The Greater Tortue FPSO has been returned to the quayside of the COSCO shipyard in China and inspections conducted to date have not identified any significant damage. The forward plan is to complete all inspections and incorporate any findings into mechanical completion activities along with commissioning work prior to sailaway, which is expected around year-end.

•Hub Terminal: largely complete with the living quarters platform installed and commissioning activities commenced

•Subsea: shallow water gas export pipeline from the FPSO to the hub terminal has been installed and deepwater pipelay vessel is in the region conducting final testing prior to mobilization which is expected in the coming weeks to lay the deepwater pipeline and in-field flowlines

•Drilling: successfully drilled all four wells with expected production capacity significantly more than required at first gas

Results of Operations

All of our results, as presented in the table below, represent operations from Jubilee and TEN fields in Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and nine months ended September 30, 2022 and 2021 are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	4,458	2,719	16,028	11,349
Gas (MMcf)	859	1,078	3,115	3,624
NGL (MBbl)	84	111	330	365
Total (MBoe)	4,685	3,010	16,877	12,318
Total (Boepd)	50,926	32,714	61,821	45,121

Revenues:
Oil sales	$444,491	$190,599	$1,699,167	$737,381
Gas sales	8,595	4,508	23,802	12,727
NGL sales	2,970	3,829	12,470	9,347
Total oil and gas revenue	$456,056	$198,936	$1,735,439	$759,455

Average oil sales price per Bbl	$99.71	$70.10	$106.01	$64.97
Average gas sales price per Mcf	10.01	4.18	7.64	3.51
Average NGL sales price per Bbl	35.36	34.50	37.79	25.61
Average total sales price per Boe	97.34	66.10	102.83	61.65

Costs:
Oil and gas production, excluding workovers	$58,811	$47,182	$268,154	$201,975
Oil and gas production, workovers	3,561	3,134	9,110	9,896
Total oil and gas production costs	$62,372	$50,316	$277,264	$211,871

Depletion, depreciation and amortization	$106,313	$64,914	$386,961	$292,616

Average cost per Boe:
Oil and gas production, excluding workovers	$12.55	$15.68	$15.89	$16.40
Oil and gas production, workovers	0.76	1.04	0.54	0.80
Total oil and gas production costs	13.31	16.72	16.43	17.20

Depletion, depreciation and amortization	22.69	21.57	22.93	23.76
Total	$36.00	$38.29	$39.36	$40.96

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2022:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	7	2.70
TEN(1)	1	0.20	—	—	—	—	7	1.43
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	—	—	—	—	1	0.43
U.S. Gulf of Mexico
Winterfell	—	—	—	—	2	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim Unit	—	—	1	0.27	—	—	3	0.80
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	1	0.20	1	0.27	6	1.80	18	5.36

(1)Includes the NT-11 well which is considered a step out well from an accounting perspective, but is being drilled as part of the TEN development plan.

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$456,056	$198,936	$257,120
Gain on sale of assets	—	1,538	(1,538)
Other income, net	48	66	(18)
Total revenues and other income	456,104	200,540	255,564
Costs and expenses:
Oil and gas production	62,372	50,316	12,056
Facilities insurance modifications, net	494	1,554	(1,060)
Exploration expenses	17,215	23,982	(6,767)
General and administrative	24,007	22,459	1,548
Depletion, depreciation and amortization	106,313	64,914	41,399
Interest and other financing costs, net	29,796	26,873	2,923
Derivatives, net	(113,842)	38,224	(152,066)
Other expenses, net	(218)	194	(412)
Total costs and expenses	126,137	228,516	(102,379)
Income (loss) before income taxes	329,967	(27,976)	357,943
Income tax expense	107,713	621	107,092
Net income (loss)	$222,254	$(28,597)	$250,851

Oil and gas revenue.  Oil and gas revenue increased by $257.1 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 primarily as a result of higher production rates at Jubilee and our acquisition of additional interests in Ghana during the fourth quarter of 2021 which drove increased sales volumes in Ghana as well as higher average oil prices. We sold 4,685 MBoe at an average realized price per barrel equivalent of $97.34 during the three months ended September 30, 2022 and 3,010 MBoe at an average realized price per barrel equivalent of $66.10 during the three months ended September 30, 2021.

Oil and gas production.  Oil and gas production costs increased by $12.1 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 primarily as a result of increased sales volumes in Ghana, partially offset by lower production costs per barrel driven by field production mix in our Ghana business unit.

Exploration expenses.  Exploration expenses decreased by $6.8 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 primarily as result of approximately $9.3 million of exploration expenses for the three months ended September 30, 2022 related to the two abandoned Ntomme step out wells, compared to approximately $7.0 million related to the exit of an exploration lease in Mauritania and the Zora exploration well which did not find hydrocarbons and was plugged and abandoned in August 2021 with $12.6 million of well costs charged to exploration expense for the three months ended September 30, 2021.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $41.4 million during the three months ended September 30, 2022, as compared with the three months ended September 30, 2021 primarily as a result of higher sales volumes during the quarter.

Interest and other financing costs, net. Interest and other financing costs, net increased $2.9 million during the three months ended September 30, 2022, as compared with the three months ended September 30, 2021 primarily as a result of increased interest expense on the 7.750% Senior Notes issued in October 2021 and guarantee fees on the Tortue FPSO transaction, offset by increased capitalized interest related to the Greater Tortue Ahmeyim project.

Derivatives, net.  During the three months ended September 30, 2022 and 2021, we recorded a gain of $113.8 million and a loss of $38.2 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended September 30, 2022 and 2021, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

    Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,735,439	$759,455	$975,984
Gain on sale of assets	471	1,564	(1,093)
Other income, net	143	210	(67)
Total revenues and other income	1,736,053	761,229	974,824
Costs and expenses:
Oil and gas production	277,264	211,871	65,393
Facilities insurance modifications, net	7,246	3,495	3,751
Exploration expenses	118,656	41,452	77,204
General and administrative	74,424	66,628	7,796
Depletion, depreciation and amortization	386,961	292,616	94,345
Interest and other financing costs, net	92,317	90,727	1,590
Derivatives, net	243,534	252,606	(9,072)
Other expenses, net	(1,320)	1,003	(2,323)
Total costs and expenses	1,199,082	960,398	238,684
Income (loss) before income taxes	536,971	(199,169)	736,140
Income tax expense	196,144	(22,617)	218,761
Net income (loss)	$340,827	$(176,552)	$517,379

Oil and gas revenue.  Oil and gas revenue increased by $976.0 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily as a result of higher production rates at Jubilee and our acquisition of additional interests in Ghana during the fourth quarter of 2021 which drove increased sales volumes in Ghana as well as higher average oil prices. We sold 16,877 MBoe at an average realized price per barrel equivalent of $102.83 during the nine months ended September 30, 2022 and 12,318 MBoe at an average realized price per barrel equivalent of $61.65 during the nine months ended September 30, 2021.

Oil and gas production.  Oil and gas production costs increased by $65.4 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily as a result of increased sales volumes in Ghana and by field production mix in our Ghana business unit.

Exploration expenses.  Exploration expenses increased by $77.2 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily a result of the $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania that were written off to exploration expense with the expiration of the exploration period of Block C8, approximately $10.9 million related to the two abandoned Ntomme step out wells, and approximately $15.0 million related to the exit of leases in the U.S. Gulf of Mexico and Mauritania business units, compared to the Zora exploration well, which did not find hydrocarbons and was plugged and abandoned in August 2021 with $14.1 million of well costs charged to exploration expense for the nine months ended September 30, 2021.

General and administrative.  General and administrative costs increased by $7.8 million during the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021 primarily as a result of increased compensation and benefits, travel costs and professional fees for the nine months ended September 30, 2022.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $94.3 million during the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021 primarily as a result of higher sales volumes in the current year.

Interest and other financing costs, net.  Interest and other financing costs, net increased $1.6 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily as a result of increased interest expense on the 7.750% Senior Notes and the 7.500% Senior Notes issued during 2021 and guarantee fees on the Greater Tortue FPSO transaction, offset by $15.2 million for loss on extinguishment of debt during the second quarter of 2021 related to the Facility amendment and increased capitalized interest related to the Greater Tortue Ahmeyim project.

Derivatives, net.  During the nine months ended September 30, 2022 and 2021, we recorded a loss of $243.5 million and a loss of $252.6 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense (benefit). For the nine months ended September 30, 2022 and 2021, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

Oil prices are historically volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position support our remaining capital program for 2022.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$863,236	$143,841
Net proceeds from issuance of senior notes	—	444,375
Borrowings under long-term debt	—	250,000
Proceeds on sale of assets	118,703	5,327
	981,939	843,543
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	543,349	377,850
Acquisition of oil and gas properties	21,205	—
Notes receivable from partners	28,188	41,712
Payments on long-term debt	322,500	400,000
Purchase of treasury stock	2,753	1,100
Dividends	655	512
Deferred financing costs	6,288	17,291
	924,938	838,465
Increase in cash, cash equivalents and restricted cash	$57,001	$5,078

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2022 was $863.2 million compared with net cash provided by operating activities for the nine months ended September 30, 2021 of $143.8 million. The increase in cash provided by operating activities in the nine months ended September 30, 2022 when compared to the same period in 2021 is primarily a result of increased sales volumes and higher oil prices.

The following table presents our net debt and liquidity as of September 30, 2022:

September 30, 2022
(In thousands)
Cash and cash equivalents	$231,565
Restricted cash	332
7.125% Senior Notes	650,000
7.750% Senior Notes	400,000
7.500% Senior Notes	450,000
Borrowings under the Facility	700,000
Borrowings under the GoM Term Loan	152,500
Net debt	$2,120,603

Availability under the Facility	$550,000
Availability under the Corporate Revolver	$250,000
Available borrowings plus cash and cash equivalents	$1,031,565

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

2022 Capital Program
We estimate we will spend around $700 million of capital for the year ending December 31, 2022, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $225 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend

•Approximately $125 million related to growth activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, primarily pre-investment for infrastructure required to support production growth in 2023 and beyond

•Approximately $325 million related to development of Phase 1 of Greater Tortue Ahmeyim, net of the Greater Tortue FPSO transaction benefit

•Approximately $25 million related to progressing the appraisal plans of our greater gas resource in Mauritania and Senegal, including Phase 2 of Greater Tortue Ahmeyim, BirAllah and Yakaar-Teranga.

Through September 30, 2022, we have spent approximately $508.0 million on capital expenditures, excluding the offsetting impact of the Tullow and Kodiak pre-emption transactions and Winterfell acquisitions.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities with a borrowing base calculation that includes value related to the Jubilee, TEN, Ceiba and Okume fields, however, the additional interests in Jubilee and TEN acquired in the October 2021 acquisition of Anadarko WCTP are not included in the borrowing base calculation. During the nine months ended September 30, 2022, the Company made principal repayments totaling $300.0 million on the Facility including $100.0 million with the proceeds from the Tullow pre-emption transaction. See Note 3 — Acquisitions and Divestitures. In October 2022, during the Fall 2022 redetermination, the Company’s lending syndicate approved a borrowing base of approximately $1.24 billion. As of September 30, 2022, borrowings under the Facility totaled $700.0 million and the undrawn availability under the facility was $550.0 million.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of September 30, 2022, we had no letters of credit issued under the Facility.

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
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain asset. We were in compliance with the financial covenants contained in the Facility as of September 30, 2022 (the most recent assessment date). The Facility contains customary cross default provisions.
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

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. The Company expects the reduced Corporate Revolver size to offset an increase in the margin, resulting in slightly lower interest expenses going forward. As of September 30, 2022, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

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

 We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2022 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. As of September 30, 2022, borrowings under the GoM Term Loan totaled $152.5 million. As of September 30, 2022, $30.0 million of the total $152.5 million outstanding under the GoM Term Loan have been classified within Current maturities of long-term debt on our consolidated balance sheet.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2022 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							September 30,
	2022(2)	2023	2024	2025	2026	Thereafter	Total(3)	2022
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$—	$650,000	$—	$650,000	$534,034
7.750% Senior Notes	—	—	—	—	—	400,000	$400,000	$320,992
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	352,598

Variable rate debt:
Weighted average interest rate	7.76%	8.45%	8.39%	8.06%	8.29%	8.53%
Facility(1)	$—	$—	$—	$169,011	$352,418	$178,571	$700,000	$700,000
GoM Term Loan	7,500	30,000	30,000	85,000	—	—	152,500	152,500

Total principal debt repayments(1)	$7,500	$30,000	$30,000	$254,011	$1,002,418	$1,028,571	$2,352,500
Interest & commitment fee payments on long-term debt	35,318	193,773	188,803	168,369	117,837	69,931	774,031
Operating leases(4)	989	4,003	4,074	4,145	4,216	10,825	28,252
Purchase obligations(5)	2,880	68,198	34,976	—	—	—	106,054
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of September 30, 2022. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period October 1, 2022 through December 31, 2022.
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
•the impact of Russia’s invasion of Ukraine and the effects it has on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and NGL prices and operating and capital expenditures;
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

•our vulnerability to severe weather events, including, but not limited to, tropical storms and hurricanes in the Gulf of Mexico;
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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2022:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2021	$(66,315)
Changes in contract fair value	(257,112)
Contract maturities	304,328
Fair value of contracts outstanding as of September 30, 2022	$(19,099)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first nine months of 2022 ranged between $78.99 and $137.64 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first nine months of 2022.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2022. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			September 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2022(2)
								(In thousands)
2022:
Oct — Dec	Three-way collars	Dated Brent	1,125	$0.64	$43.33	$56.67	$76.91	$(12,025)
Oct — Dec	Three-way collars	NYMEX WTI	250	1.45	50.00	65.00	85.00	(809)
Oct — Dec	Two-way collars	Dated Brent	1,500	1.22	—	62.50	83.33	(10,850)
Oct — Dec	Sold calls(1)	Dated Brent	395	—	—	—	60.00	(9,707)
2023:
Jan — Dec	Three-way collars	Dated Brent	4,000	1.21	48.75	70.00	106.38	758
Jan — Dec	Two-way collars	Dated Brent	2,000	2.50	—	75.00	125.00	13,534
__________________________________
(1)Represents call option contracts sold to counterparties to enhance other derivative positions
(2)Fair values are based on the average forward oil prices on September 30, 2022.

In October 2022, we entered into Dated Brent three-way collar contracts for 1.0 MMBbl from January 2023 through December 2023 with a sold put price of $50.00 per barrel, a floor price of $75.00 per barrel and a ceiling price of $110.00 per barrel. In addition, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2023 through December 2023 with a floor price of $70.00 per barrel and a ceiling price of $110.00 per barrel.

At September 30, 2022, our open commodity derivative instruments were in a net liability position of $19.1 million. As of September 30, 2022, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $43.0 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $39.0 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of September 30, 2022 total $0.9 billion and have a weighted average interest rate of 6.8%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $3.1 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 7, 2022	/s/ NEAL D. SHAH
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