Form 10-Q
period 2023-03-31
Kosmos Energy Ltd.
filed 2023-05-09
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2023
Common Shares, $0.01 par value	459,967,597

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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, however, forecasted capital expenditures in relation to the additional interests in Ghana acquired in the October 2021 acquisition of Anadarko WCTP are not included, to (y) the aggregate loan amounts outstanding under the Facility.
“LIBOR”	London Interbank Offered Rate
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.

“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,427	$183,405
Receivables:
Joint interest billings, net	36,151	28,851
Oil sales	57,955	67,483
Other	15,899	23,401
Inventories	163,863	133,515
Prepaid expenses and other	28,902	24,722
Derivatives	12,121	7,344
Total current assets	443,318	468,721
Property and equipment:
Oil and gas properties, net	3,961,074	3,837,437
Other property, net	5,104	5,210
Property and equipment, net	3,966,178	3,842,647
Other assets:
Restricted cash	3,416	3,416
Long-term receivables	256,249	235,696
Deferred financing costs, net of accumulated amortization of $13,843 and $13,263 at March 31, 2023 and December 31, 2022, respectively	4,060	4,640
Derivatives	1,937	1,725
Other	22,987	23,143
Total assets	$4,698,145	$4,579,988
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$273,195	$212,275
Accrued liabilities	319,801	325,206
Current maturities of long-term debt	30,000	30,000
Derivatives	1,517	6,773
Total current liabilities	624,513	574,254
Long-term liabilities:
Long-term debt, net	2,191,054	2,195,911
Derivatives	—	778
Asset retirement obligations	301,659	300,800
Deferred tax liabilities	460,414	468,445
Other long-term liabilities	251,065	251,952
Total long-term liabilities	3,204,192	3,217,886
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 503,852,313 and 500,161,421 issued at March 31, 2023 and December 31, 2022, respectively	5,039	5,002
Additional paid-in capital	2,503,940	2,505,694
Accumulated deficit	(1,402,532)	(1,485,841)
Treasury stock, at cost, 44,263,269 shares at March 31, 2023 and December 31, 2022, respectively	(237,007)	(237,007)
Total stockholders’ equity	869,440	787,848
Total liabilities and stockholders’ equity	$4,698,145	$4,579,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues and other income:
Oil and gas revenue	$394,240	$659,015
Other income, net	(373)	52
Total revenues and other income	393,867	659,067
Costs and expenses:
Oil and gas production	83,936	124,703
Facilities insurance modifications, net	—	7,136
Exploration expenses	12,000	11,876
General and administrative	29,167	25,793
Depletion, depreciation and amortization	109,374	158,969
Interest and other financing costs, net	24,568	33,139
Derivatives, net	(6,840)	282,172
Other expenses, net	2,030	2,426
Total costs and expenses	254,235	646,214
Income before income taxes	139,632	12,853
Income tax expense	56,323	11,453
Net income	$83,309	$1,400

Net income per share:
Basic	$0.18	$0.00
Diluted	$0.17	$0.00

Weighted average number of shares used to compute net income per share:
Basic	458,318	454,102
Diluted	479,326	469,164

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2023:
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Equity-based compensation	—	—	10,093	—	—	10,093
Restricted stock units	3,691	37	(37)	—	—	—
Tax withholdings on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	83,309	—	83,309
Balance as of March 31, 2023	503,852	5,039	2,503,940	(1,402,532)	(237,007)	869,440

2022:
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	12	—	—	12
Equity-based compensation	—	—	8,425	—	—	8,425
Restricted stock units	3,377	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	1,400	—	1,400
Balance as of March 31, 2022	499,529	$4,995	$2,479,325	$(1,710,992)	$(237,007)	$536,321

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$83,309	$1,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	111,925	161,639
Deferred income taxes	(8,032)	(85,792)
Unsuccessful well costs and leasehold impairments	1,304	2,401
Change in fair value of derivatives	(2,338)	290,806
Cash settlements on derivatives, net (including $(4.2) million and $(83.6) million on commodity hedges during 2023 and 2022)	(11,357)	(93,050)
Equity-based compensation	10,093	8,392
Loss on extinguishment of debt	—	192
Other	(2,273)	(2,288)
Changes in assets and liabilities:
(Increase) decrease in receivables	10,275	(24,786)
(Increase) in inventories	(30,583)	(8,238)
(Increase) in prepaid expenses and other	(4,208)	(12,799)
Increase in accounts payable	60,920	13,385
Increase (decrease) in accrued liabilities	(15,182)	78,366
Net cash provided by operating activities	203,853	329,628
Investing activities
Oil and gas assets	(223,685)	(108,834)
Proceeds on sale of assets	—	118,222
Notes receivable from partners	(15,671)	—
Net cash provided by (used in) investing activities	(239,356)	9,388
Financing activities
Payments on long-term debt	(7,500)	(107,500)
Tax withholdings on restricted stock units	(11,810)	(2,753)
Dividends	(165)	(642)
Deferred financing costs	—	(5,738)
Net cash used in financing activities	(19,475)	(116,633)
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,978)	222,383
Cash, cash equivalents and restricted cash at beginning of period	186,821	174,896
Cash, cash equivalents and restricted cash at end of period	$131,843	$397,279

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$5,170	$40,466
Income taxes, net of refund received	$50,780	$18,356

See accompanying notes.

KOSMOS ENERGY LTD.

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

Kosmos Energy Ltd. is incorporated in the State of Delaware as a holding company for Kosmos Energy Delaware Holdings, LLC, a Delaware limited liability company. As a holding company, Kosmos Energy Ltd.’s management operations are conducted through a wholly-owned subsidiary, Kosmos Energy, LLC. The terms “Kosmos,” the “Company,” “we,” “us,” “our,” “ours,” and similar terms refer to Kosmos Energy Ltd. and its wholly-owned subsidiaries, unless the context indicates otherwise.

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The interim consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These interim consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net income, current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$128,427	$183,405
Restricted cash - long-term	3,416	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$131,843	$186,821

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

Inventories

Inventories consisted of $136.2 million and $125.3 million of materials and supplies and $27.7 million and $8.2 million of hydrocarbons as of March 31, 2023 and December 31, 2022, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

    Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues from contract with customer - Equatorial Guinea	$70,197	$108,745
Revenues from contract with customer - Ghana	237,519	417,107
Revenues from contract with customers - U.S. Gulf of Mexico	91,026	141,797
Provisional oil sales contracts	(4,502)	(8,634)
Oil and gas revenue	$394,240	$659,015

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our purchasers and/or marketing agents would not have a long‑term material adverse effect on our financial position or results of operations.

3. Acquisitions and Divestitures

In February 2023, Kosmos and Panoro Energy ASA (“Panoro”) entered into a petroleum contract covering Block EG-01 offshore Equatorial Guinea with the Republic of Equatorial Guinea. Kosmos holds a 24% participating interest in the block and the operator, Panoro, holds a 56% participating interest. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. Block EG-01 currently comprises approximately 59,400 acres (240 square kilometers), with a first exploration period of three years from the effective date (March 1, 2023).

In March 2023, we closed a farm-out agreement with Panoro, whereby Panoro acquired a 6.0% participating interest in Block S offshore Equatorial Guinea. As a result of the farm-out agreement, Kosmos’ participating interest in Block S was reduced to 34.0%.

4. Long-term Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently targeted at the end of the fourth quarter of 2023. Kosmos’ share for the two agreements combined is currently estimated at approximately $240.0 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of March 31, 2023 and December 31, 2022, the balance due from the national oil companies (including interest) was $237.5 million and $218.4 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets. Interest income on the long-term notes receivable was $3.5 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Oil and gas properties:
Proved properties	$7,172,499	$6,953,435
Unproved properties	347,505	341,334
Total oil and gas properties	7,520,004	7,294,769
Accumulated depletion	(3,558,930)	(3,457,332)
Oil and gas properties, net	3,961,074	3,837,437

Other property	61,417	60,730
Accumulated depreciation	(56,313)	(55,520)
Other property, net	5,104	5,210

Property and equipment, net	$3,966,178	$3,842,647

We recorded depletion expense of $101.6 million and $151.6 million for the three months ended March 31, 2023 and 2022, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the three months ended March 31, 2023.

March 31, 2023
(In thousands)
Beginning balance	$145,957
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,093
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$148,050

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2023	December 31, 2022
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to three years	32,515	32,770
Exploratory well costs capitalized for a period of four to six years	115,535	113,187
Ending balance	$148,050	$145,957
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of March 31, 2023, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

Yakaar and Teranga Discoveries — In May 2016, we completed the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we completed the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we completed the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During the first quarter of 2023 we have continued progressing appraisal studies and maturing concept design. Following additional evaluation, a decision regarding commerciality is expected to be made.

Asam Discovery — In October 2019, we completed the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. The discovery was subsequently named Asam. In July 2020, an appraisal work program was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and the appraisal work program is currently ongoing to integrate all available data into models to establish the scale of the discovered resource and evaluate the optimum development solution. During the fourth quarter of 2022, we received approval from the Government of Equatorial Guinea to enter the second sub-period phase of the Block S exploration license with a scheduled expiration in December 2024. Additionally, in December 2022 the Asam field appraisal report was submitted to the Government of Equatorial Guinea. During the first quarter of 2023, studies and concept design continued to progress. Following additional evaluation, a decision regarding commerciality is expected to be made.

7. Debt

	March 31, 2023	December 31, 2022
	(In thousands)
Outstanding debt principal balances:
Facility	$625,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	137,500	145,000
Total long-term debt	2,262,500	2,270,000
Unamortized deferred financing costs and discounts(1)	(41,446)	(44,089)
Total debt, net	2,221,054	2,225,911
Less: Current maturities of long-term debt	(30,000)	(30,000)
Long-term debt, net	$2,191,054	$2,195,911
__________________________________

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of March 31, 2023, borrowings under the Facility totaled $625.0 million and the undrawn availability under the Facility was $618.0 million. Final maturity of the Facility is in March 2027. In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of approximately $1.15 billion resulting in a reduction of approximately $100 million of availability under the Facility. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana (excluding the additional interests in Jubilee and TEN acquired in the acquisition of Anadarko WCTP in October 2021) and Equatorial Guinea.

On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, to be effective as of April 19, 2023. Effective April 19, 2023, interest on the Facility is now the aggregate of the applicable margin (3.75% to 5.00%, depending on the length of time that has passed from the date the Facility was entered into), plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published and a credit adjustment spread. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835 — Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2023 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.

The Company capitalized $6.1 million of deferred financing costs associated with entering into the new revolving credit facility in March 2022, which will be amortized over the term of the new revolving credit facility. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR, to be effective as of April 19, 2023, and to reflect that The Standard Bank of South Africa Limited has been appointed as the new Facility Agent. Effective April 19, 2023, interest on the Corporate Revolver is now the aggregate of a 7.0% margin, the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published and a credit adjustment spread. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn portion of the total commitments. Commitment fees for the lenders are equal to 30% per annum of the respective margin when a commitment is available for utilization.

We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2023 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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
GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at the weighted average margin of 5.9% per annum plus a benchmark rate of 0.35% and Federal Funds Rate and matures in 2025, with quarterly principal repayments having started since the fourth quarter of 2021. As of March 31, 2023, $30.0 million of the total $137.5 million outstanding under the GoM Term Loan has been classified within Current maturities of long-term debt on our consolidated balance sheet.

We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of March 31, 2023 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Principal Debt Repayments

At March 31, 2023, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2023(2)	2024	2025	2026	2027	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,262,500	$22,500	$30,000	$262,548	$918,880	$578,572	$450,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of March 31, 2023 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period April 1, 2023 through December 31, 2023.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Interest expense	$48,515	$43,162
Amortization—deferred financing costs	2,551	2,670
Loss on extinguishment of debt	—	192
Capitalized interest	(30,203)	(16,139)
Deferred interest	(317)	(1,450)
Interest income	(4,141)	(1,540)
Other, net	8,163	6,244
Interest and other financing costs, net	$24,568	$33,139

Capitalized interest for the three months ended March 31, 2023 and 2022 primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. After first gas production on the Greater Tortue Ahmeyim Phase 1 project, which is targeted at the end of the fourth quarter of 2023, we will no longer capitalize interest on the project.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2023. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2023:
Apr - Dec	Three-way collars	Dated Brent	4,500	$1.34	$49.17	$71.67	$107.58
Apr - Dec	Two-way collars	Dated Brent	2,750	1.98	—	72.73	118.18
2024:
Jan - Dec	Three-way collars	Dated Brent	2,000	1.35	45.00	70.00	97.50
__________________________________

In April 2023, we entered into Dated Brent two-way collar contracts for 1.0 MMBbl from July 2023 through December 2023 with a floor price of $70.00 per barrel and a ceiling price of $100.00 per barrel.

The following tables disclose the Company’s derivative instruments as of March 31, 2023 and December 31, 2022, and gain/(loss) from derivatives during the three months ended March 31, 2023 and 2022, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2023	December 31, 2022
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$12,121	$7,344
Provisional oil sales	Receivables: Oil Sales	3,842	1,170
Commodity	Derivatives assets—long-term	1,937	1,725
Derivative liabilities:
Commodity	Derivatives liabilities—current	(1,517)	(6,773)
Commodity	Derivatives liabilities—long-term	—	(778)
Total derivatives not designated as hedging instruments		$16,383	$2,688

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2023	2022
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(4,502)	$(8,634)
Commodity	Derivatives, net	6,840	(282,172)
Total derivatives not designated as hedging instruments		$2,338	$(290,806)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2023 and December 31, 2022, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2023
Assets:
Commodity derivatives	$—	$14,058	$—	$14,058
Provisional oil sales	—	3,842	—	3,842
Liabilities:
Commodity derivatives	—	(1,517)	—	(1,517)
Total	$—	$16,383	$—	$16,383
December 31, 2022
Assets:
Commodity derivatives	$—	$9,069	$—	$9,069
Provisional oil sales	—	1,170	—	1,170
Liabilities:
Commodity derivatives	—	(7,551)	—	(7,551)
Total	$—	$2,688	$—	$2,688

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

Debt

The following table presents the carrying values and fair values at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$645,994	$562,068	$645,699	$558,201
7.750% Senior Notes	396,093	335,180	395,893	335,592
7.500% Senior Notes	445,741	369,738	445,564	361,958
GoM Term Loan	137,500	137,500	145,000	145,000
Facility	625,000	625,000	625,000	625,000
Total	$2,250,328	$2,029,486	$2,257,156	$2,025,751

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

During the three months ended March 31, 2023 and 2022, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $10.1 million and $8.4 million during the three months ended March 31, 2023 and 2022, respectively. The total tax benefit for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.4 million, respectively. Additionally, we recorded a net tax (windfall) shortfall related to equity-based compensation of $(2.7) million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The fair value of awards vested during the three months ended March 31, 2023 and 2022 was $41.0 million and $17.4 million, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of March 31, 2023:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2022	4,916	$4.18	12,041	$5.61
Granted(1)	2,460	7.67	3,387	12.25
Forfeited(1)	(59)	5.50	(21)	9.40
Vested	(2,482)	3.75	(2,702)	8.88
Outstanding at March 31, 2023	4,835	5.60	12,705	6.46
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

As of March 31, 2023, total equity-based compensation to be recognized on unvested restricted stock units is $59.2 million over a weighted average period of 2.12 years. At March 31, 2023, the Company had approximately 1.7 million shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $12.33 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 105.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 3.7%.

11. Income Taxes

We evaluate our estimated annual effective income tax rate each quarter, based on current and forecasted business results and enacted tax laws, and apply this tax rate to our ordinary income or loss to calculate our estimated tax expense or benefit. The Company excludes zero statutory tax rate and tax-exempt jurisdictions from our evaluation of the estimated annual effective income tax rate. The tax effect of discrete items are recognized in the period in which they occur at the applicable statutory tax rate.

Income (loss) before income taxes is composed of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
United States	$(24,594)	$9,283
Foreign	164,226	3,570
Income (loss) before income taxes	$139,632	$12,853

For the three months ended, March 31, 2023 and 2022, our effective tax rate was 40% and 89%, respectively. For the three months ended March 31, 2023 and 2022, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations,
•Jurisdictions that have a 0% statutory tax rate or that are tax exempt,
•Jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and
•Other non-deductible expenses, primarily in the U.S.

12. Net Income Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$83,309	$1,400
Denominator:
Weighted average number of shares outstanding:
Basic	458,318	454,102
Restricted stock units(1)	21,008	15,062
Diluted	479,326	469,164
Net income per share:
Basic	$0.18	$0.00
Diluted	$0.17	$0.00
__________________________________
(1)We excluded restricted stock units of 1.1 million and 0.5 million for the three months ended March 31, 2023 and 2022, respectively, from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

We have a commitment to drill three development wells and one exploration well in Equatorial Guinea. In Mauritania and Senegal, we have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO.

Performance Obligations

As of March 31, 2023 and December 31, 2022, the Company had performance bonds totaling $195.5 million and $195.5 million, respectively, for our supplemental bonding requirements stipulated by the BOEM and $9.7 million and $9.7 million, respectively, to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued liabilities:
Exploration, development and production	$77,455	$80,598
Revenue payable	18,781	26,087
Current asset retirement obligations	9,150	1,732
General and administrative expenses	10,515	32,069
Interest	50,658	44,740
Income taxes	141,782	127,183
Taxes other than income	2,566	1,524
Derivatives	1,394	6,440
Other	7,500	4,833
	$319,801	$325,206

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the three months ended March 31, 2023:

March 31, 2023
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$302,534
Liabilities incurred during period	2,057
Liabilities settled during period	(854)
Revisions in estimated retirement obligations	89
Accretion expense	6,983
Ending asset retirement obligations	$310,809

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Loss on disposal of inventory	$235	$217
Loss on asset retirement obligations liability settlements	115	382
Restructuring charges	—	5
Other, net	1,680	1,822
Other expenses, net	$2,030	$2,426

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2023, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2023
Revenues and other income:
Oil and gas revenue	$233,250	$69,964	$—	$91,026	$—	$—	$394,240
Other income, net	(425)	—	—	1,018	27,975	(28,941)	(373)
Total revenues and other income	232,825	69,964	—	92,044	27,975	(28,941)	393,867
Costs and expenses:
Oil and gas production	29,609	29,083	—	25,244	—	—	83,936
Facilities insurance modifications, net	—	—	—	—	—	—	—
Exploration expenses	474	2,287	4,614	3,625	1,000	—	12,000
General and administrative	4,161	1,511	2,973	5,135	51,168	(35,781)	29,167
Depletion, depreciation and amortization	57,761	13,526	195	37,514	378	—	109,374
Interest and other financing costs, net(1)	19,759	(687)	(26,102)	3,092	28,506	—	24,568
Derivatives, net	—	—	—	—	(6,840)	—	(6,840)
Other expenses, net	(6,559)	(430)	1,205	1,123	(149)	6,840	2,030
Total costs and expenses	105,205	45,290	(17,115)	75,733	74,063	(28,941)	254,235
Income (loss) before income taxes	127,620	24,674	17,115	16,311	(46,088)	—	139,632
Income tax expense	45,399	9,585	—	840	499	—	56,323
Net income	$82,221	$15,089	$17,115	$15,471	$(46,587)	$—	$83,309

Consolidated capital expenditures, net	$65,921	$7,132	$103,063	$28,681	$1,636	$—	$206,433

As of March 31, 2023
Property and equipment, net	$1,214,350	$391,193	$1,524,681	$819,031	$16,923	$—	$3,966,178
Total assets	$2,949,145	$1,483,647	$2,203,328	$3,759,471	$20,079,196	$(25,776,642)	$4,698,145
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2022
Revenues and other income:
Oil and gas revenue	$409,480	$107,738	$—	$141,797	$—	$—	$659,015
Other income, net	—	—	—	544	315,113	(315,605)	52
Total revenues and other income	409,480	107,738	—	142,341	315,113	(315,605)	659,067
Costs and expenses:
Oil and gas production	75,343	22,625	—	26,735	—	—	124,703
Facilities insurance modifications, net	7,136	—	—	—	—	—	7,136
Exploration expenses	71	1,610	3,114	6,576	505	—	11,876
General and administrative	3,969	1,602	1,996	4,944	46,715	(33,433)	25,793
Depletion, depreciation and amortization	101,409	17,939	53	39,194	374	—	158,969
Interest and other financing costs, net(1)	15,026	(481)	(12,839)	2,725	28,708	—	33,139
Derivatives, net	—	—	—	—	282,172	—	282,172
Other expenses, net	250,562	19,123	586	13,378	949	(282,172)	2,426
Total costs and expenses	453,516	62,418	(7,090)	93,552	359,423	(315,605)	646,214
Income (loss) before income taxes	(44,036)	45,320	7,090	48,789	(44,310)	—	12,853
Income tax expense (benefit)	(15,019)	23,330	—	3,102	40	—	11,453
Net income (loss)	$(29,017)	$21,990	$7,090	$45,687	$(44,350)	$—	$1,400

Consolidated capital expenditures, net	$(64,185)	$10,222	$10,801	$24,303	$1,179	$—	$(17,680)

As of March 31, 2022
Property and equipment, net	$1,665,220	$454,524	$1,009,447	$883,698	$17,927	$—	$4,030,816
Total assets	$3,046,270	$1,077,040	$1,417,676	$3,407,899	$17,567,805	$(21,495,329)	$5,021,361
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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$223,685	$108,834
Proceeds on sale of assets	—	(118,222)
Adjustments:
Changes in capital accruals	1,484	1,689
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	10,696	9,475
Capitalized interest	(30,203)	(16,139)
Other	771	(3,317)
Total consolidated capital expenditures, net	$206,433	$(17,680)
______________________________________
(1)Unsuccessful well costs and leasehold impairments are included in oil and gas assets when incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2022, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Globally, the impacts of Russia’s war in Ukraine, a potential recession, COVID-19 and other varying macroeconomic conditions have impacted supply and demand for oil and gas, which also resulted in significant variability in oil and gas prices, and could materially impact the Company’s business in future periods. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on these commodity prices.

Recent Developments

Ghana

During the first quarter of 2023, Ghana production averaged approximately 108,900 Boepd gross (33,600 Boepd net). The Jubilee development drilling campaign continued to progress during the first quarter of 2023. The Jubilee partnership expects to bring five new wells online in 2023, two producer wells and one water injection well in the Jubilee main field as well as two producer wells which are part of the Jubilee Southeast project. One additional water injection well related to Jubilee Southeast has been drilled this year and is expected online in the first quarter of 2024.

In connection with the approval of the Jubilee Phase 1 PoD in 2009, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to the Government of Ghana at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment, providing 200 Bcf of natural gas to the Government of Ghana. From 2018 through 2022, approximately 19 Bcf of the first 200 Bcf of natural gas was substituted from the TEN fields in order to maintain consistent gas volumes to shore for Ghana domestic power purposes. Commencing on January 1, 2023, the volume of approximately 19 Bcf of Jubilee gas (in restoration of the amount originally substituted from TEN) is being sold to Ghana under the terms of the TAG GSA at $0.50 per MMBtu over a period of approximately six months. During the first quarter of 2023, the partnership sold approximately 8.9 Bcf of gas under the TAG GSA. The Jubilee and TEN partners are currently in discussions with the Government of Ghana regarding a future gas sales agreement. During the second quarter of 2023, the operator submitted a draft plan of development for the planned future activity-set at TEN, as well as the associated gas agreement covering future gas sales from both the Jubilee and TEN fields, to the Government of Ghana.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 15,900 Boepd net (~82% oil) for the first quarter of 2023.

The Kodiak #3 infill well located in Mississippi Canyon was brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined through the end of the third quarter of 2022. Workover plans have been developed for remediation, a vessel has been contracted and the workover operations are expected to commence in the fourth quarter of 2023.

The Winterfell development project continued to make progress during the first quarter of 2023. Drilling and completion of the three wells for the first phase of development under the Field Development Plan is expected to start in the third quarter of 2023, with first production for the project targeted to be around the end of the first quarter of 2024. The host facility production handling agreement and midstream export agreement are expected to be completed by the middle of 2023.

The Odd Job field subsea pump installation project was approximately 45% complete as of the end of the first quarter of 2023 with an expected online date in the middle of 2024. The project is expected to extend the life and increase reserves of the Odd Job field.

In the third quarter of 2023, Kosmos plans to drill the Tiberius infrastructure-led exploration prospect, which is located in block 964 of Keathley Canyon (33% working interest) in the outer Wilcox play.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 27,200 Bopd gross (9,300 Bopd net) in the first quarter of 2023.

The 2023 Ceiba Field and Okume Complex development drilling campaign is expected to begin in the fourth quarter of 2023. The drilling campaign is planned to include three in-fill production wells and an ILX well (Akeng Deep) in Block S.

In February 2023, Kosmos and Panoro Energy ASA (“Panoro”) entered into a petroleum contract covering Block EG-01 offshore Equatorial Guinea with the Republic of Equatorial Guinea. Kosmos holds a 24% participating interest in the block and the operator, Panoro, holds a 56% participating interest. The Equatorial Guinean national oil company, Guinea Equatorial De Petroleos ("GEPetrol"), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. Block EG-01 currently comprises approximately 59,400 acres (240 square kilometers), with a first exploration period of three years from the effective date (March 1, 2023).

In March 2023, we closed a farm-out agreement with Panoro, whereby Panoro acquired a 6.0% participating interest in Block S offshore Equatorial Guinea. As a result of the farm-out agreement, Kosmos’ participating interest in Block S was reduced to 34.0%.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continues to make good progress in the first quarter of 2023 with first gas for the project targeted at the end of the fourth quarter of 2023. The following milestones were achieved through the first quarter of 2023 and filing date:

•FLNG: Construction and mechanical completion activities are finishing and commissioning work is underway. Sailaway is targeted for mid-year 2023.

•FPSO: In January 2023, the FPSO vessel departed the COSCO shipyard in Qidong in China making a planned stopover in Singapore to install the fair leads. Arrival on location offshore Mauritania/Senegal is expected around the end of the second quarter of 2023 when the hookup and commissioning work will commence.

•Hub Terminal: Construction work is complete, and activity is focused on progressing the final commissioning for handover to operations around the end of the second quarter of 2023.

•Subsea: Laying of the deepwater section of the pipeline from the field to the FPSO is currently underway. This will be followed by the installation of the infield flowlines and subsea structures. Timely execution of this subsea work scope is the critical path to first gas by the end of the year.

•Drilling: Successfully drilled and completed all four wells and demobilized the rig in February 2023. Expected production capacity is significantly more than what is required for first gas.

On Phase 2 of the Greater Tortue Ahmeyim LNG project, the partners (SMH, Petrosen, BP and Kosmos) have confirmed the development concept and will progress a gravity-based structure (GBS) with total capacity of between 2.5 - 3.0 million tonnes per annum. GBS LNG developments have a static connection to the seabed with the structure base providing LNG storage and a foundation for liquefaction facilities. The concept design is planned to also include new wells and subsea equipment, maximizing the use of existing Phase 1 infrastructure.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three months ended March 31, 2023 and 2022 are included in the following tables:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	4,945	6,231
Gas (MMcf)	2,761	1,004
NGL (MBbl)	96	117
Total (MBoe)	5,501	6,515
Total (Boepd)	61,124	72,393

Revenues:
Oil sales	$388,099	$650,008
Gas sales	3,866	4,936
NGL sales	2,275	4,071
Total oil and gas revenue	$394,240	$659,015

Average oil sales price per Bbl	$78.48	$104.32
Average gas sales price per Mcf	1.40	4.92
Average NGL sales price per Bbl	23.70	34.79
Average total sales price per Boe	71.67	101.15

Costs:
Oil and gas production, excluding workovers	$82,515	$121,223
Oil and gas production, workovers	1,421	3,480
Total oil and gas production costs	$83,936	$124,703

Depletion, depreciation and amortization	$109,374	$158,969

Average cost per Boe:
Oil and gas production, excluding workovers	$15.00	$18.61
Oil and gas production, workovers	0.26	0.53
Total oil and gas production costs	15.26	19.14

Depletion, depreciation and amortization	19.88	24.40
Total	$35.14	$43.54

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2023:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	10	3.86
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.34	—	—
Okume	—	—	—	—	—	—	1	0.40
U.S. Gulf of Mexico
Winterfell	—	—	—	—	—	—	2	0.50
Mauritania / Senegal
Mauritania BirAllah Block	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	1	0.39	7	2.07	18	5.78

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$394,240	$659,015	$(264,775)
Gain on sale of assets	—	—	—
Other income, net	(373)	52	(425)
Total revenues and other income	393,867	659,067	(265,200)
Costs and expenses:
Oil and gas production	83,936	124,703	(40,767)
Facilities insurance modifications, net	—	7,136	(7,136)
Exploration expenses	12,000	11,876	124
General and administrative	29,167	25,793	3,374
Depletion, depreciation and amortization	109,374	158,969	(49,595)
Interest and other financing costs, net	24,568	33,139	(8,571)
Derivatives, net	(6,840)	282,172	(289,012)
Other expenses, net	2,030	2,426	(396)
Total costs and expenses	254,235	646,214	(391,979)
Income before income taxes	139,632	12,853	126,779
Income tax expense (benefit)	56,323	11,453	44,870
Net income	$83,309	$1,400	$81,909

Oil and gas revenue.  Oil and gas revenue decreased by $264.8 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 as a result of lower production due to concluding the pre-emption transaction in March 2022 and natural field decline as well as lower average oil prices. We sold 5,501 MBoe at an average realized price per barrel equivalent of $71.67 during the three months ended March 31, 2023 and 6,515 MBoe at an average realized price per barrel equivalent of $101.15 during the three months ended March 31, 2022.

Oil and gas production.  Oil and gas production costs decreased by $40.8 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily as a result of decreased sales volumes due to concluding the pre-emption transaction in March 2022 and natural field decline and lower production costs per barrel driven by lower Jubilee costs and field production mix in our Ghana business unit.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $49.6 million during the three months ended March 31, 2023, as compared with the three months ended March 31, 2022 primarily as a result of lower sales volumes during the quarter.

Interest and other financing costs, net. Interest and other financing costs, net decreased $8.6 million during the three months ended March 31, 2023, as compared with the three months ended March 31, 2022 primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim project partially offset by increased interest expense related to higher interest rates.

Derivatives, net.  During the three months ended March 31, 2023 and 2022, we recorded a gain of $6.8 million and a loss of $282.2 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended March 31, 2023 and 2022, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate, jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible, expenses, primarily in the U.S.

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

Oil prices are historically volatile and a significant decrease in oil prices could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could also result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position support our remaining capital program for 2023.

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

As of March 31, 2023, borrowings under the Facility totaled $625.0 million and the undrawn availability under the Facility was $618.0 million. In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of approximately $1.15 billion. As of March 31, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$203,853	$329,628
Net proceeds from issuance of senior notes	—	—
Borrowings under long-term debt	—	—
Proceeds on sale of assets	—	118,222
	203,853	447,850
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	223,685	108,834
Acquisition of oil and gas properties	—	—
Notes receivable from partners	15,671	—
Payments on long-term debt	7,500	107,500
Tax withholdings on restricted stock units	11,810	2,753
Dividends	165	642
Deferred financing costs	—	5,738
	258,831	225,467
Increase (decrease) in cash, cash equivalents and restricted cash	$(54,978)	$222,383

Net cash provided by operating activities.  Net cash provided by operating activities for the three months ended March 31, 2023 was $203.9 million compared with net cash provided by operating activities for the three months ended March 31, 2022 of $329.6 million. The decrease in cash provided by operating activities in the three months ended March 31, 2023 when compared to the same period in 2022 is primarily a result of lower sales volumes due to concluding the pre-emption transaction in March 2022 and natural field decline as well as lower oil prices.

The following table presents our liquidity and financial position as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In thousands)
Borrowings under the Facility	$625,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	137,500	145,000
Total long-term debt	2,262,500	2,270,000
Cash and cash equivalents	128,427	183,405
Total restricted cash	3,416	3,416
Net debt	$2,130,657	$2,083,179

Availability under the Facility(1)	$618,034	$618,034
Availability under the Corporate Revolver	$250,000	$250,000
Available borrowings plus cash and cash equivalents	$996,461	$1,051,439
(1)In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved commitments under the Facility of approximately $1.15 billion resulting in a reduction of approximately $100 million of availability under the Facility.

Capital Expenditures and Investments

We expect to incur capital costs as we:

•    drill additional infill wells and execute exploitation and production activities in Ghana, Equatorial Guinea and the U.S. Gulf of Mexico;

•    execute appraisal and development activities in Ghana, the U.S. Gulf of Mexico, Mauritania and Senegal; and

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

2023 Capital Program
We estimate we will spend approximately $700-$750 million of capital for the year ending December 31, 2023, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $250-$300 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend

•Approximately $350-$400 million related to the development of Jubilee Southeast in Ghana, Phase 1 of Greater Tortue Ahmeyim in Mauritania and Senegal, and Winterfell in the U.S. Gulf of Mexico

•Approximately $50-$100 million related to progressing our infrastructure-led exploration and appraisal programs in the U.S. Gulf of Mexico and Equatorial Guinea, as well as the appraisal plans of our greater gas resources in Mauritania and Senegal, including Phase 2 of Greater Tortue Ahmeyim, BirAllah and Yakaar-Teranga.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN fields in Ghana and the Ceiba and Okume fields in Equatorial Guinea, however, excludes the additional interests in Jubilee and TEN acquired in the October 2021 acquisition of Anadarko WCTP. As of March 31, 2023, borrowings under the Facility totaled $625.0 million and the undrawn availability under the Facility was $618.0 million.

On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, to be effective as of April 19, 2023. In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of approximately $1.15 billion resulting in a reduction of approximately $100 million of availability under the Facility.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of March 31, 2023, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. We were in compliance with the financial covenants contained in the Facility as of March 31, 2023 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR, to be effective as of April 19, 2023, and to reflect that The Standard Bank of South Africa Limited has been appointed as the new Facility Agent. As of March 31, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.

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

 We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2023 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. As of March 31, 2023, borrowings under the GoM Term Loan totaled $137.5 million. As of March 31, 2023, $30.0 million of the total $137.5 million outstanding under the GoM Term Loan has been classified within Current maturities of long-term debt on our consolidated balance sheet.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2023 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							March 31,
	2023(2)	2024	2025	2026	2027	Thereafter	Total	2023
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$650,000	$—	$—	$650,000	$562,068
7.750% Senior Notes	—	—	—	—	400,000	—	$400,000	$335,180
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	369,738

Variable rate debt:
Weighted average interest rate	8.77%	8.52%	7.70%	7.78%	8.02%	—%
Facility(1)	$—	$—	$177,548	$268,880	$178,572	$—	$625,000	$625,000
GoM Term Loan	22,500	30,000	85,000	—	—	—	137,500	137,500

Total principal debt repayments(1)	$22,500	$30,000	$262,548	$918,880	$578,572	$450,000	$2,262,500
Interest & commitment fee payments on long-term debt	168,556	184,056	159,204	113,482	52,832	16,875	695,005
Operating leases(3)	3,033	4,112	4,183	4,254	4,198	6,652	26,432
Purchase obligations(4)	67,316	34,976	—	—	—	—	102,292
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of March 31, 2023. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period April 1, 2023 through December 31, 2023.
(3)Primarily relates to corporate and foreign office leases.
(4)Represents gross contractual obligations to execute planned future capital projects. Other joint owners in the properties operated by Kosmos will be billed for their working interest share of such costs. Does not include our share of operator’s purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company’s liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 14 - Additional Financial Information for additional information regarding these liabilities.

We have a commitment to drill three development wells and one exploration well in Equatorial Guinea. In Mauritania and Senegal, we have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $240.0 million, of which $212.6 million has been incurred through March 31, 2023, excluding accrued interest. These amounts will be repaid through the national oil companies’ share of future revenues.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations, leases and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than items discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2022.

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
•the impact of Russia’s war in Ukraine and the effects it has on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and NGL prices and operating and capital expenditures;
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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2023:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2022	$2,688
Changes in contract fair value	2,338
Contract maturities	11,357
Fair value of contracts outstanding as of March 31, 2023	$16,383

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first three months of 2023 ranged between $71.71 and $88.21 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first three months of 2023.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2023. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			March 31,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2023(1)
								(In thousands)
2023:
Apr - Dec	Three-way collars	Dated Brent	4,500	$1.34	$49.17	$71.67	$107.58	$5,723
Apr - Dec	Two-way collars	Dated Brent	2,750	1.98	—	72.73	118.18	4,552
2024:
Jan - Dec	Three-way collars	Dated Brent	2,000	1.35	45.00	70.00	97.50	2,266
__________________________________
(1)Fair values are based on the average forward oil prices on March 31, 2023.

In April 2023, we entered into Dated Brent two-way collar contracts for 1.0 MMBbl from July 2023 through December 2023 with a floor price of $70.00 per barrel and a ceiling price of $100.00 per barrel.

At March 31, 2023, our open commodity derivative instruments were in a net asset position of $12.5 million. As of March 31, 2023, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $24.5 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $30.1 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of March 31, 2023 total $762.5 million and have a weighted average interest rate of 8.9%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $3.9 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2022.

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

Kosmos Energy Ltd.
(Registrant)

Date	May 9, 2023	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1
Production Sharing Contract relating to Block EG-01 Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos, Panoro EG Exploration Limited and Kosmos Energy Equatorial Guinea dated February 17, 2023.

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