Form 10-Q
period 2023-06-30
Kosmos Energy Ltd.
filed 2023-08-07
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2023
Common Shares, $0.01 par value	460,109,397

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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, however, forecasted capital expenditures in relation to the additional interests in Ghana acquired in the October 2021 acquisition of Anadarko WCTP are not included, to (y) the aggregate loan amounts outstanding under the Facility.
“LIBOR”	London Interbank Offered Rate
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.

“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,729	$183,405
Receivables:
Joint interest billings, net	34,234	28,851
Oil sales	47,411	67,483
Other	16,853	23,401
Inventories	191,412	133,515
Prepaid expenses and other	32,639	24,722
Derivatives	11,270	7,344
Total current assets	419,548	468,721
Property and equipment:
Oil and gas properties, net	4,073,399	3,837,437
Other property, net	4,422	5,210
Property and equipment, net	4,077,821	3,842,647
Other assets:
Restricted cash	3,416	3,416
Long-term receivables	278,744	235,696
Deferred financing costs, net of accumulated amortization of $14,423 and $13,263 at June 30, 2023 and December 31, 2022, respectively	3,480	4,640
Derivatives	3,505	1,725
Other	21,105	23,143
Total assets	$4,807,619	$4,579,988
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$263,753	$212,275
Accrued liabilities	243,880	325,206
Current maturities of long-term debt	15,000	30,000
Derivatives	1,097	6,773
Total current liabilities	523,730	574,254
Long-term liabilities:
Long-term debt, net	2,358,689	2,195,911
Derivatives	138	778
Asset retirement obligations	310,542	300,800
Deferred tax liabilities	459,417	468,445
Other long-term liabilities	251,199	251,952
Total long-term liabilities	3,379,985	3,217,886
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 504,344,893 and 500,161,421 issued at June 30, 2023 and December 31, 2022, respectively	5,043	5,002
Additional paid-in capital	2,515,055	2,505,694
Accumulated deficit	(1,379,187)	(1,485,841)
Treasury stock, at cost, 44,263,269 shares at June 30, 2023 and December 31, 2022, respectively	(237,007)	(237,007)
Total stockholders’ equity	903,904	787,848
Total liabilities and stockholders’ equity	$4,807,619	$4,579,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues and other income:
Oil and gas revenue	$273,255	$620,368	$667,495	$1,279,383
Gain on sale of assets	—	471	—	471
Other income, net	60	43	(313)	95
Total revenues and other income	273,315	620,882	667,182	1,279,949
Costs and expenses:
Oil and gas production	63,579	90,189	147,515	214,892
Facilities insurance modifications, net	—	(384)	—	6,752
Exploration expenses	11,015	89,565	23,015	101,441
General and administrative	23,444	24,624	52,611	50,417
Depletion, depreciation and amortization	89,913	121,679	199,287	280,648
Interest and other financing costs, net	24,371	29,382	48,939	62,521
Derivatives, net	3,031	75,204	(3,809)	357,376
Other expenses, net	4,779	(3,528)	6,809	(1,102)
Total costs and expenses	220,132	426,731	474,367	1,072,945
Income before income taxes	53,183	194,151	192,815	207,004
Income tax expense	29,838	76,978	86,161	88,431
Net income	$23,345	$117,173	$106,654	$118,573

Net income per share:
Basic	$0.05	$0.26	$0.23	$0.26
Diluted	$0.05	$0.25	$0.22	$0.25

Weighted average number of shares used to compute net income per share:
Basic	459,984	455,512	459,155	454,811
Diluted	479,016	475,645	478,902	473,471

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2023:
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Equity-based compensation	—	—	10,093	—	—	10,093
Restricted stock units	3,691	37	(37)	—	—	—
Tax withholdings on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	83,309	—	83,309
Balance as of March 31, 2023	503,852	5,039	2,503,940	(1,402,532)	(237,007)	869,440
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	11,121	—	—	11,121
Restricted stock units	493	4	(4)	—	—	—
Tax withholdings on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	23,345	—	23,345
Balance as of June 30, 2023	504,345	$5,043	$2,515,055	$(1,379,187)	$(237,007)	$903,904

2022:
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	12	—	—	12
Equity-based compensation	—	—	8,425	—	—	8,425
Restricted stock units	3,377	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	1,400	—	1,400
Balance as of March 31, 2022	499,529	$4,995	$2,479,325	$(1,710,992)	$(237,007)	$536,321
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	8,886	—	—	8,886
Restricted stock awards and units	487	5	(5)	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	—	—
Net income	—	—	—	117,173	—	117,173
Balance as of June 30, 2022	500,016	$5,000	$2,488,192	$(1,593,819)	$(237,007)	$662,366

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$106,654	$118,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	204,368	285,909
Deferred income taxes	(9,029)	(83,432)
Unsuccessful well costs and leasehold impairments	1,313	73,662
Change in fair value of derivatives	(220)	367,374
Cash settlements on derivatives, net (including $(8.2) million and $(212.9) million on commodity hedges during 2023 and 2022)	(10,632)	(223,618)
Equity-based compensation	21,198	17,129
Gain on sale of assets	—	(471)
Loss on extinguishment of debt	—	192
Other	(1,474)	(3,742)
Changes in assets and liabilities:
(Increase) decrease in receivables	16,330	(103,589)
(Increase) in inventories	(60,836)	(9,398)
(Increase) in prepaid expenses and other	(5,988)	(4,261)
Increase in accounts payable	51,478	78,179
Increase (decrease) in accrued liabilities	(91,199)	95,679
Net cash provided by operating activities	221,963	608,186
Investing activities
Oil and gas assets	(416,867)	(320,787)
Acquisition of oil and gas properties	—	(21,205)
Proceeds on sale of assets	—	118,693
Notes receivable from partners	(33,295)	(11,428)
Net cash used in investing activities	(450,162)	(234,727)
Financing activities
Borrowings under long-term debt	150,000	—
Payments on long-term debt	(7,500)	(315,000)
Tax withholdings on restricted stock units	(11,811)	(2,753)
Dividends	(166)	(655)
Deferred financing costs	—	(6,288)
Net cash provided by (used in) financing activities	130,523	(324,696)
Net increase (decrease) in cash, cash equivalents and restricted cash	(97,676)	48,763
Cash, cash equivalents and restricted cash at beginning of period	186,821	174,896
Cash, cash equivalents and restricted cash at end of period	$89,145	$223,659

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$32,468	$46,262
Income taxes, net of refund received	$145,365	$137,099

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

Cash, Cash Equivalents and Restricted Cash

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$85,729	$183,405
Restricted cash - long-term	3,416	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$89,145	$186,821

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

Inventories

Inventories consisted of $143.4 million and $125.3 million of materials and supplies and $48.0 million and $8.2 million of hydrocarbons as of June 30, 2023 and December 31, 2022, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Revenue Recognition

Our oil and gas revenues are recognized when hydrocarbons have been sold to a purchaser at a fixed or determinable price, title has transferred and collection is probable. Certain revenues are based on provisional price contracts which contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The embedded derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month of or month after the sale.

    Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues from contract with customers - Equatorial Guinea	$37,542	$113,608	$107,739	$222,353
Revenues from contract with customers - Ghana	143,060	325,078	380,579	742,185
Revenues from contract with customers - U.S. Gulf of Mexico	91,740	183,046	182,766	324,843
Provisional oil sales contracts	913	(1,364)	(3,589)	(9,998)
Oil and gas revenue	$273,255	$620,368	$667,495	$1,279,383

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

3. Acquisitions and Divestitures

In February 2023, Kosmos and Panoro Energy ASA (“Panoro”) entered into a petroleum contract covering Block EG-01 offshore Equatorial Guinea with the Republic of Equatorial Guinea. Kosmos holds a 24% participating interest in the block and the operator, Panoro, holds a 56% participating interest. The Equatorial Guinean national oil company, Guinea Equatorial De Petroles (“GEPetrol”), currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol’s 20% carried interest will convert to a 20% participating interest. Block EG-01 currently comprises approximately 59,400 acres (240 square kilometers), with a first exploration period of three years from the effective date (March 1, 2023).

In March 2023, we closed a farm-out agreement with Panoro, whereby Panoro acquired a 6.0% participating interest in Block S offshore Equatorial Guinea. As a result of the farm-out agreement, Kosmos’ participating interest in Block S was reduced to 34.0%.

4. Long-term Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1, currently targeted in the first quarter of 2024. Kosmos’ share for the two agreements combined is originally estimated at approximately $240.0 million, which is to be repaid with interest through the national oil companies’ share of future revenues. As of June 30, 2023 and December 31, 2022, the balance due from the national oil companies (including interest) was $259.0 million and $218.4 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets. Interest income on the long-term notes receivable was $3.8 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $7.3 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Oil and gas properties:
Proved properties	$7,358,007	$6,953,435
Unproved properties	356,288	341,334
Total oil and gas properties	7,714,295	7,294,769
Accumulated depletion	(3,640,896)	(3,457,332)
Oil and gas properties, net	4,073,399	3,837,437

Other property	61,478	60,730
Accumulated depreciation	(57,056)	(55,520)
Other property, net	4,422	5,210

Property and equipment, net	$4,077,821	$3,842,647

We recorded depletion expense of $82.0 million and $114.7 million for the three months ended June 30, 2023 and 2022, respectively, and $183.6 million and $266.4 million for the six months ended June 30, 2023 and 2022, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the six months ended June 30, 2023.

June 30, 2023
(In thousands)
Beginning balance	$145,957
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,228
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$151,185

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2023	December 31, 2022
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to three years	33,248	32,770
Exploratory well costs capitalized for a period of four to seven years	117,937	113,187
Ending balance	$151,185	$145,957
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of June 30, 2023, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During the first and second quarter of 2023 we have continued progressing appraisal studies and maturing concept design. Following additional evaluation, a decision regarding commerciality is expected to be made.

Asam Discovery — In October 2019, we drilled the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. The discovery was subsequently named Asam. In July 2020, an appraisal work program was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and the appraisal work program is currently ongoing to integrate all available data into models to establish the scale of the discovered resource and evaluate the optimum development solution. During the fourth quarter of 2022, we received approval from the Government of Equatorial Guinea to enter the second sub-period phase of the Block S exploration license with a scheduled expiration in December 2024. Additionally, in December 2022 the Asam Field appraisal report was submitted to the Government of Equatorial Guinea. During the first and second quarter of 2023, studies and concept design continued to progress. Following additional evaluation, a decision regarding commerciality is expected to be made.

7. Debt

	June 30, 2023	December 31, 2022
	(In thousands)
Outstanding debt principal balances:
Facility	$775,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	137,500	145,000
Total long-term debt	2,412,500	2,270,000
Unamortized deferred financing costs and discounts	(38,811)	(44,089)
Total debt, net	2,373,689	2,225,911
Less: Current maturities of long-term debt	(15,000)	(30,000)
Long-term debt, net	$2,358,689	$2,195,911

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of June 30, 2023, borrowings under the Facility totaled $775.0 million and the undrawn availability under the Facility was $370.1 million. Final maturity of the Facility is in March 2027. In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of approximately $1.15 billion resulting in a reduction of approximately $100 million of availability under the Facility. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana (excluding the additional interests in Jubilee and TEN acquired in the acquisition of Anadarko WCTP in October 2021) and Equatorial Guinea.

On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, effective as of April 19, 2023. As amended, interest on the Facility is the aggregate of the applicable margin (3.75% to 5.00%, depending on the length of time that has passed from the date the Facility was entered into), plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published and a credit adjustment spread. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835 — Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2023 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of June 30, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.

The Company capitalized $6.1 million of deferred financing costs associated with entering into the new revolving credit facility in March 2022, which is being amortized over the term of the new revolving credit facility. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR, effective as of April 19, 2023. As amended, interest on the Corporate Revolver is the aggregate of a 7.0% margin, the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published and a credit adjustment spread. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn portion of the total commitments. Commitment fees for the lenders are equal to 30% per annum of the respective margin when a commitment is available for utilization.

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
GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. The GoM Term Loan bears interest at the weighted average margin of 5.9% per annum plus a benchmark rate of 0.35% and Federal Funds Rate and matures in 2025, with quarterly principal repayments having started since the fourth quarter of 2021. In June 2023, the Company amended the GoM Term Loan deferring the scheduled quarterly principal repayments through March 31, 2024 and extending the deferred repayments to the maturity date.

As of June 30, 2023, $15.0 million of the total $137.5 million outstanding under the GoM Term Loan has been classified within Current maturities of long-term debt on our consolidated balance sheet.

We were in compliance with the covenants, representations and warranties contained in the GoM Term Loan as of March 31, 2023 (the most recent assessment date). The GoM Term Loan contains customary cross default provisions.

Principal Debt Repayments

At June 30, 2023, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2023(2)	2024	2025	2026	2027	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,412,500	$—	$123,047	$334,950	$929,282	$575,221	$450,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of June 30, 2023 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period July 1, 2023 through December 31, 2023.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Interest expense	$51,965	$43,016	$100,480	$86,178
Amortization—deferred financing costs	2,530	2,591	5,081	5,261
Loss on extinguishment of debt	—	—	—	192
Capitalized interest	(33,688)	(19,187)	(63,891)	(35,326)
Deferred interest	670	10	353	(1,440)
Interest income	(4,445)	(3,344)	(8,586)	(4,884)
Other, net	7,339	6,296	15,502	12,540
Interest and other financing costs, net	$24,371	$29,382	$48,939	$62,521

Capitalized interest for the six months ended June 30, 2023 and 2022 primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. After first gas production on the Greater Tortue Ahmeyim Phase 1 project, which is targeted in the first quarter of 2024, we will no longer capitalize interest on the project.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2023. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2023:
Jul - Dec	Three-way collars	Dated Brent	3,000	$1.34	$49.17	$71.67	$107.58
Jul - Dec	Two-way collars	Dated Brent	2,500	1.69	—	72.00	112.00
2024:
Jan - Dec	Three-way collars	Dated Brent	2,000	1.35	45.00	70.00	97.50
Jan - Jun	Two-way collars	Dated Brent	2,000	1.24	—	65.00	85.00
__________________________________
In July 2023, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2024 through December 2024 with sold put price of $45.00 per barrel, a floor price of $70.00 per barrel and a ceiling price of $95.00 per barrel.

The following tables disclose the Company’s derivative instruments as of June 30, 2023 and December 31, 2022, and gain/(loss) from derivatives during the three and six months ended June 30, 2023 and 2022, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2023	December 31, 2022
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$11,270	$7,344
Provisional oil sales	Receivables: Oil sales	—	1,170
Commodity	Derivatives assets—long-term	3,505	1,725
Derivative liabilities:
Commodity	Derivatives liabilities—current	(1,097)	(6,773)
Commodity	Derivatives liabilities—long-term	(138)	(778)
Total derivatives not designated as hedging instruments		$13,540	$2,688

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2023	2022	2023	2022
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$913	$(1,364)	$(3,589)	$(9,998)
Commodity	Derivatives, net	(3,031)	(75,204)	3,809	(357,376)
Total derivatives not designated as hedging instruments		$(2,118)	$(76,568)	$220	$(367,374)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2023 and December 31, 2022, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2023
Assets:
Commodity derivatives	$—	$14,775	$—	$14,775
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(1,235)	—	(1,235)
Total	$—	$13,540	$—	$13,540
December 31, 2022
Assets:
Commodity derivatives	$—	$9,069	$—	$9,069
Provisional oil sales	—	1,170	—	1,170
Liabilities:
Commodity derivatives	—	(7,551)	—	(7,551)
Total	$—	$2,688	$—	$2,688

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

Debt

The following table presents the carrying values and fair values at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$646,294	$572,598	$645,699	$558,201
7.750% Senior Notes	396,297	343,516	395,893	335,592
7.500% Senior Notes	445,921	372,893	445,564	361,958
GoM Term Loan	137,500	137,500	145,000	145,000
Facility	775,000	775,000	625,000	625,000
Total	$2,401,012	$2,201,507	$2,257,156	$2,025,751

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

During the three and six months ended June 30, 2023 and 2022, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $11.1 million and $8.7 million during the three months ended June 30, 2023 and 2022, respectively, and $21.2 million and $17.1 million during the six months ended June 30, 2023 and 2022, respectively. The total tax benefit for the three months ended June 30, 2023 and 2022 was $1.9 million and $1.5 million, respectively, and $3.7 million and $2.9 million during the six months ended June 30, 2023 and 2022, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $(0.5) million and $(0.5) million for the three months ended June 30, 2023 and 2022, respectively, and $(3.1) million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively. The fair value of awards vested during the three months ended June 30, 2023 and 2022 was $3.8 million and $4.0 million, respectively, and $44.8 million and $21.3 million during the six months ended June 30, 2023 and 2022, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

In June 2023, the Company’s stockholders approved the Amended and Restated Kosmos Energy Ltd. Long Term Incentive Plan, which authorized an additional 17.0 million shares of common stock available for issuance under the LTIP.

The following table reflects the outstanding restricted stock units as of June 30, 2023:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2022	4,916	$4.18	12,041	$5.61
Granted(1)	2,687	7.60	3,415	12.25
Forfeited(1)	(151)	5.46	(64)	8.47
Vested	(2,728)	3.86	(2,949)	8.22
Outstanding at June 30, 2023	4,724	5.70	12,443	6.57
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

As of June 30, 2023, total equity-based compensation to be recognized on unvested restricted stock units is $49.7 million over a weighted average period of 1.92 years. At June 30, 2023, the Company had approximately 18.5 million shares that remain available for issuance under the LTIP.

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

Income before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
United States	$(24,529)	$52,381	$(49,123)	$61,664
Foreign	77,712	141,770	241,938	145,340
Income before income taxes	$53,183	$194,151	$192,815	$207,004

For the three months ended, June 30, 2023 and 2022, our effective tax rate was 56% and 40%, respectively. For the six months ended June 30, 2023 and 2022, our effective tax rate was 45% and 43%, respectively. For the three and six months ended June 30, 2023 and 2022, our overall effective tax rates were impacted by:

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

12. Net Income Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$23,345	$117,173	$106,654	$118,573
Denominator:
Weighted average number of shares outstanding:
Basic	459,984	455,512	459,155	454,811
Restricted stock units(1)	19,032	20,133	19,747	18,660
Diluted	479,016	475,645	478,902	473,471
Net income per share:
Basic	$0.05	$0.26	$0.23	$0.26
Diluted	$0.05	$0.25	$0.22	$0.25
__________________________________
(1)We excluded restricted stock units of 1.8 million and 0.1 million for the three months ended June 30, 2023 and 2022, respectively, and 1.4 million and 0.1 million for the six months ended June 30, 2023 and 2022, respectively from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

Performance Obligations

As of June 30, 2023 and December 31, 2022, the Company had performance bonds totaling $195.5 million for our supplemental bonding requirements stipulated by the BOEM and $9.7 million to third parties related to costs anticipated for the plugging and abandonment of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued liabilities:
Exploration, development and production	$66,331	$80,598
Revenue payable	20,676	26,087
Current asset retirement obligations	9,504	1,732
General and administrative expenses	18,028	32,069
Interest	40,951	44,740
Income taxes	77,199	127,183
Taxes other than income	1,510	1,524
Derivatives	1,242	6,440
Other	8,439	4,833
	$243,880	$325,206

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the six months ended June 30, 2023:

June 30, 2023
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$302,534
Liabilities incurred during period	6,580
Liabilities settled during period	(3,342)
Revisions in estimated retirement obligations	88
Accretion expense	14,186
Ending asset retirement obligations	$320,046

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Loss on disposal of inventory	$2,704	$68	$2,939	$285
Loss on asset retirement obligations liability settlements	—	238	115	620
Restructuring charges	—	(9)	—	(4)
Other, net	2,075	(3,825)	3,755	(2,003)
Other expenses, net	$4,779	$(3,528)	$6,809	$(1,102)

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At June 30, 2023, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2023
Revenues and other income:
Oil and gas revenue	$146,850	$34,665	$—	$91,740	$—	$—	$273,255
Other income, net	—	10	—	1,067	42,940	(43,957)	60
Total revenues and other income	146,850	34,675	—	92,807	42,940	(43,957)	273,315
Costs and expenses:
Oil and gas production	21,627	14,840	—	27,112	—	—	63,579
Exploration expenses	163	1,796	3,605	3,552	1,899	—	11,015
General and administrative	3,284	1,151	1,830	4,673	53,431	(40,925)	23,444
Depletion, depreciation and amortization	42,347	8,557	207	38,449	353	—	89,913
Interest and other financing costs, net(1)	8,408	(699)	(29,547)	3,000	43,209	—	24,371
Derivatives, net	—	—	—	—	3,031	—	3,031
Other expenses, net	2,903	383	1,516	1,678	1,331	(3,032)	4,779
Total costs and expenses	78,732	26,028	(22,389)	78,464	103,254	(43,957)	220,132
Income (loss) before income taxes	68,118	8,647	22,389	14,343	(60,314)	—	53,183
Income tax expense	24,465	3,775	—	225	1,373	—	29,838
Net income (loss)	$43,653	$4,872	$22,389	$14,118	$(61,687)	$—	$23,345

Consolidated capital expenditures, net	$83,556	$17,823	$46,689	$19,639	$1,938	$—	$169,645

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2023
Revenues and other income:
Oil and gas revenue	$380,100	$104,629	$—	$182,766	$—	$—	$667,495
Other income, net	(425)	10	—	2,086	70,914	(72,898)	(313)
Total revenues and other income	379,675	104,639	—	184,852	70,914	(72,898)	667,182
Costs and expenses:
Oil and gas production	51,236	43,923	—	52,356	—	—	147,515
Exploration expenses	637	4,083	8,219	7,177	2,899	—	23,015
General and administrative	7,446	2,662	4,803	9,807	104,600	(76,707)	52,611
Depletion, depreciation and amortization	100,108	22,083	402	75,964	730	—	199,287
Interest and other financing costs, net(1)	28,167	(1,386)	(55,649)	6,092	71,715	—	48,939
Derivatives, net	—	—	—	—	(3,809)	—	(3,809)
Other expenses, net	(3,655)	(47)	2,721	2,801	1,180	3,809	6,809
Total costs and expenses	183,939	71,318	(39,504)	154,197	177,315	(72,898)	474,367
Income (loss) before income taxes	195,736	33,321	39,504	30,655	(106,401)	—	192,815
Income tax expense	69,864	13,360	—	1,065	1,872	—	86,161
Net income (loss)	$125,872	$19,961	$39,504	$29,590	$(108,273)	$—	$106,654

Consolidated capital expenditures, net	$149,478	$24,956	$149,751	$48,319	$3,574	$—	$376,078

As of June 30, 2023
Property and equipment, net	$1,262,286	$401,672	$1,599,864	$797,556	$16,443	$—	$4,077,821
Total assets	$3,198,853	$1,610,111	$2,340,829	$3,780,742	$20,248,788	$(26,371,703)	$4,807,619
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2022
Revenues and other income:
Oil and gas revenue	$326,091	$111,231	$—	$183,046	$—	$—	$620,368
Gain on sale of assets	—	—	—	471	—	—	471
Other income, net	—	—	—	484	108,192	(108,633)	43
Total revenues and other income	326,091	111,231	—	184,001	108,192	(108,633)	620,882
Costs and expenses:
Oil and gas production	37,776	25,839	—	26,574	—	—	90,189
Facilities insurance modifications, net	(384)	—	—	—	—	—	(384)
Exploration expenses	1,903	1,366	74,975	10,520	801	—	89,565
General and administrative	3,444	1,415	2,270	3,433	47,491	(33,429)	24,624
Depletion, depreciation and amortization	62,376	15,050	61	43,753	439	—	121,679
Interest and other financing costs, net(1)	14,260	(607)	(15,662)	2,734	28,657	—	29,382
Derivatives, net	—	—	—	—	75,204	—	75,204
Other expenses, net	66,235	4,894	(1,930)	4,295	(1,818)	(75,204)	(3,528)
Total costs and expenses	185,610	47,957	59,714	91,309	150,774	(108,633)	426,731
Income (loss) before income taxes	140,481	63,274	(59,714)	92,692	(42,582)	—	194,151
Income tax expense	49,798	24,719	—	—	2,461	—	76,978
Net income (loss)	$90,683	$38,555	$(59,714)	$92,692	$(45,043)	$—	$117,173

Consolidated capital expenditures, net	$56,128	$14,074	$136,615	$39,940	$1,534	$—	$248,291

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2022
Revenues and other income:
Oil and gas revenue	$735,571	$218,969	$—	$324,843	$—	$—	$1,279,383
Gain on sale of assets	—	—	—	471	—	—	471
Other income, net	1	—	—	1,028	423,304	(424,238)	95
Total revenues and other income	735,572	218,969	—	326,342	423,304	(424,238)	1,279,949
Costs and expenses:
Oil and gas production	113,119	48,464	—	53,309	—	—	214,892
Facilities insurance modifications, net	6,752	—	—	—	—	—	6,752
Exploration expenses	1,974	2,976	78,089	17,096	1,306	—	101,441
General and administrative	7,413	3,017	4,266	8,377	94,206	(66,862)	50,417
Depletion, depreciation and amortization	163,786	32,988	115	82,947	812	—	280,648
Interest and other financing costs, net(1)	29,286	(1,088)	(28,501)	5,458	57,366	—	62,521
Derivatives, net	—	—	—	—	357,376	—	357,376
Other expenses, net	316,797	24,017	(1,344)	17,672	(868)	(357,376)	(1,102)
Total costs and expenses	639,127	110,374	52,625	184,859	510,198	(424,238)	1,072,945
Income (loss) before income taxes	96,445	108,595	(52,625)	141,483	(86,894)	—	207,004
Income tax expense	34,780	48,049	—	3,102	2,500	—	88,431
Net income (loss)	$61,665	$60,546	$(52,625)	$138,381	$(89,394)	$—	$118,573

Consolidated capital expenditures, net	$(8,057)	$24,296	$147,416	$64,244	$2,712	$—	$230,611

As of June 30, 2022
Property and equipment, net	$1,661,177	$389,499	$1,092,873	$870,768	$18,010	$—	$4,032,327
Total assets	$3,127,071	$1,097,801	$1,540,896	$3,605,374	$18,046,768	$(22,486,720)	$4,931,190
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

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$416,867	$320,787
Acquisition of oil and gas properties	—	21,205
Proceeds on sale of assets	—	(118,693)
Adjustments:
Changes in capital accruals	1,290	7,061
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	21,702	27,779
Capitalized interest	(63,891)	(35,326)
Other	110	7,798
Total consolidated capital expenditures, net	$376,078	$230,611
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

Recent Developments

Ghana

During the second quarter of 2023, Ghana production averaged approximately 108,500 Boepd gross (33,700 Boepd net).

The Jubilee development drilling campaign continued to progress during the second quarter of 2023 bringing one producer well in the Jubilee Main Field online during the quarter and successful start-up of the Jubilee South East project with two producers online in July 2023. The Jubilee partnership now expects to bring an additional three new wells online in the second half of 2023; one additional producer well and one water injection well in the Jubilee Main Field as well as one additional water injection well related to Jubilee South East which has been accelerated into 2023 given the efficiency of the drilling program in Ghana.

In connection with the approval of the Jubilee Phase 1 PoD in 2009, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to the Government of Ghana at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment, providing 200 Bcf of natural gas to the Government of Ghana. From 2018 through 2022, approximately 19 Bcf of the first 200 Bcf of natural gas was substituted from the TEN Fields in order to maintain consistent gas volumes to shore for Ghana domestic power purposes. Commencing on January 1, 2023, the volume of approximately 19 Bcf of Jubilee gas (in restoration of the amount originally substituted from TEN) has been sold to Ghana under the terms of the TAG GSA at $0.50 per MMBtu. The Jubilee partners have reached an interim agreement to sell Jubilee Field gas at a price of $2.90 per MMBtu to the Government of Ghana beyond the 19 Bcf from the Jubilee Field through September 2023, while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement covering both the Jubilee and TEN Fields. During the second quarter of 2023, the operator submitted a draft amended plan of development for TEN, as well as a term sheet for a gas sales agreement covering future gas sales from both the Jubilee and TEN Fields, to the Government of Ghana.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 15,900 Boepd net (~81% oil) for the second quarter of 2023.

The Kodiak #3 infill well located in Mississippi Canyon was brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined through the end of the third quarter of 2022. Workover plans have been developed for remediation and are now expected to commence around the middle of 2024 given the better than forecast performance of the well this quarter.

The Winterfell development project continued to make progress during the second quarter of 2023. Drilling and completion of the three wells for the first phase of development under the Field Development Plan is expected to start in the third quarter of 2023 and first production for the project is targeted to be around the end of the first quarter of 2024. The host facility production handling agreement and midstream export agreements are expected to be completed by the end of 2023.

The Odd Job Field subsea pump installation project was approximately 55% complete as of the end of the second quarter of 2023 with an expected online date in the middle of 2024. The project is expected to extend the life and increase reserves of the Odd Job Field.

In July 2023, Kosmos spud the Tiberius infrastructure-led exploration prospect, which is located in block 964 of Keathley Canyon (33% working interest) in the Outer Wilcox play. We expect results of the Tiberius exploration well around the end of the third quarter of 2023.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 24,000 Bopd gross (8,400 Bopd net) in the second quarter of 2023.

The 2023 Ceiba Field and Okume Complex development drilling campaign is expected to begin in the fourth quarter of 2023. The drilling campaign is planned to include two production well workovers, three in-fill production wells and an ILX well (Akeng Deep) in Block S.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

Critical path to first gas on Phase 1 of the Greater Tortue project is through the completion of the subsea work scope. As a result of a delay in these activities, first gas for the project is now targeted in the first quarter of 2024, with the delivery of the other work scopes being optimized for the updated project schedule. The following milestones were achieved through the second quarter of 2023 and filing date:

•FLNG: Construction and mechanical completion activities are finishing and pre-commissioning work is underway. Sailaway is targeted around the end of the third quarter of 2023 with the vessel expected to arrive on location offshore Mauritania/Senegal around the end of 2023 when hookup work is expected to commence.

•FPSO: In January 2023, the FPSO vessel departed China making a planned stopover in Singapore to install the fair leads. Arrival on location offshore Mauritania/Senegal is expected in the fourth quarter of 2023 to align with the revised schedule for the subsea work scope.

•Hub Terminal: Construction work is complete, and activity is focused on progressing handover to operations in the third quarter of 2023.

•Subsea: Due to a delay in the subsea workstream, the operator has put in place a plan to finish installation of the infield flowlines and subsea structures in the first quarter of 2024.

•Drilling: Successfully drilled and completed all four wells with expected production capacity significantly higher than what is required for first gas.

Sao Tome and Principe

In the second quarter of 2023, we received approval for a twelve month extension to May 2024 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and six months ended June 30, 2023 and 2022 are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	3,547	5,339	8,492	11,569
Gas (MMcf)	2,774	1,252	5,535	2,256
NGL (MBbl)	107	129	203	246
Total (MBoe)	4,116	5,677	9,618	12,191
Total (Boepd)	45,234	62,381	53,135	67,354

Revenues:
Oil sales	$267,149	$604,668	$655,248	$1,254,676
Gas sales	3,568	10,271	7,434	15,207
NGL sales	2,538	5,429	4,813	9,500
Total oil and gas revenue	$273,255	$620,368	$667,495	$1,279,383

Average oil sales price per Bbl	$75.32	$113.25	$77.16	$108.45
Average gas sales price per Mcf	1.29	8.20	1.34	6.74
Average NGL sales price per Bbl	23.72	42.09	23.71	38.62
Average total sales price per Boe	66.38	109.28	69.40	104.94

Costs:
Oil and gas production, excluding workovers	$59,302	$88,120	$141,817	$209,343
Oil and gas production, workovers	4,277	2,069	5,698	5,549
Total oil and gas production costs	$63,579	$90,189	$147,515	$214,892

Depletion, depreciation and amortization	$89,913	$121,679	$199,287	$280,648

Average cost per Boe:
Oil and gas production, excluding workovers	$14.41	$15.52	$14.75	$17.17
Oil and gas production, workovers	1.04	0.36	0.59	0.46
Total oil and gas production costs	15.45	15.88	15.34	17.63

Depletion, depreciation and amortization	21.84	21.43	20.72	23.02
Total	$37.29	$37.31	$36.06	$40.65

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2023:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	8	3.09
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.34	—	—
Okume	—	—	—	—	—	—	1	0.40
U.S. Gulf of Mexico
Winterfell	—	—	—	—	—	—	2	0.50
Mauritania / Senegal
Mauritania BirAllah Block	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	1	0.39	7	2.07	16	5.01

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$273,255	$620,368	$(347,113)
Gain on sale of assets	—	471	(471)
Other income, net	60	43	17
Total revenues and other income	273,315	620,882	(347,567)
Costs and expenses:
Oil and gas production	63,579	90,189	(26,610)
Facilities insurance modifications, net	—	(384)	384
Exploration expenses	11,015	89,565	(78,550)
General and administrative	23,444	24,624	(1,180)
Depletion, depreciation and amortization	89,913	121,679	(31,766)
Interest and other financing costs, net	24,371	29,382	(5,011)
Derivatives, net	3,031	75,204	(72,173)
Other expenses, net	4,779	(3,528)	8,307
Total costs and expenses	220,132	426,731	(206,599)
Income before income taxes	53,183	194,151	(140,968)
Income tax expense (benefit)	29,838	76,978	(47,140)
Net income	$23,345	$117,173	$(93,828)

Oil and gas revenue.  Oil and gas revenue decreased by $347.1 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 primarily as a result of the timing of our international oil liftings, lower average oil prices and lower production due to natural field decline. We sold 4,116 MBoe at an average realized price per barrel equivalent of $66.38 during the three months ended June 30, 2023 and 5,677 MBoe at an average realized price per barrel equivalent of $109.28 during the three months ended June 30, 2022.

Oil and gas production.  Oil and gas production costs decreased by $26.6 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 primarily as a result of decreased sales volumes due to the timing of our international oil liftings and natural field decline, along with lower operating costs from the Jubilee Field.

Exploration expenses.  Exploration expenses decreased by $78.6 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 primarily a result of the $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania that were written off to exploration expense with the expiration of the exploration period of Block C8 during the three months ended June 30, 2022.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $31.8 million during the three months ended June 30, 2023, as compared with the three months ended June 30, 2022 primarily as a result of lower sales volumes during the quarter.

Derivatives, net.  During the three months ended June 30, 2023 and 2022, we recorded a loss of $3.0 million and a loss of $75.2 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended June 30, 2023 and 2022, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate, jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible, expenses, primarily in the U.S.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$667,495	$1,279,383	$(611,888)
Gain on sale of assets	—	471	(471)
Other income, net	(313)	95	(408)
Total revenues and other income	667,182	1,279,949	(612,767)
Costs and expenses:
Oil and gas production	147,515	214,892	(67,377)
Facilities insurance modifications, net	—	6,752	(6,752)
Exploration expenses	23,015	101,441	(78,426)
General and administrative	52,611	50,417	2,194
Depletion, depreciation and amortization	199,287	280,648	(81,361)
Interest and other financing costs, net	48,939	62,521	(13,582)
Derivatives, net	(3,809)	357,376	(361,185)
Other expenses, net	6,809	(1,102)	7,911
Total costs and expenses	474,367	1,072,945	(598,578)
Income before income taxes	192,815	207,004	(14,189)
Income tax expense (benefit)	86,161	88,431	(2,270)
Net income	$106,654	$118,573	$(11,919)

Oil and gas revenue.  Oil and gas revenue decreased by $611.9 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 as a result of the timing of our international oil liftings and lower average oil prices and lower production due to concluding the pre-emption transaction in March 2022 and natural field decline. We sold 9,618 MBoe at an average realized price per barrel equivalent of $69.40 during the six months ended June 30, 2023 and 12,191 MBoe at an average realized price per barrel equivalent of $104.94 during the six months ended June 30, 2022.

Oil and gas production.  Oil and gas production costs decreased by $67.4 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily as a result of decreased sales volumes due to the timing of our international oil liftings, concluding the pre-emption transaction in March 2022 and natural field decline, along with lower operating costs from the Jubilee Field.

Exploration expenses.  Exploration expenses decreased by $78.4 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily a result of the $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania that were written off to exploration expense with the expiration of the exploration period of Block C8 during the six months ended June 30, 2022.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $81.4 million during the six months ended June 30, 2023, as compared with the six months ended June 30, 2022 primarily as a result of lower sales volumes in the current year.

Interest and other financing costs, net.  Interest and other financing costs, net decreased $13.6 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim project partially offset by increased interest expenses related to higher interest rates.

Derivatives, net.  During the six months ended June 30, 2023 and 2022, we recorded a gain of $3.8 million and a loss of $357.4 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense (benefit). For the six months ended June 30, 2023 and 2022, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

As of June 30, 2023, borrowings under the Facility totaled $775.0 million and the undrawn availability under the Facility was $370.1 million. In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of approximately $1.15 billion. As of June 30, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$221,963	$608,186
Borrowings under long-term debt	150,000	—
Proceeds on sale of assets	—	118,693
	371,963	726,879
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	416,867	320,787
Acquisition of oil and gas properties	—	21,205
Notes receivable from partners	33,295	11,428
Payments on long-term debt	7,500	315,000
Tax withholdings on restricted stock units	11,811	2,753
Dividends	166	655
Deferred financing costs	—	6,288
	469,639	678,116
Increase (decrease) in cash, cash equivalents and restricted cash	$(97,676)	$48,763

Net cash provided by operating activities.  Net cash provided by operating activities for the six months ended June 30, 2023 was $222.0 million compared with net cash provided by operating activities for the six months ended June 30, 2022 of $608.2 million. The decrease in cash provided by operating activities in the six months ended June 30, 2023 when compared to the same period in 2022 is primarily a result of lower average oil prices and lower sales volumes due to concluding the pre-emption transaction in March 2022 and natural field decline.

The following table presents our liquidity and financial position as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Borrowings under the Facility	$775,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	137,500	145,000
Total long-term debt	2,412,500	2,270,000
Cash and cash equivalents	85,729	183,405
Total restricted cash	3,416	3,416
Net debt	$2,323,355	$2,083,179

Availability under the Facility	$370,083	$618,034
Availability under the Corporate Revolver	$250,000	$250,000
Available borrowings plus cash and cash equivalents	$705,812	$1,051,439
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

2023 Capital Program
We estimate we will spend approximately $700-$750 million of capital for the year ending December 31, 2023, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $250-$300 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend;

•Approximately $350-$400 million related to the development of Jubilee South East in Ghana, Phase 1 of Greater Tortue Ahmeyim in Mauritania and Senegal, and Winterfell in the U.S. Gulf of Mexico;

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana and the Ceiba and Okume Fields in Equatorial Guinea, however, excludes the additional interests in Jubilee and TEN acquired in the October 2021 acquisition of Anadarko WCTP. As of June 30, 2023, borrowings under the Facility totaled $775.0 million and the undrawn availability under the Facility was $370.1 million.

On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, effective as of April 19, 2023. In April 2023, during the Spring 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of approximately $1.15 billion resulting in a reduction of approximately $100 million of availability under the Facility.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on March 31, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of June 30, 2023, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

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

Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR. As of June 30, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. The GoM Term Loan also includes an accordion feature providing for incremental commitments of up to $100.0 million subject to certain conditions. As of March 31, 2023, borrowings under the GoM Term Loan totaled $137.5 million. In June 2023, the Company amended the GoM Term Loan deferring the scheduled quarterly principal repayments through March 31, 2024 and extending the deferred repayments to the maturity date. As of June 30, 2023, $15.0 million of the total $137.5 million outstanding under the GoM Term Loan has been classified within Current maturities of long-term debt on our consolidated balance sheet.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2023 and the weighted average interest rates expected to be paid on the Facility, Corporate Revolver and GoM Term Loan given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							June 30,
	2023(2)	2024	2025	2026	2027	Thereafter	Total	2023
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$650,000	$—	$—	$650,000	$572,598
7.750% Senior Notes	—	—	—	—	400,000	—	$400,000	$343,516
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	372,893

Variable rate debt:
Weighted average interest rate	9.64%	9.55%	8.56%	8.27%	8.45%	—%
Facility(1)	$—	$93,047	$227,450	$279,282	$175,221	$—	$775,000	$775,000
GoM Term Loan(3)	—	30,000	107,500	—	—	—	137,500	137,500

Total principal debt repayments(1)	$—	$123,047	$334,950	$929,282	$575,221	$450,000	$2,412,500
Interest & commitment fee payments on long-term debt	105,663	204,738	167,168	115,148	52,959	16,875	662,551
Operating leases(4)	2,029	4,121	4,192	4,264	4,204	6,652	25,462
Purchase obligations(5)	61,105	34,976	—	—	—	—	96,081
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of June 30, 2023. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period July 1, 2023 through December 31, 2023.
(3)In June 2023, the Company amended the GoM Term Loan pausing the scheduled quarterly principal repayments through March 31, 2024 and extending the deferred repayments to the maturity date.
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

We have a commitment to drill 3 development wells and one exploration well in Equatorial Guinea. We have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development costs. Kosmos’ total share for the two agreements combined originally estimated at approximately $240.0 million, of which $230.2 million has been incurred through June 30, 2023, excluding accrued interest. These amounts will be repaid through the national oil companies’ share of future revenues.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2023:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2022	$2,688
Changes in contract fair value	220
Contract maturities	10,632
Fair value of contracts outstanding as of June 30, 2023	$13,540

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first six months of 2023 ranged between $71.71 and $88.21 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first six months of 2023.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2023. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			June 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2023(1)
								(In thousands)
2023:
Jul - Dec	Three-way collars	Dated Brent	3,000	$1.34	$49.17	$71.67	$107.58	$5,203
Jul - Dec	Two-way collars	Dated Brent	2,500	1.69	—	72.00	112.00	3,771
2024:
Jan - Dec	Three-way collars	Dated Brent	2,000	1.35	45.00	70.00	97.50	5,764
Jan - Jun	Two-way collars	Dated Brent	2,000	1.24	—	65.00	85.00	(1,198)
__________________________________
(1)Fair values are based on the average forward oil prices on June 30, 2023.

In July 2023, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2024 through December 2024 with sold put price of $45.00 per barrel, a floor price of $70.00 per barrel and a ceiling price of $95.00 per barrel.
At June 30, 2023, our open commodity derivative instruments were in a net asset position of $13.5 million. As of June 30, 2023, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $27.5 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $36.1 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoM Term Loan, which as of June 30, 2023 total $912.5 million and have a weighted average interest rate of 9.4%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $4.8 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 7, 2023	/s/ NEAL D. SHAH
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