Form 10-Q
period 2023-09-30
Kosmos Energy Ltd.
filed 2023-11-06
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2023
Common Shares, $0.01 par value	460,129,711

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
“Corporate Revolver”
Prior to March 31, 2022, this term refers to the Revolving Credit Facility Agreement dated November 23, 2012 (as amended or as amended and restated from time to time), and on or after March 31, 2022, this term refers to the new Revolving Credit Facility Agreement dated March 31, 2022 (as amended or as amended and restated from time to time).

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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GJFFDP”	Greater Jubilee Full Field Development Plan.
“GNPC”	Ghana National Petroleum Corporation.
“GoM Term Loan”	Senior Secured Term Loan Credit Agreement dated September 30, 2020.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, however, forecasted capital expenditures in relation to the additional interests in Ghana acquired in the October 2021 acquisition of Anadarko WCTP are not included, to (y) the aggregate loan amounts outstanding under the Facility.
“LIBOR”	London Interbank Offered Rate
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.

“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“Shell”	Royal Dutch Shell and related subsidiaries.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.

“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,742	$183,405
Receivables
Joint interest billings, net	29,851	28,851
Oil sales	71,700	67,483
Other	17,016	23,401
Inventories	155,011	133,515
Prepaid expenses and other	49,476	24,722
Derivatives	—	7,344
Total current assets	461,796	468,721
Property and equipment:
Oil and gas properties, net	4,174,239	3,837,437
Other property, net	5,730	5,210
Property and equipment, net	4,179,969	3,842,647
Other assets:
Restricted cash	3,416	3,416
Long-term receivables	297,327	235,696
Deferred financing costs, net of accumulated amortization of $15,003 and $13,263 at September 30, 2023 and December 31, 2022, respectively	2,900	4,640
Deferred tax assets	2,664	—
Derivatives	698	1,725
Other	20,631	23,143
Total assets	$4,969,401	$4,579,988
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$199,031	$212,275
Accrued liabilities	338,790	325,206
Current maturities of long-term debt	—	30,000
Derivatives	26,597	6,773
Total current liabilities	564,418	574,254
Long-term liabilities:
Long-term debt, net	2,389,197	2,195,911
Derivatives	2,402	778
Asset retirement obligations	330,102	300,800
Deferred tax liabilities	433,628	468,445
Other long-term liabilities	249,985	251,952
Total long-term liabilities	3,405,314	3,217,886
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 504,372,666 and 500,161,421 issued at September 30, 2023 and December 31, 2022, respectively	5,044	5,002
Additional paid-in capital	2,525,634	2,505,694
Accumulated deficit	(1,294,002)	(1,485,841)
Treasury stock, at cost, 44,263,269 shares at September 30, 2023 and December 31, 2022, respectively	(237,007)	(237,007)
Total stockholders’ equity	999,669	787,848
Total liabilities and stockholders’ equity	$4,969,401	$4,579,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues and other income:
Oil and gas revenue	$526,348	$456,056	$1,193,843	$1,735,439
Gain on sale of assets	—	—	—	471
Other income, net	198	48	(115)	143
Total revenues and other income	526,546	456,104	1,193,728	1,736,053
Costs and expenses:
Oil and gas production	138,782	62,372	286,297	277,264
Facilities insurance modifications, net	—	494	—	7,246
Exploration expenses	10,290	17,215	33,305	118,656
General and administrative	25,120	24,007	77,731	74,424
Depletion, depreciation and amortization	132,347	106,313	331,634	386,961
Interest and other financing costs, net	25,440	29,796	74,379	92,317
Derivatives, net	45,971	(113,842)	42,162	243,534
Other expenses, net	11,055	(218)	17,864	(1,320)
Total costs and expenses	389,005	126,137	863,372	1,199,082
Income before income taxes	137,541	329,967	330,356	536,971
Income tax expense	52,356	107,713	138,517	196,144
Net income	$85,185	$222,254	$191,839	$340,827

Net income per share:
Basic	$0.19	$0.49	$0.42	$0.75
Diluted	$0.18	$0.47	$0.40	$0.72

Weighted average number of shares used to compute net income per share:
Basic	460,108	455,840	459,477	455,158
Diluted	481,099	476,431	479,738	474,820

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2023:
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Equity-based compensation	—	—	10,093	—	—	10,093
Restricted stock units	3,691	37	(37)	—	—	—
Tax withholdings on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	83,309	—	83,309
Balance as of March 31, 2023	503,852	5,039	2,503,940	(1,402,532)	(237,007)	869,440
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	11,121	—	—	11,121
Restricted stock units	493	4	(4)	—	—	—
Tax withholdings on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	23,345	—	23,345
Balance as of June 30, 2023	504,345	5,043	2,515,055	(1,379,187)	(237,007)	903,904
Dividends	—	—	—	—	—	—
Equity-based compensation	—	—	10,580	—	—	10,580
Restricted stock units	28	1	(1)	—	—	—
Net income	—	—	—	85,185	—	85,185
Balance as of September 30, 2023	504,373	$5,044	$2,525,634	$(1,294,002)	$(237,007)	$999,669

2022:
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	12	—	—	12
Equity-based compensation	—	—	8,425	—	—	8,425
Restricted stock units	3,377	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	1,400	—	1,400
Balance as of March 31, 2022	499,529	$4,995	$2,479,325	$(1,710,992)	$(237,007)	$536,321
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	8,886	—	—	8,886
Restricted stock awards and units	487	5	(5)	—	—	—
Net income	—	—	—	117,173	—	117,173
Balance as of June 30, 2022	500,016	$5,000	$2,488,192	$(1,593,819)	$(237,007)	$662,366
Equity-based compensation	—	—	8,871	—	—	8,871
Restricted stock units	89	1	(1)	—	—	—
Net income	—	—	—	222,254	—	222,254
Balance as of September 30, 2022	500,105	$5,001	$2,497,062	$(1,371,565)	$(237,007)	$893,491

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$191,839	$340,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	339,177	394,799
Deferred income taxes	(37,481)	(37,445)
Unsuccessful well costs and leasehold impairments	2,244	83,086
Change in fair value of derivatives	52,467	257,112
Cash settlements on derivatives, net (including $(12.3) million and $(289.9) million on commodity hedges during 2023 and 2022)	(21,478)	(304,328)
Equity-based compensation	31,778	25,896
Gain on sale of assets	—	(471)
Loss on extinguishment of debt	1,503	192
Other	2,547	(5,940)
Changes in assets and liabilities:
(Increase) decrease in receivables	(5,766)	54,035
(Increase) in inventories	(26,847)	(4,377)
(Increase) in prepaid expenses and other	(22,920)	(5,704)
Increase (decrease) in accounts payable	(13,244)	64,216
Increase (decrease) in accrued liabilities	(22,425)	1,338
Net cash provided by operating activities	471,394	863,236
Investing activities
Oil and gas assets	(611,914)	(543,349)
Acquisition of oil and gas properties	—	(21,205)
Proceeds on sale of assets	—	118,703
Notes receivable from partners	(46,632)	(28,188)
Net cash used in investing activities	(658,546)	(474,039)
Financing activities
Borrowings under long-term debt	300,000	—
Payments on long-term debt	(145,000)	(322,500)
Tax withholdings on restricted stock units	(11,811)	(2,753)
Dividends	(166)	(655)
Other	(534)	(6,288)
Net cash provided by (used in) financing activities	142,489	(332,196)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,663)	57,001
Cash, cash equivalents and restricted cash at beginning of period	186,821	174,896
Cash, cash equivalents and restricted cash at end of period	$142,158	$231,897

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$50,814	$79,787
Income taxes, net of refund received	$212,352	$195,782

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$138,742	$183,405
Restricted cash - long-term	3,416	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$142,158	$186,821

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

Inventories

Inventories consisted of $141.5 million and $125.3 million of materials and supplies and $13.5 million and $8.2 million of hydrocarbons as of September 30, 2023 and December 31, 2022, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Revenue Recognition

Our oil and gas revenues are recognized when hydrocarbons have been sold to a purchaser at a fixed or determinable price, title has transferred and collection is probable. Certain revenues are based on contracts with provisional pricing and quantity optionality which contain a derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month of or month after the sale.

    Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues from contract with customers - Equatorial Guinea	$74,998	$41,178	$182,738	$263,532
Revenues from contract with customers - Ghana	355,098	301,855	735,675	1,044,039
Revenues from contract with customers - U.S. Gulf of Mexico	102,968	116,603	285,735	441,446
Provisional oil sales contracts	(6,716)	(3,580)	(10,305)	(13,578)
Oil and gas revenue	$526,348	$456,056	$1,193,843	$1,735,439

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

4. Long-term Receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1. The amount financed by Kosmos is to be repaid with interest through the national oil companies’ share of future revenues. As of September 30, 2023 and December 31, 2022, the balance due from the national oil companies was $243.6 million and $196.9 million, respectively, which is classified as Long-term receivables on our consolidated balance sheets. As of September 30, 2023 and December 31, 2022, accrued interest on the balance due from the national oil companies was $32.7 million and $21.5 million, respectively. Interest income on the long-term notes receivable was $4.0 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively, and $11.3 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Oil and gas properties:
Proved properties	$7,535,104	$6,953,435
Unproved properties	403,481	341,334
Total oil and gas properties	7,938,585	7,294,769
Accumulated depletion	(3,764,346)	(3,457,332)
Oil and gas properties, net	4,174,239	3,837,437

Other property	64,268	60,730
Accumulated depreciation	(58,538)	(55,520)
Other property, net	5,730	5,210

Property and equipment, net	$4,179,969	$3,842,647

We recorded depletion expense of $123.5 million and $100.0 million for the three months ended September 30, 2023 and 2022, respectively, and $307.0 million and $366.4 million for the nine months ended September 30, 2023 and 2022, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2023.

September 30, 2023
(In thousands)
Beginning balance	$145,957
Additions to capitalized exploratory well costs pending the determination of proved reserves	8,487
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$154,444

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2023	December 31, 2022
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to three years	34,028	32,770
Exploratory well costs capitalized for a period of four to seven years	120,416	113,187
Ending balance	$154,444	$145,957
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of September 30, 2023, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to July 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During 2023 we have continued progressing appraisal studies and maturing concept design. Following additional evaluation, a final investment decision for the development of the project is expected to be made.

Asam Discovery — In October 2019, we drilled the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. The discovery was subsequently named Asam. In July 2020, an appraisal work program was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and the appraisal work program is currently ongoing to integrate all available data into models to establish the scale of the discovered resource and evaluate the optimum development solution. During the fourth quarter of 2022, we received approval from the Government of Equatorial Guinea to enter the second sub-period phase of the Block S exploration license with a scheduled expiration in December 2024. Additionally, in December 2022 the Asam Field appraisal report was submitted to the Government of Equatorial Guinea. During 2023, studies and concept design continued to progress. Following additional evaluation, a decision regarding commerciality is expected to be made.

7. Debt

	September 30, 2023	December 31, 2022
	(In thousands)
Outstanding debt principal balances:
Facility	$925,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	—	145,000
Total long-term debt	2,425,000	2,270,000
Unamortized deferred financing costs and discounts	(35,803)	(44,089)
Total debt, net	2,389,197	2,225,911
Less: Current maturities of long-term debt	—	(30,000)
Long-term debt, net	$2,389,197	$2,195,911

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of September 30, 2023, borrowings under the Facility totaled $925.0 million and the undrawn availability under the Facility was $220.1 million. Final maturity of the Facility is in March 2027. In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion increasing the undrawn availability by approximately $104.9 million. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea.

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

On September 29, 2023, the Company amended the Facility to accede Kosmos Energy Ghana Investments and Kosmos Energy Ghana Holdings Limited, to the Facility as obligors. As a result, the additional interests in Jubilee and TEN that were acquired in the October 2021 acquisition of Anadarko WCTP are now included when calculating the borrowing base amount for the Facility, effective as of October 1, 2023.

On October 19, 2023, the Company amended the Facility to modify the amortization schedule in order to reduce the number of repayment installments from seven to six equal installments, with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024. There was no change to the final maturity date or final repayment date.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2023 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of September 30, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.

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

We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2023 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. On September 15, 2023, the Company repaid the remaining outstanding principal amount of $137.5 million plus accrued interest using cash on hand, constituting payment in full. The GoM Term Loan was subsequently terminated pursuant to, and subject to the terms of, the GoM Term Loan.

Principal Debt Repayments

At September 30, 2023, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2023(2)	2024	2025	2026	2027	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,425,000	$—	$243,047	$227,450	$929,282	$575,221	$450,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of September 30, 2023 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In October 2023, the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion and the Company amended the Facility to modify the amortization schedule with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024.
(2)Represents payments for the period October 1, 2023 through December 31, 2023.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interest expense	$54,643	$45,448	$155,123	$131,626
Amortization—deferred financing costs	2,462	2,577	7,543	7,838
Loss on extinguishment of debt	1,503	—	1,503	192
Capitalized interest	(36,029)	(22,163)	(99,920)	(57,489)
Deferred interest	(488)	4	(135)	(1,436)
Interest income	(4,793)	(2,956)	(13,379)	(7,840)
Other, net	8,142	6,886	23,644	19,426
Interest and other financing costs, net	$25,440	$29,796	$74,379	$92,317

Capitalized interest for the nine months ended September 30, 2023 and 2022 primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. Once development is complete on the Greater Tortue Ahmeyim Phase 1 project, we will no longer capitalize interest on the project.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2023. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2023:
Oct - Dec	Three-way collars	Dated Brent	1,500	$1.34	$49.17	$71.67	$107.58
Oct - Dec	Two-way collars	Dated Brent	1,250	1.69	—	72.00	112.00
2024:
Jan - Dec	Three-way collars	Dated Brent	4,000	1.31	45.00	70.00	96.25
Jan - Jun	Two-way collars	Dated Brent	2,000	1.24	—	65.00	85.00
Jan - Dec	Two-way collars	Dated Brent	2,000	0.46	—	70.00	100.00
__________________________________

The following tables disclose the Company’s derivative instruments as of September 30, 2023 and December 31, 2022, and gain/(loss) from derivatives during the three and nine months ended September 30, 2023 and 2022, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2023	December 31, 2022
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$7,344
Provisional oil sales	Receivables: Oil sales	—	1,170
Commodity	Derivatives assets—long-term	698	1,725
Derivative liabilities:
Commodity	Derivatives liabilities—current	(26,597)	(6,773)
Commodity	Derivatives liabilities—long-term	(2,402)	(778)
Total derivatives not designated as hedging instruments		$(28,301)	$2,688

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2023	2022	2023	2022
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(6,716)	$(3,580)	$(10,305)	$(13,578)
Commodity	Derivatives, net	(45,971)	113,842	(42,162)	(243,534)
Total derivatives not designated as hedging instruments		$(52,687)	$110,262	$(52,467)	$(257,112)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2023 and December 31, 2022, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2023
Assets:
Commodity derivatives	$—	$698	$—	$698
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(28,999)	—	(28,999)
Total	$—	$(28,301)	$—	$(28,301)
December 31, 2022
Assets:
Commodity derivatives	$—	$9,069	$—	$9,069
Provisional oil sales	—	1,170	—	1,170
Liabilities:
Commodity derivatives	—	(7,551)	—	(7,551)
Total	$—	$2,688	$—	$2,688

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

Debt

The following table presents the carrying values and fair values at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$646,600	$613,444	$645,699	$558,201
7.750% Senior Notes	396,505	370,044	395,893	335,592
7.500% Senior Notes	446,104	403,574	445,564	361,958
GoM Term Loan	—	—	145,000	145,000
Facility	925,000	925,000	625,000	625,000
Total	$2,414,209	$2,312,062	$2,257,156	$2,025,751

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $10.6 million and $8.8 million during the three months ended September 30, 2023 and 2022, respectively, and $31.8 million and $25.9 million during the nine months ended September 30, 2023 and 2022, respectively. The total tax benefit for the three months ended September 30, 2023 and 2022 was $1.9 million and $1.5 million, respectively, and $5.6 million and $4.4 million during the nine months ended September 30, 2023 and 2022, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of nil for the three months ended September 30, 2023 and 2022 and $(3.2) million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively. The fair value of awards vested during the three months ended September 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively, and $44.9 million and $21.9 million during the nine months ended September 30, 2023 and 2022, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

In June 2023, the Company’s stockholders approved the Amended and Restated Kosmos Energy Ltd. Long Term Incentive Plan, which authorized an additional 17.0 million shares of common stock available for issuance under the LTIP.

The following table reflects the outstanding restricted stock units as of September 30, 2023:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2022	4,916	$4.18	12,041	$5.61
Granted(1)	2,699	7.59	3,419	12.25
Forfeited(1)	(214)	5.46	(192)	7.98
Vested	(2,755)	3.86	(2,949)	8.22
Outstanding at September 30, 2023	4,646	5.72	12,319	6.56
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

As of September 30, 2023, total equity-based compensation to be recognized on unvested restricted stock units is $37.5 million over a weighted average period of 1.77 years. At September 30, 2023, the Company had approximately 18.7 million shares that remain available for issuance under the LTIP.

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

Income before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
United States	$(13,425)	$16,168	$(62,548)	$77,832
Foreign	150,966	313,799	392,904	459,139
Income before income taxes	$137,541	$329,967	$330,356	$536,971

For the three months ended, September 30, 2023 and 2022, our effective tax rate was 38% and 33%, respectively. For the nine months ended September 30, 2023 and 2022, our effective tax rate was 42% and 37%, respectively. For the three and nine months ended September 30, 2023 and 2022, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the statutory income tax rates applicable to our foreign operations, primarily in Ghana and Equatorial Guinea,
•Jurisdictions that have a 0% statutory tax rate or that are tax exempt,
•Jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and
•Other non-deductible expenses, primarily in the U.S.

12. Net Income Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$85,185	$222,254	$191,839	$340,827
Denominator:
Weighted average number of shares outstanding:
Basic	460,108	455,840	459,477	455,158
Restricted stock units(1)	20,991	20,591	20,261	19,662
Diluted	481,099	476,431	479,738	474,820
Net income per share:
Basic	$0.19	$0.49	$0.42	$0.75
Diluted	$0.18	$0.47	$0.40	$0.72
__________________________________
(1)We excluded restricted stock units of 0.2 million for the three months ended September 30, 2022 and 0.1 million for the nine months ended September 30, 2022 from the computations of diluted net income per share because the effect would have been anti-dilutive.

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

Performance Obligations

As of September 30, 2023 and December 31, 2022, the Company had performance and supplemental bonds totaling $192.0 million and $205.2 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued liabilities:
Exploration, development and production	$131,208	$80,598
Revenue payable	25,077	26,087
Current asset retirement obligations	10,884	1,732
General and administrative expenses	26,719	32,069
Interest	47,383	44,740
Income taxes	91,023	127,183
Taxes other than income	1,225	1,524
Derivatives	1,372	6,440
Other	3,899	4,833
	$338,790	$325,206

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the nine months ended September 30, 2023:

September 30, 2023
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$302,534
Liabilities incurred during period	10,015
Liabilities settled during period	(3,504)
Revisions in estimated retirement obligations	10,340
Accretion expense	21,601
Ending asset retirement obligations	$340,986

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
(Gain) loss on disposal of inventory	$2,412	$(821)	$5,351	$(536)
Loss on asset retirement obligations liability settlements	4,733	—	4,848	620
Other, net	3,910	603	7,665	(1,404)
Other expenses, net	$11,055	$(218)	$17,864	$(1,320)

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At September 30, 2023, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2023
Revenues and other income:
Oil and gas revenue	$348,366	$75,014	$—	$102,968	$—	$—	$526,348
Other income, net	—	—	—	746	80,826	(81,374)	198
Total revenues and other income	348,366	75,014	—	103,714	80,826	(81,374)	526,546
Costs and expenses:
Oil and gas production	90,737	24,700	—	23,345	—	—	138,782
Exploration expenses	(58)	2,931	3,698	1,913	1,806	—	10,290
General and administrative	2,475	1,209	2,543	3,291	51,018	(35,416)	25,120
Depletion, depreciation and amortization	77,688	14,654	297	38,948	760	—	132,347
Interest and other financing costs, net(1)	14,368	(752)	(31,438)	3,540	39,722	—	25,440
Derivatives, net	—	—	—	—	45,971	—	45,971
Other expenses, net	42,466	3,449	3,337	5,414	2,347	(45,958)	11,055
Total costs and expenses	227,676	46,191	(21,563)	76,451	141,624	(81,374)	389,005
Income (loss) before income taxes	120,690	28,823	21,563	27,263	(60,798)	—	137,541
Income tax expense	42,614	12,477	—	54	(2,789)	—	52,356
Net income (loss)	$78,076	$16,346	$21,563	$27,209	$(58,009)	$—	$85,185

Consolidated capital expenditures, net	$53,039	$15,821	$42,079	$76,895	$4,716	$—	$192,550

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2023
Revenues and other income:
Oil and gas revenue	$728,465	$179,643	$—	$285,735	$—	$—	$1,193,843
Other income, net	(425)	10	—	2,832	151,740	(154,272)	(115)
Total revenues and other income	728,040	179,653	—	288,567	151,740	(154,272)	1,193,728
Costs and expenses:
Oil and gas production	141,973	68,623	—	75,701	—	—	286,297
Exploration expenses	579	7,013	11,917	9,089	4,707	—	33,305
General and administrative	9,921	3,871	7,346	13,099	155,617	(112,123)	77,731
Depletion, depreciation and amortization	177,796	36,737	699	114,912	1,490	—	331,634
Interest and other financing costs, net(1)	42,535	(2,138)	(87,087)	9,632	111,437	—	74,379
Derivatives, net	—	—	—	—	42,162	—	42,162
Other expenses, net	38,811	3,402	6,058	8,215	3,527	(42,149)	17,864
Total costs and expenses	411,615	117,508	(61,067)	230,648	318,940	(154,272)	863,372
Income (loss) before income taxes	316,425	62,145	61,067	57,919	(167,200)	—	330,356
Income tax expense	112,478	25,837	—	1,119	(917)	—	138,517
Net income (loss)	$203,947	$36,308	$61,067	$56,800	$(166,283)	$—	$191,839

Consolidated capital expenditures, net	$202,517	$40,777	$191,830	$125,215	$8,288	$—	$568,627

As of September 30, 2023
Property and equipment, net	$1,243,655	$402,999	$1,672,423	$842,715	$18,177	$—	$4,179,969
Total assets	$3,320,522	$1,738,886	$2,507,496	$3,934,860	$21,048,238	$(27,580,601)	$4,969,401
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2022
Revenues and other income:
Oil and gas revenue	$296,980	$42,473	$—	$116,603	$—	$—	$456,056
Other income, net	1	—	—	698	(82,537)	81,886	48
Total revenues and other income	296,981	42,473	—	117,301	(82,537)	81,886	456,104
Costs and expenses:
Oil and gas production	23,911	11,921	—	26,540	—	—	62,372
Facilities insurance modifications, net	494	—	—	—	—	—	494
Exploration expenses	9,459	1,071	2,182	2,674	1,829	—	17,215
General and administrative	3,967	1,991	2,624	2,804	44,577	(31,956)	24,007
Depletion, depreciation and amortization	65,288	7,741	143	32,701	440	—	106,313
Interest and other financing costs, net(1)	16,922	(595)	(18,402)	2,785	29,086	—	29,796
Derivatives, net	—	—	—	—	(113,842)	—	(113,842)
Other expenses, net	(101,457)	(6,464)	145	(6,317)	33	113,842	(218)
Total costs and expenses	18,584	15,665	(13,308)	61,187	(37,877)	81,886	126,137
Income (loss) before income taxes	278,397	26,808	13,308	56,114	(44,660)	—	329,967
Income tax expense	98,413	7,371	—	(275)	2,204	—	107,713
Net income (loss)	$179,984	$19,437	$13,308	$56,389	$(46,864)	$—	$222,254

Consolidated capital expenditures, net	$40,871	$2,435	$114,339	$43,612	$1,834	$—	$203,091

	Ghana(2)	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico(3)	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2022
Revenues and other income:
Oil and gas revenue	$1,032,551	$261,442	$—	$441,446	$—	$—	$1,735,439
Gain on sale of assets	—	—	—	471	—	—	471
Other income, net	1	—	—	1,726	340,768	(342,352)	143
Total revenues and other income	1,032,552	261,442	—	443,643	340,768	(342,352)	1,736,053
Costs and expenses:
Oil and gas production	137,030	60,384	—	79,850	—	—	277,264
Facilities insurance modifications, net	7,246	—	—	—	—	—	7,246
Exploration expenses	11,433	4,047	80,271	19,770	3,135	—	118,656
General and administrative	11,379	5,008	6,890	11,181	138,783	(98,817)	74,424
Depletion, depreciation and amortization	229,074	40,729	257	115,648	1,253	—	386,961
Interest and other financing costs, net(1)	46,208	(1,682)	(46,903)	8,244	86,450	—	92,317
Derivatives, net	—	—	—	—	243,534	—	243,534
Other expenses, net	215,340	17,553	(1,200)	11,355	(834)	(243,534)	(1,320)
Total costs and expenses	657,710	126,039	39,315	246,048	472,321	(342,351)	1,199,082
Income (loss) before income taxes	374,842	135,403	(39,315)	197,595	(131,553)	(1)	536,971
Income tax expense	133,193	55,420	—	2,828	4,703	—	196,144
Net income (loss)	$241,649	$79,983	$(39,315)	$194,767	$(136,256)	$(1)	$340,827

Consolidated capital expenditures, net	$32,814	$26,732	$261,755	$107,856	$4,545	$—	$433,702

As of September 30, 2022
Property and equipment, net	$1,627,871	$385,442	$1,225,991	$881,990	$17,373	$—	$4,138,667
Total assets	$3,211,263	$1,130,390	$1,727,997	$3,649,195	$18,987,516	$(23,784,949)	$4,921,412
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
(3)Includes activity related to our acquisition of an additional interest in the Kodiak Oil Field commencing June 9, 2022, the acquisition date. Additionally, cash consideration paid of $29.0 million is included in consolidated capital expenditures for the three and nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$611,914	$543,349
Acquisition of oil and gas properties	—	21,205
Proceeds on sale of assets	—	(118,703)
Adjustments:
Changes in capital accruals	25,441	1,511
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	31,061	35,570
Capitalized interest	(99,920)	(57,489)
Other	131	8,259
Total consolidated capital expenditures, net	$568,627	$433,702
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

Recent Developments

Corporate

On September 15, 2023, the Company repaid the remaining outstanding principal amount of the GoM Term Loan in the amount of $137.5 million plus accrued interest using cash on hand, constituting payment in full. The GoM Term Loan was subsequently terminated pursuant to, and subject to the terms of, the GoM Term Loan.

On September 29, 2023, the Company amended the Facility to accede Kosmos Energy Ghana Investments and Kosmos Energy Ghana Holdings Limited, to the Facility as obligors. As a result, the additional interests in Jubilee and TEN that were acquired in the October 2021 acquisition of Anadarko WCTP are now included when calculating the borrowing base amount for the Facility.

On October 19, 2023, the Company amended the Facility to modify the amortization schedule in order to reduce the number of repayment installments from seven to six equal installments, with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024. There was no change to the final maturity date or final repayment date.

Ghana

During the third quarter of 2023, Ghana production averaged approximately 128,000 Boepd gross (43,600 Boepd net).

The Jubilee development drilling campaign continued to progress during the third quarter of 2023 bringing one producer well in the Jubilee Main Field online during the quarter and successfully starting up the Jubilee South East project with two producers online in July 2023. The Jubilee partnership brought an additional two water injection wells in the field online early in the fourth quarter of 2023 and accelerated the drilling of one additional producer well in the Jubilee Main Field and one additional water injection well related to Jubilee South East into the fourth quarter of 2023.

In connection with the approval of the Jubilee Phase 1 PoD in 2009, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to the Government of Ghana at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment, providing 200 Bcf of natural gas to the Government of Ghana. From 2018 through 2022, approximately 19 Bcf of the first 200 Bcf of natural gas was substituted from the TEN Fields in order to maintain consistent gas volumes to shore for Ghana domestic power purposes. Commencing on January 1, 2023, the volume of approximately 19 Bcf of Jubilee gas (in restoration of the amount originally substituted from TEN) has been sold to Ghana under the terms of the TAG GSA at $0.50 per MMBtu. The Jubilee partners have reached an interim agreement to sell Jubilee Field gas at a price of $2.90 per MMBtu to the Government of Ghana beyond the 19 Bcf from the Jubilee Field through November 2023, while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement covering both the Jubilee and TEN Fields. During the second quarter of 2023, the operator submitted a draft amended plan of development for TEN, as well as a term sheet for a gas sales agreement covering future gas sales from both the Jubilee and TEN Fields, to the Government of Ghana. If the amended plan of development for TEN is not approved or delayed, it could lead to a curtailment or delay of investment and development activity in TEN.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 15,700 Boepd net (~82% oil) for the third quarter of 2023.

The Kodiak #3 infill well located in Mississippi Canyon was brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined through the end of the third quarter of 2022. Workover plans have been developed for remediation and are now expected to commence around the middle of 2024 given the better than forecast performance of the well this year.

The Winterfell development project continued to make progress during the third quarter of 2023. Drilling and completion of the three wells for the first phase of development under the Field Development Plan commenced in the third quarter of 2023 and first production for the project is targeted to be around the end of the first quarter of 2024. The first well has been drilled and completed. The host facility production handling agreement and midstream export agreements are expected to be completed by the end of 2023.

The Odd Job Field subsea pump installation project was approximately 67% complete as of the end of the third quarter of 2023 with an expected online date in the middle of 2024. The project is expected to extend the life and increase reserves of the Odd Job Field.

In July 2023, Kosmos spud the Tiberius infrastructure-led exploration prospect, which is located in block 964 of Keathley Canyon (33% working interest) in the Outer Wilcox play. In October 2023, we announced the well encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. We are now conducting rock and fluid analysis to confirm the production potential of the reservoir and working with partners on subsea development options for the discovery.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 25,400 Bopd gross (8,900 Bopd net) in the third quarter of 2023.

The Ceiba Field and Okume Complex rig campaign is expected to commence shortly in the fourth quarter of 2023. The campaign is planned to include two production well workovers followed by drilling three in-fill production wells and one ILX well (Akeng Deep) in Block S.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

On Greater Tortue Ahmeyim, the following milestones have been achieved:

•Drilling: Earlier in the year, the operator successfully drilled and completed all four wells with expected production capacity significantly higher than what is required for first gas.

•Hub Terminal: Construction work is complete, and handover to operations was completed in August 2023.

•Subsea: Significant progress has been made on the revised plan to complete installation of the infield flowlines and subsea structures due to the previously announced delay in the subsea workstream. Work on the revised plan is expected to commence later this quarter with new contractors.

•FLNG: Construction and mechanical completion activities are finishing and pre-commissioning work is underway. The vessel is expected to sailaway later this quarter arriving on location early next year when hookup work is expected to commence.

•FPSO: Currently en route to Mauritania/Senegal and is now expected to arrive on location in the first quarter of 2024.

The critical path to first gas on Phase 1 of the Greater Tortue Ahmeyim project is now through the arrival, hookup and commissioning of the FPSO. The delivery of first gas in the first quarter of 2024 depends on the execution of this workstream, which has the potential to slip into the second quarter of 2024.

Yakaar and Teranga Discoveries

The Yakaar and Teranga discoveries continue to be analyzed as a joint development. During 2023 we have continued progressing appraisal studies, maturing concept design, and proposed to partners that the Yakaar and Teranga discoveries in the Cayar Offshore Profond Block be pursued as a commercial joint development. PETROSEN agreed to the proposal, however, BP was not able to reach alignment on important terms of the proposed joint development. On November 2, 2023, BP elected not to proceed with further development activities with the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block (the “Contract”) and the related Joint Operating Agreement (the “JOA”), BP has now elected to permanently waive its rights to participate in the development of the Yakaar and Teranga discoveries under the Contract and the JOA. As provided in the JOA, Kosmos has assumed BP’s participating interest under the Contract and the JOA and has become operator of the Cayar Offshore Profond Block, subject to customary government approvals. The participating interests in the Cayar Offshore Profond Block is now:

Kosmos 90% and PETROSEN 10%, subject to customary government approvals, with PETROSEN having the right to increase its participating interest after final investment decision and issuance of an exploitation authorization to up to 35%.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and nine months ended September 30, 2023 and 2022 are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,956	4,458	14,448	16,028
Gas (MMcf)	4,046	859	9,582	3,115
NGL (MBbl)	97	84	299	330
Total (MBoe)	6,727	4,685	16,344	16,877
Total (Boepd)	73,123	50,926	59,868	61,821

Revenues:
Oil sales	$511,735	$444,491	$1,166,983	$1,699,167
Gas sales	13,080	8,595	20,514	23,802
NGL sales	1,533	2,970	6,346	12,470
Total oil and gas revenue	$526,348	$456,056	$1,193,843	$1,735,439

Average oil sales price per Bbl	$85.92	$99.71	$80.77	$106.01
Average gas sales price per Mcf	3.23	10.01	2.14	7.64
Average NGL sales price per Bbl	15.80	35.36	21.22	37.79
Average total sales price per Boe	78.24	97.34	73.04	102.83

Costs:
Oil and gas production, excluding workovers	$136,556	$58,811	$278,373	$268,154
Oil and gas production, workovers	2,226	3,561	7,924	9,110
Total oil and gas production costs	$138,782	$62,372	$286,297	$277,264

Depletion, depreciation and amortization	$132,347	$106,313	$331,634	$386,961

Average cost per Boe:
Oil and gas production, excluding workovers	$20.30	$12.55	$17.03	$15.89
Oil and gas production, workovers	0.33	0.76	0.48	0.54
Total oil and gas production costs	20.63	13.31	17.51	16.43

Depletion, depreciation and amortization	19.67	22.69	20.29	22.93
Total	$40.30	$36.00	$37.80	$39.36

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2023:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.34	—	—
Okume	—	—	—	—	—	—	1	0.40
U.S. Gulf of Mexico
Marmalard			1	0.11
Winterfell	—	—	1	0.25	—	—	1	0.25
Tiberius	1	0.33	—	—	—	—	—	—
Mauritania / Senegal
Mauritania BirAllah Block	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	1	0.33	3	0.75	7	2.07	10	2.83

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$526,348	$456,056	$70,292
Other income, net	198	48	150
Total revenues and other income	526,546	456,104	70,442
Costs and expenses:
Oil and gas production	138,782	62,372	76,410
Facilities insurance modifications, net	—	494	(494)
Exploration expenses	10,290	17,215	(6,925)
General and administrative	25,120	24,007	1,113
Depletion, depreciation and amortization	132,347	106,313	26,034
Interest and other financing costs, net	25,440	29,796	(4,356)
Derivatives, net	45,971	(113,842)	159,813
Other expenses, net	11,055	(218)	11,273
Total costs and expenses	389,005	126,137	262,868
Income before income taxes	137,541	329,967	(192,426)
Income tax expense	52,356	107,713	(55,357)
Net income	$85,185	$222,254	$(137,069)

Oil and gas revenue.  Oil and gas revenue increased by $70.3 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 primarily as a result of the increased sales volumes due to the timing of our international oil liftings offset by lower average oil prices. We sold 6,727 MBoe at an average realized price per barrel equivalent of $78.24 during the three months ended September 30, 2023 and 4,685 MBoe at an average realized price per barrel equivalent of $97.34 during the three months ended September 30, 2022.

Oil and gas production.  Oil and gas production costs increased by $76.4 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 primarily as a result of increased sales volumes due to the timing of our international oil liftings and higher production costs per barrel driven by field production mix in our Ghana business unit.

Exploration expenses.  Exploration expenses decreased by $6.9 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 primarily a result of approximately $9.3 million of exploration expenses for the three months ended September 30, 2022 related to the two abandoned Ntomme step out wells.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $26.0 million during the three months ended September 30, 2023, as compared with the three months ended September 30, 2022 primarily as a result of increased sales volumes during the quarter.

Derivatives, net.  During the three months ended September 30, 2023 and 2022, we recorded a loss of $46.0 million and a gain of $113.8 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended September 30, 2023 and 2022, changes to our effective tax rates are driven by which tax jurisdictions our income before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,193,843	$1,735,439	$(541,596)
Gain on sale of assets	—	471	(471)
Other income, net	(115)	143	(258)
Total revenues and other income	1,193,728	1,736,053	(542,325)
Costs and expenses:
Oil and gas production	286,297	277,264	9,033
Facilities insurance modifications, net	—	7,246	(7,246)
Exploration expenses	33,305	118,656	(85,351)
General and administrative	77,731	74,424	3,307
Depletion, depreciation and amortization	331,634	386,961	(55,327)
Interest and other financing costs, net	74,379	92,317	(17,938)
Derivatives, net	42,162	243,534	(201,372)
Other expenses, net	17,864	(1,320)	19,184
Total costs and expenses	863,372	1,199,082	(335,710)
Income before income taxes	330,356	536,971	(206,615)
Income tax expense	138,517	196,144	(57,627)
Net income	$191,839	$340,827	$(148,988)

Oil and gas revenue.  Oil and gas revenue decreased by $541.6 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily as a result of lower average oil prices for the nine months ended September 30, 2023. We sold 16,344 MBoe at an average realized price per barrel equivalent of $73.04 during the nine months ended September 30, 2023 and 16,877 MBoe at an average realized price per barrel equivalent of $102.83 during the nine months ended September 30, 2022.

Oil and gas production.  Oil and gas production costs increased by $9.0 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily as a result of higher production costs per barrel in our Ghana business unit.

Exploration expenses.  Exploration expenses decreased by $85.4 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. During the during the nine months ended September 30, 2022, $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania were written off to exploration expense with the expiration of the exploration period of Block C8 and approximately $10.9 million was incurred related to the two abandoned Ntomme step out wells.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $55.3 million during the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022 primarily as a result lower depletion cost per Boe in our Ghana business unit due to lower cost basis in our TEN Fields, resulting from an impairment charge recognized on the TEN Fields for the year ended December 31, 2022.

Interest and other financing costs, net.  Interest and other financing costs, net decreased $17.9 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim project partially offset by increased interest expenses related to higher interest rates.

Derivatives, net.  During the nine months ended September 30, 2023 and 2022, we recorded a loss of $42.2 million and a loss of $243.5 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense (benefit). For the nine months ended September 30, 2023 and 2022, changes to our effective tax rates are driven by which tax jurisdictions our income before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

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

As of September 30, 2023, borrowings under the Facility totaled $925.0 million and the undrawn availability under the Facility was $220.1 million. In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion increasing undrawn availability by approximately $104.9 million. As of September 30, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$471,394	$863,236
Borrowings under long-term debt	300,000	—
Proceeds on sale of assets	—	118,703
	771,394	981,939
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	611,914	543,349
Acquisition of oil and gas properties	—	21,205
Notes receivable from partners	46,632	28,188
Payments on long-term debt	145,000	322,500
Tax withholdings on restricted stock units	11,811	2,753
Dividends	166	655
Deferred financing costs	534	6,288
	816,057	924,938
Increase (decrease) in cash, cash equivalents and restricted cash	$(44,663)	$57,001

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2023 was $471.4 million compared with net cash provided by operating activities for the nine months ended September 30, 2022 of $863.2 million. The decrease in cash provided by operating activities in the nine months ended September 30, 2023 when compared to the same period in 2022 is primarily a result of lower average oil prices for the nine months ended September 30, 2023.

The following table presents our liquidity and financial position as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Borrowings under the Facility	$925,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	—	145,000
Total long-term debt	2,425,000	2,270,000
Cash and cash equivalents	138,742	183,405
Total restricted cash	3,416	3,416
Net debt	$2,282,842	$2,083,179

Availability under the Facility	$220,083	$618,034
Availability under the Corporate Revolver	$250,000	$250,000
Available borrowings plus cash and cash equivalents	$608,825	$1,051,439
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

2023 Capital Program
We estimate we will spend approximately $800 million of capital for the year ending December 31, 2023, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $325 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend;

•Approximately $400 million related to the development of Jubilee South East in Ghana, Phase 1 of Greater Tortue Ahmeyim in Mauritania and Senegal, and Winterfell in the U.S. Gulf of Mexico;

•Approximately $75 million related to progressing our infrastructure-led exploration and appraisal programs in the U.S. Gulf of Mexico and Equatorial Guinea, as well as the appraisal plans of our greater gas resources in Mauritania and Senegal, including Phase 2 of Greater Tortue Ahmeyim, BirAllah and Yakaar-Teranga.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. As of September 30, 2023, borrowings under the Facility totaled $925.0 million and the undrawn availability under the Facility was $220.1 million. In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion increasing the undrawn availability by approximately $104.9 million. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea

On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, effective as of April 19, 2023. On September 29, 2023, the Company amended the Facility to accede Kosmos Energy Ghana Investments and Kosmos Energy Ghana Holdings Limited, to the Facility as obligors. As a result, the additional interests in Jubilee and TEN that were acquired in the October 2021 acquisition of Anadarko WCTP are now included when calculating the borrowing base amount for the Facility, effective as of October 1, 2023. On October 19, 2023, the Company amended the Facility to modify the amortization schedule in order to reduce the number of repayment installments from seven to six equal installments, with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024. There was no change to the final maturity date or final repayment date.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on October 1, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of September 30, 2023, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. We were in compliance with the financial covenants contained in the Facility as of September 30, 2023 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR. As of September 30, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.

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

 We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2023 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

GoM Term Loan

In September 2020, the Company entered into a five-year $200.0 million senior secured term-loan credit agreement secured against the Company's U.S. Gulf of Mexico assets with net proceeds received of $197.7 million after deducting fees and other expenses. On September 15, 2023, the Company repaid the remaining outstanding principal amount of $137.5 million plus accrued interest using cash on hand, constituting payment in full. The GoM Term Loan was subsequently terminated pursuant to, and subject to the terms of, the GoM Term Loan.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2023 and the weighted average interest rates expected to be paid on the Facility and Corporate Revolver given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							September 30,
	2023(2)	2024	2025	2026	2027	Thereafter	Total	2023
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$—	$650,000	$—	$—	$650,000	$613,444
7.750% Senior Notes	—	—	—	—	400,000	—	$400,000	$370,044
7.500% Senior Notes	—	—	—	—	—	450,000	450,000	403,574

Variable rate debt:
Weighted average interest rate	9.22%	9.38%	8.59%	8.69%	8.95%	—%
Facility(1)	$—	$243,047	$227,450	$279,282	$175,221	$—	$925,000	$925,000

Total principal debt repayments(3)	$—	$243,047	$227,450	$929,282	$575,221	$450,000	$2,425,000
Interest & commitment fee payments on long-term debt	62,609	195,878	160,847	116,530	53,177	16,875	605,916
Operating leases(4)	1,015	4,107	4,178	4,249	4,194	6,652	24,395
Purchase obligations(5)	48,764	34,976	—	—	—	—	83,740
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of September 30, 2023. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In October 2023 the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion increasing the undrawn availability by approximately $104.9 million and the Company amended the Facility to modify the amortization schedule with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024.
(2)Represents the period October 1, 2023 through December 31, 2023.
(3)The amounts included in the table represent principal maturities only.
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

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $300.0 million, of which $243.6 million has been incurred through September 30, 2023, excluding accrued interest. These amounts will be repaid through the national oil companies’ share of future revenues.

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
•the impacts of Russia’s war in Ukraine and potential instability in the Middle East following Hamas’ attack on Israel and the effects these events have on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and NGL prices and operating and capital expenditures;
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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2023:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2022	$2,688
Changes in contract fair value	(52,467)
Contract maturities	21,478
Fair value of contracts outstanding as of September 30, 2023	$(28,301)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first nine months of 2023 ranged between $71.71 and $97.92 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first nine months of 2023.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2023. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			September 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2023(1)
								(In thousands)
2023:
Oct - Dec	Three-way collars	Dated Brent	1,500	$1.34	$49.17	$71.67	$107.58	$(2,884)
Oct - Dec	Two-way collars	Dated Brent	1,250	1.69	—	72.00	112.00	(2,391)
2024:
Jan - Dec	Three-way collars	Dated Brent	4,000	1.31	45.00	70.00	96.25	(8,720)
Jan - Jun	Two-way collars	Dated Brent	2,000	1.24	—	65.00	85.00	(14,395)
Jan - Dec	Two-way collars	Dated Brent	2,000	0.46	—	70.00	100.00	89
__________________________________
(1)Fair values are based on the average forward oil prices on September 30, 2023.

At September 30, 2023, our open commodity derivative instruments were in a net liability position of $28.3 million. As of September 30, 2023, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $44.9 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $35.1 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of September 30, 2023 total $925.0 million and have a weighted average interest rate of 9.2%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $4.9 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 6, 2023	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1
Amended and Restated Facility Agreement, amended as of October 19, 2023, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, Kosmos Energy Ghana Investments, Kosmos Energy Ghana Holdings Limited, Kosmos Equatorial Guinea, Inc., Kosmos International Petroleum, Inc., ABSA Bank Limited, Credit Agricole Corporate and Investment Bank, ING Belgium SA/NV, Natixis, N.B.S.A Limited, Societe Generale, London Branch, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, and SMBC Bank International PLC.

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