Form 10-K
period 2023-12-31
Kosmos Energy Ltd.
filed 2024-02-26
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common stock held by non‑affiliates, based on the per‑share closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,698,047,415.
The number of the registrant’s Common Stock outstanding as of February 22, 2024 was 471,502,543.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.
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
“Loan life cover ratio”
The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets to (y) the aggregate loan amounts outstanding under the Facility.

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
•the impacts of Russia’s war in Ukraine and potential instability in the Middle East and the effects these events have on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and NGL prices and operating and capital expenditures;
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
Over the past few years, our business strategy has evolved to focus on enhancing production through infill drilling and well work, infrastructure-led exploration, as well as value-accretive acquisitions. This strategic evolution was initially enabled by our acquisition of the Ceiba Field and Okume Complex assets offshore Equatorial Guinea in 2017, together with access to surrounding exploration licenses, and bolstered by the 2018 acquisition of Deep Gulf Energy, a deepwater company operating in the U.S. Gulf of Mexico, which further enhanced our production, exploitation and infrastructure-led exploration capabilities. Most recently, we have demonstrated this infrastructure-led exploration strategy by the Winterfell and Tiberius discoveries in the U.S. Gulf of Mexico in 2021 and 2023, respectively. We have demonstrated the value-accretive acquisitions strategy with the acquisition of additional interests in the Jubilee and TEN fields offshore Ghana in 2021, the Kodiak and Winterfell fields in the U.S. Gulf of Mexico in 2022, and the Yakaar and Teranga fields in Senegal in 2023.

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

Our business strategy is designed to accomplish this mission by focusing on three key objectives: (1) maximize the value of our producing assets; (2) progress our discovered resources toward project sanction and into proved reserves, production, and cash flow through efficient appraisal, development and exploitation; and (3) add new lower carbon resources through an efficient low cost exploration program in proven basins or acquisitions. We are focused on increasing production, cash flows and reserves from our producing assets in Equatorial Guinea, Ghana, and the U.S. Gulf of Mexico as well as executing our appraisal and development efforts in the U.S. Gulf of Mexico and Equatorial Guinea. In Mauritania and Senegal, we are progressing our Greater Tortue Ahmeyim development with first gas for Phase 1 of the project targeted in the third quarter of 2024, while advancing Phase 2 of the development, as well as advancing phased development concepts for the Yakaar and Teranga discoveries in Senegal and the BirAllah and Orca discoveries in Mauritania. In addition, our portfolio contains an inventory of infrastructure-led exploration prospects, which we plan to continue to mature and high-grade for future drilling and development, providing us access to additional high return growth potential in the coming years. We are also working with our partners and host governments on projects to reduce the carbon intensity of our production assets, such as the elimination of routine flaring in Ghana and Equatorial Guinea.
Grow cash flow, proved reserves and production through exploitation and development with increasing exposure to natural gas and LNG
We plan to grow cash flow, proved reserves and production by further exploiting our fields offshore Equatorial Guinea, Ghana, and the U.S. Gulf of Mexico. In Equatorial Guinea, our activity set is expanding beyond production optimization projects, such as utilizing electrical submersible pumps, to include development drilling and infrastructure-led exploration which, if successful, can be brought online quickly via subsea tieback to existing infrastructure. In Ghana, we plan to continue drilling additional development wells at the Jubilee Field in the near term. In the U.S. Gulf of Mexico, we plan to continue development drilling and well work in existing fields. We are also executing the Winterfell Field Development Plan with first production for Phase 1A of the project targeted for early in the second quarter of 2024 with future phases to follow. In addition, we are working with partners to progress development concepts for the Tiberius discovery which was made in 2023. The development of Phase 1 of the Greater Tortue Ahmeyim development offshore Mauritania and Senegal continues to make good progress. Beyond the Phase 1 development of Greater Tortue Ahmeyim, growth is also expected to be realized through additional development phases of Greater Tortue Ahmeyim and through development of the Yakaar and Teranga natural gas discoveries in Senegal and the BirAllah and Orca discoveries in Mauritania. During 2024, we plan to continue to mature development concepts for our existing discoveries in Mauritania, Senegal, the U.S. Gulf of Mexico and Equatorial Guinea.
Focus on optimally developing our discoveries to initial production
Our approach to development is designed to deliver first production on an accelerated timeline, with low cost, lower carbon solutions, where we can leverage early learnings to improve future outcomes and maximize returns. In certain circumstances, we believe a phased approach can be employed to optimize full‑field development. A phased approach facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phases are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phases of production to fund a portion of capital costs for subsequent phases. Our development of the Jubilee Field is an example of this approach. The Greater Tortue Ahmeyim development is also being developed in a phased approach, consistent with our business strategy. This is anticipated to result in first gas approximately nine years after initial discovery. Finally, our approach to discoveries in the U.S. Gulf of Mexico is to develop them via subsea tie-back to existing host facilities with spare capacity, which reduces development costs and the average timeline to first production. The Winterfell discovery (2021) and subsequent appraisal success (early 2022) is an example of this approach, with development expected to deliver first production in around three years after initial discovery. In addition, we anticipate that the Tiberius discovery (2023) will follow a similar approach.
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
We are led by an experienced management team with a successful track record. Our management team members average over 28 years of industry experience and have participated in discovering, developing, and maximizing the value of multiple large-scale upstream projects around the world. Our experience, industry relationships and technical expertise are our core competitive strengths and are crucial to our success.
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

We aim to act as a force for good by advancing a just energy transition in our host countries and communities – namely by supporting economic and social development in the places where we work through supplying affordable and cleaner energy while lowering emissions. We use the United Nations Sustainable Development Goals to understand how our activities promote economic and social progress in host countries. Our Business Principles reflect our shared values as a company, define how we conduct our business and set the standards to which we hold ourselves accountable. Our Business Principles are supported by more detailed policies, procedures, and management systems. Each year, we report on our ESG approach and performance in our Sustainability Report and on our website.

Most recently, we have focused on evaluating the costs, benefits, risks, and opportunities that climate change and the global energy transition may present to our business and integrating them into our business strategy. As part of this effort, the Health, Safety, Environment and Sustainability Board Committee oversees our response to climate change. A Chief Executive Officer led, cross functional, Climate Change Task force manages climate-related risks and opportunities, and is responsible for implementing our climate change strategy. We have published a Climate Risk and Resilience Report that adheres to the recommendations of the Task Force on Climate-related Disclosure (“TCFD”). The report reviews how we are identifying and managing climate-related risks and opportunities across four categories: Governance, Strategy, Risk Management, and Metrics and Targets. The report sets forth a scenario analysis demonstrating the resilience of our portfolio under a scenario aligned with the Paris Agreement’s goals, and our goal to achieve operated Scope 1 and Scope 2 carbon neutrality by 2030 or sooner. We first achieved this goal in 2021 and have identified a pathway to help maintain it through continual monitoring of emissions, assessment of emission reduction opportunities, and, for residual emissions, investment in high-quality carbon offset projects. We recognize most of our production, and the associated GHG emissions, is derived from assets in which we are non-operating partners. In 2023 we set a target to reduce absolute Scope 1 equity emissions 25% by 2026, compared to a 2022 baseline. This tangible, near-term target addresses the need to manage the climate impact of our portfolio and we are working with our partners to assess and implement emission reduction opportunities with minimal impact to production.

Maintain financial discipline
Execution of our strategy requires us to maintain a conservative financial approach with a strong balance sheet, ample liquidity, and a commitment to low leverage. As of December 31, 2023, our liquidity was approximately $670 million.
Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices. We have an active commodity hedging program where we aim to hedge a portion of our anticipated sales volumes on a one to two year rolling basis, with the goal to protect against the downside price scenario while still retaining partial exposure to the upside. As of January 31, 2024, we have hedged positions covering approximately 9.2 million barrels of oil production in 2024 and are now looking to protect our exposure to oil prices in 2025. We also maintain insurance to partially protect against loss of production revenues from certain of our producing assets.

Operations by Geographic Area
We currently have operations in Africa and the U.S. Gulf of Mexico. Presently, our operating revenues are generated from our operations offshore Ghana, Equatorial Guinea, and the U.S. Gulf of Mexico. The following tables provide a summary of certain key 2023 data for our geographic areas.

Geographic Area	Percentage of BOE Sales Volumes	Sales Volumes (Net to Kosmos)				Average Sales Price					Production	Depletion, depreciation and amortization per Boe
		Oil	NGL	Gas	Total	Oil	NGL	Gas	Total	Revenue	costs per
		(MMBbls)		(Bcf)	(MMBoe)	(per Bbl)		(per Bcf)	(per Boe)	(in Thousands)	Boe(3)
For the year ended December 31, 2023
Jubilee	54%	11.4	—	5.8	12.4	83.33	—	3.74	78.62	$974,627	8.74	17.30
TEN	7%	1.0	—	3.9	1.7	85.72	—	0.64	53.06	87,855	40.40	15.97
Ghana	61%	12.4	—	9.7	14.1	83.52	—	2.48	75.61	$1,062,482	12.47	17.15
Equatorial Guinea	15%	3.4	—	—	3.4	78.71	—	—	78.71	267,494	33.67	15.23
Mauritania/Senegal	—	—	—	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	24%	4.6	0.4	4.0	5.6	77.41	20.61	2.79	66.29	371,632	17.91	26.67
Total	100%	20.4	0.4	13.7	23.1	81.35	20.61	2.57	73.80	$1,701,608	16.92	19.30

For the year ended December 31, 2022
Jubilee	49%	11.4	—	—	11.4	$101.23	—	—	$101.23	$1,162,416	$9.93	$20.32
TEN	9%	2.0	—	—	2.0	96.83	—	—	96.83	188,546	47.48	28.57
Ghana(1)	58%	13.4	—	—	13.4	$100.59	—	—	$100.59	$1,350,962	$15.37	$21.52
Equatorial Guinea	14%	3.3	—	—	3.3	104.24	—	—	104.24	346,783	27.23	16.16
Mauritania/Senegal	—	—	—	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	28%	5.3	0.4	4.1	6.4	95.80	34.37	7.24	86.09	547,610	16.50	24.12
Total	100%	22.0	0.4	4.1	23.1	$100.00	$34.37	$7.24	$97.13	$2,245,355	$17.39	$21.55

For the year ended December 31, 2021
Jubilee	35%	7.0	—	—	7.0	$71.21	—	—	$71.21	$500,541	$11.12	$23.93
TEN	10%	2.0	—	—	2.0	73.82	—	—	73.82	143,691	37.47	37.30
Ghana(2)	45%	9.0	—	—	9.0	$71.77	—	—	$71.77	$644,232	$16.83	$26.84
Equatorial Guinea	19%	3.7	—	—	3.7	70.39	—	—	70.39	260,520	25.13	15.26
Mauritania/Senegal	—	—	—	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	36%	5.8	0.5	4.9	7.2	67.35	28.62	3.85	59.57	427,261	14.21	23.44
Total	100%	18.5	0.5	4.9	19.9	$70.10	$28.62	$3.85	$67.10	$1,332,013	$17.44	$23.54

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

Information about our deepwater fields is summarized in the following table.

			Kosmos
			Participating				License
Fields	License		Interest		Operator	Stage	Expiration
Ghana(1)
Jubilee	WCTP/DT	(2)	38.6%	(2)	Tullow	Production	2034/2036
TEN	DT		20.4%	(4)	Tullow	Production	2036
U.S. Gulf of Mexico(1)
Barataria	MC 521		22.5%		Kosmos	Production	(8)
Big Bend	MC 697 / 698 / 742		5.3%		QuarterNorth	Production	(8)
Gladden	MC 800		20.0%		W&T	Production	(8)
Kodiak	MC 727 / 771		35.0%		Kosmos	Production	(8)
Marmalard	MC 255 / 300		11.4%		Murphy	Production	(8)
Nearly Headless Nick	MC 387		21.9%		Murphy	Production	(8)
Danny Noonan	EC 381 / GB 506		30.0%		Talos	Production	(8)
Odd Job	MC 214 / 215		Various	(5)	Kosmos	Production	(8)
SOB II	MC 431		11.8%		Murphy	Production	(8)
S. Santa Cruz	MC 563		40.5%		Kosmos	Production	(8)
Tornado	GC 281		35.0%		Talos	Production	(8)
Winterfell	GC 943 / 944		25.0%		Beacon	Development	(8)
Tiberius	KC 964		33.3%		Kosmos	Appraisal	(8)
Mauritania
Greater Tortue Ahmeyim(1)	Block C8	(3)	26.8%		BP	Development	2049(9)
BirAllah	BirAllah		28.0%	(6)	BP	Appraisal	2024
Orca	BirAllah		28.0%	(6)	BP	Appraisal	2024
Senegal
Greater Tortue Ahmeyim(1)	Saint Louis Offshore Profond	(3)	26.7%		BP	Development	2044(10)
Teranga	Cayar Offshore Profond		90.0%	(7)	Kosmos	Appraisal	2024
Yakaar	Cayar Offshore Profond		90.0%	(7)	Kosmos	Appraisal	2024
Equatorial Guinea
Ceiba Field and Okume Complex(1)	Block G		40.4%		Trident	Production	2040
Asam	Block S		34.0%		Kosmos	Appraisal	2024
______________________________________
(1)For information concerning our estimated proved reserves as of December 31, 2023, see “—Our Reserves.”
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
(6)The Petroleum Contract covering the BirAllah and Orca discoveries contains provisions for back-in rights for the Government of Mauritania. Kosmos’ participating interest in the Petroleum contract is currently 28.0% and this interest percentage does not give effect to the exercise of such back-in rights. Full election by SMH of their back-in rights would reduce Kosmos’ participating interest to approximately 22.1%.
(7)PETROSEN has the right to increase its participating interest after final investment decision and issuance of an exploitation authorization to up to 35%. The interest percentage does not give effect to the exercise of such option.
(8)Our U.S. Gulf of Mexico blocks are held by production/operations, and the lease periods extend as long as production/governmental approved operations continue on the relevant block.
(9)License expiration date can be extended by an additional ten years subject to certain conditions being met.
(10)License expiration date can be extended by an additional twenty years subject to certain conditions being met.

Exploration License and Lease Areas

		Kosmos Average
	Number of	Participating			Current Phase
Country	Blocks	Interest		Operator(s)	Expiration Range
Equatorial Guinea	4	54.5%	(1)	Kosmos, Panoro	2024 and 2026
Mauritania	1	28.0%	(2)	BP	2024
Sao Tome and Principe	1	58.9%	(3)	Kosmos	2024
Senegal	1	90.0%	(4)	Kosmos	2024
U.S. Gulf of Mexico	46	40.6%		Kosmos, Occidental, Beacon, LLOG, Murphy, QuarterNorth, Talos, W&T Offshore, Houston Energy	through 2033	(5)
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
(4)PETROSEN has the right to increase its participating interest after final investment decision and issuance of an exploitation authorization to up to 35%. The interest percentage does not give effect to the exercise of such option.
(5)Our U.S. Gulf of Mexico blocks can be held by operations or commercial production, and the corresponding lease periods extend as long as governmental approved operations continue on the relevant block. This can extend the lease expiration to a date later than 2033.

Ghana
The WCTP and DT Blocks are located within the Tano Basin, offshore Ghana. This basin contains a proven world‑class petroleum system as evidenced by our discoveries. In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company (“Anadarko WCTP”), a subsidiary of Occidental Petroleum Corporation, which owned a participating interest in the WCTP Block and DT Block offshore Ghana, including an 18.0% participating interest in the Jubilee Unit Area and an 11.1% participating interest in the TEN Fields. Following closing of the acquisition, Kosmos’ interest in the Jubilee Unit Area increased from 24.1% to 42.1%, and Kosmos’ interest in the TEN Fields increased from 17.0% to 28.1%. In

November 2021, we received notice from Tullow Oil plc (“Tullow”) that they were exercising their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. After execution of definitive transaction documentation and receipt of governmental approvals, Kosmos concluded the pre-emption transaction with Tullow in March 2022. Following completion of the pre-emption process, Kosmos’ interest in the Jubilee Unit Area decreased from 42.1% to 38.6% and Kosmos’ interest in the TEN Fields decreased from 28.1% to 20.4%. The following is a brief discussion of our discoveries on our license areas offshore Ghana.
Ghana West Cape Three Points Block
Tullow is the operator of the West Cape Three Points Block. Under the WCTP petroleum contract, Kosmos is required to pay to the Government of Ghana a fixed royalty of 5% and a potential sliding‑scale royalty (“additional oil entitlement”), which comes into effect and escalates as the nominal project rate of return increases above a certain threshold. These royalties are to be paid in‑kind or, at the election of the Government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level. The WCTP petroleum contract has a duration of 30 years from its effective date (July 2004).
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
Jubilee Field
The Jubilee Field was discovered by Kosmos in 2007 by the Mahogany-1 well with first oil produced in 2010. The field covers an area within both the WCTP and DT Blocks. To optimize resource recovery in the Jubilee Field, it was unitized and the Jubilee UUOA was agreed to in 2009 which governs each party’s respective rights and duties in the Jubilee Unit and named Tullow as the Unit Operator. Although the Jubilee Field is unitized, Kosmos’ participating interests in each block outside the boundary of the Jubilee Unit are not impacted by the Jubilee UUOA. Currently, the WCTP petroleum contract has a 54.367% participating interest in the Jubilee Unit and the DT petroleum contract has a 45.633% participating interest in the Jubilee Unit. Our participating interest in the Jubilee Unit is based on these allocations and any event of redetermination in the future would impact Jubilee Unit participating interest.

The Jubilee Field is located approximately 60 kilometers offshore Ghana in water depths of approximately 1,000 to 1,800 meters, which led to the decision to implement an FPSO based development. The FPSO is designed to provide water and natural gas injection to support reservoir pressure, to process and store oil and to export gas through a pipeline to the mainland. The Jubilee Field continues to be developed in a phased approach. The initial phase provided subsea infrastructure capacity for additional production and injection wells to be drilled in future phases of development. The phased development of the Jubilee Field continued during 2023 successfully bringing four production wells and two injection wells online which included three wells (two production wells and one injection well) as part of the successful startup of the Jubilee Southeast project. The Jubilee Southeast project also included the installation of a new subsea production manifold. The development drilling campaign is planned to continue in 2024. One new injection well and one new production well were brought online early in the first quarter of 2024. The partnership expects to bring an additional three wells online in 2024 including two production wells and one injection well before we expect the rig contract to end.
In 2022, the partnership exported approximately 98 million standard cubic feet of natural gas per day (gross) on average from the Jubilee Field to the mainland. In December 2022, an interim gas sales agreement for 19 Bcf (gross) was executed with the Government of Ghana, which allowed for natural gas to be sold at $0.50 per MMBtu. In January 2023, the volume of approximately 19 Bcf of Jubilee gas (in restoration of the amount originally substituted from TEN) had been sold to Ghana under the terms of the TAG GSA at $0.50 per MMBtu. The Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana beyond the 19 Bcf from the Jubilee Field through May 2024, while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. Our inability to continuously export associated natural gas from the Jubilee Field could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.
TEN
The TEN Fields are located in the western and central portions of the DT Block, approximately 48 kilometers offshore Ghana in water depths of approximately 1,000 to 1,700 meters. The discoveries have been jointly developed with shared infrastructure and a single FPSO, with first oil produced in 2016. Similar to Jubilee, the TEN Fields have been developed in a phased manner. The TEN PoD was designed to include an expandable subsea system that could provide for multiple phases.
The construction and connection of a gas pipeline between the Jubilee and TEN Fields to transport natural gas to the mainland for processing and sale was completed in 2017. In December 2017, we signed the TAG GSA. The partnership is currently in discussions with the Government of Ghana regarding a future gas sales agreement. During the second quarter of 2023, the operator submitted a draft amended plan of development for TEN, as well as a term sheet for a gas sales agreement covering future gas sales from both Jubilee and TEN Fields, to the Government of Ghana. If the amended plan of development is delayed or not approved, it could lead to a curtailment or delay of investment and development activity in TEN. Our inability to continuously export associated natural gas from the TEN Fields could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.

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
Odd Job

The Odd Job Field is producing from three Middle Miocene wells through the Delta House FPS, operated by Murphy. In June 2022, we executed, as operator of the Odd Job Field, a contract for $131.6 million (gross) with Subsea 7 (US) LLC and OneSubsea LLC to fabricate and install a subsea pump in the Odd Job Field. The Odd Job Field subsea pump installation project was approximately 90% complete as of the end of 2023 with an expected online date around the middle of 2024. The project is expected to sustain long-term production from the Odd Job Field.

Tornado

The Tornado Field is producing from three Pliocene wells through the Helix Producer I, a ship-shaped, dynamically-positioned production platform in the deepwater U.S. Gulf of Mexico, which is operated by Talos Energy.

Kodiak

The Kodiak Field is producing from two wells, which are completed in the Middle Miocene sands. These wells are flowing through the Devils Tower Spar platform, which is operated by ENI US Operating Co. Inc. (“ENI”). One of these wells, the Kodiak-3 infill well, was brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak-3 infill well. The well was sidetracked, and the Kodiak-3ST well was brought online in September 2022. Well results and initial production were in line with expectations, however well productivity declined through the end of the third quarter of 2022. Workover plans have been developed and are expected to commence around the middle of 2024.

Winterfell

In January 2021, we announced the Winterfell-1 exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2022, the Winterfell-2 appraisal well in Green Canyon Block 943 was drilled to evaluate the adjacent fault block to the northwest of the original Winterfell discovery and was designed to test two horizons that were oil bearing in the Winterfell-1 well, with an exploration tail into a deeper horizon. The well discovered approximately 40 meters (120 feet) of net oil pay in the first and second horizons with better oil saturation and porosity than pre-drill expectations. The exploration tail discovered an additional oil-bearing horizon in a deeper reservoir which is also prospective in the blocks immediately to the north. During the third quarter of 2022, the Field Development Plan for the Winterfell Field was approved by all partners as a five well tieback to the Heidelberg facility which is operated by Oxy. The development drilling plan for the first phase included the sidetrack and completion of the Winterfell-1 well, completion of the Winterfell-2 well and drilling and completion of the Winterfell-3 well in an adjacent fault block to the southeast of the Winterfell-1 discovery well. The development drilling plan commenced in the third quarter of 2023 with the sidetrack and completion of the Winterfell-1 well in the fourth quarter of 2023. The Winterfell-2 well was completed early in the first quarter of 2024. The Winterfell-3 well is expected to commence drilling later in 2024. In addition, the host facility production handling agreement and oil export agreements have been executed. First production for Phase 1A of the project is targeted for early in the second quarter of 2024.

Tiberius

In July 2023, Kosmos spud the Tiberius infrastructure-led exploration prospect, which is located in block 964 of Keathley Canyon (33% working interest) in the Outer Wilcox play. In October 2023, we announced the well encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the wells, with characteristics analogous with similar nearby discoveries in the Wilcox trend. We are now working with partners on development options for the discovery.

Mauritania
In June 2012, we entered into a petroleum contract covering offshore Mauritania Block C8 with the Islamic Republic of Mauritania. Cost recovery oil is apportioned to the contractor from up to 55% (62% for gas) of total production prior to profit oil being split between the Government of Mauritania and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by the cumulative investment. At the election of the Government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. In June 2022, the exploration period of Block C8 offshore Mauritania expired and in October 2022 the partnership and the Government of Mauritania executed a new Petroleum contract covering the BirAllah and Orca discoveries in Block C8. The new Petroleum contract (named BirAllah) provides up to thirty months to submit a development plan covering the BirAllah and/or Orca discoveries with the terms of the new Petroleum contract substantially similar to the former Petroleum contract for Block C8 with additional provisions for enhanced back-in rights for the Government of Mauritania, local content, SMH’s capacity building and an environmental fund. Kosmos’ participating interest in the new Petroleum contract is 28.0% and full election by SMH of their back-in rights would reduce Kosmos’ participating interest to approximately 22.1%.
The C8 and BirAllah blocks are located on the western margin of the Mauritania Salt Basin offshore Mauritania and range in water depths from 100 to 3,000 meters. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps.
The C8 and BirAllah blocks cover an aggregate area of approximately 735 thousand acres (gross). We have acquired approximately 580 line-kilometers of 2D seismic data and 3,000 square kilometers of 3D seismic data covering portions of our blocks in Mauritania. Based on these 2D and 3D seismic programs, we have drilled three successful exploration wells and one appraisal well in Block C8 (now Greater Tortue Ahmeyim) and what is now the BirAllah block.
Senegal
The Saint Louis Offshore Profond and Cayar Offshore Profond Blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 300 to 3,100 meters. The area is an extension of the working petroleum system in the Mauritania Salt Basin. We acquired approximately 3,700 square kilometers of 3D seismic data over these Senegal blocks. We have drilled three successful exploration wells and two appraisal wells.
In June 2018, we entered the final renewal of the exploration period for the Senegal Cayar Offshore Profond and Saint Louis Offshore Profond Blocks. In July 2021, the term of the Cayar Offshore Profound license was extended for up to an additional three years, ending in July 2024. We are currently working with the Government of Senegal on a further extension of the term for the Cayar Offshore Profond license. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended on two separate occasions for a period of 10 years each under certain circumstances. The exploration period of the St. Louis Offshore Profound license expired in July 2021.
The following is a brief discussion of our discoveries to date offshore Mauritania and Senegal.
Greater Tortue Ahmeyim Development
The Greater Tortue Ahmeyim Field, discovered by the Tortue‑1 well in May 2015, in Mauritania Block C8 and by the Guembuel-1 well in January 2016, in the Saint-Louis Offshore Profond Block in Senegal covers an area within both the C8 and Saint-Louis Offshore Profond Blocks. Mauritania and Senegal agreed that the Greater Tortue Ahmeyim Field would be unitized for optimal resource recovery in the Inter-State Cooperation Agreement (ICA) signed in February 2018. The GTA UUOA was agreed between the contractor groups of the C8 and Saint-Louis Offshore Profond Blocks and approved by the appropriate Ministers in Mauritania and Senegal in February 2019. BP Mauritania and BP Senegal are co-Unit Operator and allocate responsibilities for the initial development of the Greater Tortue Ahmeyim Field. During the second quarter of 2019, SMH and PETROSEN elected to increase their respective interests in their portion of the Greater Tortue Ahmeyim Unit to the maximum allowed percentages under the respective petroleum contracts. After the elections, our interest in the exploration areas of Block C8 offshore Mauritania and in Saint Louis Offshore Profound offshore Senegal are unchanged, however, our interest in the Greater Tortue Ahmeyim Unit is now 26.8% in Mauritania and 26.7% in Senegal and is subject to redetermination of the participating interests pursuant to the terms of the GTA UUOA. In February 2019, Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA.
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

In December 2018, we and our partners announced that a final investment decision for Phase 1 of the Greater Tortue Ahmeyim project had been agreed. The Greater Tortue Ahmeyim project is designed to produce gas from a deepwater subsea system to a mid-water FPSO, which processes the gas to make it liquefaction ready, and sends the gas through a pipeline to a FLNG facility. The FLNG facility is protected behind a nearshore hub (which serves as a breakwater and LNG terminal) and is located on the Mauritania and Senegal maritime border. The FLNG facility for Phase 1 is designed to produce approximately 2.5 million tons per annum on average. The project will provide LNG for global export, as well as make gas available for domestic use in both Mauritania and Senegal. Following a competitive tender process, BP Gas Marketing (“BPGM”) was selected as the buyer for the LNG offtake for Greater Tortue Ahmeyim Phase 1, and the Tortue Phase 1 SPA was executed in February 2020 with an initial term of 10 years with a seller’s option to extend the term for an additional 10 years. Additionally, to optimize the commercial value of sales for the gas production from Phase 1 of Greater Tortue Ahmeyim, Kosmos has commenced a process with prospective buyers to utilize existing contractual rights under our existing Tortue Phase 1 SPA to potentially sell cargos in order to benefit from the robust forward gas price outlook, while meeting our contractual obligations to BPGM. BPGM has disagreed with our position, and we have agreed with BPGM to pursue international arbitration to interpret the relevant terms of the SPA.
Phase 1 of the project was approximately 90% complete at year-end 2023, with first gas for the project targeted in the third quarter of 2024. The operator has successfully drilled and completed all four wells needed for Phase 1 start up. The FLNG construction was completed in 2023 and the vessel arrived on location offshore Mauritania/Senegal in the first quarter of 2024. Hookup and pre-commissioning work is now underway. Construction work is complete on the hub terminal and handover to operations was completed in August 2023. Significant progress has been made on the installation of the infield flowlines and subsea structures. Work re-commenced in the fourth quarter of 2023 and is expected to be completed at the end of the second quarter of 2024. The FPSO is currently in a shipyard in Tenerife for inspection and repair of fairleads. Completion of this work and transit to the project site is expected early in the second quarter of 2024 ahead of final hookup and commissioning.

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

In total, we believe that Marsouin-1 and Orca-1 have de-risked significant resource in support of a potential world-scale LNG project from the Cenomanian and Albian plays in the BirAllah area. The BirAllah and Orca discoveries are being analyzed as a potential joint development. In October 2022, the partnership and the Government of Mauritania executed a new Petroleum contract covering the BirAllah and Orca discoveries. The new Petroleum contract provides the partnership up to thirty months to submit a development plan covering the BirAllah and/or Orca discoveries with the terms of the new Petroleum contract substantially similar to the former Petroleum contract for Block C8 with additional provisions for enhanced back-in rights for the Government of Mauritania, local content, SMH’s capacity building and an environmental fund.

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

The Yakaar and Teranga discoveries continue to be analyzed as a joint development. During 2023, we continued progressing appraisal studies, maturing concept design, and proposed to partners that the Yakaar and Teranga discoveries in the Cayar Offshore Profond Block be pursued as a commercial joint development. PETROSEN agreed to the proposal, however, BP decided not to participate in the development and exploitation of the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block and the related Joint Operating Agreement (the “JOA”), BP has waived its rights in respect of the Yakaar and Teranga discoveries. As provided in the JOA, Kosmos has assumed BP’s participating interest under the contract and the JOA and has become operator of the Cayar Offshore Profond Block, with customary government approvals having been received effective January 18, 2024. The participating interests in the Cayar Offshore Profond Block are now: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%.

Equatorial Guinea
In March 2018, we entered into petroleum contracts covering Blocks EG-21 and S with the Republic of Equatorial Guinea. Kosmos currently holds an 80% participating interest in Block EG-21 and a 34% participating interest in Block S. The Equatorial Guinean national oil company, GEPetrol, currently has a 20% carried participating interest in each Block during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest in such Block will convert to a 20% participating interest. In December 2022, an extension was granted extending the first exploration sub-period for Block EG-21 to December 2024 and we received formal approval to proceed to the second exploration sub-period for Block S ending in December 2024. In March 2023, we closed a farm-out agreement with Panoro, whereby, Panoro acquired a 6.0% participating interest in Block S offshore Equatorial Guinea. As a result of the farm-out agreement, Kosmos’ participating interest in Block S was reduced to 34.0%.

In June 2018, we closed a farm-in agreement with a subsidiary of Ophir for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. In the first quarter of 2019, we acquired Ophir's remaining interest in and operatorship of the block, which resulted in Kosmos owning an 80% participating interest in Block EG-24. GEPetrol currently has a 20% carried interest during the exploration period. In December 2022, we received formal approval to enter the second sub-period of the exploration period ending in December 2024. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 30% participating interest for all development and production operations.

In February 2023, Kosmos and Panoro Energy ASA (“Panoro”) entered into a petroleum contract covering Block EG-01 offshore Equatorial Guinea with the Republic of Equatorial Guinea. Kosmos holds a 24% participating interest in the block and the operator, Panoro, holds a 56% participating interest. GEPetrol currently has a 20% carried participating interest during the exploration period. Should a commercial discovery be made, GEPetrol’s 20% carried interest will convert to a 20% participating interest. Block EG-01 currently comprises approximately 59,400 acres (240 square kilometers), with a first exploration period of three years from the effective date (March 1, 2023).

The EG-01, EG-21, EG-24 and S blocks are located in the southern part of the Gulf of Guinea, in the Republic of Equatorial Guinea, west of the Rio Muni petroleum province with water depths up to 2,300 meters. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps. In total, the exploration petroleum contracts cover approximately 7,500 square kilometers and we have over 6,400 square kilometers of 3D seismic over the blocks. The seismic data is being interpreted and high graded prospects for future drilling are being matured.

Ceiba Field and Okume Complex
In Equatorial Guinea, we maintain a 40.4% undivided participating interest in the Ceiba Field and Okume Complex. These offshore assets in the Gulf of Guinea provide cash flow through production with the potential to increase production through exploration opportunities with potential low cost tie-backs to existing infrastructure.

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

The 2023 Ceiba Field and Okume Complex development rig campaign commenced in the fourth quarter of 2023. The campaign initially completed one production well workover. However, as a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. The partnership is seeking to secure an alternative rig and drilling contractor to resume the work, which is planned to include the drilling of in-fill production wells in Block G and the Akeng Deep ILX prospect in Block S.

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
In August 2017, we completed a 3D seismic survey of approximately 2,500 square kilometers offshore Sao Tome and Principe. Processing has been completed and the 3D seismic data has been integrated into our geological evaluation. We continue to mature an inventory of prospects on the license area in Sao Tome and Principe and will continue to refine and assess the prospectivity. In the second quarter of 2023, we received approval to extend the exploration phase for Block 5 offshore Sao Tome and Principe through May 2024.
Our Reserves
The following table sets forth summary information about our estimated proved reserves as of December 31, 2023. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.
Our estimated proved reserves as of December 31, 2023, 2022, and 2021 were associated with our fields in Ghana, Equatorial Guinea, Mauritania, Senegal and the U.S. Gulf of Mexico.
Summary of Oil and Gas Reserves

	2023 Net Proved Reserves(1)			2022 Net Proved Reserves(1)			2021 Net Proved Reserves(1)
	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed
Ghana(2)	46	79	60	43	40	50	52	56	61
Equatorial Guinea	19	16	22	20	16	23	20	11	22
Mauritania/Senegal	—	—	—	—	—	—	—	—	—
U.S. Gulf of Mexico	15	12	17	21	17	24	28	20	31
Total proved developed	81	106	99	84	73	96	100	87	115
Proved undeveloped
Ghana(2)	47	56	56	56	9	58	68	12	70
Equatorial Guinea	5	—	5	5	—	5	5	—	5
Mauritania/Senegal	7	628	112	7	618	110	8	590	106
U.S. Gulf of Mexico	6	6	7	6	7	8	4	6	5
Total proved undeveloped(4)	64	690	179	74	634	180	85	608	186
Total Kosmos proved reserves	145	797	278	158	707	276	185	695	301
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
(3)These reserves include the estimated quantity of gas to be exported as LNG from the Greater Tortue Ahmeyim Phase 1 project, as a result of the Tortue SPA finalized in February of 2020. We note that the LNG is presented as Plant Products in MBoe in our 2021 reserve report. Our natural gas reserves in Ghana include natural gas forecasted to be sold to the Government of Ghana. If and when a future long-term gas sales agreement is executed with the Government of Ghana, a portion of the remaining gas may be recognized as reserves.
These natural gas reserves also include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs, the Equatorial Guinea facilities and the Greater Tortue Ahmeyim facilities during normal field operations. For Ghana, total proved natural gas reserves include fuel gas associated with the Jubilee and TEN Fields offshore Ghana of approximately 19.9 Bcf, 22.9 Bcf and 30.0 Bcf for 2023, 2022 and 2021, respectively. Our natural gas reserves in Equatorial Guinea are all associated with fuel gas. For Mauritania/Senegal, total proved natural gas reserves include fuel gas of approximately 52.3 Bcf, 51.0 Bcf and 51.0 Bcf in 2023, 2022 and 2021, respectively. For the U.S. Gulf of Mexico, total proved natural gas reserves include fuel gas of approximately 1.1 Bcf in 2023.

(4)Proved undeveloped reserves as of December 31, 2023 expected to be developed beyond five years since initial disclosure are all related to the Greater Tortue Ahmeyim project in Mauritania and Senegal which is a long-term project being developed under a continuous drilling program with long-term LNG sales obligations.
(5)Natural gas liquids proved reserves represent an immaterial amount of our total proved reserves. Therefore, we have aggregated natural gas liquids and crude oil/condensate reserves information.

Changes during the year ended December 31, 2023 at Greater Jubilee include a positive revision of 35.1 MMBoe primarily due to positive field performance, the addition of gas sales recognition and positive drilling results, offset by Jubilee net production of 12.8 MMBoe. There were no changes related to the commodity price effect in Jubilee. These revisions resulted in an overall increase of 22.4 MMBoe. Changes at TEN include a negative revision of 12.6 MMBoe, primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance, net TEN production of 1.3 MMBoe, for an overall decrease in reserves of 13.9 MMBoe. There were no changes related to the commodity price effect in TEN. Changes at Equatorial Guinea included a positive revision of 3.0 MMBoe due to field performance, offset by a negative revision related to the commodity price effect of 0.7 MMBoe and net production of 3.5 MMBoe. The overall net reserves at Equatorial Guinea decreased by 1.1 MMBoe. Changes in Mauritania and Senegal include a small positive revision of 1.3 MMBoe due to optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project. There were no changes related to the commodity price effect on reserves in Mauritania and Senegal. Changes at the U.S. Gulf of Mexico include a negative revision of 2.3 MMBoe primarily driven by the performance of Odd Job and Tornado Fields as well as the negative results from the drilling of a Marmalard well. The U.S. Gulf of Mexico net production for the year ended December 31, 2023 was 5.6 MMBoe for an overall reserves decrease of 7.9 MMBoe. The changes related to the commodity price effect in the U.S. Gulf of Mexico were immaterial.
During the year ended December 31, 2023, we had an overall proved undeveloped reserves decrease of 1.3 MMBoe due to several factors including the addition of sales gas and positive revision of future well forecasts based on improved performance of existing wells in Jubilee (+26.0 MMBoe), positive drilling results in Jubilee (+0.7 MMBoe), offset by a change to the partnership’s development work scope and forecasts of planned wells in TEN (-6.4 MMBoe), removal of one of the planned wells from the Okume drilling plan (-0.3 MMBoe), optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project (+1.3 MMBoe), and changes to the recovery of several U.S. Gulf of Mexico fields (-0.3 MMBoe). Conversion of proved undeveloped volumes to proved developed related to drilling during 2023 includes the drilling of five wells in Jubilee (-21.5 MMBoe) and one well in Marmalard (-0.8 MMBoe).
In Greater Jubilee, we converted 21.5 MMBoe of proved undeveloped reserves to proved developed with the drilling of five wells at a cost of approximately $98.0 million as well as approximately $91.3 million in subsea costs. In addition, we spent approximately $40.5 million on wells that are expected to convert in future years. In Mauritania and Senegal, we spent approximately $259.8 million progressing the Greater Tortue Ahmeyim Phase 1 development with first gas for the project targeted in the third quarter of 2024. In the U.S. Gulf of Mexico, we converted 0.8 MMBoe at a cost of approximately $16.5 million with the drilling of one well in the Marmalard Field. In addition, we spent approximately $49.0 million on the Odd Job subsea pump installation and approximately $67.5 million towards the development of the Winterfell Field.

Changes during the year ended December 31, 2022, at Greater Jubilee include a positive revision of 11.7 MMBoe primarily due to positive drilling results and field performance, offset by a negative revision of 7.5 MMBoe resulting from the conclusion of the Tullow pre-emption transaction in March 2022, as well as Jubilee net production of 11.3 MMBoe. These revisions resulted in an overall decrease in reserves of 7.1 MMBoe. Changes at TEN include a negative revision of 5.5 MMBoe, driven primarily by recent well performance. Additional negative revisions of 9.1 MMBoe resulted from the conclusion of the Tullow pre-emption transaction in March 2022, along with net TEN production of 2.0 MMBoe. These revisions resulted in an overall decrease in reserves of 16.7 MMBoe. Changes at Equatorial Guinea included a positive revision of 4.0 MMBoe driven by the Block G petroleum license extension and improved commodity prices. An additional positive revision of 0.9 MMBoe due to Ceiba production performance and topsides optimization was offset by net Equatorial Guinea production of 3.7 MMBoe. These revisions resulted in an overall increase in reserves of 1.2 MMBoe and changes in gas reserves were negligible. Changes at Mauritania/Senegal include a positive revision of 4.7 MMBoe of gas due to field extension resulting from the drilling of production wells, as well as a negative revision of 0.7 MMBoe in condensate based on an updated yield estimate. These revisions resulted in an overall increase in reserves of 4.0 MMBoe. Changes at the U.S. Gulf of Mexico include positive revisions of 3.0 MMBoe associated with the Winterfell discovery and 0.8 MMBoe related to the acquisition of an additional interest in the Kodiak field. These changes were offset by a negative revision of 2.0 MMBoe based on recent water breakthrough in Odd Job and Tornado, and Kodiak production issues. The U.S. Gulf of Mexico net production for the year ended December 31, 2022 was 6.4 MMBoe. These revisions resulted in an overall decrease in reserves of 4.6 MMBoe.
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
Estimated proved reserves
Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2023, 2022 and 2021 has been prepared by RSC, our independent reserve engineering firm for such years, in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent reserve engineers, please see “—Independent petroleum engineers” below.
Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined in accordance with SEC rules for proved reserves.
Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2023 are based on costs in effect at December 31, 2023 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2023, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.

Independent petroleum engineers
Ryder Scott Company, L.P.
RSC, our independent reserve engineers for the years ended December 31, 2023, 2022 and 2021, was established in 1937. For over 80 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.
For the years ended December 31, 2023, 2022 and 2021, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2023, 2022 and 2021 and related future net revenues and PV‑10 at December 31, 2023, 2022 and 2021 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2023 reserve report was completed on January 15, 2024, and a copy is included as an exhibit to this report.
In connection with the preparation of the December 31, 2023, 2022 and 2021 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2023, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell hydrocarbons at their respective adjusted benchmark prices and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.
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

Internal controls over reserves estimation process
In our Reservoir Engineering team, we maintain an internal staff of petroleum engineering and geoscience professionals with significant experience that contribute to our internal reserve and resource estimates. This team works closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished in their reserve and resource estimation process. Our Reservoir Engineering team is responsible for overseeing the preparation of our reserves estimates and has over 100 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a minimum of a Bachelor of Science degree in petroleum engineering or geology. The person primarily responsible for our Reservoir Engineering team is Mr. Douglas Trumbauer. Mr. Trumbauer is a Licensed Professional Engineer in the State of Texas (No. 78735) and has over 38 years of practical experience in petroleum engineering. He graduated from Pennsylvania State University in 1985 with a Bachelor of Science degree in Petroleum and Natural Gas Engineering. Mr. Trumbauer worked for DeGolyer and MacNaughton for 20 years prior to joining Kosmos Energy, and we believe he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as understanding and applying SEC and other industry reserves definitions and guidelines.
The RSC technical person primarily responsible for preparing the estimates set forth in the RSC reserves report incorporated herein is Mr. Tosin Famurewa. Mr. Famurewa has been practicing consulting petroleum engineering at RSC since 2006. Mr. Famurewa is a Licensed Professional Engineer in the State of Texas (No. 100569) and has over 20 years of practical experience in petroleum engineering. He graduated from University of California at Berkeley in 2000 with Bachelor of Science Degrees in Chemical Engineering and Material Science Engineering, and he received a Master of Science degree in Petroleum Engineering from University of Southern California in 2007. Mr. Famurewa meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
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
Gross and Net Undeveloped and Developed Acreage
The following table sets forth certain information regarding the developed and undeveloped portions of our license and lease areas as of December 31, 2023 for the countries in which we currently operate.

	Developed Area		Undeveloped Area				Current Phase
	(Acres)		(Acres)		Total Area (Acres)		Exploration
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)	Range

	(In thousands)

Ghana(2)	164	43	33	9	197	52	—	(2)
Equatorial Guinea	65	26	1,857	1,311	1,922	1,337	2024 and 2026
Mauritania	—	—	735	204	735	204	2025
Sao Tome and Principe	—	—	527	310	527	310	2024
Senegal	—	—	917	743	917	743	2024
U.S. Gulf of Mexico(3)	110	30	142	76	252	106	through 2033	(3)
Total	339	99	4,211	2,653	4,550	2,752
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
(3)Our developed U.S. Gulf of Mexico blocks are held by production/operations, and the lease periods extend as long as production/governmental approved operations continue on the relevant block. For undeveloped areas, the licenses are immaterial with various exploration phases, with all ending by 2033.

Productive Wells
Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2023:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana(2)	60	19.89	—	—	60	19.89
Equatorial Guinea	80	32.32	—	—	80	32.32
U.S. Gulf of Mexico(2)	22	6.13	—	—	22	6.13
Total(1)	162	58.34	—	—	162	58.34
______________________________________
(1)Of the 162 productive wells, 51 (gross) or 17 (net) have multiple completions within the wellbore.
(2)Table above reflects our additional interests acquired in Ghana and U.S. Gulf of Mexico. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.
Drilling activity
The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2023
Ghana	—	—	—	—	—	—	7	2.70	—	—	7	2.70	7	2.70
Mauritania/Senegal	—	—	—	—	—	—	1	0.27	—	—	1	0.27	1	0.27
U.S. Gulf of Mexico	1	0.25	—	—	1	0.25	1	0.11	—	—	1	0.11	2	0.36
Total	1.00	0.25	—	—	1.00	0.25	9.00	3.08	—	—	9.00	3.08	10.00	3.33
Year Ended December 31, 2022
Ghana(4)(5)	—	—	2	0.41	2	0.41	5	1.57	—	—	5	1.57	7	1.98
Mauritania/Senegal	—	—	—	—	—	—	3	0.80	—	—	3	0.80	3	0.80
Total	—	—	2	0.41	2	0.41	8	2.37	—	—	8	2.37	10	2.78
Year Ended December 31, 2021
Ghana(4)	—	—	—	—	—	—	4	1.54	—	—	4	1.54	4	1.54
Equatorial Guinea	—	—	—	—	—	—	2	0.80	—	—	2	0.80	2	0.80
U.S. Gulf of Mexico	—	—	1	0.38	1	0.38	1	0.29	—	—	1	0.29	2	0.67
Total	—	—	1	0.38	1	0.38	7	2.63	—	—	7	2.63	8	3.01
______________________________________

(1)As of December 31, 2023, 8 exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 10 development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.
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

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2023.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	4	1.54
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	—	—	—	—	1	0.40
U.S. Gulf of Mexico
Winterfell	1	0.25	—	—	—	—	—	—
Tiberius	—	—	—	—	1	0.33	—	—
Mauritania / Senegal
Mauritania BirAllah Block	—	—	—	—	2	0.56	—	—
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	1	0.25	1	0.39	8	2.46	10	2.96
______________________________________

Domestic Supply Requirements
Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment. The Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana through May 2024 while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement.

Sales and Marketing
As provided under the Jubilee UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee and TEN production as are the other Jubilee Unit and TEN partners. Over the years, we have entered into agreements with multiple oil marketing agents to market our share of the Jubilee and TEN Fields oil, and we approve the terms of each sale proposed by such agent. In Equatorial Guinea, as provided under the petroleum contract for Block G, we are entitled to lift and sell our share of the Ceiba Field and Okume Complex production as are the other Block G partners. We currently have crude oil marketing sales agreements with oil marketers to market our share of the Jubilee, TEN and Ceiba Field and Okume Complex oil, and we approve the terms of each sale proposed by such agents.
In the U.S. Gulf of Mexico, we sell crude oil to purchasers typically through monthly contracts, with the sale taking place at multiple points offshore, depending on the particular property. Natural gas is sold to purchasers monthly through long-term contracts, with the sale taking place either offshore or at an onshore gas processing plant after the removal of NGLs. We actively market our crude oil and natural gas to purchasers, and sales prices for purchased oil and natural gas volumes are negotiated with purchasers and are based on certain published indices. Since most of the oil and natural gas contracts are generally month-to-month and at varying physical locations, there are very few dedications of production to any one purchaser. We sell the NGLs entrained in the natural gas that we produce. The arrangements to sell these products first require natural gas to be processed at an onshore gas processing plant. Once the liquids are removed and fractionated (separated into the individual hydrocarbon chains for sale), the products are sold by the processing plant. The residue gas left over is sold to natural gas purchasers as natural gas sales (referenced above). The contracts for NGL sales are with the processing plant. The prices received for the NGLs are either tied to indices or are based on what the processing plant can receive from a third-party purchaser. The gas processing and subsequent sales of NGLs are subject to contracts with longer terms and dedications of life of lease production from the Company’s leases offshore.
There are a variety of factors which affect the market for oil, including the proximity and capacity of transportation facilities, demand for oil both within the local market and beyond, the marketing of competitive fuels and the effects of government regulations on oil production and sales. Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are available, we believe that the loss of one of our marketing agents and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of operations. The continued economic disruption resulting from Russia’s war in Ukraine, potential instability in the Middle East, a potential regional or global recession, inflationary pressures and other varying macroeconomic conditions could further materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.
In February 2020, we, along with the co-venturers in the Greater Tortue Ahmeyim Field signed the Tortue Phase 1 SPA with BPGM to sell LNG free on board (FOB) from the Greater Tortue Ahmeyim Field located offshore Mauritania and Senegal. The annual contract quantity under the Tortue Phase 1 SPA is 127,951,000 MMBtu (the “ACQ”) which is equivalent to approximately 2.45 million tonnes per annum, subject to limited downward adjustment by the sellers. The sales price for LNG under the Tortue Phase 1 SPA is set as a percentage of a crude oil price benchmark for the ACQ volumes (the “ACQ Sales Price”). The Tortue Phase 1 SPA has an initial term of up to twenty years that commences on the “Commercial Operations Date”, which occurs after completion of certain LNG project facilities’ performance tests. Additionally, to optimize the commercial value of sales for the gas production from the Phase 1 of Greater Tortue Ahmeyim, Kosmos has commenced a process with prospective buyers to utilize existing contractual rights under our existing Tortue Phase 1 SPA to potentially sell cargos in order to benefit from the robust forward gas price outlook, while meeting our contractual obligations to BPGM. BPGM has disagreed with our position, and we have agreed with BPGM to pursue international arbitration to interpret the relevant terms of the SPA.

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

The oil and gas industry as a whole has experienced continued volatility. Globally, the impact of Russia’s war in Ukraine, potential instability in the Middle East, a potential recession, inflationary pressures and other varying macroeconomic conditions has impacted supply and demand for oil and gas, which also resulted in significant variations in oil and gas prices. Dated Brent crude, the benchmark for our international oil sales, ranged from approximately $71 to $98 per barrel during 2023. HLS crude, the benchmark for our U.S. Gulf of Mexico oil sales, which generally trades at a discount to Dated Brent, ranged from approximately $68 to $95 during 2023. Excluding the impact of hedges, our realized oil price for 2023 was $81.35 per barrel.

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
Environmental Matters
General
We are subject to various stringent and complex international, foreign, federal, state and local environmental, health and safety laws and regulations governing matters including the emission and discharge of pollutants into the ground, air or water; the generation, storage, handling, use and transportation of regulated materials; and the health and safety of our employees. These laws and regulations may, among other things:
•require the acquisition, renewal and maintenance of various permits before operations commence or for operations to continue;
•enjoin operations or facilities to comply with applicable regulations and permits;
•restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;
•limit, cap, tax or otherwise restrict emissions of GHG and other air pollutants or otherwise seek to address or minimize the effects of climate change, as well as require disclosure of GHG emissions and other climate change-related information;
•limit or prohibit drilling activities in certain locations lying within protected or otherwise sensitive areas; and
•require measures to mitigate or remediate pollution, including pollution resulting from our block partners’ or our contractors’ operations.
These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. Compliance with these laws can be costly; the regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. We are committed to continued compliance with all environmental laws and regulations applicable to our operations in all countries in which we do business. We have established policies, operating procedures and training programs designed to limit the environmental impact of our operations and to identify and comply with existing and new laws and regulations, however the cost of compliance with existing or more stringent laws and regulations in the future could have a material adverse effect on our financial condition and results of operations.
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
International (Non-operated)
Tullow, BP, and Trident, our partners and the operators of (i) the Jubilee Unit and the TEN Fields offshore Ghana, (ii) various fields offshore Mauritania and Senegal, and (iii) the Ceiba Field and Okume Complex offshore Equatorial Guinea, respectively, maintain Oil Spill Response Plans (“OSRP”) covering the joint operations. The OSRPs include access to Oil Spill Response Limited’s (“OSRL”) oil spill response services comprising technical expertise and assistance, including access to response equipment and dispersant spraying systems. The equipment includes capping stacks, debris removal, subsea dispersant and auxiliary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. Under the OSRPs, emergency response teams may be activated to respond to oil spill incidents.
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

Cybersecurity
At Kosmos Energy, cybersecurity risk management is an integral part of our overall Information Technology Disaster Recovery and Security Incident Response Plan. Our cybersecurity risk management program is designed to align with our business strategy based on the size of our company and the level of complexity of our information technology systems and industry best practices. The framework for handling cybersecurity threats and incidents including threats and incidents associated with the use of applications developed and services provided by third-party service providers and coordination across different departments of our company includes assessing the severity of a cybersecurity threat associated with a third-party service provider, various cybersecurity countermeasures and mitigation strategies and informing management and the Audit Committee to our board of directors of material cybersecurity threats and incidents. Our information technology team is responsible for assessing our cybersecurity risk management program and we currently do not engage third parties for such design of our cybersecurity risk management program. In addition, our information technology team provides cybersecurity training to all employees and contractors annually.
The Audit Committee to our board of directors has overall oversight responsibility for our risk management, and is charged with oversight of our cybersecurity risk management program. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee also reports material cybersecurity risks to our full board of directors. Management is responsible for identifying and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Officer (CIO) who receives reports from our information technology team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO and dedicated personnel are certified and experienced information systems security professionals and information security managers with many years of experience. Management, including the CIO, and our information technology team, regularly update the Audit Committee on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, results of third-party testing and assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors” in this annual report on Form 10-K.
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
Kosmos is committed to investing in the development of our employees. We support development through a blend of learning approaches including in-person and virtual training opportunities, on-the-job training, conferences, cross team projects and experiences and our leadership development program. Each year, all employees also have an opportunity to provide feedback on the employee experience and Kosmos culture through our annual employee opinion survey. Based on employee scores and feedback, Kosmos was named in the 2023 Top 100 Places to Work by the Dallas Morning News, as well as the Houston Chronicle. The feedback received through this annual survey is used to support continuous improvement and enhance the overall employee experience. In 2023, Kosmos had a retention rate of 95%.
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

As of December 31, 2023, we had 243 employees with 200 being based in the United States and 43 residing in our foreign offices. Our workforce was approximately 37% gender diverse and approximately 21% minority.
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
These benefits are intended to both promote the long-term emotional, physical, and financial health and well-being of our employees and increase employee engagement and retention. Additionally, we believe that these benefits help facilitate a strong work-life balance and a culture that prioritizes overall employee wellness.
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
•We may be required to take write‑downs of the carrying values of our oil and natural gas assets due to decreases in the estimated future net cash flows from our operations, which may occur as a result of decreases in oil and natural gas prices, poor field performance, increased expenditures or changes in the timing or amount of investment, among other things, and such decreases could result in reduced availability under our corporate revolver and commercial debt facility;
•We face various risks associated with increased activism against, or change in public sentiment for, oil and gas exploration, development, and production activities and ESG considerations including climate change and the transition to a lower carbon economy;
•Outbreaks of disease may adversely affect our business operations and financial condition;
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
•Our commercial debt facility, revolving credit facility and indentures governing our Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions;
•Provisions of our Senior Notes could discourage an acquisition of us by a third-party;
•Our level of indebtedness may increase and thereby reduce our financial flexibility;
•We are a holding company and our ability to make payments on our outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries;
•We may be subject to risks in connection with acquisitions and the integration of acquisitions may be difficult;
•If we fail to realize the anticipated benefits of acquisitions, our results of operations may be adversely affected;
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
We report numerical and other measures of the characteristics of our discoveries and prospects. These measures may be incorrect, as the accuracy of these measures is a function of available data, geological interpretation and judgment. To date, a limited number of our prospects have been drilled. Any analogies drawn by us from other wells, discoveries or producing fields may not prove to be accurate indicators of the success of developing proved reserves from our discoveries and prospects. Furthermore, we have no way of evaluating the accuracy of the data from analog wells or prospects produced by other parties which we may use.
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
Exploring for and developing hydrocarbon reserves involves a high degree of technical, operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to rising inflationary pressure, a tightening in the supply of various types of oilfield equipment and related services or unanticipated geologic conditions or operational challenges.
Before a well is spud, we incur significant geological and geophysical (seismic) costs, which are incurred whether or not a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties or force majeure events. Exploratory wells bear a much greater risk of failure than development wells. In the past we have experienced unsuccessful drilling efforts, having drilled dry holes. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field or be indicative of the potential for the development of a commercially viable field. A variety of factors, including geologic and market‑related, can cause a field to become uneconomic or only marginally economic. A lack of drilling opportunities or projects that cease production may cause us to incur significant costs associated with an idle rig and/or related services, particularly if we cannot contract out rig slots to other parties. Many of our prospects that may be developed require significant additional exploration, appraisal and development, regulatory approval and commitments of resources prior to commercial development. In addition, a successful discovery would require significant capital expenditure in order to appraise, develop and produce oil and natural gas, even if we deemed such discovery to be commercially viable. See “—Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.” In the international areas in which we operate, we face higher above‑ground risks necessitating higher expected returns, the requirement for increased capital expenditures due to a general lack of infrastructure and underdeveloped oil and gas industries, and increased transportation expenses due to geographic remoteness, which either require a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. See “—Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic, and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.” Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and could be forced to modify our plan of operation.
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
For example, in new development projects available data may not allow us to completely know the extent of the reservoir or choose the best locations for drilling development wells. A development well we drill may be a dry hole or result in noncommercial quantities of hydrocarbons. All costs of development drilling and other development activities are capitalized, even if the activities do not result in commercially productive quantities of hydrocarbon reserves. This puts a property at higher risk for future impairment if commodity prices significantly decrease, operating or development costs significantly increase or reservoir performance is below expectations.
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
Under certain petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2023, we have unfulfilled drilling obligations for three development wells and one exploration well in Equatorial Guinea. In certain other petroleum contracts, we are in the initial exploration phases, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.
The exploration period of some of our petroleum contracts has expired or may expire in the near future. For each of our petroleum contracts, we cannot assure you that any renewals or extensions will be granted or whether any new agreements will be available on commercially reasonable terms, or, in some cases, at all. For additional detail regarding the status of our operations with respect to our various petroleum contracts, please see “Item 1. Business—Operations by Geographic Area.”
The inability of one or more third parties who contract with us to meet their obligations to us may adversely affect our financial results.
We may be liable for certain costs if third parties who contract with us or with the operators of our license and lease areas are unable to meet their commitments under such agreements. We are currently exposed to credit risk through joint interest receivables from our block and/or unit partners. If any of our partners in the blocks or unit in which we hold interests are unable to fund their share of the exploration, development and decommissioning expenses, we may be liable for such costs. In the past, certain of our partners have not paid their share of block costs in the time frame required by the relevant agreements for these blocks. This has resulted in such party being in default, which in return requires Kosmos and its non‑defaulting block partners to pay their proportionate share of the defaulting party’s costs during the default period. Should a default not be cured, Kosmos could be required to pay its share of the defaulting party’s costs going forward.
In addition, we and the operators of our license and lease areas contract with third parties to conduct drilling and related services on our development projects and exploration prospects. Such third parties may not perform the services they provide us on schedule or within budget. Furthermore, the drilling equipment, facilities and infrastructure owned and operated by such third parties is highly complex and subject to malfunction and breakdown. Any malfunctions or breakdowns may be outside our control and result in delays, which could be substantial. Any delays in our drilling campaign caused by equipment, facility or equipment malfunction or breakdown could materially increase our costs of drilling and cause an adverse effect on our business, financial position and results of operations.
Our principal exposure to credit risk will be through receivables resulting from the sale of our oil and natural gas as well as our commodity derivatives contracts. The inability or failure of our significant customers or counterparties to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Joint interest receivables arise from our block partners. The inability or failure of third parties we contract with to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We are unable to predict sudden changes in creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited and we could incur significant financial losses.
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
As we carry out our exploration and development programs, we have arrangements with respect to existing license areas and may have agreements with respect to future license areas that result in a greater proportion of our license areas being operated by others. Currently, we are not the operator of the Jubilee Unit, the TEN Fields, the Ceiba Field and Okume Complex, the Greater Tortue Ahmeyim Unit or certain producing fields in the U.S. Gulf of Mexico and do not hold operatorship in certain other offshore blocks. As a result, we may have limited ability to exercise influence over the operations of the discoveries or prospects operated by our block or unit partners, or which are not wholly-owned by us, as the case may be. Dependence on block or unit partners could prevent us from realizing our target returns for those discoveries or prospects. Further, because we do not have majority ownership in all of our properties, we may not be able to control the timing, or the scope, of exploration or development activities or the amount of capital expenditures and, therefore, may not be able to carry out one of our key business strategies of minimizing the cycle time between discovery and initial production. The success and timing of exploration and development activities will depend on a number of factors that will be largely outside of our control, including:
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
The process of estimating oil and natural gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and natural gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2023.
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
In Ghana, we currently produce associated gas from the Jubilee and TEN Fields. A gas pipeline from the Jubilee Field has been constructed to transport such natural gas for processing and sale. We granted the Government of Ghana the first 200 Bcf of natural gas exported from the Jubilee Field to shore at zero cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment. During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas to the Government of Ghana through May 2024 while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. If the interim gas sales agreement is not extended or a long-term gas sales agreement in Ghana is not approved, we may not be able to commercialize our natural gas resources in Ghana. Our inability to continuously export associated natural gas from the Jubilee and TEN Fields could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.

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
Additionally, the future exploitation and sale of associated and non‑associated natural gas and liquids and LNG will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. For example, we transport and process natural gas from the Jubilee and TEN Fields to mainland Ghana through a pipeline and processing facilities that are controlled by the Government of Ghana. We cannot provide any assurance about uptime and availability of the pipeline and processing facilities. In addition, during 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas to the Government of Ghana through May 2024 while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. If the interim gas sales agreement is not extended or a long-term gas sales agreement in Ghana is not approved, our ability to continuously extract and process natural gas may be harmed and we may be required to re-inject or flare such natural gas in order to maintain crude oil production and or reduce our overall crude oil production, which may adversely impact our results of operations, financial condition and prospects.

We are subject to numerous risks inherent to the exploration and production of oil and natural gas.
Oil and natural gas exploration and production activities involve many risks that a combination of experience, knowledge and interpretation may not be able to overcome. Our future will depend on the success of our exploration and production activities and on the development of infrastructure that will allow us to take advantage of our discoveries. Additionally, many of our license areas are located in deepwater, which generally increases the capital and operating costs, chances of delay, planning time, technical challenges and risks associated with oil and natural gas exploration and production activities. See “— Our offshore and deepwater operations involve special risks that could adversely affect our results of operation.” As a result, our oil and natural gas exploration and production activities are subject to numerous risks, including the risk that drilling will not result in commercially viable oil and natural gas production. Our decisions to purchase, explore or develop discoveries, prospects or licenses will depend in part on the evaluation of seismic data through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.
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
Offshore operations are subject to a variety of special operating risks specific to the marine environment, such as capsizing, sinking, collisions and damage or loss to pipeline, subsea or other facilities or from weather conditions. We could incur substantial expenses that could reduce or eliminate the funds available for exploration, development or license acquisitions, or result in loss of equipment and license interests.

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

Additionally, to optimize the commercial value of sales for the gas production from Phase 1 of Greater Tortue Ahmeyim, Kosmos has commenced a process with prospective buyers to utilize existing contractual rights under our existing Tortue Phase 1 SPA to potentially sell cargos in order to benefit from the robust gas price outlook, while meeting our contractual obligations to BPGM. BPGM has disagreed with our position, and the parties have agreed to pursue international arbitration to interpret the relevant terms of the SPA.

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
The prices that we will receive for our oil and natural gas will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. Oil and natural gas prices experienced significant volatility in the past few years and will likely continue to be volatile in the future. For example, Russia’s war in Ukraine, potential instability in the Middle East, a potential regional or global recession, inflationary pressures and other varying macroeconomic conditions and the effects on demand for oil and natural gas has resulted in significant variations in oil and natural gas prices. The prices that we will receive for our production and the levels of our production depend on numerous factors. These factors include, but are not limited to, the following:
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
We expect our capital outlays and operating expenditures to be substantial as we expand our operations. Obtaining seismic data, as well as exploration, appraisal, development and production activities entail considerable costs, and we may need to raise substantial additional capital through additional debt financing, asset sales, strategic alliances or future private or public equity offerings if our cash flows from operations, or the timing of, are not sufficient to cover such costs.
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
Assuming we are able to commence exploration, appraisal, development and production activities or successfully exploit our licenses during the exploratory term, our interests in our licenses (or the development/production area of such licenses as they existed at that time, as applicable) could extend beyond the term set for the exploratory phase of the license to a fixed period or life of production, depending on the jurisdiction. If we are unable to meet our well commitments and/or declare commerciality of the prospective areas of our licenses during this time, we may be subject to significant potential forfeiture of all or part of the relevant license interests. If we are not successful in raising additional capital, we may be unable to continue our exploration and production activities or successfully exploit our license areas, and we may lose the rights to develop these areas. See “—Under the terms of certain of our petroleum contracts, we are contractually obligated to drill wells and declare any discoveries in order to retain exploration and production rights. In the competitive market for our license areas, failure to drill these wells or declare any discoveries may result in substantial license renewal costs or loss of our interests in the undeveloped parts of our license areas, which may include certain of our prospects or undeveloped discoveries.”
All of our proved reserves, oil and natural gas production and cash flows from operations are currently associated with our licenses offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the U.S. Gulf of Mexico. Should any event occur which adversely affects such proved reserves, production and cash flows from these licenses, including, without limitation, any event resulting from the risks and uncertainties outlined in this “Risk Factors” section, our business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.
We may be required to take write‑downs of the carrying values of our oil and natural gas assets due to decreases in the estimated future net cash flows from our operations, which may occur as a result of decreases in oil and natural gas prices, poor field performance, increased expenditures or changes in the timing or amount of investment, among other things, and such decreases could result in reduced availability under our corporate revolver and commercial debt facility.
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
Opposition toward oil and gas drilling, development, and production activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non‑governmental organizations and other stakeholders regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Certain of these activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development.
Future activist efforts could result in the following:
•delay or denial of drilling permits;
•shortening of lease terms or reduction in lease size;
•restrictions or delays on our ability to obtain additional seismic data;
•restrictions on installation or operation of gathering or processing facilities;
•restrictions on the use of certain operating practices;
•legal challenges or lawsuits;
•pressure or requirements for more analysis and disclosure of environmental and climate change-related risks and data, such as greenhouse gas emissions data;

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
For example, an epidemic of the Ebola virus disease occurred in parts of West Africa in 2014 and continued through 2015. A substantial number of deaths were reported by the World Health Organization (“WHO”) in West Africa, and the WHO declared it a global health emergency. Likewise, the global spread of the COVID-19 pandemic resulted in travel restrictions, “shelter-in-place” and various quarantine measures and other governmental actions taken to inhibit its spread and created significant volatility, uncertainty and economic disruption in the markets in which we operate, which affected our business and operations and those of our suppliers, contractors and partners. It is impossible to predict the effect and potential spread of new outbreaks of the Ebola virus, COVID-19 or other viruses in West Africa and surrounding areas. Should another Ebola, COVID-19 or other virus outbreak occur, including to the countries in which we operate, or not be satisfactorily contained, our exploration, development and production plans for our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations. Our operations require contractors and personnel to travel to and from Africa as well as the unhindered transportation of equipment and oil and gas production (in the case of our producing fields). Such operations also rely on infrastructure, contractors and personnel in Africa. If travel bans are implemented or extended to the countries in which we operate, or contractors or personnel refuse to travel there, we could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which could have a material adverse effect on our business, results of operations, and future cash flow. In addition, should an Ebola, COVID-19 or other virus outbreak spread to the countries in which we operate, access to the FPSOs could be restricted and/or terminated. The FPSOs are potentially able to operate for a short period of time without access to the mainland, but if restrictions extended for a longer period we and the operator of the impacted fields would likely be required to cease production and other operations until such restrictions were lifted.

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
Our business and operating results can be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets and a potential regional or global recession which have led to an increase in interest rates during 2023 or a contraction in credit availability impacting our ability to finance our operations. We require continued access to capital. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.
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
Our commercial debt facility, revolving credit facility and the indentures governing our Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our future goals.
Our commercial debt facility, revolving credit facility and the indentures governing our Senior Notes include certain covenants that, among other things, restrict:
•our investments, loans and advances and certain of our subsidiaries’ payment of dividends and other restricted payments;
•our incurrence of additional indebtedness;
•the granting of liens, other than liens created pursuant to the commercial debt facility, revolving credit facility, or the indentures governing our Senior Notes and certain permitted liens;
•mergers, consolidations and sales of all or a substantial part of our business or licenses;
•the hedging, forward sale or swap of our production of crude oil or natural gas or other commodities;
•the sale of assets (other than production sold in the ordinary course of business); and
•in the case of the commercial debt facility and the revolving credit facility, our capital expenditures that we can fund with the proceeds of our commercial debt facility and revolving credit facility.
Our commercial debt facility and revolving credit facility require us to maintain certain financial ratios, such as debt service coverage ratios and cash flow coverage ratios. All of these restrictive covenants may limit our ability to move funds among our subsidiaries, operate our business, or expand or pursue our business strategies. Our ability to comply with these and other provisions of our commercial debt facility, revolving credit facility and the indentures governing our Senior Notes may be impacted by changes in economic or business conditions, our results of operations or events beyond our control. The breach of any of these covenants could result in a default under our commercial debt facility, revolving credit facility and the indentures governing our Senior Notes, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under such debt instruments, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders, successors or assignees could proceed against their collateral. If the indebtedness under our commercial debt facility, revolving credit facility and the indentures governing our Senior Notes were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. In addition, the limitations imposed by such debt instruments on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
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
At December 31, 2023, we had $925.0 million outstanding and $325.0 million of committed undrawn available capacity under our commercial debt facility, subject to borrowing base availability. As of December 31, 2023, there were no borrowings outstanding under the Corporate Revolver and the undrawn availability was $250.0 million. As of December 31, 2023, we had $1.5 billion principal amount of Senior Notes outstanding. In the future, we also may incur significant off-balance sheet obligations and/or significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.
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
We are a holding company and our ability to make payments on our outstanding indebtedness, including our Senior Notes, is dependent upon the receipt of funds from our subsidiaries by way of dividends, fees, interest, loans or otherwise.
We are a holding company, and our subsidiaries own all of our assets and conduct all of our operations. Accordingly, our ability to make payments of interest and principal on our outstanding indebtedness, including the Senior Notes, will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries will not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of the Senior Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indentures governing our Senior Notes limits the ability of our subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments to us, with significant qualifications and exceptions. In addition, the terms of the commercial debt facility limit the ability of the obligors thereunder, including our material operating subsidiaries that hold interests in our assets located offshore Ghana and Equatorial Guinea and their intermediate parent companies to provide cash to us through dividend, debt repayment or intercompany lending. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes.

We may be subject to risks in connection with acquisitions and the integration of acquisitions may be difficult.
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
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject assets that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the assets to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We may not be entitled to contractual indemnification for environmental liabilities and could acquire assets on an “as is” basis. Acquisitions and other strategic transactions may involve other risks, including:
•diversion of our management’s attention to evaluating, negotiating and integrating acquisitions and strategic transactions;
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
If we fail to realize the anticipated benefits of acquisitions, our results of operations may be adversely affected.
The success of an acquisition will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, increased interest expense associated with debt incurred or assumed in connection with the transaction, adverse changes in oil and gas industry conditions, or by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties, including the assumption of health, safety, and environmental or other liabilities in connection with the acquisition. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.
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
Our technologies, systems, networks, and those of our business partners may become the target of cyber‑attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans, harm our reputation and negatively impact our operations. We expect to maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events, whether or not covered by insurance, could have a material adverse effect on our financial position and results of operations. Although to date we have not experienced any material cyber‑attacks, there can be no assurance that we will not be the target of cyber‑attacks in the future or suffer such losses related to any cyber‑incident. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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

For example, the Biden administration has taken a number of actions that may result in stricter environmental, health and safety standards applicable to our operations and those of the oil and gas industry more generally. The Biden Administration issued the “Executive Order on Tackling the Climate Crisis at Home and Abroad” on January 27, 2021 (the “Climate Change Executive Order”). This executive order directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending completion of a review by the Secretary of the Interior of federal oil and gas permitting and leasing practices in light of the Biden administration’s concerns regarding the impact of these activities on the environment and climate. The Secretary of the Interior completed its review of permitting and leasing practices in November 2021 and issued a report recommending, among other things, an increase in royalty rates and financial assurance requirements. Litigation challenging the Climate Change Executive Order’s pause on new oil and gas leases commenced soon after the order was issued, and a federal judge subsequently enjoined the Climate Change Executive Order’s pause, preventing it from going into effect. In August 2022, the Inflation Reduction Act was passed by the U.S. Congress, and included provisions which required the DOI to hold previously announced offshore lease sales in the Gulf of Mexico and Alaska within two years. Subsequently, the BOEM held Lease Sale 259 in March 2023 and Lease Sale 261 in December 2023. In addition, the Climate Change Executive Order, among other things, establishes climate conditions as an essential element of U.S. foreign policy; establishes a White House office and a climate task force to coordinate and implement the Biden Administration’s domestic climate change agenda; directs federal agencies to procure carbon pollution-free electricity and zero-emission vehicles; eliminate fossil fuel subsidies as consistent with applicable law; identifies a goal of a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050; and commits to a goal of conserving at least 30 percent of federal lands and oceans by 2030. Separately, in April 2021, President Biden announced a goal of reducing the United States’ greenhouse gas emissions by 50-52% below 2005 levels by 2030.

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

In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and where we are resident for tax purposes and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities, as is the case in Ghana, where the GRA has disputed certain tax deductions we had claimed in prior fiscal years’ Ghanaian tax returns as non‑allowable under the terms of the Ghanaian Petroleum Income Tax Law, as well as non‑payment of certain transactional taxes, contractual fiscal obligations and other payments. We have faced, and continue to face, similar tax related disputes with the Senegal, Mauritania, and Equatorial Guinea Tax Administration.

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

In addition, we are subject to uncertainties surrounding the economies and fiscal health of the countries in which we operate. For example, the Republic of Ghana was subject to ratings downgrades on its sovereign debt in 2022 and 2023. In May 2023, the International Monetary Fund Executive Board approved a $3.0 billion, 3-year extended credit facility arrangement to support Ghana’s economic recovery program, and the Ghanaian authorities have since made progress on their comprehensive debt restructuring. Ratings downgrades such as this one in Ghana have affected the Company’s own credit ratings due to concerns over revenue dependence on a single country. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

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
In addition, we expect continued and increasing attention to climate change issues and emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion). For example, in April 2016, 195 nations, including Ghana, Mauritania, Sao Tome and Principe, Senegal and the United States, signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is in effect a successor to the Kyoto Protocol, an international treaty aimed at reducing emissions of GHGs, to which various countries and regions, including Ghana, Mauritania, Sao Tome and Principe and Senegal, are parties. In 2012, the Kyoto Protocol was extended by amendment through 2020 in the so-called Doha Amendment, which entered into force in late December 2020 after the requisite number of parties ratified it in October 2020. In November and December 2023, the international community gathered in Dubai at the 28th Conference to the Parties on the UN Framework Convention on Climate Change (“COP28”), during which multiple announcements were made, including a global agreement that calls for transitioning away from fossil fuels, and a pledge by about 50 oil and gas producing countries to achieve near-zero methane emissions by 2030. Separately, in December 2023, the U.S. EPA announced its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and repot large methane emissions to the EPA. In addition, in March 2022, the SEC proposed rules requiring disclosure of a range of climate change-related information, including, among other things, companies’ climate change risk management; short- medium- and long-term climate-related financial risks; and disclosure of Scope 1, Scope 2 and (for certain companies) Scope 3 emissions. The SEC’s proposed climate disclosure rules have not yet been finalized, but implementation of the rules as proposed could be costly and time consuming. It cannot be determined at this time what effect the Paris Agreement, COP28, the EPA’s final methane emission rules, the SEC’s proposed climate change disclosure rules and any other related GHG emissions targets, regulations, executive orders or other requirements, will have on our business, results of operations and financial condition. This legislative and regulatory uncertainty, however, could result in a disruption to our business or operations. For a discussion of recent environmental and climate change executive orders signed by President Biden, see the risk factor earlier in this 10-K titled “Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.”

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
While we believe we maintain a robust compliance program (including policies, procedures, and controls) and corresponding compliance culture, from time-to-time assertions may be raised, including by media outlets or competitors, related to our operations or assets which, notwithstanding the lack of veracity of such assertions, may attract the interest of regulators or affect the market perception of Kosmos. On June 3, 2019, the BBC Panorama broadcast a television program, which included various assertions concerning the Cayar Offshore Profond and Saint Louis Offshore Profond Blocks offshore Senegal in which the Company holds interests, which we believe are inaccurate and misleading. We, BP (block operator) and the Government of Senegal all promptly issued independent statements strongly refuting these assertions. As noted in our statement, Kosmos conducted extensive pre-transaction due diligence, and we believe we acquired our interests in the blocks in compliance with applicable laws. After the program aired, certain government agencies requested that Kosmos voluntarily provide information related to the Senegal blocks and other blocks. We have cooperated with these requests to ensure that these agencies have an accurate and complete understanding concerning the history of the blocks. After an extensive review lasting over three-years, the SEC informed us in December 2022 that it had closed its investigation with no enforcement action recommended. There can be no assurance that other regulatory bodies will not make further regulatory inquiries or take other actions.

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
We may issue additional shares of common stock, securities that are convertible into shares of common stock, preferred shares, warrants, rights, units and debt securities for general corporate purposes, including, but not limited to, repayment or refinancing of borrowings, working capital, capital expenditures, investments and acquisitions. We continue to actively seek to expand our business through complementary or strategic acquisitions, and we may issue additional shares of common stock in connection with those acquisitions. We also issue restricted share units to our executive officers, employees and independent directors as part of their compensation. If we issue additional shares of common stock or securities that are convertible into shares of common stock in the future, it may have a dilutive effect on our current outstanding shareholders.
Item 1B.  Unresolved Staff Comments
Not applicable.

Item 1C.  Cybersecurity
See “Item 1. Business - Cybersecurity.”
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
As of February 22, 2024, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common stock was 122. On February 22, 2024, the last reported sale price of Kosmos’ common stock, as reported on the NYSE, was $5.93 per share.
Kosmos does not currently pay a dividend. Any decision to pay dividends in the future is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. Certain of our subsidiaries are currently restricted in their ability to pay dividends to us pursuant to the terms of the Senior Notes, the Facility, and the Corporate Revolver unless we meet certain conditions, financial and otherwise.
Issuer Purchases of Equity Securities
Under the terms of our LTIP, we have issued restricted share units to our employees. On the date that these restricted share units vest, we provide such employees the option to sell shares to cover their tax liability, via a net exercise provision pursuant to our applicable restricted share unit award agreements and the LTIP, at either the number of vested share units (based on the closing price of our common stock on such vesting date) equal to the minimum statutory tax liability owed by such grantee or up to the maximum statutory tax liability for such grantee. Alternatively, the Company may repurchase the restricted share units sold by the grantees to settle their tax liability. The repurchased share units are reallocated to the number of share units available for issuance under the LTIP.

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
The following graph illustrates changes over the five-year period ended December 31, 2023, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
Kosmos Energy Ltd. (KOS)
S&P 500 (SPX)
Dow Jones U.S. Exploration & Production Index (DWCEXP)

	December 31,
	2018	2019	2020	2021	2022	2023
Kosmos Energy Ltd. (KOS)	$100.00	$144.30	$60.50	$89.10	$163.80	$172.80
S&P 500 (SPX)	100.00	131.50	155.60	200.30	164.00	207.00
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	110.30	73.00	125.90	198.10	206.90

Item 6.  Selected Financial Data
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for consolidated financial information as of and for the three years ended December 31, 2023.

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
Globally, the impacts of Russia’s war in Ukraine, potential instability in the Middle East, a potential recession, inflationary pressures and other varying macroeconomic conditions has impacted supply and demand for oil and gas, which also resulted in significant variability in oil and gas prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on these commodity prices.

Recent Developments
Corporate

In September 2023, the Company repaid the remaining outstanding principal amount of the GoM Term Loan in the amount of $137.5 million plus accrued interest using cash on hand, constituting payment in full. The GoM Term Loan was subsequently terminated pursuant to, and subject to the terms of, the GoM Term Loan.

In September 2023, the Company amended the Facility to accede Kosmos Energy Ghana Investments and Kosmos Energy Ghana Holdings Limited, to the Facility as obligors. As a result, the additional interests in Jubilee and TEN that were acquired in the October 2021 acquisition of Anadarko WCTP are now included when calculating the borrowing base amount for the Facility.

In October 2023, the Company amended the Facility to modify the amortization schedule in order to reduce the number of repayment installments from seven to six equal installments, with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024. There was no change to the final maturity date or final repayment date.

Ghana

During the year ended December 31, 2023, Ghana production averaged approximately 118,200 Boepd gross (38,600 Boepd net).
The phased development of the Jubilee Field continued during 2023 successfully bringing four production wells and two injection wells online which included three wells (two production wells and one injection well) as part of the successful startup of the Jubilee Southeast project. The Jubilee Southeast project also included the installation of a new subsea production manifold. The development drilling campaign is planned to continue in 2024. One new injection well and one new production well were brought online early in the first quarter of 2024. The partnership expects to bring an additional three wells online in 2024 including two production wells and one injection well before we expect the rig contract to end.
In connection with the approval of the Jubilee Phase 1 PoD in 2009, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to the Government of Ghana at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment. From 2018 through 2022, approximately 19 Bcf of the first 200 Bcf of natural gas was substituted from the TEN Fields in order to maintain consistent gas volumes to shore for Ghana domestic power purposes. Commencing on January 1, 2023, the volume of approximately 19 Bcf of Jubilee gas (in restoration of the amount originally substituted from TEN) was sold to Ghana under the terms of the TAG GSA at $0.50 per MMBtu. During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana beyond the 19 Bcf from the Jubilee Field through May 2024 while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. During the second quarter of 2023, the operator submitted a draft amended plan of development for TEN, as well as a term sheet for a gas sales agreement covering future gas sales from both the Jubilee and TEN Fields, to the Government of Ghana. If the amended plan of development for TEN is delayed or not approved, it could lead to a curtailment or delay of investment and development activity in TEN.
U.S. Gulf of Mexico
During the year ended December 31, 2023, U.S. Gulf of Mexico production averaged approximately 15,400 Boepd (net) (~81% oil).

The Kodiak #3 infill well located in Mississippi Canyon was brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined through the end of the third quarter of 2022. Workover plans have been developed and are now expected to commence around the middle of 2024 given the better than forecast performance of the well in 2023.

The Winterfell development project continued to make good progress during 2023 with first oil for Phase 1A of the project targeted for early in the second quarter of 2024 with production from the first two wells. The Winterfell-3 well is expected to commence drilling later in 2024. The host facility production handling agreement and oil export agreements have been executed.

The Odd Job Field subsea pump installation project was approximately 90% complete as of the end of 2023 with an expected online date in the middle of 2024. The project is expected to sustain long-term production from the Odd Job Field.

In July 2023, Kosmos spud the Tiberius infrastructure-led exploration prospect, which is located in Block 964 of Keathley Canyon (33% working interest) in the Outer Wilcox play. In October 2023, we announced the well encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the wells, with characteristics analogous with similar nearby discoveries in the Wilcox trend. We are now working with partners on development options for the discovery. During the fourth quarter of 2024, Kosmos was named the apparent high bidder on five blocks in the U.S. Gulf of Mexico Lease Sale 261, including three blocks nearby to our Tiberius discovery.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 25,300 Bopd gross (8,800 Bopd net) for the year ended December 31, 2023.

The 2023 Ceiba Field and Okume Complex development rig campaign commenced in the fourth quarter of 2023. The campaign initially completed one production well workover. However, as a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. The partnership is seeking to secure an alternative rig and drilling contractor to resume the work, which is planned to include the drilling of in-fill production wells in Block G and the Akeng Deep ILX prospect in Block S.

In February 2023, Kosmos entered into a petroleum contract covering Block EG-01 offshore Equatorial Guinea with the Republic of Equatorial Guinea. Kosmos holds a 24% non-operated participating interest in the block. Block EG-01 currently comprises approximately 59,400 acres (240 square kilometers), with a first exploration period of three years from the effective date (March 1, 2023).

In March 2023, we closed a farm-out agreement to sell a 6.0% participating interest in Block S offshore Equatorial Guinea. As a result of the farm-out agreement, Kosmos’ participating interest in Block S was reduced to 34.0%.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

Phase 1 of the Greater Tortue project continued to progress in 2023. The following milestones were achieved through the year-end and filing date:

•Drilling: The operator has successfully drilled and completed all four wells with expected production capacity significantly higher than what is required for first gas.

•Hub Terminal: Construction work is complete, and handover to operations was completed in August 2023.

•Subsea: Significant progress has been made on the installation of the infield flowlines and subsea structures. Work re-commenced in the fourth quarter of 2023 with completion expected at the end of the second quarter of 2024. BP, on behalf of the partner group, has initiated the process under its agreement with the original subsea contractor to recover the losses incurred. The partnership will seek to recover the maximum recoverable damages in binding arbitration. We estimate Kosmos’ net share of the recoverable damages to be up to $160.0 million.

•FLNG: The FLNG construction was completed in the fourth quarter of 2023 and the vessel arrived on location offshore Mauritania/Senegal in the first quarter of 2024. Hookup work is now underway.

•FPSO: The vessel is currently in a shipyard in Tenerife for inspection and repair of fairleads. Completion of this work and transit to the project site is expected early in the second quarter of 2024 ahead of final hookup and commissioning.

The critical path to first gas on Phase 1 of the Greater Tortue Ahmeyim project, now targeted in the third quarter of 2024, continues to be through the arrival, hookup and commissioning of the FPSO. Timely execution of this workstream is expected to allow for first LNG in the fourth quarter of 2024.

Yakaar and Teranga Discoveries

The Yakaar and Teranga discoveries continue to be analyzed as a joint development. During 2023, we continued progressing appraisal studies, maturing concept design, and proposed to partners that the Yakaar and Teranga discoveries in the Cayar Offshore Profond Block be pursued as a commercial joint development. PETROSEN agreed to the proposal, however, BP decided not to participate in the development and exploitation of the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block (the “Contract”) and the related Joint Operating Agreement (the “JOA”), BP has waived its rights in respect of the Yakaar and Teranga discoveries. As provided in the JOA, Kosmos has assumed BP’s participating interest under the Contract and the JOA and has become operator of the Cayar Offshore Profond Block, with customary government approvals having been received effective January 18, 2024. The participating interests in the Cayar Offshore Profond Block are now: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%.

Sao Tome and Principe

In the second quarter of 2023, we received approval for a twelve month extension to May 2024 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations
All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the years ended December 31, 2023, 2022 and 2021 are included in the following tables. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Years ended December 31,
	2023	2022(2)	2021(1)
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	20,385	22,012	18,525
Gas (MMcf)	13,737	4,076	4,904
NGL (MBbl)	382	426	508
Total (MBoe)	23,057	23,117	19,850
Total (Boepd)	63,168	63,335	54,384

Revenues:
Oil sales	$1,658,421	$2,201,199	$1,298,577
Gas sales	35,307	29,504	18,898
NGL sales	7,880	14,652	14,538
Total revenues	$1,701,608	$2,245,355	$1,332,013

Average oil sales price per Bbl	$81.35	$100.00	$70.10
Average gas sales price per Mcf	2.57	7.24	3.85
Average NGL sales price per Bbl	20.61	34.39	28.62
Average total sales price per Boe	73.80	97.13	67.10

Costs:
Oil and gas production, excluding workovers	$367,375	$387,888	$332,203
Oil and gas production, workovers	22,722	15,168	13,803
Total oil and gas production costs	$390,097	$403,056	$346,006

Depletion, depreciation and amortization	$444,927	$498,256	$467,221

Average cost per Boe:
Oil and gas production, excluding workovers	$15.93	$16.78	$16.74
Oil and gas production, workovers	0.99	0.66	0.70
Total oil and gas production costs	16.92	17.44	17.44

Depletion, depreciation and amortization	19.30	21.55	23.54
Total oil and gas production costs, depletion, depreciation and amortization	$36.22	$38.99	$40.98
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
Year Ended December 31, 2023 vs. 2022

	Years Ended December 31,		Increase
	2023	2022(1)	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,701,608	$2,245,355	$(543,747)
Gain on sale of assets	—	50,471	(50,471)
Other income, net	(73)	3,949	(4,022)
Total revenues and other income	1,701,535	2,299,775	(598,240)
Costs and expenses:
Oil and gas production	390,097	403,056	(12,959)
Facilities insurance modifications, net	—	6,243	(6,243)
Exploration expenses	42,278	134,230	(91,952)
General and administrative	99,532	100,856	(1,324)
Depletion, depreciation and amortization	444,927	498,256	(53,329)
Impairment of long-lived assets	222,278	449,969	(227,691)
Interest and other financing costs, net	95,904	118,260	(22,356)
Derivatives, net	11,128	260,892	(249,764)
Other expenses, net	23,656	(9,054)	32,710
Total costs and expenses	1,329,800	1,962,708	(632,908)
Income before income taxes	371,735	337,067	34,668
Income tax expense (benefit)	158,215	110,516	47,699
Net income	$213,520	$226,551	$(13,031)
(1)Includes activity related to the pre-emption transaction with Tullow on March 13, 2022.
Oil and gas revenue. Oil and gas revenue decreased by $543.7 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily as a result of lower average oil prices and lower oil production across our portfolio due to natural field decline, partially offset by increased natural gas sales in Ghana for the year ended December 31, 2023. We sold 23,057 MBoe at an average realized price per barrel of oil equivalent of $73.80 in 2023 and 23,117 MBoe at an average realized price per barrel of oil equivalent of $97.13 in 2022.
Gain on sale of assets. During the fourth quarter of 2022, we received $50.0 million from Shell under the terms of our 2020 farm-out agreement.
Oil and gas production. Oil and gas production costs decreased by $13.0 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 as a result of changes to the production mix across our portfolio.
Exploration expenses. Exploration expenses decreased by $92.0 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022 primarily as a result of the $64.2 million of previously capitalized costs related to the BirAllah and Orca discoveries incurred under the Block C8 license offshore Mauritania that were written off to exploration expense with the expiration of the exploration period of Block C8 during the year ended December 31, 2022, along with $13.7 million of exploration expense recorded in 2022 related to two abandoned Ntomme step out wells in Ghana.
Depletion, depreciation and amortization. Depletion, depreciation and amortization decreased $53.3 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022 as a result of lower depletion per barrel in the current year resulting from a lower cost basis in our TEN Fields due to the impairment loss recorded in the year ended December 31, 2022.
Impairment of long-lived assets. Impairment of long-lived assets decreased $227.7 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. We recorded an impairment charge of $450.0 million in the year ended December 31, 2022 for the TEN Fields as a result of negative proved oil and gas reserve revisions. We recorded an additional impairment charge on the TEN Fields during 2023 of $222.3 million based on further negative revisions to proved oil and gas reserves associated with the TEN Fields. The additional revisions were primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance.
Interest and other financing costs, net. Interest and other financing costs, net decreased by $22.4 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022 primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim project partially offset by increased interest expenses related to higher interest rates.

Derivatives, net. During the years ended December 31, 2023 and 2022, we recorded a loss of $11.1 million and $260.9 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.
Other expenses, net. Other expenses, net increased $32.7 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022 primarily as a result of approximately $7.4 million of inventory impairments and $7.5 million of other asset write downs in the year ended December 31, 2023 and $11.9 million of insurance proceeds in the year ended December 31, 2022.
Income tax expense (benefit). For the years ended December 31, 2023 and December 31, 2022, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate, jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.
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
Oil prices are historically volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position is expected to support our capital program for 2024.
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
In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base for the facility of $1.25 billion increasing undrawn availability. As of December 31, 2023, borrowings under the Facility totaled $925.0 million and the undrawn availability under the facility was $325.0 million. As of December 31, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.

Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$765,170	$1,130,476	$374,344
Net proceeds from issuance of senior notes	—	—	839,375
Net proceeds from issuance of common stock	—	—	136,006
Borrowings under long-term debt	300,000	—	725,000
Advances under production prepayment agreement	—	—	—
Proceeds on sale of assets	—	168,703	6,354
	1,065,170	1,299,179	2,081,079
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	932,603	787,297	472,631
Acquisition of oil and gas properties	—	22,078	465,367
Notes receivable from partners	62,247	63,183	41,733
Payments on long-term debt	145,000	405,000	1,050,000
Dividends	166	655	512
Other financing costs	13,214	9,041	25,704
	1,153,230	1,287,254	2,055,947
Increase (decrease) in cash, cash equivalents and restricted cash	$(88,060)	$11,925	$25,132
Net cash provided by operating activities. Net cash provided by operating activities in 2023 was $765.2 million compared with net cash provided by operating activities of $1.1 billion in 2022 and $374.3 million in 2021, respectively. The decrease in cash provided by operating activities in the year ended December 31, 2023 when compared to the same period in 2022 is primarily a result of lower average realized oil prices. The increase in cash provided by operating activities in the year ended December 31, 2022 when compared to the same period in 2021 is primarily a result of higher realized oil prices and increased production.
The following table presents our liquidity and financial position as of December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(In thousands)
Borrowings under the Facility	$925,000	$625,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	—	145,000
Total long-term debt	$2,425,000	$2,270,000
Cash and cash equivalents	95,345	183,405
Total restricted cash	3,416	3,416
Net debt	$2,326,239	$2,083,179

Availability under the Facility	$325,000	$618,034
Availability under the Corporate Revolver	$250,000	$250,000
Available borrowings plus cash and cash equivalents	$670,345	$1,051,439

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
We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our paying interests in our operations including disproportionate payment amounts, the costs involved in developing or participating in the development of a prospect, the timing of third‑party projects, the availability of suitable equipment and qualified personnel and our cash flows from operations. We also evaluate potential corporate and asset acquisition opportunities to support and expand our asset portfolio, which may impact our budget assumptions. These assumptions are inherently subject to significant business, political, economic, regulatory, health, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate; or one or more of our assumptions proves to be incorrect, or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell assets, equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.
2024 Capital Program
We estimate we will spend approximately $700-$750 million of capital for the year ending December 31, 2024, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $250-$300 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend;
•Approximately $350-$400 million related to the development of Phase 1 of Greater Tortue Ahmeyim in Mauritania and Senegal and Winterfell in the U.S. Gulf of Mexico;
•Approximately $50-$100 million related to progressing our infrastructure-led exploration and appraisal programs in the U.S. Gulf of Mexico, including Tiberius appraisal activities, and the drilling of the ILX prospect Akeng Deep in Equatorial Guinea, as well as the appraisal plans of our greater gas resources in Mauritania and Senegal, including Phase 2 of Greater Tortue Ahmeyim, Yakaar-Teranga and BirAllah.
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

Significant Sources of Capital
Facility
The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana and the Ceiba Field and Okume Complex in Equatorial Guinea.
In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base of $1.25 billion. As of December 31, 2023, borrowings under the Facility totaled $925.0 million and the undrawn availability under the facility was $325.0 million.
On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, to be effective as of April 19, 2023. On September 29, 2023, the Company amended the Facility to accede Kosmos Energy Ghana Investments and Kosmos Energy Ghana Holdings Limited to the Facility as obligors. As a result, the additional interests in Jubilee and TEN that were acquired in the October 2021 acquisition of Anadarko WCTP are now included when calculating the borrowing base amount for the Facility, effective as of October 1, 2023. On October 19, 2023, the Company amended the Facility to modify the amortization schedule in order to reduce the number of repayment installments from seven to six equal installments, with the first repayment installment scheduled on October 1, 2024, rather than March 31, 2024. There was no change to the final maturity date or final repayment date.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on October 1, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of December 31, 2023, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.
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
Corporate Revolver
The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR. As of December 31, 2023, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million.
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

The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equally in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by entities that borrow under, or guarantee, our Facility.

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

Contractual Obligations
The following table presents maturities by expected debt maturity dates, the weighted-average interest rates expected to be paid on the Facility and Corporate Revolver given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted‑average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

	Years Ending December 31,							Asset (Liability) Fair Value at December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	2023
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$650,000	$—	$—	$—	$650,000	$622,824
7.750% Senior Notes	—	—	—	400,000	—	—	400,000	374,764
7.500% Senior Notes	—	—	—	—	450,000	—	450,000	412,461
Variable rate debt:
Weighted average interest rate	8.91%	7.69%	7.85%	8.19%	—%	—%
Facility(1)	$—	$300,000	$416,667	$208,333	$—	$—	$925,000	$925,000

Total principal debt repayments (1)	$—	$300,000	$1,066,667	$608,333	$450,000	$—	$2,425,000
Interest & commitment fees on long-term debt	203,273	173,370	121,070	53,517	16,875	—	568,105
Operating leases(2)	4,124	4,195	4,266	4,205	3,844	2,808	23,442
Purchase obligations(3)	55,790	—	—	—	—	—	55,790
______________________________________
(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of December 31, 2023. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Primarily relates to corporate office and foreign office leases.

(3)Represents gross contractual obligations to execute planned future capital projects. Other joint owners in the properties operated by Kosmos will be billed for their working interest share of such costs. Does not include our share of operator’s purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company's liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 11—Asset Retirement Obligations of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding these liabilities.
We have a commitment to drill three development wells and one exploration well in Equatorial Guinea. We have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development costs. Kosmos’ total share for the two agreements combined originally estimated at approximately $300.0 million, of which $259.2 million has been incurred through December 31, 2023, excluding accrued interest. These amounts are expected to be repaid through the national oil companies’ share of future revenues.

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
Revenue Recognition. We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2023 and 2022, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Income Taxes. We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of changes in tax laws or tax rates, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2023 and 2022, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
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
Asset Retirement Obligations. We account for asset retirement obligations as required by ASC 410 — Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion, depreciation and amortization in the consolidated statement of operations. Estimating the future restoration and removal costs requires management to make estimates and judgments because most of the removal obligations are many years in the future and the regulations in some countries that we operate often have vague descriptions of what constitutes removal. Additionally, asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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
We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data—Note 2—Accounting Policies, Note 9—Derivative Financial Instruments and Note 10—

Fair Value Measurements” for a description of the accounting procedures we follow relative to our derivative financial instruments.
The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2023:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2022	$2,688
Changes in contract fair value	(28,349)
Contract maturities	32,426
Fair value of contracts outstanding as of December 31, 2023	$6,765

Commodity Price Risk
The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent and Heavy Louisiana Sweet. Oil prices during 2023 ranged between $71.71 and $97.92 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during 2023.

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
Commodity Price Sensitivity
The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2023. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Sold Put	Floor	Ceiling	Asset (Liability) Fair Value at December 31, 2022(1)
2024:								(In thousands)
Jan - Dec	Three-way collars	Dated Brent	4,000	1.31	45.00	70.00	96.25	$4,477
Jan - Jun	Two-way collars	Dated Brent	2,000	1.24	—	65.00	85.00	$(3,103)
Jan - Dec	Two-way collars	Dated Brent	2,000	0.46	—	70.00	100.00	$5,463
______________________________________
(1)Fair values are based on the average forward oil prices on December 31, 2023.

In January 2024, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from July 2024 through December 2024 with a sold put price of $45.00 per barrel, a floor price of $70.00 per barrel and a ceiling price of $90.00 per barrel.
At December 31, 2023, our open commodity derivative instruments were in a net asset position of $6.8 million. As of December 31, 2023, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $22.2 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $23.4 million.

Interest Rate Sensitivity
Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of December 31, 2023 total approximately $925.0 million and has a weighted average interest rate of 9.2%, are subject to variable interest rates, which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $5.0 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future lease payments associated with the Tortue FPSO lease arrangement.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
At December 31, 2023, the net book value of the Company’s oil and gas properties, net was $4.15 billion, and depletion expense was $411.6 million for the year then ended. As described in Note 2, the Company follows the successful efforts method of accounting for its oil and natural gas properties. Proved properties and support equipment and facilities are depleted using the unit of production method based on estimated proved oil and natural gas reserves. Capitalized exploratory drilling costs that result in a discovery of proved reserves and development costs are depleted using the unit-of-production method based on estimated proved developed oil and natural gas reserves for the related field. The Company’s oil and natural gas reserves are estimated by independent reserve engineers. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Judgment is required by the Company’s independent reserve engineers in estimating proved oil and natural gas reserves. Estimating reserves requires the selection of inputs, including historical production, oil and natural gas price assumptions and future operating and capital cost assumptions, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent reserve engineers to prepare the estimate of reserve quantities as of December 31, 2023.

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

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent reserve engineers used to prepare the estimate of proved oil and natural gas reserves. We evaluated the completeness, accuracy, relevance, and reliability, as applicable, of the inputs described above used by the independent reserve engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation or performing analytical procedures. We evaluated management’s intent and ability to develop proved undeveloped reserves. We tested the mathematical accuracy of the depletion calculations, including comparing the estimated proved oil and natural gas reserve amounts used to the Company’s reserve report.

Asset retirement obligations
Description of the Matter
At December 31, 2023, the Company’s asset retirement obligations totaled $346.8 million. As described in Note 2, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a tangible long lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in-service date. Because of the complexity involved in estimating the expected cash outflows, management used a specialist to estimate the expected cash outflows for the Company’s asset retirement obligations as of December 31, 2023.

Auditing the Company’s asset retirement obligations was complex and judgmental due to the estimation required by management to determine the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and natural gas properties. In particular, the estimate was sensitive to assumptions such as the expected cash outflows for asset retirement obligations and the ultimate productive life of the properties.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process to estimate asset retirement obligations, including controls over management’s review of the assumptions described above.

Our audit procedures included, among others, testing the assumptions discussed above and the underlying data used by the Company. For example, we evaluated expected cash outflows for asset retirement obligations by comparing to recent offshore activities and costs. We also compared the ultimate productive life of the properties to forecasts of production based on estimates of oil and natural gas reserves, as estimated by independent reserve engineers. We involved our specialists to assist in our evaluation of the expected cash flows for asset retirement obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Dallas, Texas
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kosmos Energy Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2024

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$95,345	$183,405
Receivables	120,733	119,735
Inventories	152,054	133,515
Prepaid expenses and other	46,235	24,722
Derivatives	8,346	7,344
Total current assets	422,713	468,721

Property and equipment, net	4,160,229	3,842,647

Other assets:
Restricted cash	3,416	3,416
Long-term receivables	325,181	235,696
Deferred tax assets	3,033	—
Derivatives	1,594	1,725
Other	21,968	27,783
Total assets	$4,938,134	$4,579,988

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$248,912	$212,275
Accrued liabilities	302,815	325,206
Current maturities of long-term debt	—	30,000
Derivatives	3,103	6,773
Total current liabilities	554,830	574,254

Long-term liabilities:
Long-term debt, net	2,390,914	2,195,911
Derivatives	—	778
Asset retirement obligations	343,979	300,800
Deferred tax liabilities	363,918	468,445
Other long-term liabilities	252,156	251,952
Total long-term liabilities	3,350,967	3,217,886

Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 504,392,980 and 500,161,421 issued at December 31, 2023 and December 31, 2022, respectively	5,044	5,002
Additional paid-in capital	2,536,621	2,505,694
Accumulated deficit	(1,272,321)	(1,485,841)
Treasury stock, at cost, 44,263,269 shares at December 31, 2023 and December 31, 2022, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,032,337	787,848
Total liabilities and stockholders’ equity	$4,938,134	$4,579,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues and other income:
Oil and gas revenue	$1,701,608	$2,245,355	$1,332,013
Gain on sale of assets	—	50,471	1,564
Other income, net	(73)	3,949	262

Total revenues and other income	1,701,535	2,299,775	1,333,839

Costs and expenses:
Oil and gas production	390,097	403,056	346,006
Facilities insurance modifications, net	—	6,243	(1,586)
Exploration expenses	42,278	134,230	65,382
General and administrative	99,532	100,856	91,529
Depletion, depreciation and amortization	444,927	498,256	467,221
Impairment of long-lived assets	222,278	449,969	—
Interest and other financing costs, net	95,904	118,260	128,371
Derivatives, net	11,128	260,892	270,185
Other expenses, net	23,656	(9,054)	10,111

Total costs and expenses	1,329,800	1,962,708	1,377,219

Income (loss) before income taxes	371,735	337,067	(43,380)
Income tax expense	158,215	110,516	34,456

Net income (loss)	$213,520	$226,551	$(77,836)

Net income (loss) per share:
Basic	$0.46	$0.50	$(0.19)
Diluted	$0.44	$0.48	$(0.19)

Weighted average number of shares used to compute net income (loss) per share:
Basic	459,641	455,346	416,943
Diluted	481,070	474,857	416,943

See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2020	449,718	$4,497	$2,307,220	$(1,634,556)	$(237,007)	$440,154
Public offering of common stock	43,125	432	135,574	—	—	136,006
Dividends	—	—	227	—	—	227
Equity-based compensation	—	—	31,786	—	—	31,786
Restricted stock units	3,309	33	(33)	—	—	—
Tax withholdings on restricted stock units	—	—	(1,100)	—	—	(1,100)
Net loss	—	—	—	(77,836)	—	(77,836)
Balance as of December 31, 2021	496,152	4,962	2,473,674	(1,712,392)	(237,007)	529,237
Dividends	—	—	(39)	—	—	(39)
Equity-based compensation	—	—	34,852	—	—	34,852
Restricted stock units	4,009	40	(40)	—	—	—
Tax withholdings on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	226,551	—	226,551
Balance as of December 31, 2022	500,161	5,002	2,505,694	(1,485,841)	(237,007)	787,848
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	42,780	—	—	42,780
Restricted stock units	4,232	42	(42)	—	—	—
Tax withholdings on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	213,520	—	213,520
Balance as of December 31, 2023	504,393	$5,044	$2,536,621	$(1,272,321)	$(237,007)	$1,032,337
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$213,520	$226,551	$(77,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	454,848	508,657	477,801
Deferred income taxes	(107,560)	(197,487)	(69,174)
Unsuccessful well costs and leasehold impairments	2,208	86,941	18,819
Impairment of long-lived assets	222,278	449,969	—
Change in fair value of derivatives	28,349	275,465	277,705
Cash settlements on derivatives, net (including $(16.4) million and $(327.9) million and $(224.4) million on commodity hedges during 2023, 2022, and 2021)	(32,426)	(344,468)	(231,767)
Equity-based compensation	42,693	34,546	31,651
Gain on sale of assets	—	(50,471)	(1,564)
Loss on extinguishment of debt	1,503	192	19,625
Other	5,709	(10,099)	(3,538)
Changes in assets and liabilities:
(Increase) decrease in receivables	(16,223)	68,829	(34,246)
(Increase) decrease in inventories and prepaid expenses	(45,667)	(704)	637
Increase (decrease) in accounts payable and accrued liabilities	(4,062)	82,555	(33,769)
Net cash provided by operating activities	765,170	1,130,476	374,344

Investing activities
Oil and gas assets	(932,603)	(787,297)	(472,631)
Acquisition of oil and gas properties	—	(22,078)	(465,367)
Proceeds on sale of assets	—	168,703	6,354
Notes receivable from partners	(62,247)	(63,183)	(41,733)
Net cash used in investing activities	(994,850)	(703,855)	(973,377)

Financing activities
Borrowings under long-term debt	300,000	—	725,000
Payments on long-term debt	(145,000)	(405,000)	(1,050,000)
Net proceeds from issuance of senior notes	—	—	839,375
Net proceeds from issuance of common stock	—	—	136,006
Dividends	(166)	(655)	(512)
Other financing costs	(13,214)	(9,041)	(25,704)
Net cash provided by (used in) financing activities	141,620	(414,696)	624,165

Net increase (decrease) in cash, cash equivalents and restricted cash	(88,060)	11,925	25,132
Cash, cash equivalents and restricted cash at beginning of period	186,821	174,896	149,764
Cash, cash equivalents and restricted cash at end of period	$98,761	$186,821	$174,896

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$74,642	$85,791	$91,032
Income taxes, net of refund received	$281,872	$247,889	$137,421

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

Cash, Cash Equivalents and Restricted Cash

	December 31,
	2023	2022	2021
	(In thousands)
Cash and cash equivalents	$95,345	$183,405	$131,620
Restricted cash - current	—	—	42,971
Restricted cash - long-term	3,416	3,416	305
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$98,761	$186,821	$174,896
Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2021, we exceeded this ratio and restricted approximately $42.9 million in cash to meet our requirements. As of March 31, 2022, our net leverage ratio was below 2.50x, therefore in May 2022, we released $59.1 million from restricted cash upon submission of the net leverage test as of March 31, 2022. As of December 31, 2023 and 2022 our net leverage ratio remained below 2.50x.
Receivables
Our receivables consist of joint interest billings, oil and gas sales, related party and other receivables. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. As required by ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", we determine our allowance based on historical experience, current conditions and reasonable and supportable forecasts by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of $9.8 million and $7.0 million in current joint interest billings receivables as of December 31, 2023 and 2022, respectively.
Inventories
Inventories consisted of $143.0 million and $125.3 million of materials and supplies and $9.1 million and $8.2 million of hydrocarbons as of December 31, 2023 and 2022, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of $7.4 million, $1.5 million and $1.2 million during the years ended December 31, 2023, 2022 and 2021 for materials and supplies inventories as Other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.
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
Asset Retirement Obligations
The Company accounts for asset retirement obligations as required by ASC 410—Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion, depreciation and amortization in the consolidated statement of operations. Estimating the future restoration and removal costs requires management to make estimates and judgments because most of the removal obligations are many years in the future and the regulations in some countries that we operate often have vague descriptions of what constitutes removal. Additionally, asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.
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

Revenue Recognition
We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2023 and 2022, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Oil and gas revenue is composed of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenues from contracts with customers:
Equatorial Guinea	$273,280	$349,443	$257,628
Ghana	1,073,917	1,362,875	654,644
U.S. Gulf of Mexico	371,632	547,610	427,261
Total revenues from contracts with customers	1,718,829	2,259,928	1,339,533
Provisional oil sales contracts	(17,221)	(14,573)	(7,520)
Oil and gas revenue	$1,701,608	$2,245,355	$1,332,013

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

Concentration of Credit Risk
Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of international operations. The continued economic disruption resulting from Russia’s war in Ukraine, potential instability in the Middle East, a potential global recession, inflationary pressures and other varying macroeconomic conditions could materially impact the Company's business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.
Recent Accounting Standards
Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740).” The amendments focus on income tax disclosures around effective tax rates and cash income taxes paid. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, however, we do not plan to early adopt ASU 2023-09.
3. Acquisitions and Divestitures
2023 Transactions
In February 2023, Kosmos entered into a petroleum contract covering Block EG-01 offshore Equatorial Guinea with the Republic of Equatorial Guinea. Kosmos holds a 24% non-operated participating interest in the block. Block EG-01 currently comprises approximately 59,400 acres (240 square kilometers), with a first exploration period of three years from the effective date (March 1, 2023).
In November 2023, BP decided not to participate in the future development and exploitation of the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block (the “Contract”) and the related Joint Operating Agreement (the “JOA”), BP has waived its rights in respect of the Yakaar and Teranga discoveries. As provided in the JOA, Kosmos has assumed BP’s participating interest under the Contract and the JOA and has become operator of the Cayar Offshore Profond Block, with customary government approvals having been received effective January 18, 2024. The participating interests in the Cayar Offshore Profond Block are now: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%.
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

In October 2022, we entered into a farm-out agreement with Panoro Energy ASA (Panoro) to farm-out a 6.0% participating interest in Block S offshore Equatorial Guinea, which reduced our participating interest in Block S to 34.0%, in exchange for cash consideration totaling approximately $1.8 million. In March 2023, the transaction was approved by the Government of Equatorial Guinea and the farm-out agreement was closed.

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

Under the DT Block Joint Operating Agreement, certain joint venture partners have pre-emption rights in the Jubilee Unit Area and the TEN Fields. In November 2021, we received notice from Tullow Oil plc (“Tullow”) that they were exercising their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. After execution of definitive transaction documentation and receipt of government approvals, Kosmos concluded the pre-emption transaction with Tullow in

March 2022. Following the completion of the pre-emption process, Kosmos’ interest in the Jubilee Unit Area decreased from 42.1% to 38.6% and Kosmos’ interest in the TEN Fields decreased from 28.1% to 20.4%. Tullow paid Kosmos $118.2 million in cash consideration after post closing adjustments for the pre-emption. During the first quarter of 2022, our oil and gas properties, net balance was reduced by $175.5 million, which includes the cash proceeds and net liabilities transferred to the purchaser as a result of concluding the Tullow pre-emption transaction. The difference in the net book value of the proved property, net liabilities transferred and adjusted purchase price qualified for treatment as a recovery of cost and normal retirement under ASC 932, which resulted in no gain or loss being recognized.

In 2021, at the conclusion of the second exploration period, Block C13 offshore Mauritania was relinquished.

4. Receivables
Receivables consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Joint interest billings, net	35,632	28,851
Oil sales	64,958	67,483
Other current receivables	20,143	23,401
Total receivables	120,733	119,735

Long-term receivables	325,181	235,696

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.
Long-term receivables
In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil companies’ share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1. The amount financed by Kosmos is to be repaid with interest through the national oil companies’ share of future revenues. As of December 31, 2023 and 2022, the principal balance due from the national oil companies was $259.2 million and $196.9 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of December 31, 2023 and 2022, accrued interest on the balance due from the national oil companies was $37.3 million and $21.5 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $15.9 million, $10.1 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO (which is currently under construction by Technip Energies) to an affiliate of BP (“BP Buyer”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. BP Operator will continue to manage and supervise the construction contract with Technip Energies. Delivery of the Greater Tortue FPSO to BP Buyer will occur after construction is complete and the Greater Tortue FPSO has been commissioned, with the lease to BP Operator becoming effective on the same date, currently targeted to be in the third quarter of 2024.
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

In Ghana, the foreign contractor group funded GNPC’s 5% share of TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of December 31, 2023 and 2022, the long-term portions of joint interest billing receivables due from GNPC for the TEN Fields’ development costs were $28.7 million and $17.3 million.

5. Property and Equipment
Property and equipment is stated at cost and consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Oil and gas properties:
Proved properties	$7,600,252	$6,953,435
Unproved properties	423,050	341,334
Total oil and gas properties	8,023,302	7,294,769
Accumulated depletion	(3,868,946)	(3,457,332)
Oil and gas properties, net	4,154,356	3,837,437

Other property	65,095	60,730
Accumulated depreciation	(59,222)	(55,520)
Other property, net	5,873	5,210

Property and equipment, net	$4,160,229	$3,842,647
We recorded depletion expense of $411.6 million, $471.4 million and $442.3 million and depreciation expense of $3.7 million, $3.6 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. In connection with fair value assessments for oil and gas proved properties, we recorded asset impairments of $222.3 million and 450.0 million related to the TEN Fields in Ghana during the years ended December 31, 2023 and 2022, respectively in our consolidated statement of operations. No asset impairment was recorded for the year ended December 31, 2021. During the year ended December 31, 2023, additions to our unproved properties primarily related to the Winterfell development project and the drilling of the Tiberius infrastructure-led exploration prospect. Additions to our proved properties for the year ended December 31, 2023 primarily related to continued infill development in the Jubilee Field in Ghana including the successful startup of the Jubilee Southeast project with the installation of a new subsea production manifold, the Odd Job Field subsea pump installation in the U.S. Gulf of Mexico and continued progress on the development of the Greater Tortue Ahmeyim project in Mauritania/Senegal.
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
The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning balance	$145,957	$218,180	$186,289
Additions to capitalized exploratory well costs pending the determination of proved reserves	66,002	25,209	31,891
Reclassification due to determination of proved reserves(1)	—	(34,614)	—
Capitalized exploratory well costs charged to expense(2)	—	(62,818)	—
Ending balance	$211,959	$145,957	$218,180
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
The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$54,274	$—	$20,903
Exploratory well costs capitalized for a period of one to three years	—	32,770	30,389
Exploratory well costs capitalized for a period of four to seven years	157,685	113,187	166,888
Ending balance	$211,959	$145,957	$218,180
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2	3
As of December 31, 2023, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.
Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond Block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond Block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the Government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In July 2021, the current phase of the Cayar Block exploration license was extended up to an additional three years to 2024. The Yakaar and Teranga discoveries are being analyzed as a joint development. During 2023, we continued progressing appraisal studies and maturing concept design. Following additional evaluation and further concept design development, a decision regarding commerciality is expected to be made.
Asam Discovery - In October 2019, we drilled the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. The discovery was subsequently named Asam. In July 2020, an appraisal work program was approved by the Government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and the appraisal work program is currently ongoing to integrate all available data into models to establish the scale of the discovered resource and evaluate the optimum development solution. During the fourth quarter of 2022, we received approval from the Government of Equatorial Guinea to enter the second sub-period phase of the Block S exploration license with a scheduled expiration in December 2024. Additionally, in December 2022 the Asam Field appraisal report was submitted to the Government of Equatorial Guinea. During 2023, studies and concept design continued to progress. Following additional evaluation, a decision regarding commerciality will be made.

7. Leases
We have commitments under operating leases primarily related to office leases. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

The components of lease cost for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
	(In thousands)
Operating lease cost	$3,866	$3,882
Variable lease cost	1,766	1,825
Short-term lease cost(1)	17,464	13,970
Total lease cost	$23,096	$19,677
__________________________________
(1)Includes $16.0 million and $12.5 million during the years ended December 31, 2023 and 2022, respectively, of costs associated with short-term drilling contracts.

Other information related to operating leases at December 31, 2023 and 2022, is as follows:

	December 31
	2023	2022
	(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$14,234	$16,044
Accrued liabilities (current maturities of leases)	2,492	2,181
Other long-term liabilities (non-current maturities of leases)	15,576	18,007

Weighted average remaining lease term	5.6 years	6.5 years

Weighted average discount rate	9.8%	9.8%

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Operating cash flows for operating leases	$7,256	$7,170
Investing cash flows for operating leases(1)	16,029	12,449
__________________________________
(1)Represents costs associated with short-term drilling contracts.

Future minimum rental commitments under our leases at December 31, 2023, are as follows:

Operating Leases(1)
(In thousands)
2024	$4,124
2025	4,195
2026	4,266
2027	4,205
2028	3,844
Thereafter	2,808
Total undiscounted lease payments	$23,442
Less: Imputed interest	(5,374)
Total lease liabilities	$18,068
__________________________________
(1)Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

8. Debt

	December 31,
	2023	2022
	(In thousands)
Outstanding debt principal balances:
Facility	$925,000	$625,000
Corporate Revolver	—	—
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
GoM Term Loan	—	145,000
Total long-term debt	2,425,000	2,270,000
Unamortized deferred financing costs and discounts(1)	(34,086)	(44,089)
Total debt, net	2,390,914	2,225,911
Less: Current maturities of long-term debt	—	(30,000)
Long-term debt, net	$2,390,914	$2,195,911
________________________________________
(1)Includes $20.8 million and $25.2 million of unamortized deferred financing costs related to the Facility and $13.3 million and $16.7 million of unamortized deferred financing costs and discounts related to the Senior Notes as of December 31, 2023 and December 31, 2022, respectively.
Facility
The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana and the Ceiba Field and Okume Complex in Equatorial Guinea.
In May 2021, the Company entered into an amended and restated facility agreement and certain ancillary documents. As part of this amendment to the Facility in May 2021, the Company incurred $15.2 million for loss on extinguishment of debt during the year ended December 31, 2021. On November 23, 2022, the Company amended the Facility to update the interest rate benchmark from LIBOR to term SOFR, to be effective as of April 19, 2023. On September 29, 2023, the Company amended the Facility to accede Kosmos Energy Ghana Investments and Kosmos Energy Ghana Holdings Limited to the Facility as obligors. As a result, the additional interests in Jubilee and TEN that were acquired in the October 2021 acquisition of Anadarko WCTP are now included when calculating the borrowing base amount for the Facility, effective October 1, 2023. On October 19, 2023, the Company amended the Facility to modify the amortization schedule in order to reduce the number of repayment installments from seven to six equal installments, with the first repayment installment scheduled on October 1, 2024, subject to the outstanding borrowings, rather than March 31, 2024. There was no change to the final maturity date or final repayment date.
In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base of $1.25 billion. As of December 31, 2023, the undrawn availability under the facility was $325.0 million.
When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes plus the Corporate Revolver or the Facility, whichever is greater. As of December 31, 2021, we exceeded this ratio and restricted approximately $42.9 million in cash to meet our requirements. As of March 31, 2022, our net leverage ratio was below 2.50x, and therefore, we released $59.1 million from restricted cash in May 2022 upon submission of the net leverage test as of March 31, 2022. As of December 31, 2023 and 2022 our net leverage ratio remained below 2.50x.
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

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on October 1, 2024, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of March 31, 2027. As of December 31, 2023, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. We were in compliance with the financial covenants below contained in the Facility as of September 30, 2023 (the most recent assessment date), which requires the maintenance of:
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
Corporate Revolver
On March 31, 2022, we refinanced the Corporate Revolver by replacing it with a new revolving credit facility agreement with a total size of $250 million and a maturity date of December 31, 2024. The Company capitalized $6.1 million of deferred financing costs associated with entering into the new revolving credit facility in March 2022, which is being amortized over the term of the new revolving credit facility. On November 23, 2022, the Company amended the Corporate Revolver to update the interest rate benchmark from compounded SOFR to term SOFR, effective April 2023. As amended, interest on the Corporate Revolver is the aggregate of a 7.0% margin, the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published and a credit adjustment spread. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six‑month intervals after the first day of the interest period). We pay commitment fees on the undrawn portion of the total commitments. Commitment fees for the lenders are equal to 30% per annum of the respective margin when a commitment is available for utilization.
As of December 31, 2023, the undrawn availability was $250.0 million. The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs.
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
We were in compliance with the financial covenants below contained in the Corporate Revolver as of September 30, 2023 (the most recent assessment date), which requires the maintenance of:
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

At December 31, 2023, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,425,000	$—	$300,000	$1,066,667	$608,333	$450,000	$—
_______________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of December 31, 2023 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
Interest and other financing costs, net
Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Interest expense	$207,629	$180,046	$146,706
Amortization—deferred financing costs	9,921	10,401	10,580
Loss on extinguishment of debt	1,503	192	19,625
Capitalized interest	(138,738)	(84,342)	(46,098)
Deferred interest	3,183	(3,318)	(3,401)
Interest income	(19,456)	(12,139)	(10,257)
Other, net	31,862	27,420	11,216
Interest and other financing costs, net	$95,904	$118,260	$128,371
Capitalized interest for the years ended December 31, 2023, 2022 and 2021 was $138.7 million, $84.3 million and $46.1 million, respectively, primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. After first gas production on the Greater Tortue Ahmeyim Phase 1 project, which is targeted in the third quarter of 2024, we will no longer capitalize interest on the project.
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
Oil Derivative Contracts
The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of December 31, 2023. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Sold Put	Floor	Ceiling
2024:
Jan - Dec	Three-way collars	Dated Brent	4,000	1.31	45.00	70.00	96.25
Jan - Jun	Two-way collars	Dated Brent	2,000	1.24	—	65.00	85.00
Jan - Dec	Two-way collars	Dated Brent	2,000	0.46	—	70.00	100.00
______________________________________
In January 2024, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from July 2024 through December 2024 with a sold put price of $45.00 per barrel, a floor price of $70.00 per barrel and a ceiling price of $90.00 per barrel.
See Note 10—Fair Value Measurements for additional information regarding the Company’s derivative instruments.
The following tables disclose the Company’s derivative instruments as of December 31, 2023 and 2022 and gain/(loss) from derivatives during the years ended December 31, 2023, 2022 and 2021.

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2023	2022
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$8,346	$7,344
Provisional oil sales	Receivables: Oil sales	(72)	1,170
Commodity	Derivatives assets—long-term	1,594	1,725
Derivative liabilities:
Commodity	Derivatives liabilities—current	(3,103)	(6,773)
Commodity	Derivatives liabilities—long-term	—	(778)
Total derivatives not designated as hedging instruments		$6,765	$2,688

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2023	2022	2021
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(17,221)	$(14,573)	$(7,520)
Commodity	Derivatives, net	(11,128)	(260,892)	(270,185)
Total derivatives not designated as hedging instruments		$(28,349)	$(275,465)	$(277,705)

Offsetting of Derivative Assets and Derivative Liabilities
Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2023 and 2022, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2023
Assets:
Commodity derivatives	$—	$9,940	$—	$9,940
Provisional oil sales	—	(72)	—	(72)
Liabilities:
Commodity derivatives	—	(3,103)	—	(3,103)
Total	$—	$6,765	$—	$6,765
December 31, 2022
Assets:
Commodity derivatives	$—	$9,069	$—	$9,069
Provisional oil sales	—	1,170	—	1,170
Liabilities:
Commodity derivatives	—	(7,551)	—	(7,551)
Total	$—	$2,688	$—	$2,688
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
Debt
The following table presents the carrying values and fair values at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$646,912	$622,824	$645,699	$558,201
7.750% Senior Notes	396,718	374,764	395,893	335,592
7.500% Senior Notes	446,291	412,461	445,564	361,958
GoM Term Loan	—	—	145,000	145,000
Facility	925,000	925,000	625,000	625,000
Total	$2,414,921	$2,335,049	$2,257,156	$2,025,751

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

As a result of negative proved oil and natural gas reserve revisions at TEN, primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance, we reviewed our TEN long-lived assets for impairment at December 31, 2023, which resulted impairment charges of $222.3 million for the year ended December 31, 2023. The impairment charges resulted in a full impairment of the remaining book value of TEN reducing the carrying value of the TEN Fields to zero. As part of our impairment analysis, the average per barrel Dated Brent price of third-party industry forecasts used for purposes of determining discounted future cash flows was in the low-$80s adjusted for inflation. The expected future cash flows were discounted using a rate of approximately 10 percent which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.
As a result of a negative proved oil and natural gas reserve revision at TEN, primarily driven by well performance, we reviewed our TEN long-lived assets for impairment at December 31, 2022, which resulted in impairment charges of 450.0 million for the year ended December 31, 2022, reducing the carrying value of the TEN Fields to the estimated fair value of $235.7 million as of December 31, 2022. As part of our impairment analysis, the average per barrel Dated Brent price of third-party industry forecasts used for purposes of determining discounted future cash flows was in the low-$80s adjusted for inflation. We also took account of the delayed future investment in the field. The expected future cash flows were discounted using a rate of approximately 10 percent which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.
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

11. Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2023	2022
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$302,534	$325,459
Liabilities incurred during period	16,196	13,696
Liabilities settled during period	(13,082)	(9,277)
Revisions in estimated retirement obligations	11,527	(50,600)
Accretion expense	29,611	23,256
Ending asset retirement obligations	$346,786	$302,534

The asset retirement obligations reflect the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and gas properties. The Company utilizes current cost experience to estimate the expected cash outflows for retirement obligations. The Company estimates the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation, a corresponding adjustment is made to the oil and gas property balance. The revisions in estimated retirement obligations during 2023 and 2022 are related to changes in the estimated timing, scopes of work and costs. During the year ended December 31, 2022, our asset retirement obligations were reduced by approximately $10.0 million as a result of concluding the Tullow pre-emption transaction in March 2022 and approximately $66.2 million as a result of the extension of the Block G licenses in Equatorial Guinea in May 2022.

12. Equity‑based Compensation
Restricted Stock Awards and Restricted Stock Units
Our Long-Term Incentive Plan (“LTIP”) provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In June 2023, the Company’s stockholders approved the Amended and Restated Kosmos Energy Ltd. LTIP, which authorized an additional 17.0 million shares of common stock available for issuance under the LTIP. The LTIP as amended provides for the issuance of 78.5 million shares pursuant to awards under the LTIP. As of December 31, 2023, the Company had approximately 18.6 million shares that remain available for issuance under the LTIP.

The Company granted restricted stock units with service vesting criteria and with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over a three year period. Upon vesting, restricted stock units become issued and outstanding stock.
The following table reflects the outstanding restricted stock units as of December 31, 2023:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2020:	4,840	$5.34	7,859	$8.11
Granted(1)	2,905	2.57	6,744	3.91
Forfeited(1)	(649)	4.05	(1,998)	5.50
Vested	(2,400)	5.19	(1,372)	9.95
Outstanding at December 31, 2021:	4,696	3.88	11,233	5.28
Granted(1)	2,820	4.70	3,388	6.98
Forfeited(1)	(147)	3.92	(389)	6.21
Vested	(2,453)	4.21	(2,191)	5.98
Outstanding at December 31, 2022:	4,916	4.18	12,041	5.61
Granted(1)	2,809	7.61	3,482	12.26
Forfeited(1)	(240)	5.65	(203)	8.17
Vested	(2,775)	3.86	(2,950)	8.22
Outstanding at December 31, 2023:	4,710	5.77	12,370	6.59
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
As of December 31, 2023, total equity‑based compensation to be recognized on unvested restricted stock units is $27.8 million over a weighted average period of 1.8 years.
For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $13.06 per award. The Monte Carlo simulation model utilizes multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 105.0%. The risk‑free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant ranged from 0.2% to 3.7%. The expected quarterly dividends ranged from $0.000 to $0.050 commensurate with our current dividend experience.
In January 2024, we granted 2.4 million service vesting restricted stock units and 3.0 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $41.4 million of non-cash compensation expense related to these grants over the next three years.
We record equity-based compensation expense in General and administrative expenses in our consolidated statement of operations equal to the grant date fair value of share‑based payments over the vesting periods of the LTIP awards. The following table summarizes certain information related to our share-based payments:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Share-based compensation expense	$42,693	$34,546	$31,651
Total tax benefit	7,482	5,933	5,786
Net tax shortfall (windfall)	(3,201)	673	6,307
Fair value of awards vested	45,098	22,205	9,435

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
During the year ended December 31, 2023, our net deferred tax liability decreased by approximately $107.6 million primarily as a result of a $222.3 million impairment related to the TEN Field, which resulted in a reduction in our deferred tax liability of $77.8 million, with the remaining $29.8 million decrease in our deferred tax liability primarily related to the timing of the reversal of temporary differences. During the year ended December 31, 2022, our net deferred tax liability decreased by approximately $242.7 million, primarily as a result of a $450.0 million impairment related to the TEN Field, which resulted in a reduction in our deferred tax liability of approximately $157.6 million, and a $44.6 million of the decrease related to closing the Tullow pre-emption transaction in March 2022 (See Note 3 - Acquisitions and Divestitures), and the remaining $40.5 million decrease in our deferred tax liability primarily related to the timing of the reversal of temporary differences.
Income (loss) before income taxes is composed of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$(88,458)	$73,529	$(75,948)
Foreign	460,193	263,538	32,568
Income (loss) before income taxes	$371,735	$337,067	$(43,380)
The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
United States	$865	$7,174	$282
Foreign	264,910	300,829	103,348
Total current	265,775	308,003	103,630
Deferred:
United States	551	84	1,202
Foreign	(108,111)	(197,571)	(70,376)
Total deferred	(107,560)	(197,487)	(69,174)
Income tax expense	$158,215	$110,516	$34,456

Our reconciliation of income tax expense (benefit) computed by applying our statutory rate and the reported effective tax rate on income or (loss) from continuing operations is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Tax at statutory rate	$78,064	$70,784	$(9,110)
Foreign income (loss) taxed at different rates	48,768	20,663	17,344
Non-deductible compensation	5,915	3,012	2,775
Non-deductible and other items	2,243	3,993	1,719
Tax shortfall (windfall) on equity-based compensation, net	(3,201)	673	6,307
Change in valuation allowance	26,426	11,391	15,421
Total tax expense (benefit)	$158,215	$110,516	$34,456
Effective tax rate	43%	33%	79%
______________________________________
(1)The effective tax rate during the years ended December 31, 2023, 2022 and 2021, were impacted by (gains) and losses of $(4.0) million, $21.0 million and $61.6 million, respectively, incurred in jurisdictions in which we are not subject to taxes and therefore do not generate any income tax benefits or where there are valuation allowances offsetting the corresponding deferred tax assets.

The effective tax rate for the United States is approximately (2%), 10% and 2% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate in the United States is impacted by the effect of non-deductible expenditures and equity-based compensation tax shortfalls and tax windfalls equal to the difference between the income tax benefit recognized for financial statement reporting purposes compared to the income tax benefit realized for tax return purposes. For the years ended December 31, 2023, 2022 and 2021, our effective tax rate in the United States is impacted by changes in valuation allowances on a portion of our deferred tax assets totaling $12.1 million, $(12.3) million and $6.6 million, respectively.
The effective tax rate for Ghana is approximately 36%, 35% and 35% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures.
The effective tax rate for Equatorial Guinea is approximately 35%, 36% and 35% for the years ended December 31, 2023, 2022 and 2021, respectively, and is impacted by non-deductible expenditures.
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

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$209,453	$196,018
Foreign net operating losses	14,458	19,297
United States net operating losses	78,706	81,040
United States deferred interest expense	43,411	17,421
Equity compensation	10,867	7,916
Asset retirement obligation and other	78,024	67,083
Total deferred tax assets	434,919	388,775
Valuation allowance	(333,651)	(312,968)
Total deferred tax assets, net	101,268	75,807
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(420,066)	(512,019)
Other deferred tax liabilities	(42,087)	(32,233)
Total deferred tax liabilities	(462,153)	(544,252)
Net deferred tax liability	$(360,885)	$(468,445)

The Company has foreign net operating loss carryforwards of $48.2 million, that will not expire. Additionally, the Company has $374.8 million of United States net operating loss that will not expire. All of these losses currently have offsetting valuation allowances.
The Company is open to tax examinations in the United States for federal income tax return years 2020 through 2022, in Ghana for income tax return years 2019 through 2022, and in Equatorial Guinea for income tax return years 2019 through 2022.
As of December 31, 2023, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

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

	Years Ended
	December 31,
	2023	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$213,520	$226,551	$(77,836)
Denominator:
Weighted average number of shares outstanding:
Basic	459,641	455,346	416,943
Restricted stock units(1)	21,429	19,511	—
Diluted	481,070	474,857	416,943
Net income (loss) per share:
Basic	$0.46	$0.50	$(0.19)
Diluted	$0.44	$0.48	$(0.19)
______________________________________
(1)Our restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per share calculation.

(2)For the years ended December 31, 2023, 2022 and 2021, we excluded 0.0, 0.1 million and 19.0 million outstanding restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.

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
In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $300.0 million, of which $259.2 million has been incurred through December 31, 2023, excluding accrued interest.

Performance Obligations

As of December 31, 2023 and 2022, the Company had performance bonds and supplemental bonds totaling $194.1 million and $205.2 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

16. Additional Financial Information
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued liabilities:
Exploration, development and production	$90,054	$80,598
Revenue payable	20,506	26,087
Current asset retirement obligations	2,808	1,732
General and administrative expenses	29,766	32,069
Interest	36,410	44,740
Income taxes	111,212	127,183
Taxes other than income	1,029	1,524
Derivatives	1,372	6,440
Other	9,658	4,833
	$302,815	$325,206

Gain on sale of assets
During the fourth quarter of 2022, we received formal notice from Shell that an appraisal plan for one well had been submitted under the terms of Shell’s Petroleum Agreement with Namibia. As a result, we recognized a $50.0 million gain related to the proceeds of $50.0 million received in the fourth quarter of 2022 related to the 2020 farm-out agreement with Shell.
Other Expenses, net
Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Loss on disposal of inventory	$7,372	$1,521	$1,239
Gain on insurance settlements	—	(7,000)	—
(Gain) loss on asset retirement obligations liability settlements	6,034	(3,278)	6,351
Other, net	10,250	(297)	2,521
Other expenses, net	$23,656	$(9,054)	$10,111

17. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At December 31, 2023, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(in thousands)
Years ended December 31, 2023
Revenues and other income:
Oil and gas revenue	$1,062,482	$267,494	$—	$371,632	$—	$—	$1,701,608
Other income, net	(403)	10	—	3,327	157,770	(160,777)	(73)
Total revenues and other income	1,062,079	267,504	—	374,959	157,770	(160,777)	1,701,535
Costs and expenses:
Oil and gas production	175,265	114,411	—	100,421	—	—	390,097
Exploration expenses	872	7,915	15,784	11,950	5,757	—	42,278
General and administrative	12,913	5,555	9,354	22,076	199,283	(149,649)	99,532
Depletion, depreciation and amortization	240,998	51,750	917	149,482	1,780	—	444,927
Impairment of long-lived assets	222,278	—	—	—	—	—	222,278
Interest and other financing costs, net(1)	56,988	(2,942)	(119,697)	6,236	155,319	—	95,904
Derivatives, net	—	—	—	—	11,128	—	11,128
Other expenses, net	7,963	3,208	7,997	10,506	5,110	(11,128)	23,656
Total costs and expenses	717,277	179,897	(85,645)	300,671	378,377	(160,777)	1,329,800
Income (loss) before income taxes	344,802	87,607	85,645	74,288	(220,607)	—	371,735
Income tax expense	122,704	35,666	—	13,643	(13,798)	—	158,215
Net income (loss)	$222,098	$51,941	$85,645	$60,645	$(206,809)	$—	$213,520

Consolidated capital expenditures	$276,849	$74,573	$276,484	$212,431	$9,662	$—	$849,999

As of December 31, 2023
Property and equipment, net	$1,036,651	$424,030	$1,788,214	$893,293	$18,041	$—	$4,160,229
Total assets	$3,252,235	$1,918,131	$2,642,098	$3,988,805	$21,599,662	$(28,462,797)	$4,938,134
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana (2)	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico (3)	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2022
Revenues and other income:
Oil and gas revenue	$1,350,962	$346,783	$—	$547,610	$—	$—	$2,245,355
Gain on sale of assets	—	—	—	471	50,000	—	50,471
Other income, net	428	3,350	—	2,405	386,002	(388,236)	3,949
Total revenues and other income	1,351,390	350,133	—	550,486	436,002	(388,236)	2,299,775
Costs and expenses:
Oil and gas production	206,486	90,602	—	105,968	—	—	403,056
Facilities insurance modifications, net	6,243	—	—	—	—	—	6,243
Exploration expenses	14,987	7,378	82,526	22,763	6,576	—	134,230
General and administrative	15,310	6,703	9,798	15,794	180,594	(127,343)	100,856
Depletion, depreciation and amortization	289,058	53,765	412	153,407	1,614	—	498,256
Impairment of long-lived assets	450,357	—	—	(388)	—		449,969
Interest and other financing costs, net(1)	64,620	(2,494)	(69,644)	11,180	114,598	—	118,260
Derivatives, net	—	—	—	—	260,892	—	260,892
Other expenses, net	233,785	8,397	(1,178)	10,339	496	(260,893)	(9,054)
Total costs and expenses	1,280,846	164,351	21,914	319,063	564,770	(388,236)	1,962,708
Income (loss) before income taxes	70,544	185,782	(21,914)	231,423	(128,768)	—	337,067
Income tax expense (benefit)	28,091	72,814	—	(1,010)	10,621	—	110,516
Net income (loss)	$42,453	$112,968	$(21,914)	$232,433	$(139,389)	$—	$226,551

Consolidated capital expenditures	$98,540	$36,036	$407,982	$111,016	$(41,986)	$—	$611,588

As of December 31, 2022
Property and equipment, net	$1,202,937	$396,737	$1,396,884	$829,242	$16,847	$—	$3,842,647
Total assets	$2,886,242	$1,463,211	$2,026,776	$3,695,641	$19,554,236	$(25,046,118)	$4,579,988
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
(3)Includes activity related to our acquisition of an additional interest in the Kodiak oil field commencing June 9, 2022, the acquisition date. Additionally, cash consideration paid of $29.0 million is included in the Consolidated capital expenditures for the year ended December 31, 2022.

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

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$932,603	$787,297	$472,631
Acquisition of oil and gas properties	—	22,078	465,367
Proceeds on sale of assets	—	(168,703)	(6,354)
Adjustments:
Changes in capital accruals	6,732	396	(18,534)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	40,070	47,289	46,563
Capitalized interest	(138,738)	(84,343)	(46,098)
Other	9,332	7,574	10,639
Total consolidated capital expenditures	$849,999	$611,588	$924,214
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

KOSMOS ENERGY LTD.
Supplemental Oil and Gas Data (Unaudited)
Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2023, 2022 and 2021. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to independent reserve engineers for their reserves estimation process.

Net Proved Developed and Undeveloped Reserves
The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interests in Ghana, Equatorial Guinea, Mauritania, Senegal and the U.S. Gulf of Mexico.

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total Oil	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total Gas	Kosmos Total
	Oil, Condensate, NGLs (MMBbls)(4)					Natural Gas (Bcf)					(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2020(1)	68	24	—	34	127	31	11	—	27	69	139
Extensions and discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(10)	(4)	—	(6)	(20)	—	—	—	(5)	(5)	(21)
Revision in estimate(2)	10	4	8	4	26	10	—	590	5	605	127
Purchases of minerals-in-place(3)	52	—	—	—	52	27	—	—	—	27	57
Net proved developed and undeveloped reserves at December 31, 2021(1)	120	24	8	32	185	68	11	590	27	695	301
Extensions and discoveries	—	—	—	3	3	—	—	28	1	29	8
Production	(13)	(4)	—	(6)	(23)	—	—	—	(4)	(4)	(24)
Revision in estimate(2)	7	4	(1)	(2)	7	(5)	5	(1)	—	—	7
Purchases of minerals-in-place	—	—	—	1	1	—	—	—	—	—	1
Sales of minerals-in-place	(14)	—	—		(14)	(14)	—	—	—	(14)	(16)
Net proved developed and undeveloped reserves at December 31, 2022(1)	99	25	7	27	158	49	16	618	24	707	276
Extensions and discoveries	3	—	—	—	3	5	—	—	—	5	4
Production	(13)	(3)	—	(5)	(21)	(10)	(1)	—	(4)	(15)	(24)
Revision in estimate(2)	4	2	—	(1)	5	91	1	10	(2)	100	22
Purchase of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2023(1)	93	24	7	21	145	135	16	628	18	797	278

Proved developed reserves(1)
December 31, 2020	26	21	—	32	79	23	11	—	25	59	89
December 31, 2021	52	20	—	28	100	56	11	—	20	87	115
December 31, 2022	43	20	—	21	84	40	16	—	17	73	96
December 31, 2023	46	19	—	15	81	79	16	—	12	106	99
Proved undeveloped reserves(1)(5)
December 31, 2020	42	4	—	2	48	8	—	—	2	10	50
December 31, 2021	68	5	8	4	85	12	—	590	6	608	186
December 31, 2022	56	5	7	6	74	9	—	618	7	634	180
December 31, 2023	47	5	7	6	64	56	—	628	6	690	179
______________________________________

(1)The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.
(2)The revisions in estimates in 2023 are related to:
•In Ghana, Jubilee had a positive revision of 14.3 MMBbl and 125.1 Bcf primarily due to positive field performance, the addition of gas sales recognition and positive drilling results, offset by Jubilee net production of 11.2 MMBbl and 9.7 Bcf. TEN had a negative revision of 7.8 MMBbl and 28.4 Bcf primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance as well as net TEN production of 1.3 MMBbl. Overall, for the year ended December 31, 2023, Jubilee had an increase in reserves of 3.1 MMBbl and 115.3 Bcf and TEN had a decrease in reserves of 9.1 MMBbl and 28.4 Bcf. We note that the decrease in commodity prices did not result in revisions of estimates.
•In Equatorial Guinea, we had a commodity price-related reserves decrease of 0.3 MMBbl and 0.6 Bcf in Ceiba and 0.2 MMBbl and 0.3 Bcf in Okume, with an additional decrease from net production of 0.9 MMBbl and 0.5 Bcf in Ceiba and 2.3 MMBbl and 0.9 Bcf in Okume. Production performance and topsides optimization resulted in an increase of 1.5 MMBbl and 1.6 Bcf in Ceiba and an increase of 1.6 MMBbl and 0.3 Bcf in Okume. Removal of one of the wells from the development plan in Okume resulted in reserves decrease of 0.3 MMBbl. Overall, Equatorial Guinea had a decrease in reserves of 1.0 MMBbl and 0.4 Bcf.
•In Mauritania and Senegal, we had a positive revision of 9.7 Bcf due to the optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project. We also had a negative revision of 0.4 MMBbl of condensate based on the incorporation of well test results. We note that the decrease in commodity prices did not result in revisions of estimates.
•In the U.S. Gulf of Mexico, we had a negative reserves revision of 1.8 MMBbl and 2.1 Bcf due to increased watercut at Tornado, production performance at Odd Job and the results of the new well in Marmalard, in addition to commodity price effect of 0.1 MMBbl and 0.1 Bcf, and the net production of 4.9 MMBbl and 4.0 Bcf. Overall, for the year ended December 31, 2023, the U.S. Gulf of Mexico had a reserves decrease of 6.8 MMBbl and 6.2 Bcf.
The revisions in estimates in 2022 are related to:
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
•In Equatorial Guinea, we had a positive revision of 0.9 MMBbl of oil based on production performance and topsides optimization in Ceiba, offset by net production of 3.7 MMBbl. The increase in commodity prices along with the license extension in Ceiba from 2029 to 2040 and in Okume from 2034 to 2040 resulted in a positive revision of 3.2 MMBbl and 5.2 Bcf. Overall, Equatorial Guinea had an increase in reserves of 0.4 MMBbl and 5.2 Bcf.
•In Mauritania/Senegal, we had additions of 28.1 Bcf due to a field extension that resulted from drilling of production wells. We also had a 0.7 MMBbl negative revision in condensate reserves based on an updated yield estimate. We note that the increase in commodity prices did not result in revisions of estimates.
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
(4)Natural gas liquids proved reserves represent an immaterial amount of our total proved reserves. Therefore, we have aggregated natural gas liquids and crude oil/condensate reserves information.
(5)The changes in proved undeveloped reserves in 2023 are related to:
•In Ghana, we converted 21.5 MMbbl of proved undeveloped reserves to proved developed reserves during the year by the drilling of five wells in Greater Jubilee at a cost of approximately $98.0 million as well as approximately $91.3 million in subsea costs. In addition, we spent $40.5 million in drilling costs towards wells that we expect to report as converted proved undeveloped reserves in 2024. Positive drilling results during the year ended December 31, 2023 resulted in an increase in proved undeveloped reserves of 0.6 MMbbl and 0.4 Bcf. In Jubilee, the recognition of gas sales resulted in a proved undeveloped reserves increase of 56.0 Bcf and positive revision of future well forecasts based on improved performance of existing wells resulted in a proved undeveloped reserves increase of 16.7 MMbbl. Changes to the partnership’s development work scope and forecasts of planned wells in TEN resulted in proved undeveloped reserves decrease of 4.9 MMbbl and 8.7 Bcf.
•In Equatorial Guinea, during the year ended December 31, 2023, we had a proved developed reserves decrease of 0.3 MMbbl due to removal of one of the planned wells from the Okume drilling plan.
•In Mauritania/ Senegal, we had a proved undeveloped reserves increase of 9.7 Bcf due to optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project. We also had a negative revision of 0.4 MMbbl of condensate based on the testing results of the drilled wells. We spent approximately $259.8 million progressing the Greater Tortue Phase 1 development with first gas for the project targeted in the third quarter of 2024.
•In the U.S. Gulf of Mexico, we had a proved undeveloped reserves decrease of 0.9 MMbbl and 0.9 Bcf. We converted 0.6 MMbbl and 0.8 Bcf with the drilling of one well in Marmalard at a cost of $16.5 million, in addition to a negative revision of 0.2 MMbbl and 0.1 Bcf due to slight changes to the recovery of several fields. In addition, we spent approximately $49.0 million on the Odd Job subsea pump installation and approximately $67.5 million towards the development of the Winterfell Field.
The changes in proved undeveloped reserves in 2022 are related to:
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
•In Equatorial Guinea, during the year ended December 31, 2022, Equatorial Guinea had no material changes in proved undeveloped reserves.
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
•In Equatorial Guinea, during the year ended December 31, 2021, Equatorial Guinea had a PUD increase of 2.9 MMBbl related to adding a future development well and optimizing future development plans in Equatorial Guinea. We converted 1.8 MMBbl of proved undeveloped reserves to proved developed reserves during the year by drilling two wells and replacing certain subsea infrastructure at a cost of $35.6 million.
•In the U.S. Gulf of Mexico, we had a proved undeveloped reserves increase of 3.5 MMBbl of oil reserves and 6.3 Bcf of gas reserves related to adding a future development well and optimizing future development plans. We converted 1.8 MMBbl and 1.8 Bcf of gas proved undeveloped reserves to proved developed reserves through drilling of one well in Tornado at a cost of $19.0 million.
Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month based on the respective benchmark price in the period January through December 2023. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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
Capitalized Costs Related to Oil and Gas Activities
The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Other	Kosmos Total
	(In millions)
As of December 31, 2023
Unproved properties	$—	$92	$125	$192	$14	$423
Proved properties	3,769	588	1,663	1,580	$—	7,600
	3,769	680	1,788	1,772	14	8,023
Accumulated depletion	(2,733)	(256)	—	(880)	—	(3,869)
Net capitalized costs	$1,036	$424	$1,788	$892	$14	$4,154
As of December 31, 2022
Unproved properties	$—	$85	$114	$130	$13	$342
Proved properties	3,705	526	1,282	1,440	—	6,953
	3,705	611	1,396	1,570	13	7,295
Accumulated depletion	(2,502)	(214)	—	(741)	—	(3,457)
Net capitalized costs	$1,203	$397	$1,396	$829	$13	$3,838

Costs Incurred in Oil and Gas Activities
The following tables reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Other(1)	Kosmos Total
	(In millions)
Year ended December 31, 2023
Property acquisition:
Unproved	$—	$1	$—	$2	$—	$3
Proved	—	—	—	—	—	—
Exploration	1	10	3	67	6	87
Development	287	68	404	146	—	905
Total costs incurred	$288	$79	$407	$215	$6	$995
Year ended December 31, 2022
Property acquisition:
Unproved	$—	$2	$—	$19	$—	$21
Proved	—	7	—	27	—	34
Exploration	15	9	74	31	5	134
Development(3)(5)	226	37	486	17	—	766
Total costs incurred	$241	$55	$560	$94	$5	$955
Year ended December 31, 2021
Property acquisition:
Unproved	$—	$1	$—	$(2)	$(1)	$(2)
Proved(2)	718	1	—	—	—	719
Exploration	—	8	16	60	6	90
Development(4)	112	79	333	46	—	570
Total costs incurred	$830	$89	$349	$104	$5	$1,377
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

Standardized Measure for Discounted Future Net Cash Flows
The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2023. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total
	(In millions)
At December 31, 2023
Future cash inflows	$8,200	$1,928	$5,363	$1,538	$17,029
Future production costs	(1,586)	(869)	(2,725)	(297)	(5,477)
Future development and abandonment costs	(1,176)	(561)	(679)	(376)	(2,792)
Future tax expenses	(1,780)	(284)	(6)	(47)	(2,117)
Future net cash flows	3,658	214	1,953	818	6,643
10% annual discount for estimated timing of cash flows	(885)	138	(1,172)	(104)	(2,023)
Standardized measure of discounted future net cash flows	$2,773	$352	$781	$714	$4,620
At December 31, 2022
Future cash inflows	$10,076	$2,507	$6,419	$2,532	$21,534
Future production costs	(1,586)	(877)	(2,696)	(359)	(5,518)
Future development and abandonment costs	(1,395)	(610)	(753)	(489)	(3,247)
Future tax expenses	(2,399)	(465)	(340)	(190)	(3,394)
Future net cash flows	4,696	555	2,630	1,494	9,375
10% annual discount for estimated timing of cash flows	(1,394)	43	(1,498)	(365)	(3,214)
Standardized measure of discounted future net cash flows	$3,302	$598	$1,132	$1,129	$6,161
At December 31, 2021
Future cash inflows	$8,308	$1,661	$4,314	$1,981	$16,264
Future production costs	(2,079)	(621)	(2,853)	(334)	(5,887)
Future development and abandonment costs	(1,640)	(478)	(822)	(284)	(3,224)
Future tax expenses	(1,546)	(307)	(43)	(117)	(2,013)
Future net cash flows	3,043	255	596	1,246	5,140
10% annual discount for estimated timing of cash flows	(983)	37	(671)	(262)	(1,879)
Standardized measure of discounted future net cash flows	$2,060	$292	$(75)	$984	$3,261

Changes in the Standardized Measure for Discounted Cash Flows

	Ghana	Equatorial Guinea	Mauritania / Senegal	U.S. Gulf of Mexico	Total
	(In millions)
Balance at December 31, 2020	$364	$27	$—	$573	$964
Purchase of minerals in place	981	—	—	—	981
Sales and transfers 2021	(493)	(167)	—	(325)	(985)
Extensions and discoveries	—	—	—	—	—
Net changes in prices and costs	1,232	479	(75)	602	2,238
Previously estimated development costs incurred during the period	91	73	—	42	206
Net changes in development costs	(187)	(124)	—	(38)	(349)
Revisions of previous quantity estimates	367	128	—	153	648
Net changes in tax expenses	(421)	(146)	—	(74)	(641)
Accretion of discount	53	12	—	58	123
Changes in timing and other	73	10	—	(7)	76
Balance at December 31, 2021	$2,060	$292	$(75)	$984	$3,261
Purchase of minerals in place	—	—	—	47	47
Sales of minerals in place	(243)	—	—	—	(243)
Sales and transfers 2022	(1,144)	(256)	—	(442)	(1,842)
Extensions and discoveries	—	—	171	46	217
Net changes in prices and costs	2,340	422	868	673	4,303
Previously estimated development costs incurred during the period	207	28	387	59	681
Net changes in development costs	(119)	(8)	(150)	(94)	(371)
Revisions of previous quantity estimates	645	192	(9)	(117)	711
Net changes in tax expenses	(882)	(143)	(77)	(87)	(1,189)
Accretion of discount	271	52	—	106	429
Changes in timing and other	167	19	17	(46)	157
Balance at December 31, 2022	$3,302	$598	$1,132	$1,129	$6,161
Purchase of minerals in place	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—
Sales and transfers 2023	(866)	(153)	—	(271)	(1,290)
Extensions and discoveries	248	—	—	—	248
Net changes in prices and costs	(1,582)	(379)	(444)	(464)	(2,869)
Previously estimated development costs incurred during the period	277	62	260	138	737
Net changes in development costs	(25)	(19)	(178)	(44)	(266)
Revisions of previous quantity estimates	734	74	10	(112)	706
Net changes in tax expenses	179	77	95	142	493
Accretion of discount	504	93	—	130	727
Changes in timing and other	2	(1)	(94)	66	(27)
Balance at December 31, 2023	$2,773	$352	$781	$714	$4,620
______________________________________

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2023 which is included in “Item 8. Financial Statements and Supplementary Data.”
Item 9B.  Other Information
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Not applicable.

Other

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial statements
The financial statements filed as part of the Annual Report on Form 10‑K are listed in the accompanying index to consolidated financial statements in Item 8. Financial Statements and Supplementary Data.
(2)Financial statement schedules
Schedule I—Condensed Parent Company Financial Statements
Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2023, 2022 and 2021 (collectively “KEL,” the “Parent Company”), such subsidiaries may be restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
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

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$275	$2,286
Derivatives receivable - related party	—	413
Prepaid expenses and other	752	1,051
Total current assets	1,027	3,750
Investment in subsidiaries at equity	2,683,656	2,403,785
Deferred financing costs, net of accumulated amortization of $15,583 and $13,263 at December 31, 2023 and December 31, 2022, respectively	2,320	4,640
Restricted cash	305	305
Long-term deferred tax asset	12,050	461
Total assets	$2,699,358	$2,412,941
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12	$14
Accounts payable to subsidiaries	152,679	114,312
Accrued liabilities	27,650	27,500
Total current liabilities	180,341	141,826
Long-term debt, net	1,486,680	1,483,267
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 504,392,980 and 500,161,421 issued at December 31, 2023 and December 31, 2022, respectively	5,044	5,002
Additional paid-in capital	2,536,621	2,505,694
Accumulated deficit	(1,272,321)	(1,485,841)
Treasury stock, at cost, 44,263,269 shares at December 31, 2023 and 2022, respectively	(237,007)	(237,007)
Total shareholders’ equity	1,032,337	787,848
Total liabilities and shareholders’ equity	$2,699,358	$2,412,941

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Other income—related party	—	75,740	20,307
Total revenues and other income	—	75,740	20,307
Costs and expenses:
General and administrative	52,279	44,180	38,810
General and administrative recoveries—related party	(6,048)	(3,772)	79
Interest and other financing costs, net	122,773	123,247	98,649
Interest and other financing costs, net—related party	—	—	(2,446)
Derivatives, net	—	75,740	20,307
Other expenses, net	131	17	(61)
Equity in (earnings) losses of subsidiaries	(370,729)	(415,546)	(57,195)
Total costs and expenses	(201,594)	(176,134)	98,143
Income (loss) before income taxes	201,594	251,874	(77,836)
Income tax expense (benefit)	(11,926)	25,323	—
Net income (loss)	$213,520	$226,551	$(77,836)

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$213,520	$226,551	$(77,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(370,729)	(415,546)	(57,195)
Equity-based compensation	42,693	34,546	31,651
Depreciation and amortization	6,588	6,359	5,638
Deferred income taxes	(11,589)	18,034	—
Other income—related party	413	(4,353)	6,582
Change in fair value on derivatives	—	75,741	20,307
Cash settlements on derivatives	—	(70,327)	(28,363)
Loss on extinguishment of debt	—	192	4,403
Changes in assets and liabilities:
Decrease in receivables	87	306	134
(Increase) decrease in prepaid expenses and other	299	(94)	(49)
Decrease due to/from related party	37,765	33,214	218,008
Increase (decrease) in accounts payable and accrued liabilities	60	(4,159)	18,003
Net cash provided by (used in) operating activities	(80,893)	(99,536)	141,283
Investing activities
Investment in subsidiaries	90,858	104,676	(1,001,494)
Net cash provided by (used in) investing activities	90,858	104,676	(1,001,494)
Financing activities
Borrowings under long-term debt	—	—	100,000
Payments on long-term debt	—	—	(200,000)
Net proceeds from issuance of senior notes	—	—	839,375
Net proceeds from issuance of common stock	—	—	136,006
Dividends	(166)	(655)	(512)
Other financing costs	(11,810)	(8,892)	(9,131)
Net cash provided by (used in) financing activities	(11,976)	(9,547)	865,738
Net increase (decrease) in cash and cash equivalents	(2,011)	(4,407)	5,527
Cash, cash equivalents and restricted cash at beginning of period	2,591	6,998	1,471
Cash, cash equivalents and restricted cash at end of period	$580	$2,591	$6,998

Schedule II
Kosmos Energy Ltd.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2023
Allowance for credit losses	$7,011	$2,842	$(6)	$—	$9,847
Allowance for deferred tax assets	$312,727	$20,924	$—	$—	$333,651
2022
Allowance for credit losses	$5,189	$2,509	$(687)	$—	$7,011
Allowance for deferred tax assets	$318,343	$(5,616)	$—	$—	$312,727
2021
Allowance for credit losses	$5,675	$1,019	$(1,505)	$—	$5,189
Allowance for deferred tax assets	$288,288	$30,055	$—	$—	$318,343
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

KOSMOS ENERGY LTD.

Date: February 26, 2024	By:	/s/ NEAL D. SHAH
Neal D. Shah Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW G. INGLIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2024
Andrew G. Inglis

/s/ NEAL D. SHAH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Neal D. Shah

/s/ RONALD W. GLASS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Ronald W. Glass

/s/ ROY A. FRANKLIN	Director	February 26, 2024
Roy A. Franklin

/s/ DEANNA L. GOODWIN	Director	February 26, 2024
Deanna L. Goodwin

/s/ ADEBAYO O. OGUNLESI	Director	February 26, 2024
Adebayo O. Ogunlesi

/s/ STEVEN M. STERIN	Director	February 26, 2024
Steven M. Sterin

/s/ MARIA M HANSSEN	Director	February 26, 2024
Maria M. Hanssen

/s/ SIR JOHN GRANT	Director	February 26, 2024
Sir John Grant

/s/ J. MIKE STICE	Director	February 26, 2024
J. Mike Stice

INDEX OF EXHIBITS

Exhibit Number	Description of Document
Governing Documents
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K filed March 15, 2022 (File No. 001-35167), and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8‑K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
4.2	Description of the Company's Capital Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.)
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

10.15
Exploration and Production Contract between The Islamic Republic of Mauritania and BP Mauritania Investments Limited, Kosmos Energy Mauritania, and Societe Mauritanienne Des Hydrocarbures (BirAllah) dated November 7, 2022 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and incorporated herein by reference).

Equatorial Guinea
10.16
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

10.17
Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. dated March 26, 1997 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.18
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

10.21*
Amendment No. 4, dated February 1, 2019, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Kosmos-Trident Equatorial Guinea, Inc., Kosmos Equatorial Guinea, Inc., Tullow Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines and Hydrocarbons.

10.22*
Amendment No. 5, dated May 5, 2022, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Trident Equatorial Guinea, Inc., Kosmos Equatorial Guinea, Inc., Panoro Equatorial Guinea Limited, Guinea Ecuatorial de Petroleos and the Republic of Equatorial Guinea represented by the Ministry of Mines and Hydrocarbons.

10.23
Production Sharing Contract relating to Block EG-21 Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea dated October 10, 2017 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

Exhibit Number	Description of Document
10.24
Production Sharing Contract relating to Block S Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Kosmos Energy Equatorial Guinea dated October 10, 2017 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.25
Production Sharing Contract relating to Block EG-24 Offshore Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos and Ophir Equatorial Guinea (EG-24) Limited dated October 2017 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference).

10.26
Production Sharing Contract relating to Block EG-01 Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea, Guinea Ecuatorial de Petroleos, Panoro EG Exploration Limited and Kosmos Energy Equatorial Guinea dated February 17, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference).

Greater Tortue Ahmeyim
10.27††
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
10.28
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

10.29
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

10.31††
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

10.32
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

10.33
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

10.34
Indenture dated October 13, 2021 among Kosmos Energy Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed October 13, 2021 (File No. 001-35167), and incorporated herein by reference).

10.35
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

Exhibit Number	Description of Document
10.36
Supplemental Indenture dated February 25, 2022 among Kosmos Energy Ltd., the guarantors named therein and, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).

10.37
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

10.38
Amended and Restated Facility Agreement, amended as of November 23, 2022, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, Kosmos Equatorial Guinea, Inc., Kosmos International Petroleum, Inc., ABSA Bank Limited, Credit Agricole Corporate and Investment Bank, ING Belgium SA/NV, Natixis, N.B.S.A Limited, Societe Generale, London Branch, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, and SMBC Bank International PLC (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and incorporated herein by reference).

10.39
Revolving Credit Facility Agreement, amended as of November 23, 2022, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Guarantors, The Standard Bank of South Africa Limited, as Facility Agent, Crédit Agricole Corporate and Investment Bank, as Security and Intercreditor Agent, and the financial institutions listed therein, as Lenders (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and incorporated herein by reference).

10.40
Amended and Restated Facility Agreement, amended as of October 19, 2023, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, Kosmos Energy Ghana Investments, Kosmos Energy Ghana Holdings Limited, Kosmos Equatorial Guinea, Inc., Kosmos International Petroleum, Inc., ABSA Bank Limited, Credit Agricole Corporate and Investment Bank, ING Belgium SA/NV, Natixis, N.B.S.A Limited, Societe Generale, London Branch, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, and SMBC Bank International PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herin by reference).

Agreements with Shareholders and Directors
10.41
Form of Director Indemnification Agreement (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S‑1/A filed April 14, 2011 (File No. 333‑171700), and incorporated herein by reference).

10.42
Shareholders Agreement, dated as of May 10, 2011, among Kosmos Energy Ltd. and the other parties signatory thereto (filed as Exhibit 9.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and incorporated herein by reference) (the "Shareholders Agreement").

10.43
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

Management Contracts/Compensatory Plans or Arrangements
10.46†	Long Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S‑8 filed May 16, 2011 (File No. 333‑174234), and incorporated herein by reference).
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

10.49†
Long Term Incentive Plan (amended and restated as of March 27, 2018) (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed November 15, 2018 (File No. 333-207259), and incorporated herein by reference).

Exhibit Number	Description of Document
10.50†
Long Term Incentive Plan (amended and restated as of April 20, 2021) (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed June 9, 2021 (File No. 333-256933), and incorporated herein by reference).

10.51†
Long Term Incentive Plan (amended and restated as of April 25, 2023) (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed June 9, 2023 (File No. 333-272562), and incorporated herein by reference).

10.52†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S‑1/A filed March 30, 2011 (File No. 333‑171700), and incorporated herein by reference).
10.53†
Form of Restricted Stock Award Agreement (Service-Vesting) (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.54†
Form of Restricted Stock Award Agreement (Performance-Vesting) (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.55†	Form of RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.56†	Form of RSU Award Agreement (Performance-Vesting) (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).
10.57†	Form of Directors RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.58†	Form of Directors Award Agreement (Elective Shares) (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).
10.59†
Offer Letter, dated September 1, 2011, between Kosmos Energy, LLC and Jason Doughty (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.60†
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

10.62†
Offer Letter between Kosmos Energy Gulf of Mexico, LLC and Richard R. Clark dated August 3, 2018 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference).

10.63†
Kosmos Energy Ltd. Change in Control Severance Policy for U.S. Employees (amended and restated as of January 19, 2022) (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).

10.64†
Offer Letter, dated November 12, 2019, between Kosmos Energy, LLC and Ronald Glass (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference).

10.65†
Offer Letter, dated November 12, 2019, between Kosmos Energy, LLC and Neal D. Shah (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

10.66†
Kosmos Energy Deferred Compensation Plan (effective February 1, 2017) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference).

Deep Gulf Energy Acquisition
10.67
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
10.68
Share Purchase Agreement dated October 13, 2021 between Kosmos Energy Ghana Holdings Limited and Anadarko Offshore Holding Company, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 13, 2021 (File No. 001-35167), and incorporated herein by reference).

Other Exhibits

Exhibit Number	Description of Document
10.69††
Asset Sale Agreement related to Blocks 3013 and 3113 (North Cape Ultra Deep) offshore South Africa, dated September 8, 2020, between Shell Offshore Upstream South Africa B.V. and Kosmos Energy South Africa Limited (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference).

10.70††
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

10.71††
Portfolio Agreement, dated September 8, 2020, between Kosmos Energy Operating and B.V. Dordtsche Petroleum Maatschappij (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference).

10.72
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

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ryder Scott Company, L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1†*	Kosmos Energy Ltd. Financial Restatement Compensation Recoupment Policy (effective October 2, 2023).
99.1*	Report of Ryder Scott Company, L.P.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
___________________________________
*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.
† †  Certain confidential portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.