Form 10-Q
period 2024-03-31
Kosmos Energy Ltd.
filed 2024-05-07
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2024
Common Shares, $0.01 par value	471,548,508

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

“3.125% Convertible Senior Notes”	3.125% Convertible Senior Notes due 2030.
“Debt cover ratio”	The “debt cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) total long‑term debt less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.
“Developed acreage”	The number of acres that are allocated or assignable to productive wells or wells capable of production.
“Development”	The phase in which an oil or natural gas field is brought into production by drilling development wells and installing appropriate production systems.
“DST”	Drill stem test.
“Dry hole” or “Unsuccessful well”	A well that has not encountered a hydrocarbon bearing reservoir expected to produce in commercial quantities.
“DT”	Deepwater Tano.

“EBITDAX”	Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) loss on extinguishment of debt, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.
“ESG”	Environmental, social, and governance.
“ESP”	Electric submersible pump.
“E&P”	Exploration and production.
“Facility”	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).
“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
“FEED”	Front End Engineering Design.
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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GNPC”	Ghana National Petroleum Corporation.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, however, forecasted capital expenditures in relation to the additional interests in Ghana acquired in the October 2021 acquisition of Anadarko WCTP are not included, to (y) the aggregate loan amounts outstanding under the Facility.
“LIBOR”	London Interbank Offered Rate
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.

“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.

“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.
“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,323	$95,345
Restricted cash	3,285	—
Receivables	121,777	120,733
Inventories	176,243	152,054
Prepaid expenses and other	47,236	46,235
Derivatives	22	8,346
Total current assets	602,886	422,713

Property and equipment, net	4,389,404	4,160,229

Other assets:
Restricted cash	305	3,416
Long-term receivables	331,507	325,181
Deferred tax assets	4,808	3,033
Derivatives	—	1,594
Other	21,221	21,968
Total assets	$5,350,131	$4,938,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$372,449	$248,912
Accrued liabilities	278,891	302,815
Derivatives	14,073	3,103
Total current liabilities	665,413	554,830
Long-term liabilities:
Long-term debt, net	2,655,052	2,390,914
Asset retirement obligations	358,118	343,979
Deferred tax liabilities	358,377	363,918
Other long-term liabilities	241,536	252,156
Total long-term liabilities	3,613,083	3,350,967
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 515,765,812 and 504,392,980 issued at March 31, 2024 and December 31, 2023, respectively	5,158	5,044
Additional paid-in capital	2,484,119	2,536,621
Accumulated deficit	(1,180,635)	(1,272,321)
Treasury stock, at cost, 44,263,269 shares at March 31, 2024 and December 31, 2023, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,071,635	1,032,337
Total liabilities and stockholders’ equity	$5,350,131	$4,938,134
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues and other income:
Oil and gas revenue	$419,103	$394,240
Other income, net	36	(373)
Total revenues and other income	419,139	393,867
Costs and expenses:
Oil and gas production	93,618	83,936
Exploration expenses	12,060	12,000
General and administrative	28,265	29,167
Depletion, depreciation and amortization	100,928	109,374
Interest and other financing costs, net	16,448	24,568
Derivatives, net	23,822	(6,840)
Other expenses, net	2,029	2,030
Total costs and expenses	277,170	254,235
Income before income taxes	141,969	139,632
Income tax expense	50,283	56,323
Net income	$91,686	$83,309

Net income per share:
Basic	$0.20	$0.18
Diluted	$0.19	$0.17

Weighted average number of shares used to compute net income per share:
Basic	468,042	458,318
Diluted	482,096	479,326

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2024:
Balance as of December 31, 2023	504,393	$5,044	$2,536,621	$(1,272,321)	$(237,007)	$1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	7,333	—	—	7,333
Restricted stock units	11,373	114	(114)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	91,686	—	91,686
Balance as of March 31, 2024	515,766	$5,158	$2,484,119	$(1,180,635)	$(237,007)	$1,071,635

2023:
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Equity-based compensation	—	—	10,093	—	—	10,093
Restricted stock units	3,691	37	(37)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	83,309	—	83,309
Balance as of March 31, 2023	503,852	$5,039	$2,503,940	$(1,402,532)	$(237,007)	$869,440

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$91,686	$83,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	103,327	111,925
Deferred income taxes	(7,316)	(8,032)
Unsuccessful well costs and leasehold impairments	466	1,304
Change in fair value of derivatives	27,010	(2,338)
Cash settlements on derivatives, net (including $(2.9) million and $(4.2) million on commodity hedges during 2024 and 2023)	(6,194)	(11,357)
Equity-based compensation	7,328	10,093
Other	(5,708)	(2,273)
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,062)	10,275
Increase in inventories and prepaid expenses	(29,155)	(34,791)
Increase in accounts payable and accrued liabilities	92,181	45,738
Net cash provided by operating activities	272,563	203,853
Investing activities
Oil and gas assets	(314,822)	(223,685)
Notes receivable from partners	(2,528)	(15,671)
Net cash used in investing activities	(317,350)	(239,356)
Financing activities
Borrowings under long-term debt	175,000	—
Payments on long-term debt	(300,000)	(7,500)
Net proceeds from issuance of senior notes	390,430	—
Purchase of capped call transactions	(49,800)	—
Dividends	—	(165)
Other financing costs	(11,691)	(11,810)
Net cash provided by (used in) financing activities	203,939	(19,475)
Net increase (decrease) in cash, cash equivalents and restricted cash	159,152	(54,978)
Cash, cash equivalents and restricted cash at beginning of period	98,761	186,821
Cash, cash equivalents and restricted cash at end of period	$257,913	$131,843

Supplemental cash flow information
Cash paid for:
Income taxes, net of refund received	$77,309	$50,780

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The interim consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These interim consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net income, current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$254,323	$95,345
Restricted cash - current	3,285	—
Restricted cash - long-term	305	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$257,913	$98,761

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

Inventories

Inventories consisted of $148.4 million and $143.0 million of materials and supplies and $27.8 million and $9.1 million of hydrocarbons as of March 31, 2024 and December 31, 2023, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Revenue Recognition

Our oil and gas revenues are recognized when hydrocarbons have been sold to a purchaser at a fixed or determinable price, title has transferred and collection is probable. Certain revenues are based on contracts with provisional pricing and quantity optionality which contain a derivative that is separated from the host contract for accounting purposes. The host contract is the receivable from oil sales at the spot price on the date of sale. The derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month of or month after the sale.

Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues from contracts with customers:
Equatorial Guinea	$79,230	$70,197
Ghana	255,637	237,519
U.S. Gulf of Mexico	87,424	91,026
Total revenues from contracts with customers	422,291	398,742
Provisional oil sales contracts	(3,188)	(4,502)
Oil and gas revenue	$419,103	$394,240

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on disclosures.

3. Acquisitions and Divestitures

In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Tiberius area in Keathley Canyon Blocks 920 and 964 offshore U.S. Gulf of Mexico. As a result of the transaction, Kosmos’ participating interest in Tiberius is increased from 33.3% to 50.0%.

4. Receivables

Receivables consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Joint interest billings, net	29,007	35,632
Oil sales	71,741	64,958
Other current receivables	21,029	20,143
Total receivables	121,777	120,733

Long-term receivables	331,507	325,181

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1. The amount financed by Kosmos is to be repaid with interest through the national oil companies’ share of future revenues. As of March 31, 2024 and December 31, 2023, the principal balance due from the national oil companies was $261.7 million and $259.2 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of March 31, 2024 and December 31, 2023, accrued interest on the balance due from the national oil companies was $42.0 million and $37.3 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $4.6 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively.

In August 2021, BP as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO to an affiliate of BP Operator (“BP Buyer”) once construction is completed by Technip Energies and the Greater Tortue FPSO has been commissioned (the “FPSO Handover”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. Delivery of the Greater Tortue FPSO to BP Buyer will occur upon the FPSO Handover, with the lease to BP Operator becoming effective on the same date, currently targeted to be in the third quarter of 2024.

In Ghana, the foreign contractor group funded GNPC’s 5% share of TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of March 31, 2024 and December 31, 2023, the long-term portions of joint interest billing receivables due from GNPC for the TEN Fields development costs were $27.8 million and $28.7 million.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Oil and gas properties:
Proved properties	$7,903,273	$7,600,252
Unproved properties	441,837	423,050
Total oil and gas properties	8,345,110	8,023,302
Accumulated depletion	(3,961,140)	(3,868,946)
Oil and gas properties, net	4,383,970	4,154,356

Other property	65,377	65,095
Accumulated depreciation	(59,943)	(59,222)
Other property, net	5,434	5,873

Property and equipment, net	$4,389,404	$4,160,229

We recorded depletion expense of $92.2 million and $101.6 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, additions to our proved properties primarily related to continued infill development in the Jubilee Field in Ghana, continued progress on the development of the Greater Tortue Ahmeyim project in Mauritania/Senegal, and the Winterfell development project and Odd Job Field subsea pump installation in the U.S. Gulf of Mexico.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the three months ended March 31, 2024.

March 31, 2024
(In thousands)
Beginning balance	$211,959
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,312
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$217,271

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2024	December 31, 2023
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$56,284	$54,274
Exploratory well costs capitalized for a period of one to three years	—	—
Exploratory well costs capitalized for a period of four to seven years	160,987	157,685
Ending balance	$217,271	$211,959
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of March 31, 2024, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. The Yakaar and Teranga discoveries are being analyzed as a joint development. During 2024, we have continued progressing appraisal studies and maturing concept design. Following additional evaluation, a final investment decision for the development of the project is expected to be made.

Asam Discovery — In October 2019, we drilled the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. The discovery was subsequently named Asam. In July 2020, an appraisal work program was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and the appraisal work program is currently ongoing to integrate all available data into models to establish the scale of the discovered resource and evaluate the optimum development solution. During the fourth quarter of 2022, we received approval from the Government of Equatorial Guinea to enter the second sub-period phase of the Block S exploration license with a scheduled expiration in December 2024. Additionally, in December 2022 the Asam Field appraisal report was submitted to the Government of Equatorial Guinea. During 2024, studies and concept design continued to progress. Following additional evaluation, a decision regarding commerciality is expected to be made.

7. Debt

	March 31, 2024	December 31, 2023
	(In thousands)
Outstanding debt principal balances:
Facility	$800,000	$925,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,700,000	2,425,000
Unamortized deferred financing costs and discounts	(44,948)	(34,086)
Long-term debt, net	$2,655,052	$2,390,914

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. In October 2023, during the Fall 2023 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.25 billion and as of March 31, 2024, the undrawn availability under the Facility was $450.0 million. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea.

In April 2024, in conjunction with the spring borrowing base redetermination, the Company agreed to an amendment and restatement of the Facility. The amendment includes the following material changes: an increase in the Facility size to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size of approximately $1.35 billion is capped by total commitments of approximately $1.2 billion. As part of the amendment, the Company estimates approximately $22.0 million for loss on extinguishment of debt during the second quarter of 2024.
As amended, interest on the Facility is the aggregate of the applicable margin (4.00% to 5.50%, depending on the length of time that has passed from the date the Facility was entered into), plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835 — Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.

The Facility provides a revolving credit and letter of credit facility. As of March 31, 2024, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2024 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024.
In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to approximately $165 million. All of the commitments that were cancelled (either in full or in part) under the Corporate Revolver were transferred to the Facility as part of the amendment and restatement. There is no change to the final maturity date of December 31, 2024.

The Company capitalized $6.1 million of deferred financing costs associated with entering into the revolving credit facility in March 2022, which is being amortized over the term of the new revolving credit facility. Interest on the Corporate Revolver is the aggregate of a 7.0% margin, the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published and a credit adjustment spread. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn portion of the total commitments. Commitment fees for the lenders are equal to 30% per annum of the respective margin when a commitment is available for utilization.
We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2024 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees.

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes. The 7.125% Senior Notes contain customary cross default provisions.

7.750% Senior Notes due 2027
In October 2021, the Company issued $400.0 million of 7.750% Senior Notes and received net proceeds of approximately $395.0 million after deducting fees.
The 7.750% Senior Notes mature on May 1, 2027. Interest is payable in arrears each May 1 and November 1, commencing on May 1, 2022. The 7.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.125% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes. The 7.750% Senior Notes contain customary cross default provisions.
7.500% Senior Notes due 2028
In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately $444.4 million after deducting fees.
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests in the Anadarko WCTP acquisition, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, and the 7.125% Senior Notes, the 7.750% Senior Notes and the 3.125% Convertible Senior Notes. The 7.500% Senior Notes contain customary cross default provisions.
3.125% Convertible Senior Notes due 2030
In March 2024, the Company issued $400.0 million of 3.125% Convertible Senior Notes (the “3.125% Convertible Senior Notes”) and received net proceeds of $390.4 million after deducting fees.
The 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. Interest is payable in arrears each March 15 and September 15, commencing September 15, 2024. The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain of our existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the Corporate Revolver and the 7.125% Senior Notes, the 7.750% Senior Notes and the 7.500% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries.
Holders of the 3.125% Convertible Senior Notes may convert all or any portion of their 3.125% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 3.125% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•if we call any or all of the 3.125% Convertible Senior Notes for redemption, the 3.125% Convertible Senior Notes called (or deemed called) for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events.

On or after December 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at any time all or any portion of their 3.125% Convertible Senior Notes at the option of the holder.
The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments.
Upon conversion, we will pay cash up to the aggregate principal amount of the 3.125% Convertible Senior Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 3.125% Convertible Senior Notes being converted. The amount of cash and shares of our common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.

In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 3.125% Convertible Senior Notes in connection with such a corporate event or to convert its 3.125% Convertible Senior Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.
Other than in connection with certain tax law changes, we may not redeem the notes prior to March 22, 2027. We may redeem for cash all or any portion of the 3.125% Convertible Senior Notes, at our option, on or after March 22, 2027 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the related notice of redemption, at a redemption price equal to 100% of the principal amount of the 3.125% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We are not required to redeem or retire the 3.125% Convertible Senior Notes periodically. We may not elect to redeem less than all of the outstanding 3.125% Convertible Senior Notes unless at least $75.0 million aggregate principal amount of 3.125% Convertible Senior Notes are outstanding and not subject to redemption as of the time we send the related redemption notice. The 3.125% Convertible Senior Notes indenture contains customary terms and covenants.
The Company has recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract.
Capped Call Transactions
In connection with the issuance of the 3.125% Convertible Senior Notes, the Company used $49.8 million of the net proceeds from the issuance of the 3.125% Convertible Senior Notes to enter into capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce potential dilution to holders of our common stock upon any conversion of the 3.125% Convertible Senior Notes and/or offset any cash payments that we are required to make in excess of the principal amount of any 3.125% Convertible Senior Notes that are converted, as the case may be, with such reduction and/or offset subject to a cap.
The Capped Call Transactions have an initial cap price of $10.80 per share, which represents a premium of 100% over the last reported sale price of our common stock on March 5, 2024, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions cover, initially, the number of shares of our common stock underlying the 3.125% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 3.125% Convertible Senior Notes.
The Capped Call Transactions qualify for a derivative scope exception as they are indexed to our common stock and are not required to be accounted for as a separate derivative. Consequently, the Capped Call Transactions have been included as a net reduction to additional-paid-in-capital within stockholders’ equity in our consolidated balance sheet and do not require subsequent remeasurement.
Principal Debt Repayments

At March 31, 2024, before consideration of the Facility amendment, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2024(2)	2025	2026	2027	2028	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,700,000	$—	$175,000	$1,066,667	$608,333	$450,000	$400,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of March 31, 2024 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In April 2024, the Company agreed to an amendment and restatement of the Facility. As part of the amendment, the overall Facility size was increased from $1.25 billion to $1.35 billion. The amendment includes a three-year extension, with the Facility’s final maturity now in December 2029 extending the first repayment installment to be on April 1, 2027, rather than October 1, 2024.
(2)Represents payments for the period April 1, 2024 through December 31, 2024.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Interest expense	$54,769	$48,515
Amortization—deferred financing costs	2,399	2,551
Loss on extinguishment of debt	—	—
Capitalized interest	(42,401)	(30,203)
Deferred interest	(1,972)	(317)
Interest income	(4,641)	(4,141)
Other, net	8,294	8,163
Interest and other financing costs, net	$16,448	$24,568

Cash payments for interest totaled $30.4 million and $35.4 million for the three months ended March 31, 2024 and 2023, respectively. Capitalized interest of $42.4 million and $30.2 million for the three months ended March 31, 2024 and 2023, respectively, primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. After first gas production on the Greater Tortue Ahmeyim Phase 1 project, which is targeted in the third quarter of 2024, we will no longer capitalize interest on the project.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2024. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2024:
Apr - Dec	Three-way collars	Dated Brent	3,000	$1.31	$45.00	$70.00	$96.25
Jul - Dec	Three-way collars	Dated Brent	2,000	1.00	45.00	70.00	90.00
Apr - Jun	Two-way collars	Dated Brent	1,000	1.24	—	65.00	85.00
Apr - Dec	Two-way collars	Dated Brent	1,500	0.46	—	70.00	100.00
__________________________________

The following tables disclose the Company’s derivative instruments as of March 31, 2024 and December 31, 2023, and gain/(loss) from derivatives during the three months ended March 31, 2024 and 2023, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2024	December 31, 2023
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$22	$8,346
Provisional oil sales	Receivables: Oil sales	—	(72)
Commodity	Derivatives assets—long-term	—	1,594
Derivative liabilities:
Commodity	Derivatives liabilities—current	(14,073)	(3,103)
Commodity	Derivatives liabilities—long-term	—	—
Total derivatives not designated as hedging instruments		$(14,051)	$6,765

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2024	2023
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(3,188)	$(4,502)
Commodity	Derivatives, net	(23,822)	6,840
Total derivatives not designated as hedging instruments		$(27,010)	$2,338

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2024 and December 31, 2023, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2024
Assets:
Commodity derivatives	$—	$22	$—	$22
Provisional oil sales	—	—	—	—
Liabilities:
Commodity derivatives	—	(14,073)	—	(14,073)
Total	$—	$(14,051)	$—	$(14,051)
December 31, 2023
Assets:
Commodity derivatives	$—	$9,940	$—	$9,940
Provisional oil sales	—	(72)	—	(72)
Liabilities:
Commodity derivatives	—	(3,103)	—	(3,103)
Total	$—	$6,765	$—	$6,765

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

Debt

The following table presents the carrying values and fair values at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$647,230	$641,472	$646,912	$622,824
7.750% Senior Notes	396,935	395,704	396,718	374,764
7.500% Senior Notes	446,481	436,478	446,291	412,461
3.125% Convertible Senior Notes	390,521	439,632	—	—
Facility	800,000	800,000	925,000	925,000
Total	$2,681,167	$2,713,286	$2,414,921	$2,335,049

The carrying values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes and 3.125% Convertible Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes and 3.125% Convertible Senior Notes are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying value of the Facility approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

During the three months ended March 31, 2024 and 2023, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $7.3 million and $10.1 million during the three months ended March 31, 2024 and 2023, respectively. The total tax benefit for the three months ended March 31, 2024 and 2023 was $1.1 million and $1.8 million, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $(9.6) million and $(2.7) million for the three months ended March 31, 2024 and 2023, respectively. The fair value of awards vested during the three months ended March 31, 2024 and 2023 was $80.2 million and $41.0 million, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of March 31, 2024:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2023	4,710	$5.77	12,370	$6.59
Granted(1)	4,018	6.39	6,102	8.65
Forfeited(1)	(241)	6.25	(371)	9.54
Vested	(3,731)	2.71	(9,279)	3.91
Outstanding at March 31, 2024	4,756	6.47	8,822	9.06
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

As of March 31, 2024, total equity-based compensation to be recognized on unvested restricted stock units is $56.7 million over a weighted average period of 2.15 years. At March 31, 2024, the Company had approximately 10.7 million shares that remain available for issuance under the LTIP.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $13.06 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 105.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 4.1%.

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

Income before income taxes is composed of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
United States	$(34,412)	$(24,594)
Foreign	176,381	164,226
Income before income taxes	$141,969	$139,632

For the three months ended, March 31, 2024 and 2023, our effective tax rate was 35% and 40%, respectively. For the three months ended March 31, 2024 and 2023, our overall effective tax rates were impacted by:

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

12. Net Income Per Share

The following table is a reconciliation between net income and the amounts used to compute basic and diluted net income per share and the weighted average shares outstanding used to compute basic and diluted net income per share. Potentially dilutive securities include shares issuable upon conversion of our 3.125% Convertible Senior Notes using the if-converted method and restricted stock units awards under our equity-based compensation plan.

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$91,686	$83,309
Denominator:
Weighted average number of shares outstanding:
Basic	468,042	458,318
Restricted stock units(1)	14,054	21,008
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—
Diluted	482,096	479,326
Net income per share:
Basic	$0.20	$0.18
Diluted	$0.19	$0.17
__________________________________
(1)We excluded restricted stock units of 3.8 million and 1.1 million for the three months ended March 31, 2024 and 2023 from the computations of diluted net income per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of March 31, 2024, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 7 - Debt”. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

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

In April 2024, a Decommissioning Trust agreement with the Jubilee unit partners to cash fund future retirement obligations associated with the Jubilee Field was finalized. The total commitment is currently estimated to be approximately $143.8 million, net to Kosmos, which will be funded annually by Kosmos over an estimated 13 year period. The contributions will be accounted for as trading securities and reported as a long-term investment in our consolidated balance sheet and as operating activities in our statement of cash flows.

Performance Obligations

As of March 31, 2024 and December 31, 2023, the Company had performance and supplemental bonds totaling $173.5 million and $194.1 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued liabilities:
Exploration, development and production	$76,667	$90,054
Revenue payable	16,026	20,506
Current asset retirement obligations	1,358	2,808
General and administrative expenses	19,003	29,766
Interest	53,230	36,410
Income taxes	99,465	111,212
Taxes other than income	1,005	1,029
Derivatives	1,086	1,372
Other	11,051	9,658
	$278,891	$302,815

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the three months ended March 31, 2024:

March 31, 2024
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$346,786
Liabilities incurred during period	6,125
Liabilities settled during period	(603)
Revisions in estimated retirement obligations	(845)
Accretion expense	8,013
Ending asset retirement obligations	$359,476

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Loss on disposal of inventory	$132	$235
(Gain) loss on asset retirement obligations liability settlements	(846)	115
Other, net	2,743	1,680
Other expenses, net	$2,029	$2,030

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2024, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2024
Revenues and other income:
Oil and gas revenue	$252,144	$79,535	$—	$87,424	$—	$—	$419,103
Other income, net	—	—	—	510	65,742	(66,216)	36
Total revenues and other income	252,144	79,535	—	87,934	65,742	(66,216)	419,139
Costs and expenses:
Oil and gas production	18,047	41,025	—	34,546	—	—	93,618
Exploration expenses	(59)	1,186	5,176	4,887	870	—	12,060
General and administrative	3,589	1,541	3,165	5,858	56,506	(42,394)	28,265
Depletion, depreciation and amortization	48,288	14,594	223	37,458	365	—	100,928
Interest and other financing costs, net(1)	13,268	(795)	(35,832)	(4,092)	43,899	—	16,448
Derivatives, net	—	—	—	—	23,822	—	23,822
Other expenses, net	23,839	(3)	1,603	306	106	(23,822)	2,029
Total costs and expenses	106,972	57,548	(25,665)	78,963	125,568	(66,216)	277,170
Income (loss) before income taxes	145,172	21,987	25,665	8,971	(59,826)	—	141,969
Income tax expense	43,545	8,426	—	80	(1,768)	—	50,283
Net income (loss)	$101,627	$13,561	$25,665	$8,891	$(58,058)	$—	$91,686

Consolidated capital expenditures, net	$64,476	$44,618	$126,574	$49,280	$1,279	$—	$286,227

As of March 31, 2024
Property and equipment, net	$1,059,280	$456,066	$1,947,602	$908,568	$17,888	$—	$4,389,404
Total assets	$3,568,629	$2,057,562	$2,836,943	$4,006,872	$24,075,457	$(31,195,332)	$5,350,131
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2023
Revenues and other income:
Oil and gas revenue	$233,250	$69,964	$—	$91,026	$—	$—	$394,240
Other income, net	(425)	—	—	1,018	27,975	(28,941)	(373)
Total revenues and other income	232,825	69,964	—	92,044	27,975	(28,941)	393,867
Costs and expenses:
Oil and gas production	29,609	29,083	—	25,244	—	—	83,936
Exploration expenses	474	2,287	4,614	3,625	1,000	—	12,000
General and administrative	4,161	1,511	2,973	5,135	51,168	(35,781)	29,167
Depletion, depreciation and amortization	57,761	13,526	195	37,514	378	—	109,374
Interest and other financing costs, net(1)	19,759	(687)	(26,102)	3,092	28,506	—	24,568
Derivatives, net	—	—	—	—	(6,840)	—	(6,840)
Other expenses, net	(6,559)	(430)	1,205	1,123	(149)	6,840	2,030
Total costs and expenses	105,205	45,290	(17,115)	75,733	74,063	(28,941)	254,235
Income (loss) before income taxes	127,620	24,674	17,115	16,311	(46,088)	—	139,632
Income tax expense	45,399	9,585	—	840	499	—	56,323
Net income (loss)	$82,221	$15,089	$17,115	$15,471	$(46,587)	$—	$83,309

Consolidated capital expenditures, net	$65,921	$7,132	$103,063	$28,681	$1,636	$—	$206,433

As of March 31, 2023
Property and equipment, net	$1,214,350	$391,193	$1,524,681	$819,031	$16,923	$—	$3,966,178
Total assets	$2,949,145	$1,483,647	$2,203,328	$3,759,471	$20,079,196	$(25,776,642)	$4,698,145
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$314,822	$223,685
Adjustments:
Changes in capital accruals	(2,148)	1,484
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	11,594	10,696
Capitalized interest	(42,401)	(30,203)
Other	4,360	771
Total consolidated capital expenditures, net	$286,227	$206,433
______________________________________
(1)Unsuccessful well costs and leasehold impairments are included in oil and gas assets when incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2023, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Globally, the impacts of Russia’s war in Ukraine, potential instability in the Middle East, a potential recession, inflationary pressures and other varying macroeconomic conditions have impacted supply and demand for oil and gas, which also has resulted in variability in oil and gas prices. The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on these commodity prices.

Recent Developments

Corporate

In March 2024, the Company issued $400.0 million of 3.125% Convertible Senior Notes and received net proceeds of $390.4 million after deducting fees. The 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments.

In connection with the issuance of the 3.125% Convertible Senior Notes, the Company used $49.8 million of the net proceeds from the issuance of the 3.125% Convertible Senior Notes to enter into the Capped Call Transactions. The Capped Call Transactions are generally expected to reduce potential dilution to holders of our common stock upon any conversion of the 3.125% Convertible Senior Notes and/or offset any cash payments that we are required to make in excess of the principal amount of any 3.125% Convertible Senior Notes that are converted, as the case may be, with such reduction and/or offset subject to a cap.

In April 2024, in conjunction with the spring borrowing base redetermination, the Company agreed to an amendment and restatement of the Facility. As amended, the Facility size is approximately $1.35 billion (increased from $1.25 billion) with total commitments of approximately $1.2 billion. In April 2024, in connection with the amendment and restatement of the Facility, we also amended the Corporate Revolver, reducing the borrowing capacity from $250.0 million to approximately $165 million, with all of the commitments that were cancelled (either in full or in part) under the Corporate Revolver being transferred to the Facility as part of the amendment and restatement.

Ghana

During the first quarter of 2024, Ghana production averaged approximately 128,100 Boepd gross (43,800 Boepd net).

The Jubilee Field infill drilling campaign continued during the first quarter of 2024 bringing one water injection well and two production wells online during the quarter. An additional production well was brought online in April 2024, and the partnership expects to bring one additional water injection well online in the second quarter of 2024 before the rig contract is expected to conclude later in the second quarter of 2024.

During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana. This interim gas sales agreement has been extended for a further 18 months to November 2025 at a price of approximately $3.00 per MMBtu.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 14,500 Boepd net (~81% oil) for the first quarter of 2024.

The Winterfell development project continued to make progress during the first quarter of 2024 with first oil for Phase 1A of the project targeted in the second quarter of 2024 with production from the first two wells. Tieback to the Heidelberg facility was completed in April 2024 and the host facility production handling agreement and oil export agreements have been executed. The Winterfell-3 well is expected online in the second half of 2024.

The Odd Job Field subsea pump installation project continued to make progress during the first quarter of 2024 with an expected online date in the middle of 2024. The project is expected to sustain long-term production from the Odd Job Field.

In October 2023, we announced the Tiberius infrastructure-led exploration well, located in Keathley Canyon Block 964 in the Outer Wilcox play, encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. During the first quarter of 2024, Kosmos was awarded five blocks in the U.S. Gulf of Mexico Lease Sale 261, including three blocks nearby to our Tiberius discovery. In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Tiberius area in Keathley Canyon Blocks 920 and 964 offshore US. Gulf of Mexico. As a result of the transaction, Kosmos’ participating interest in Tiberius is increased from 33.3% to 50.0%. The Tiberius project continues to progress as a phased development, with project sanction expected later in 2024. Around the time of project sanction, we will look to farm down our participating interest to optimize our working interest to fit within the capital program for 2025 and beyond.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 24,400 Bopd gross (8,400 Bopd net) in the first quarter of 2024.

The Ceiba Field and Okume Complex workover and infill drilling campaign commenced in the fourth quarter of 2023, completing one production well workover. However, as a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. The partnership has now secured an alternative rig and drilling contractor to resume the drilling campaign, which is now expected to re-commence around mid-year 2024 and is planned to include the drilling and completion of two infill production wells in Block G and the drilling of the Akeng Deep ILX prospect in Block S. The partnership expects the two infill production wells online later in 2024.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

The Greater Tortue liquefied natural gas project continues to progress in the first quarter of 2024. The following milestones have been achieved:

•Drilling: The operator has successfully drilled and completed all four wells with expected production capacity significantly higher than what is required for first gas.

•Hub Terminal: Construction work is complete and Hub Terminal handed over to operations.

•FLNG: The vessel arrived on location offshore Mauritania/Senegal during the first quarter of 2024 and is now moored to the Hub Terminal. The partnership is continuing to work with the vessel operator to accelerate commissioning work.

•Subsea: The subsea workscope is progressing in line with expectations with the flowline installation now complete and final connection work ongoing.

•FPSO: Inspection and repair of the vessel’s fairleads is complete with the vessel now en route to the project site with mooring work to commence thereafter. Hookup and commissioning of the FPSO remain on the critical path to first gas, expected in the third quarter of 2024 with first LNG expected in the fourth quarter of 2024.

Yakaar and Teranga Discoveries

The Yakaar and Teranga discoveries continue to be analyzed as a joint development. The participating interests in the Cayar Offshore Profond Block are: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. Kosmos will look to farm down our working interest to approximately 25% - 33% while retaining operatorship of the project.

BirAllah and Orca Discoveries

In April 2024, the PSC covering the BirAllah and Orca discoveries offshore Mauritania expired. Kosmos continues to work closely with Mauritania’s national oil company (SMH) and the government of Mauritania to advance attractive gas opportunities in the country.

Sao Tome and Principe

In April 2024, we received approval for a twelve month extension to May 2025 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three months ended March 31, 2024 and 2023 are included in the following tables:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	4,890	4,945
Gas (MMcf)	4,336	2,761
NGL (MBbl)	88	96
Total (MBoe)	5,701	5,501
Total (Boepd)	62,645	61,124

Revenues:
Oil sales	$402,117	$388,099
Gas sales	15,138	3,866
NGL sales	1,848	2,275
Total oil and gas revenue	$419,103	$394,240

Average oil sales price per Bbl	$82.23	$78.48
Average gas sales price per Mcf	3.49	1.40
Average NGL sales price per Bbl	21.00	23.70
Average total sales price per Boe	73.52	71.67

Costs:
Oil and gas production, excluding workovers	$78,885	$82,515
Oil and gas production, workovers	14,733	1,421
Total oil and gas production costs	$93,618	$83,936

Depletion, depreciation and amortization	$100,928	$109,374

Average cost per Boe:
Oil and gas production, excluding workovers	$13.84	$15.00
Oil and gas production, workovers	2.58	0.26
Total oil and gas production costs	16.42	15.26

Depletion, depreciation and amortization	17.70	19.88
Total	$34.12	$35.14

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2024:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	4	1.54
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Okume	—	—	—	—	—	—	1	0.40
U.S. Gulf of Mexico
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	1	0.39	6	2.07	10	2.96

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$419,103	$394,240	$24,863
Other income, net	36	(373)	409
Total revenues and other income	419,139	393,867	25,272
Costs and expenses:
Oil and gas production	93,618	83,936	9,682
Exploration expenses	12,060	12,000	60
General and administrative	28,265	29,167	(902)
Depletion, depreciation and amortization	100,928	109,374	(8,446)
Interest and other financing costs, net	16,448	24,568	(8,120)
Derivatives, net	23,822	(6,840)	30,662
Other expenses, net	2,029	2,030	(1)
Total costs and expenses	277,170	254,235	22,935
Income before income taxes	141,969	139,632	2,337
Income tax expense	50,283	56,323	(6,040)
Net income	$91,686	$83,309	$8,377

Oil and gas revenue.  Oil and gas revenue increased by $24.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily as a result of higher sales volumes and higher average realized oil and gas prices. We sold 5,701 MBoe at an average realized price per barrel equivalent of $73.52 during the three months ended March 31, 2024 and 5,501 MBoe at an average realized price per barrel equivalent of $71.67 during the three months ended March 31, 2023.

Oil and gas production.  Oil and gas production costs increased by $9.7 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily as a result of workover costs in the U.S. Gulf of Mexico of and Equatorial Guinea.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased by $8.4 million during the three months ended March 31, 2024, as compared with the three months ended March 31, 2023 primarily as a result of a lower depletion rate per barrel on Jubilee due to an increase in reserves at the end of 2023.

Interest and other financing costs, net. Interest and other financing costs, net decreased by $8.1 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim project partially offset by an increase in interest expense due to higher interest rates.

Derivatives, net.  During the three months ended March 31, 2024 and 2023, we recorded a loss of $23.8 million and a gain of $6.8 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense (benefit). For the three months ended March 31, 2024 and 2023, changes to our effective tax rates are driven by which tax jurisdictions our income before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

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

Oil prices are historically volatile and a significant decrease in oil prices could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This volatility could also result in wide fluctuations in future oil prices, which could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position support our remaining capital program for 2024.

As such, our 2024 capital budget is based on our exploitation and production plans for Ghana, Equatorial Guinea and the U.S. Gulf of Mexico, our infrastructure-led exploration and appraisal program in the U.S. Gulf of Mexico and Equatorial Guinea, and our appraisal and development activities in the U.S. Gulf of Mexico, Mauritania and Senegal.

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

As of March 31, 2024, borrowings under the Facility totaled $800.0 million and the undrawn availability under the Facility was $450.0 million. Additionally, as of March 31, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million. In April 2024, the Company agreed to an amendment and restatement of the Facility. As part of the amendment, the overall Facility size was increased from $1.25 billion to $1.35 billion. The amended Facility size of approximately $1.35 billion is capped by total commitments of approximately $1.2 billion. The

Corporate Revolver was also amended in April 2024 in connection with the amendment and restatement of the Facility, reducing the borrowing capacity from $250.0 million to approximately $165 million, with all of the commitments that were cancelled (either in full or in part) under the Corporate Revolver being transferred to the Facility as part of the amendment and restatement.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$272,563	$203,853
Net proceeds from issuance of senior notes	390,430	—
Borrowings under long-term debt	175,000	—
	837,993	203,853
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	314,822	223,685
Notes receivable from partners	2,528	15,671
Payments on long-term debt	300,000	7,500
Capped call transactions	49,800	—
Dividends	—	165
Other financing costs	11,691	11,810
	678,841	258,831
Increase (decrease) in cash, cash equivalents and restricted cash	$159,152	$(54,978)

Net cash provided by operating activities.  Net cash provided by operating activities for the three months ended March 31, 2024 was $272.6 million compared with net cash provided by operating activities for the three months ended March 31, 2023 of $203.9 million. The increase in cash provided by operating activities in the three months ended March 31, 2024 when compared to the same period in 2023 is primarily a result of higher sales volumes and higher average oil prices for the three months ended March 31, 2024 and changes in working capital.

The following table presents our liquidity and financial position as of March 31, 2024 and December 31, 2022:

	March 31, 2024	December 31, 2023
	(In thousands)
Borrowings under the Facility	$800,000	$925,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,700,000	2,425,000
Cash and cash equivalents	254,323	95,345
Total restricted cash	3,590	3,416
Net debt	$2,442,087	$2,326,239

Availability under the Facility(1)	$450,000	$325,000
Availability under the Corporate Revolver(1)	$250,000	$250,000
Available borrowings plus cash and cash equivalents	$954,323	$670,345
(1)In April 2024, the Company agreed to an amendment and restatement of the Facility. As part of the amendment, the overall Facility size was increased from $1.25 billion to $1.35 billion, capped by total commitments of approximately $1.2 billion. The Corporate Revolver was also amended in April 2024 in connection with the amendment and restatement of the Facility, reducing the borrowing capacity from $250.0 million to approximately $165 million, with all of the commitments that were cancelled (either in full or in part) under the Corporate Revolver being transferred to the Facility as part of the amendment and restatement.

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

•Approximately $50-$100 million related to progressing our infrastructure-led exploration and appraisal programs in the U.S. Gulf of Mexico, including Tiberius appraisal activities, and the drilling of the ILX prospect Akeng Deep in Equatorial Guinea, as well as the appraisal plans of our greater gas resources in Mauritania and Senegal, including Phase 2 of Greater Tortue Ahmeyim and Yakaar-Teranga.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana and the Ceiba Field and Okume Complex in Equatorial Guinea. As of March 31, 2024, borrowings under the Facility totaled $800.0 million and the undrawn availability under the Facility was $450.0 million.

In April 2024, in conjunction with the spring borrowing base redetermination, the Company agreed to an amendment and restatement of the Facility. The amendment includes the following material changes: an increase in the facility size to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size of approximately $1.35 billion is capped by total commitments of approximately $1.2 billion. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. As of March 31, 2024, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. We were in compliance with the financial covenants contained in the Facility as of March 31, 2024 (the most recent assessment date). The Facility contains customary cross default provisions.

Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. As of March 31, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was $250.0 million with an expiration date of December 31, 2024. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to approximately $165 million. All of the commitments that were cancelled (either in full or in part) under the Corporate Revolver were transferred to the Facility as part of the amendment and restatement. There is no change to the final maturity date of December 31, 2024.

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

 We were in compliance with the financial covenants contained in the Corporate Revolver as of March 31, 2024 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

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

The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equally in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets and the interests acquired in the Anadarko WCTP Acquisition, and on a subordinated, unsecured basis by entities that borrow under, or guarantee, our Facility.

3.125% Convertible Senior Notes due 2030
We have one series of senior convertible notes outstanding. Our 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. Interest is payable in arrears each March 15 and September 15, commencing September 15, 2024.
The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver and the Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the Corporate Revolver and the Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain of our existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the Corporate Revolver and the Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries.
Holders of the 3.125% Convertible Senior Notes may convert all or any portion of their 3.125% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 3.125% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•if we call any or all of the 3.125% Convertible Senior Notes for redemption, the 3.125% Convertible Senior Notes called (or deemed called) for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of certain specified corporate events.

On or after December 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at any time all or any portion of their 3.125% Convertible Senior Notes at the option of the holder.

The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments.

Upon conversion, we will pay cash up to the aggregate principal amount of the 3.125% Convertible Senior Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 3.125% Convertible Senior Notes being converted. The amount of cash and shares of our common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.

In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 3.125% Convertible Senior Notes in connection with such a corporate event or to convert its 3.125% Convertible Senior Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

Other than in connection with certain tax law changes, we may not redeem the notes prior to March 22, 2027. We may redeem for cash all or any portion of the 3.125% Convertible Senior Notes, at our option, on or after March 22, 2027 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the related notice of redemption, at a redemption price equal to 100% of the principal amount of the 3.125% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We are not required to redeem or retire the 3.125% Convertible Senior Notes periodically. We may not elect to redeem less than all of the outstanding 3.125% Convertible Senior Notes unless at least $75.0 million aggregate principal amount of 3.125% Convertible Senior Notes are outstanding and not subject to redemption as of the time we send the related redemption notice. The 3.125% Convertible Senior Notes indenture contains customary terms and covenants.

In connection with the issuance of the 3.125% Convertible Senior Notes, the Company entered into capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce potential dilution to holders of our common stock upon any conversion of the 3.125% Convertible Senior Notes and/or offset any cash payments that we are required to make in excess of the principal amount of any 3.125% Convertible Senior Notes that are converted, as the case may be, with such reduction and/or offset subject to a cap.

The Capped Call Transactions have an initial cap price of $10.80 per share, which represents a premium of 100% over the last reported sale price of our common stock on March 5, 2024, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions cover, initially, the number of shares of our common stock underlying the 3.125% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 3.125% Convertible Senior Notes.

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2024, before consideration of the Facility amendment, and the weighted average interest rates expected to be paid on the Facility and Corporate Revolver given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							March 31,
	2024(2)	2025	2026	2027	2028	Thereafter	Total	2024
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$650,000	$—	$—	$—	$650,000	$641,472
7.750% Senior Notes	—	—	—	400,000	—	—	400,000	395,704
7.500% Senior Notes	—	—	—	—	450,000		450,000	436,478
3.125% Convertible Senior Notes	—	—	—	—	—	400,000	400,000	439,632

Variable rate debt:
Weighted average interest rate	9.60%	8.69%	8.62%	8.84%	—%	—%
Facility(1)	$—	$175,000	$416,667	$208,333	$—	$—	$800,000	$800,000

Total principal debt repayments	$—	$175,000	$1,066,667	$608,333	$450,000	$400,000	$2,700,000
Interest & commitment fee payments on long-term debt	166,499	191,057	136,816	66,355	29,375	18,750	608,852
Operating leases(3)	3,092	4,191	4,262	4,203	3,844	2,808	22,400
Purchase obligations(4)	21,350	—	—	—	—	—	21,350
Decommissioning Trust Funds(5)	11,060	11,060	11,060	11,060	11,060	88,500	143,800
Firm transportation commitments	991	3,472	4,413	2,222	—	—	11,098
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of March 31, 2024. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In April 2024, the Company agreed to an amendment and restatement of the Facility. As part of the amendment, the overall Facility size was increased from $1.25 billion to $1.35 billion. The amendment includes a three-year extension, with the Facility’s final maturity now in December 2029 extending the first repayment installment to be on April 1, 2027, rather than October 1, 2024.
(2)Represents the period April 1, 2024 through December 31, 2024.
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
(5)In April 2024, a Decommissioning Trust agreement with the Jubilee unit partners to cash fund future retirement obligations associated with the Jubilee Field was finalized. The total commitment is currently estimated to be approximately $143.8 million, net to Kosmos, which will be funded annually by Kosmos over an estimated 13 year period. The contributions will be accounted for as trading securities and reported as a long-term investment in our consolidated balance sheet and as operating activities in our statement of cash flows. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

We have a commitment to drill 3 development wells and one exploration well in Equatorial Guinea. We have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO which will be non-cash settled with the delivery of the Greater Tortue FPSO to BP Buyer upon commissioning of the Greater Tortue FPSO which is currently targeted to be in the third quarter of 2024. In March 2024, the current phase of the Cayar Block exploration license in Senegal was extended an additional two years to July 2026. The extended exploration phase commences in July 2024 and has a $55.0 million minimum work commitment.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $300.0 million, of which $261.7 million has been incurred through March 31, 2024, excluding accrued interest. These amounts will be repaid through the national oil companies’ share of future revenues.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and natural gas reserves, asset retirement obligations, leases and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than items discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2023.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2024:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2023	$6,765
Changes in contract fair value	(27,010)
Contract maturities	6,194
Fair value of contracts outstanding as of March 31, 2024	$(14,051)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first three months of 2024 ranged between $75.70 and $87.50 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first three months of 2024.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2024. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			March 31,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2024(1)
								(In thousands)
2024:
Apr - Dec	Three-way collars	Dated Brent	3,000	$1.31	$45.00	$70.00	$96.25	$(4,369)
Jul - Dec	Three-way collars	Dated Brent	2,000	1.00	45.00	70.00	90.00	(4,782)
Apr - Jun	Two-way collars	Dated Brent	1,000	1.24	—	65.00	85.00	(4,653)
Apr - Dec	Two-way collars	Dated Brent	1,500	0.46	—	70.00	100.00	(247)
__________________________________
(1)Fair values are based on the average forward oil prices on March 31, 2024.

At March 31, 2024, our open commodity derivative instruments were in a net liability position of $14.1 million. As of March 31, 2024, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $30.0 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $16.3 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of March 31, 2024 total $800.0 million and have a weighted average interest rate of 9.3%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $4.3 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the Tortue FPSO lease arrangement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2023.

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

Kosmos Energy Ltd.
(Registrant)

Date	May 7, 2024	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1
Indenture dated March 8, 2024 among the Company, the guarantors named therein, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2024 (File No. 001-35167), and incorporated herein by reference).

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