Form 10-Q
period 2024-06-30
Kosmos Energy Ltd.
filed 2024-08-05
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2024
Common Shares, $0.01 par value	471,816,671

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
“EBITDAX”
Net income (loss) plus (i) exploration expense, (ii) depletion, depreciation and amortization expense, (iii) equity‑based compensation expense, (iv) unrealized (gain) loss on commodity derivatives (realized losses are deducted and realized gains are added back), (v) (gain) loss on sale of oil and gas properties, (vi) interest (income) expense, (vii) income taxes, (viii) debt modifications and extinguishments, (ix) doubtful accounts expense and (x) similar other material items which management believes affect the comparability of operating results.

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

“FLNG”	Floating liquefied natural gas.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GNPC”	Ghana National Petroleum Corporation.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana and Equatorial Guinea assets, however, forecasted capital expenditures in relation to the additional interests in Ghana acquired in the October 2021 acquisition of Anadarko WCTP are not included, to (y) the aggregate loan amounts outstanding under the Facility.
“LIBOR”	London Interbank Offered Rate
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.

“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.

“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,813	$95,345
Receivables	113,124	120,733
Inventories	149,492	152,054
Prepaid expenses and other	41,202	46,235
Derivatives	—	8,346
Total current assets	477,631	422,713

Property and equipment, net	4,558,313	4,160,229

Other assets:
Restricted cash	305	3,416
Long-term receivables	328,533	325,181
Deferred tax assets	4,757	3,033
Derivatives	—	1,594
Other	19,771	21,968
Total assets	$5,389,310	$4,938,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$345,258	$248,912
Accrued liabilities	302,903	302,815
Derivatives	6,710	3,103
Total current liabilities	654,871	554,830
Long-term liabilities:
Long-term debt, net	2,595,296	2,390,914
Asset retirement obligations	371,075	343,979
Deferred tax liabilities	370,840	363,918
Other long-term liabilities	255,337	252,156
Total long-term liabilities	3,592,548	3,350,967
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 516,006,508 and 504,392,980 issued at June 30, 2024 and December 31, 2023, respectively	5,160	5,044
Additional paid-in capital	2,494,603	2,536,621
Accumulated deficit	(1,120,865)	(1,272,321)
Treasury stock, at cost, 44,263,269 shares at June 30, 2024 and December 31, 2023, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,141,891	1,032,337
Total liabilities and stockholders’ equity	$5,389,310	$4,938,134
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues and other income:
Oil and gas revenue	$450,900	$273,255	$870,003	$667,495
Other income, net	36	60	72	(313)
Total revenues and other income	450,936	273,315	870,075	667,182
Costs and expenses:
Oil and gas production	150,733	63,579	244,351	147,515
Exploration expenses	13,235	11,015	25,295	23,015
General and administrative	25,161	23,444	53,426	52,611
Depletion, depreciation and amortization	90,094	89,913	191,022	199,287
Interest and other financing costs, net	37,279	24,371	53,727	48,939
Derivatives, net	(2,852)	3,031	20,970	(3,809)
Other expenses, net	2,162	4,779	4,191	6,809
Total costs and expenses	315,812	220,132	592,982	474,367
Income before income taxes	135,124	53,183	277,093	192,815
Income tax expense	75,354	29,838	125,637	86,161
Net income	$59,770	$23,345	$151,456	$106,654

Net income per share:
Basic	$0.13	$0.05	$0.32	$0.23
Diluted	$0.12	$0.05	$0.32	$0.22

Weighted average number of shares used to compute net income per share:
Basic	471,599	459,984	469,821	459,155
Diluted	480,172	479,016	479,824	478,902

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2024:
Balance as of December 31, 2023	504,393	$5,044	$2,536,621	$(1,272,321)	$(237,007)	$1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	7,333	—	—	7,333
Restricted stock units	11,373	114	(114)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	91,686	—	91,686
Balance as of March 31, 2024	515,766	5,158	2,484,119	(1,180,635)	(237,007)	1,071,635
Equity-based compensation	—	—	10,487	—	—	10,487
Restricted stock units	241	2	(2)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	59,770	—	59,770
Balance as of June 30, 2024	516,007	$5,160	$2,494,603	$(1,120,865)	$(237,007)	$1,141,891

2023:
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Equity-based compensation	—	—	10,093	—	—	10,093
Restricted stock units	3,691	37	(37)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	83,309	—	83,309
Balance as of March 31, 2023	503,852	$5,039	$2,503,940	$(1,402,532)	$(237,007)	$869,440
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	11,121	—	—	11,121
Restricted stock awards and units	493	4	(4)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	23,345	—	23,345
Balance as of June 30, 2023	504,345	$5,043	$2,515,055	$(1,379,187)	$(237,007)	$903,904

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$151,456	$106,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	195,677	204,368
Deferred income taxes	5,199	(9,029)
Unsuccessful well costs and leasehold impairments	2,685	1,313
Change in fair value of derivatives	21,106	(220)
Cash settlements on derivatives, net (including $(7.4) million and $(8.2) million on commodity hedges during 2024 and 2023)	(7,366)	(10,632)
Equity-based compensation	17,815	21,198
Debt modifications and extinguishments	22,531	—
Other	(11,988)	(1,474)
Changes in assets and liabilities:
Decrease in receivables	16,506	16,330
(Increase) decrease in inventories and prepaid expenses	3,653	(66,824)
Increase (decrease) in accounts payable and accrued liabilities	78,946	(39,721)
Net cash provided by operating activities	496,220	221,963
Investing activities
Oil and gas assets	(552,993)	(416,867)
Notes receivable from partners	(2,575)	(33,295)
Net cash used in investing activities	(555,568)	(450,162)
Financing activities
Borrowings under long-term debt	175,000	150,000
Payments on long-term debt	(350,000)	(7,500)
Net proceeds from issuance of senior notes	390,430	—
Purchase of capped call transactions	(49,800)	—
Dividends	—	(166)
Other financing costs	(30,925)	(11,811)
Net cash provided by financing activities	134,705	130,523
Net increase (decrease) in cash, cash equivalents and restricted cash	75,357	(97,676)
Cash, cash equivalents and restricted cash at beginning of period	98,761	186,821
Cash, cash equivalents and restricted cash at end of period	$174,118	$89,145

Supplemental cash flow information
Cash paid for:
Income taxes, net of refund received	$152,255	$145,365

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

Cash, Cash Equivalents and Restricted Cash

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$173,813	$95,345
Restricted cash - long-term	305	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$174,118	$98,761

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

Inventories

Inventories consisted of $143.9 million and $143.0 million of materials and supplies and $5.6 million and $9.1 million of hydrocarbons as of June 30, 2024 and December 31, 2023, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues from contracts with customers:
Equatorial Guinea	$36,831	$37,542	$116,061	$107,739
Ghana	334,917	143,060	590,554	380,579
U.S. Gulf of Mexico	76,100	91,740	163,524	182,766
Total revenues from contracts with customers	447,848	272,342	870,139	671,084
Provisional oil sales contracts	3,052	913	(136)	(3,589)
Oil and gas revenue	$450,900	$273,255	$870,003	$667,495

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

3. Acquisitions and Divestitures

In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Blocks 920 and 964, offshore U.S. Gulf of Mexico. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%.

4. Receivables

Receivables consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Joint interest billings, net	28,192	35,632
Oil sales	73,042	64,958
Other current receivables	11,890	20,143
Total receivables	113,124	120,733

Long-term receivables	328,533	325,181

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred through first gas production for Greater Tortue Ahmeyim Phase 1. The amount financed by Kosmos is to be repaid with interest through the national oil companies’ share of future revenues. As of June 30, 2024 and December 31, 2023, the principal balance due from the national oil companies was $261.8 million and $259.2 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of June 30, 2024 and December 31, 2023, accrued interest on the balance due from the national oil companies was $46.7 million and $37.3 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $4.7 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively, and $9.4 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively.

In August 2021, BP as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO to an affiliate of BP Operator (“BP Buyer”) once construction is completed by Technip Energies and the Greater Tortue FPSO has been commissioned (the “FPSO Handover”). The Greater Tortue FPSO will be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. Delivery of the Greater Tortue FPSO to BP Buyer will occur upon the FPSO Handover, with the lease to BP Operator becoming effective on the same date, currently targeted to be in September 2024.

In Ghana, the foreign contractor group funded GNPC’s 5% share of TEN development costs. The foreign contractor group is being reimbursed for such costs plus interest out of a portion of GNPC’s TEN production revenues. As of June 30, 2024 and December 31, 2023, the long-term portions of joint interest billing receivables due from GNPC for the TEN Fields development costs were $20.1 million and $28.7 million.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Oil and gas properties:
Proved properties	$8,113,221	$7,600,252
Unproved properties	482,460	423,050
Total oil and gas properties	8,595,681	8,023,302
Accumulated depletion	(4,042,252)	(3,868,946)
Oil and gas properties, net	4,553,429	4,154,356

Other property	65,488	65,095
Accumulated depreciation	(60,604)	(59,222)
Other property, net	4,884	5,873

Property and equipment, net	$4,558,313	$4,160,229

We recorded depletion expense of $81.1 million and $82.0 million for the three months ended June 30, 2024 and 2023, respectively, and $173.3 million and $183.6 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, additions to our proved properties primarily related to continued infill development in the Jubilee Field in Ghana, development costs associated with the Greater Tortue Ahmeyim project in Mauritania/Senegal, and the Winterfell development project and Odd Job Field subsea pump installation in the U.S. Gulf of Mexico.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the six months ended June 30, 2024.

June 30, 2024
(In thousands)
Beginning balance	$211,959
Additions to capitalized exploratory well costs pending the determination of proved reserves	16,004
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$227,963

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2024	December 31, 2023
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$63,795	$54,274
Exploratory well costs capitalized for a period of one to five years	36,396	34,775
Exploratory well costs capitalized for a period of six to ten years	127,772	122,910
Ending balance	$227,963	$211,959
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of June 30, 2024, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Asam discovery in Block S offshore Equatorial Guinea.

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

7. Debt

	June 30, 2024	December 31, 2023
	(In thousands)
Outstanding debt principal balances:
Facility	$750,000	$925,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,650,000	2,425,000
Unamortized deferred financing costs and discounts(1)	(54,704)	(34,086)
Long-term debt, net	$2,595,296	$2,390,914
(1)Includes $31.3 million and $20.8 million of unamortized deferred financing costs related to the Facility, $11.2 million and $13.3 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $12.2 million and nil of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes as of June 30, 2024 and December 31, 2023, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. In April 2024, in conjunction with the spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. The amendment includes the following material changes: an increase in the Facility size and borrowing base capacity to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size and borrowing base capacity of approximately $1.35 billion is currently capped by total commitments of approximately $1.21 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. As part of the amendment, the Company recognized a loss on debt modifications and extinguishments of approximately $22.0 million during the second quarter of 2024. As of June 30, 2024, the undrawn availability under the Facility was $455.0 million.
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

The Facility provides a revolving credit and letter of credit facility. As of June 30, 2024, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2024 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to approximately $165 million. All of the commitments that were cancelled (either in full or in part) under the Corporate Revolver were transferred to the Facility as part of the amendment and restatement. There is no change to the final maturity date of December 31, 2024. As of June 30, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was approximately $165 million with an expiration date of December 31, 2024.

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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of June 30, 2024, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.57%, including amortization of debt issuance costs.
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
Principal Debt Repayments

At June 30, 2024, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2024(2)	2025	2026	2027	2028	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,650,000	$—	$—	$650,000	$400,000	$642,130	$957,870
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of June 30, 2024 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period July 1, 2024 through December 31, 2024.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest expense	$53,168	$51,965	$107,937	$100,480
Amortization—deferred financing costs	2,256	2,530	4,655	5,081
Debt modifications and extinguishments	22,531	—	22,531	—
Capitalized interest	(41,525)	(33,688)	(83,926)	(63,891)
Deferred interest	(1,010)	670	(2,982)	353
Interest income	(6,233)	(4,445)	(10,874)	(8,586)
Other, net	8,092	7,339	16,386	15,502
Interest and other financing costs, net	$37,279	$24,371	$53,727	$48,939

Cash payments for interest totaled $61.0 million and $61.0 million for the three months ended June 30, 2024 and 2023, respectively, and $91.4 million and $96.4 million for the six months ended June 30, 2024 and 2023, respectively. Capitalized interest of $41.5 million and $33.7 million for the three months ended June 30, 2024 and 2023, respectively, and $83.9 million and $63.9 million for the six months ended June 30, 2024 and 2023, respectively, primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. We will no longer capitalize interest on the Greater Tortue Ahmeyim Phase 1 project after first gas production.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2024. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/	Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling
2024:
Jul - Dec	Three-way collars	Dated Brent	4,000	$1.15	$45.00	$70.00	$93.12
Jul - Dec	Two-way collars	Dated Brent	1,000	0.46	—	70.00	100.00
__________________________________

In July 2024, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2025 through June 2025 with a floor price of $70.00 per barrel and a ceiling price of $95.00 per barrel.

The following tables disclose the Company’s derivative instruments as of June 30, 2024 and December 31, 2023, and gain/(loss) from derivatives during the three and six months ended June 30, 2024 and 2023, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2024	December 31, 2023
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$8,346
Commodity	Derivatives assets—long-term	—	1,594
Derivative liabilities:
Commodity	Derivatives liabilities—current	(6,710)	(3,103)
Provisional oil sales	Receivables: Oil sales	(265)	(72)
Total derivatives not designated as hedging instruments		$(6,975)	$6,765

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2024	2023	2024	2023
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$3,052	$913	$(136)	$(3,589)
Commodity	Derivatives, net	2,852	(3,031)	(20,970)	3,809
Total derivatives not designated as hedging instruments		$5,904	$(2,118)	$(21,106)	$220

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2024 and December 31, 2023, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2024
Assets:
Commodity derivatives	$—	$—	$—	$—
Liabilities:
Commodity derivatives	—	(6,710)	—	(6,710)
Provisional oil sales	—	(265)	—	(265)
Total	$—	$(6,975)	$—	$(6,975)
December 31, 2023
Assets:
Commodity derivatives	$—	$9,940	$—	$9,940
Provisional oil sales	—	(72)	—	(72)
Liabilities:
Commodity derivatives	—	(3,103)	—	(3,103)
Total	$—	$6,765	$—	$6,765

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

Debt

The following table presents the carrying values and fair values at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$647,553	$642,733	$646,912	$622,824
7.750% Senior Notes	397,156	391,556	396,718	374,764
7.500% Senior Notes	446,675	429,255	446,291	412,461
3.125% Convertible Senior Notes	390,880	418,664	—	—
Facility	750,000	750,000	925,000	925,000
Total	$2,632,264	$2,632,208	$2,414,921	$2,335,049

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

During the three and six months ended June 30, 2024 and 2023, the Company did not recognize impairment of proved oil and gas properties as no impairment indicators were identified. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $10.5 million and $11.1 million during the three months ended June 30, 2024 and 2023, respectively, and $17.8 million and $21.2 million during the six months ended June 30, 2024 and 2023, respectively. The total tax benefit for the three months ended June 30, 2024 and 2023 was $1.7 million and $1.9 million, respectively, and $2.8 million and $3.7 million during the six months ended June 30, 2024 and 2023, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of nil and $(0.5) million for the three months ended June 30, 2024 and 2023, respectively, and $(9.5) million and $(3.1) million during the six months ended June 30, 2024 and 2023, respectively. The fair value of awards vested during the three months ended June 30, 2024 and 2023 was $1.4 million and $3.8 million, respectively, and $81.6 million and $44.8 million during the six months ended June 30, 2024 and 2023, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

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

The following table reflects the outstanding restricted stock units as of June 30, 2024:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2023	4,710	$5.77	12,370	$6.59
Granted(1)	4,314	6.31	6,152	8.64
Forfeited(1)	(306)	6.27	(423)	9.58
Vested	(3,966)	2.95	(9,286)	3.91
Outstanding at June 30, 2024	4,752	6.41	8,813	9.05
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

As of June 30, 2024, total equity-based compensation to be recognized on unvested restricted stock units is $47.5 million over a weighted average period of 1.96 years. At June 30, 2024, the Company had approximately 10.5 million shares that remain available for issuance under the LTIP.

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

Income before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
United States	$(40,629)	$(24,529)	$(75,042)	$(49,123)
Foreign	175,753	77,712	352,135	241,938
Income before income taxes	$135,124	$53,183	$277,093	$192,815

For the three months ended, June 30, 2024 and 2023, our effective tax rate was 56% and 56%, respectively. For the six months ended June 30, 2024 and 2023, our effective tax rate was 45% and 45%, respectively. For the three and six months ended June 30, 2024 and 2023, our overall effective tax rates were impacted by:

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$59,770	$23,345	$151,456	$106,654
Denominator:
Weighted average number of shares outstanding:
Basic	471,599	459,984	469,821	459,155
Restricted stock units(1)	8,573	19,032	10,003	19,747
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—	—	—
Diluted	480,172	479,016	479,824	478,902
Net income per share:
Basic	$0.13	$0.05	$0.32	$0.23
Diluted	$0.12	$0.05	$0.32	$0.22
__________________________________
(1)We excluded restricted stock units of 1.2 million and 1.8 million for the three months ended June 30, 2024 and 2023, respectively, and 2.8 million and 1.4 million for the six months ended June 30, 2024 and 2023, respectively from the computations of diluted net income per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of June 30, 2024, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 7 - Debt”. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

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

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $261.8 million has been incurred through June 30, 2024, excluding accrued interest.

In April 2024, a Decommissioning Trust agreement with the Jubilee unit partners to cash fund future retirement obligations associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $148.9 million, net to Kosmos, which will be funded annually by Kosmos over an estimated 13 year period. The contributions will be accounted for as trading securities and reported as a long-term investment in our consolidated balance sheet and as operating activities in our statement of cash flows.

Performance Obligations

As of June 30, 2024 and December 31, 2023, the Company had performance and supplemental bonds totaling $172.9 million and $194.1 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued liabilities:
Exploration, development and production	$111,735	$90,054
Revenue payable	12,785	20,506
Current asset retirement obligations	1,357	2,808
General and administrative expenses	20,443	29,766
Interest	51,222	36,410
Income taxes	87,357	111,212
Taxes other than income	1,578	1,029
Derivatives	924	1,372
Other	15,502	9,658
	$302,903	$302,815

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the six months ended June 30, 2024:

June 30, 2024
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$346,786
Liabilities incurred during period	10,762
Liabilities settled during period	(638)
Revisions in estimated retirement obligations	(812)
Accretion expense	16,334
Ending asset retirement obligations	$372,432

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
(Gain) loss on disposal of inventory	$(105)	$2,704	$27	$2,939
(Gain) loss on asset retirement obligations liability settlements	(2,341)	—	(3,187)	115
Other, net	4,608	2,075	7,351	3,755
Other expenses, net	$2,162	$4,779	$4,191	$6,809

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At June 30, 2024, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three Months Ended June 30, 2024
Revenues and other income:
Oil and gas revenue	$336,388	$38,412	$—	$76,100	$—	$—	$450,900
Other income, net	—	—	—	975	34,773	(35,712)	36
Total revenues and other income	336,388	38,412	—	77,075	34,773	(35,712)	450,936
Costs and expenses:
Oil and gas production	78,248	19,679	18,166	34,640	—	—	150,733
Exploration expenses	2,312	2,196	4,071	3,125	1,531	—	13,235
General and administrative	3,289	1,205	2,101	5,514	51,616	(38,564)	25,161
Depletion, depreciation and amortization	48,402	9,298	227	31,811	356	—	90,094
Interest and other financing costs, net(1)	12,528	(801)	(34,933)	(4,301)	64,786	—	37,279
Derivatives, net	—	—	—	—	(2,852)	—	(2,852)
Other expenses, net	(2,856)	(2,350)	3,627	1,012	(123)	2,852	2,162
Total costs and expenses	141,923	29,227	(6,741)	71,801	115,314	(35,712)	315,812
Income (loss) before income taxes	194,465	9,185	6,741	5,274	(80,541)	—	135,124
Income tax expense	71,165	4,138	—	—	51	—	75,354
Net income (loss)	$123,300	$5,047	$6,741	$5,274	$(80,592)	$—	$59,770

Consolidated capital expenditures	$47,188	$33,621	$84,622	$48,454	$1,531	$—	$215,416

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2024
Revenues and other income:
Oil and gas revenue	$588,532	$117,947	$—	$163,524	$—	$—	$870,003
Other income, net	1	—	—	1,485	100,514	(101,928)	72
Total revenues and other income	588,533	117,947	—	165,009	100,514	(101,928)	870,075
Costs and expenses:
Oil and gas production	96,295	60,705	18,166	69,185	—	—	244,351
Exploration expenses	2,252	3,382	9,247	8,012	2,402	—	25,295
General and administrative	6,878	2,745	5,266	11,372	108,123	(80,958)	53,426
Depletion, depreciation and amortization	96,690	23,892	451	69,269	720	—	191,022
Interest and other financing costs, net(1)	25,797	(1,595)	(70,765)	(8,393)	108,683	—	53,727
Derivatives, net	—	—	—	—	20,970	—	20,970
Other expenses, net	20,983	(2,353)	5,230	1,318	(17)	(20,970)	4,191
Total costs and expenses	248,895	86,776	(32,405)	150,763	240,881	(101,928)	592,982
Income (loss) before income taxes	339,638	31,171	32,405	14,246	(140,367)	—	277,093
Income tax expense	114,710	12,563	—	80	(1,716)	—	125,637
Net income (loss)	$224,928	$18,608	$32,405	$14,166	$(138,651)	$—	$151,456

Consolidated capital expenditures, net	$111,664	$78,240	$211,196	$97,735	$2,809	$—	$501,644

As of June 30, 2024
Property and equipment, net	$1,063,384	$483,773	$2,065,242	$928,566	$17,348	$—	$4,558,313
Total assets	$3,492,701	$2,217,658	$3,008,000	$4,052,704	$24,601,589	$(31,983,342)	$5,389,310
______________________________________
(1)    Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2023
Revenues and other income:
Oil and gas revenue	$146,850	$34,665	$—	$91,740	$—	$—	$273,255
Other income, net	—	10	—	1,067	42,940	(43,957)	60
Total revenues and other income	146,850	34,675	—	92,807	42,940	(43,957)	273,315
Costs and expenses:
Oil and gas production	21,627	14,840	—	27,112	—	—	63,579
Exploration expenses	163	1,796	3,605	3,552	1,899	—	11,015
General and administrative	3,284	1,151	1,830	4,673	53,431	(40,925)	23,444
Depletion, depreciation and amortization	42,347	8,557	207	38,449	353	—	89,913
Interest and other financing costs, net(1)	8,408	(699)	(29,547)	3,000	43,209	—	24,371
Derivatives, net	—	—	—	—	3,031	—	3,031
Other expenses, net	2,903	383	1,516	1,678	1,331	(3,032)	4,779
Total costs and expenses	78,732	26,028	(22,389)	78,464	103,254	(43,957)	220,132
Income (loss) before income taxes	68,118	8,647	22,389	14,343	(60,314)	—	53,183
Income tax expense	24,465	3,775	—	225	1,373	—	29,838
Net income (loss)	$43,653	$4,872	$22,389	$14,118	$(61,687)	$—	$23,345

Consolidated capital expenditures, net	$83,556	$17,823	$46,689	$19,639	$1,938	$—	$169,645

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2023
Revenues and other income:
Oil and gas revenue	$380,100	$104,629	$—	$182,766	$—	$—	$667,495
Other income, net	(425)	10	—	2,086	70,914	(72,898)	(313)
Total revenues and other income	379,675	104,639	—	184,852	70,914	(72,898)	667,182
Costs and expenses:
Oil and gas production	51,236	43,923	—	52,356	—	—	147,515
Exploration expenses	637	4,083	8,219	7,177	2,899	—	23,015
General and administrative	7,446	2,662	4,803	9,807	104,600	(76,707)	52,611
Depletion, depreciation and amortization	100,108	22,083	402	75,964	730	—	199,287
Interest and other financing costs, net(1)	28,167	(1,386)	(55,649)	6,092	71,715	—	48,939
Derivatives, net	—	—	—	—	(3,809)	—	(3,809)
Other expenses, net	(3,655)	(47)	2,721	2,801	1,180	3,809	6,809
Total costs and expenses	183,939	71,318	(39,504)	154,197	177,315	(72,898)	474,367
Income (loss) before income taxes	195,736	33,321	39,504	30,655	(106,401)	—	192,815
Income tax expense	69,864	13,360	—	1,065	1,872	—	86,161
Net income (loss)	$125,872	$19,961	$39,504	$29,590	$(108,273)	$—	$106,654

Consolidated capital expenditures, net	$149,478	$24,956	$149,751	$48,319	$3,574	$—	$376,078

As of June 30, 2023
Property and equipment, net	$1,262,286	$401,672	$1,599,864	$797,556	$16,443	$—	$4,077,821
Total assets	$3,198,853	$1,610,111	$2,340,829	$3,780,742	$20,248,787	$(26,371,703)	$4,807,619
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$552,993	$416,867
Adjustments:
Changes in capital accruals	7,945	1,290
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	22,610	21,702
Capitalized interest	(83,926)	(63,891)
Other	2,022	110
Total consolidated capital expenditures, net	$501,644	$376,078
______________________________________
(1)Costs related to unsuccessful exploratory wells and leaseholds that are subsequently written off to Exploration expense are included in oil and gas assets when incurred.

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

Recent Developments

Corporate

In April 2024, in conjunction with the spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. As amended, the Facility size and borrowing base capacity is approximately $1.35 billion (increased from $1.25 billion) with current total commitments of approximately $1.21 billion. In April 2024, in connection with the amendment and restatement of the Facility, we also amended the Corporate Revolver, reducing the borrowing capacity from $250.0 million to approximately $165 million, with all of the commitments that were cancelled (either in full or in part) under the Corporate Revolver being transferred to the Facility as part of the amendment and restatement.

Ghana

During the second quarter of 2024, Ghana production averaged approximately 123,400 Boepd gross (41,900 Boepd net).

The Jubilee Field infill drilling campaign continued during the second quarter of 2024 bringing one water injection well and one production well online during the quarter. The rig contract concluded in the second quarter of 2024 completing the three year infill drilling campaign in Ghana. The partnership now plans to conduct a new 4D seismic survey starting in early 2025.

During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana. This interim gas sales agreement has been extended for a further 18 months to November 2025 at a price of approximately $3.00 per MMBtu.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 11,700 Boepd net (~83% oil) for the second quarter of 2024.

In July 2024, we announced start-up of oil production at the Winterfell development in the Green Canyon area of the U.S. Gulf of Mexico (25% working interest). The Winterfell development project is a phased development with the initial two production wells of the first phase now online. The third development well was successfully drilled in the second quarter of 2024. We expect Winterfell-3 to be online by the end of the third quarter of 2024.

The Odd Job Field subsea pump installation project continued during the second quarter of 2024 and was successfully brought online in July 2024. The project is expected to sustain long-term production from the Odd Job Field.

In October 2023, we announced the Tiberius infrastructure-led exploration well, located in Keathley Canyon Block 964 in the Outer Wilcox play, encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. During the first quarter of 2024, Kosmos was awarded five blocks in the U.S. Gulf of Mexico Lease Sale 261, including three blocks nearby to our Tiberius discovery. In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Blocks 920 and 964, offshore US. Gulf of Mexico. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%. The Tiberius project continues to progress as a phased development, with a final investment decision expected later in 2024. Kosmos plans to farm down our participating interest to optimize our working interest to fit within the capital program for 2025 and beyond.

The Kodiak #3 infill well located in Mississippi Canyon was initially brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined thereafter. Recent workover operations were completed in July 2024 and successfully restored well productivity.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 24,200 Bopd gross (8,500 Bopd net) in the second quarter of 2024.

The Ceiba Field and Okume Complex workover and infill drilling campaign commenced in the fourth quarter of 2023, completing one production well workover. However, as a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. In the second quarter of 2024, the partnership secured an alternative rig and drilling contractor to resume the drilling campaign. The infill drilling campaign re-commenced in July 2024 and is now planned to include the drilling and completion of two infill production wells in Block G with both wells expected online in the fourth quarter of 2024. Following completion of the second infill well, the rig is contracted to drill the Akeng Deep ILX prospect in Block S, with results expected around the end of the year.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

The Greater Tortue liquefied natural gas project continues to make good progress. The following milestones have been achieved:

•Drilling: The operator has successfully drilled and completed the first batch of four wells with expected production capacity significantly higher than what is required for first gas.

•Hub Terminal: The Hub Terminal has been handed over to operations.

•Subsea: The subsea workscope is progressing in line with expectations with final connection work ongoing. Mechanical completion for first gas is expected in August 2024.

•FPSO: The vessel arrived on location offshore Mauritania/Senegal during the second quarter of 2024 with mooring now complete. All risers were installed in June 2024 and commissioning is ongoing with handover to operations targeted for September 2024 with first gas expected shortly thereafter.

•FLNG: The vessel arrived on location offshore Mauritania and Senegal during the first quarter of 2024 and is now moored to the Hub Terminal. The partnership is working with the vessel operator to advance commissioning work and plans to bring in a pre-commissioning cargo to accelerate the cool down of the vessel in August 2024. First LNG is expected in the fourth quarter of 2024.

Yakaar and Teranga Discoveries

The Yakaar and Teranga discoveries continue to be analyzed as a joint development. The participating interests in the Cayar Offshore Profond Block are: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. Kosmos has completed the concept development work and will now transition towards finalizing the partnership to support advancement of the project.

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

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and six months ended June 30, 2024 and 2023 are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,210	3,547	10,099	8,492
Gas (MMcf)	4,101	2,774	8,437	5,535
NGL (MBbl)	60	107	148	203
Total (MBoe)	5,954	4,116	11,653	9,618
Total (Boepd)	65,423	45,234	64,028	53,135

Revenues:
Oil sales	$435,100	$267,149	$837,217	$655,248
Gas sales	14,494	3,568	29,632	7,434
NGL sales	1,306	2,538	3,154	4,813
Total oil and gas revenue	$450,900	$273,255	$870,003	$667,495

Average oil sales price per Bbl	$83.51	$75.32	$82.90	$77.16
Average gas sales price per Mcf	3.53	1.29	3.51	1.34
Average NGL sales price per Bbl	21.77	23.72	21.31	23.71
Average total sales price per Boe	75.73	66.38	74.66	69.40

Costs:
Oil and gas production, excluding workovers	$134,281	$59,302	$213,166	$141,817
Oil and gas production, workovers	16,452	4,277	31,185	5,698
Total oil and gas production costs	$150,733	$63,579	$244,351	$147,515

Depletion, depreciation and amortization	$90,094	$89,913	$191,022	$199,287

Average cost per Boe:
Oil and gas production, excluding workovers	$22.55	$14.41	$18.29	$14.75
Oil and gas production, workovers	2.76	1.04	2.68	0.59
Total oil and gas production costs	25.31	15.45	20.97	15.34

Depletion, depreciation and amortization	15.13	21.84	16.39	20.72
Total	$40.44	$37.29	$37.36	$36.06

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2024:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Block G	—	—	—	—	—	—	1	0.40
U.S. Gulf of Mexico
Winterfell	—	—	1	0.25	—	—	—	—
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	1	0.25	6	2.07	9	2.58

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$450,900	$273,255	$177,645
Other income, net	36	60	(24)
Total revenues and other income	450,936	273,315	177,621
Costs and expenses:
Oil and gas production	150,733	63,579	87,154
Exploration expenses	13,235	11,015	2,220
General and administrative	25,161	23,444	1,717
Depletion, depreciation and amortization	90,094	89,913	181
Interest and other financing costs, net	37,279	24,371	12,908
Derivatives, net	(2,852)	3,031	(5,883)
Other expenses, net	2,162	4,779	(2,617)
Total costs and expenses	315,812	220,132	95,680
Income before income taxes	135,124	53,183	81,941
Income tax expense	75,354	29,838	45,516
Net income	$59,770	$23,345	$36,425

Oil and gas revenue.  Oil and gas revenue increased by $177.6 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 as a result of higher sales volumes primarily driven by increased production at Jubilee, timing of our international oil liftings and higher average realized oil and gas prices. We sold 5,954 MBoe at an average realized price per barrel equivalent of $75.73 during the three months ended June 30, 2024 and 4,116 MBoe at an average realized price per barrel equivalent of $66.38 during the three months ended June 30, 2023.

Oil and gas production.  Oil and gas production costs increased by $87.2 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 primarily as a result of increased sales volumes, higher production costs per barrel related to a TEN cargo lifting in Ghana, inclusion of operating costs associated with Greater Tortue Ahmeyim and workover costs in the U.S. Gulf of Mexico associated with Kodiak #3 well.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased by $0.2 million during the three months ended June 30, 2024, as compared with the three months ended June 30, 2023 primarily as a result of higher sales volumes during the quarter offset by a lower depletion rate per barrel in Ghana resulting from an increase in Jubilee reserves at the end of 2023 and a lower cost basis in our TEN Fields due to the impairment loss recorded in the year ended December 31, 2023.

Interest and other financing costs, net. Interest and other financing costs, net increased by $12.9 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 primarily as a result of a $22.0 million loss on debt modifications and extinguishments related to the amendment and restatement of the Facility during the second quarter of 2024 partially offset by increased capitalized interest related to the Greater Tortue Ahmeyim project.

Derivatives, net.  During the three months ended June 30, 2024 and 2023, we recorded a gain of $2.9 million and a loss of $3.0 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense. For the three months ended June 30, 2024 and 2023, changes to our effective tax rates are driven by which tax jurisdictions our income before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$870,003	$667,495	$202,508
Other income, net	72	(313)	385
Total revenues and other income	870,075	667,182	202,893
Costs and expenses:
Oil and gas production	244,351	147,515	96,836
Exploration expenses	25,295	23,015	2,280
General and administrative	53,426	52,611	815
Depletion, depreciation and amortization	191,022	199,287	(8,265)
Interest and other financing costs, net	53,727	48,939	4,788
Derivatives, net	20,970	(3,809)	24,779
Other expenses, net	4,191	6,809	(2,618)
Total costs and expenses	592,982	474,367	118,615
Income before income taxes	277,093	192,815	84,278
Income tax expense	125,637	86,161	39,476
Net income	$151,456	$106,654	$44,802

Oil and gas revenue.  Oil and gas revenue increased by $202.5 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily as a result of higher sales volumes primarily driven by increased production at Jubilee, timing of our international liftings and higher average realized oil and gas prices. We sold 11,653 MBoe at an average realized price per barrel equivalent of $74.66 during the six months ended June 30, 2024 and 9,618 MBoe at an average realized price per barrel equivalent of $69.40 during the six months ended June 30, 2023.

Oil and gas production.  Oil and gas production costs increased by $96.8 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily as a result of increased sales volumes, higher production costs per barrel related to a TEN cargo lifting in Ghana, inclusion of operating costs associated with Greater Tortue Ahmeyim and workover costs in the U.S. Gulf of Mexico and Equatorial Guinea.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $8.3 million during the six months ended June 30, 2024, as compared with the six months ended June 30, 2023 primarily as a result by a lower depletion rate per barrel in Ghana resulting from an increase in Jubilee reserves at the end of 2023 and a lower cost basis in our TEN Fields due to the impairment loss recorded in the year ended December 31, 2023 partially offset by higher sales volumes in the current year.

Interest and other financing costs, net.  Interest and other financing costs, net increased $4.8 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily as a result of a $22.0 million loss on debt modifications and extinguishments related to the amendment and restatement of the Facility during the second quarter of 2024 partially offset by increased capitalized interest related to the Greater Tortue Ahmeyim project.

Derivatives, net.  During the six months ended June 30, 2024 and 2023, we recorded a loss of $21.0 million and a gain of $3.8 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense. For the six months ended June 30, 2024 and 2023, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

As of June 30, 2024, borrowings under the Facility totaled $750.0 million and the undrawn availability under the Facility was $455.0 million. Additionally, as of June 30, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was approximately $165 million.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$496,220	$221,963
Net proceeds from issuance of senior notes	390,430	—
Borrowings under long-term debt	175,000	150,000
	1,061,650	371,963
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	552,993	416,867
Notes receivable from partners	2,575	33,295
Payments on long-term debt	350,000	7,500
Capped call transactions	49,800	—
Dividends	—	166
Other financing costs	30,925	11,811
	986,293	469,639
Increase (decrease) in cash, cash equivalents and restricted cash	$75,357	$(97,676)

Net cash provided by operating activities.  Net cash provided by operating activities for the six months ended June 30, 2024 was $496.2 million compared with net cash provided by operating activities for the six months ended June 30, 2023 of $222.0 million. The increase in cash provided by operating activities in the six months ended June 30, 2024 when compared to the same period in 2023 is primarily a result of higher sales volumes and higher average oil prices for the six months ended June 30, 2024 and changes in working capital.

The following table presents our liquidity and financial position as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Borrowings under the Facility	$750,000	$925,000
7.125% Senior Notes	650,000	650,000
7.750% Senior Notes	400,000	400,000
7.500% Senior Notes	450,000	450,000
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,650,000	2,425,000
Cash and cash equivalents	173,813	95,345
Total restricted cash	305	3,416
Net debt	$2,475,882	$2,326,239

Availability under the Facility	$455,000	$325,000
Availability under the Corporate Revolver	$163,750	$250,000
Available borrowings plus cash and cash equivalents	$792,563	$670,345

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

2024 Capital Program
We estimate we will spend around $750 million of capital for the year ending December 31, 2024 with the EG drilling campaign now included in our firm guidance, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $300 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend;

•Approximately $350-$400 million related to the development of Phase 1 of Greater Tortue Ahmeyim in Mauritania and Senegal and Winterfell in the U.S. Gulf of Mexico;

•Approximately $50-$100 million related to progressing our infrastructure-led exploration and appraisal programs in the U.S. Gulf of Mexico, including Tiberius appraisal activities, and the drilling of the ILX prospect Akeng Deep in Equatorial Guinea, as well as the appraisal plans of our greater gas resources in Mauritania and Senegal, including the next phase of Greater Tortue Ahmeyim and Yakaar-Teranga.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana and the Ceiba Field and Okume Complex in Equatorial Guinea. As of June 30, 2024, borrowings under the Facility totaled $750.0 million and the undrawn availability under the Facility was $455.0 million.

In April 2024, in conjunction with the spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. The amendment includes the following material changes: an increase in the Facility size and borrowing base capacity to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size and borrowing base capacity of approximately $1.35 billion is currently capped by total commitments of approximately $1.21 billion. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. As of June 30, 2024, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

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

Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to approximately $165 million. All of the commitments that were cancelled (either in full or in part) under the Corporate Revolver were transferred to the Facility as part of the amendment and restatement. There is no change to the final maturity date of December 31, 2024. As of June 30, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was approximately $165 million with an expiration date of December 31, 2024.

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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2024, and the weighted average interest rates expected to be paid on the Facility and Corporate Revolver given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							June 30,
	2024(2)	2025	2026	2027	2028	Thereafter	Total	2024
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	$650,000	$—	$—	$—	$650,000	$642,733
7.750% Senior Notes	—	—	—	400,000	—	—	400,000	391,556
7.500% Senior Notes	—	—	—	—	450,000		450,000	429,255
3.125% Convertible Senior Notes	—	—	—	—	—	400,000	400,000	418,664

Variable rate debt:
Weighted average interest rate	9.49%	8.92%	8.86%	8.89%	9.38%	9.58%
Facility(1)	$—	$—	$—	$—	$192,130	$557,870	$750,000	$750,000

Total principal debt repayments	$—	$—	$650,000	$400,000	$642,130	$957,870	$2,650,000
Interest & commitment fee payments on long-term debt	102,727	196,941	174,101	134,277	96,691	51,931	756,668
Operating leases(3)	2,064	4,192	4,263	4,203	3,844	2,808	21,374
Purchase obligations(4)	15,748	—	—	—	—	—	15,748
Decommissioning Trust Funds(5)	11,460	11,460	11,460	11,460	11,460	91,600	$148,900
Firm transportation commitments	991	3,472	4,413	2,222	—	—	11,098
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of June 30, 2024. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period July 1, 2024 through December 31, 2024.
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
(5)In April 2024, a Decommissioning Trust agreement with the Jubilee unit partners to cash fund future retirement obligations associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $148.9 million, net to Kosmos, which will be funded annually by Kosmos over an estimated 13 year period. The contributions will be accounted for as trading securities and reported as a long-term investment in our consolidated balance sheet and as operating activities in our statement of cash flows. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

We have a commitment to drill 3 development wells and one exploration well in Equatorial Guinea. We have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO which will be non-cash settled with the delivery of the Greater Tortue FPSO to BP Buyer upon commissioning of the Greater Tortue FPSO which is currently targeted to be in September 2024.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $261.8 million has been incurred through June 30, 2024, excluding accrued interest. These amounts will be repaid through the national oil companies’ share of future revenues.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2024:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2023	$6,765
Changes in contract fair value	(21,106)
Contract maturities	7,366
Fair value of contracts outstanding as of June 30, 2024	$(6,975)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first six months of 2024 ranged between $75.70 and $93.35 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first six months of 2024.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2024. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl				Asset
				Net Deferred				(Liability)
				Premium				Fair Value at
				Payable/	Sold			June 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Put	Floor	Ceiling	2024(1)
(In thousands)
2024:
Jul - Dec	Three-way collars	Dated Brent	4,000	$1.15	$45.00	$70.00	$93.12	$(6,453)
Jul - Dec	Two-way collars	Dated Brent	1,000	0.46	—	70.00	100.00	(256)
__________________________________
(1)Fair values are based on the average forward oil prices on June 30, 2024.

In July 2024, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2025 through June 2025 with a floor price of $70.00 per barrel and a ceiling price of $95.00 per barrel.
At June 30, 2024, our open commodity derivative instruments were in a net liability position of $6.7. million. As of June 30, 2024, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $14.2 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $8.1 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of June 30, 2024 total $750.0 million and have a weighted average interest rate of 9.3%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $4.0 million interest expense per year. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the Tortue FPSO lease arrangement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	August 5, 2024	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1
Amended and Restated Facility Agreement, effective April 25, 2024, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, Kosmos Energy Ghana Investments, Kosmos Energy Ghana Holdings Limited, Kosmos Energy Equatorial Guinea, Inc., Kosmos Energy International Petroleum, Inc., ABSA Bank Limited, ING Belgium SA/NV, Natixis, N.B.S.A Limited, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, ABSA Bank (Mauritius) Limited and Deutsche Bank AG, Amsterdam Branch.

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