Form 10-Q
period 2024-09-30
Kosmos Energy Ltd.
filed 2024-11-04
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Shares, $0.01 par value	471,895,480

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

“LIBOR”	London Interbank Offered Rate
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.

“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“8.750% Senior Notes”	8.750% Senior Notes due 2031.
“Shelf margin”	The path created by the change in direction of the shoreline in reaction to the filling of a sedimentary basin.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“Structural‑stratigraphic trap”	A structural‑stratigraphic trap is a combination trap with structural and stratigraphic features.

“Submarine fan”	A fan‑shaped deposit of sediments occurring in a deep water setting where sediments have been transported via mass flow, gravity induced, processes from the shallow to deep water. These systems commonly develop at the bottom of sedimentary basins or at the end of large rivers.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Three‑way fault trap”	A structural trap where at least one of the components of closure is formed by offset of rock layers across a fault.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,581	$95,345
Receivables	161,967	120,733
Inventories	154,882	152,054
Prepaid expenses and other	41,581	46,235
Derivatives	11,077	8,346
Total current assets	421,088	422,713

Property and equipment, net	4,694,435	4,160,229

Other assets:
Restricted cash	305	3,416
Long-term receivables	333,493	325,181
Deferred tax assets	4,720	3,033
Derivatives	—	1,594
Other	16,905	21,968
Total assets	$5,470,946	$4,938,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$284,954	$248,912
Accrued liabilities	277,752	302,815
Derivatives	527	3,103
Total current liabilities	563,233	554,830
Long-term liabilities:
Long-term debt, net	2,691,912	2,390,914
Derivatives	755	—
Asset retirement obligations	390,915	343,979
Deferred tax liabilities	376,885	363,918
Other long-term liabilities	250,346	252,156
Total long-term liabilities	3,710,813	3,350,967
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 516,079,940 and 504,392,980 issued at September 30, 2024 and December 31, 2023, respectively	5,161	5,044
Additional paid-in capital	2,504,637	2,536,621
Accumulated deficit	(1,075,891)	(1,272,321)
Treasury stock, at cost, 44,263,269 shares at September 30, 2024 and December 31, 2023, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,196,900	1,032,337
Total liabilities and stockholders’ equity	$5,470,946	$4,938,134
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues and other income:
Oil and gas revenue	$407,794	$526,348	$1,277,797	$1,193,843
Other income, net	37	198	109	(115)
Total revenues and other income	407,831	526,546	1,277,906	1,193,728
Costs and expenses:
Oil and gas production	133,471	138,782	377,822	286,297
Exploration expenses	14,697	10,290	39,992	33,305
General and administrative	23,298	25,120	76,724	77,731
Depletion, depreciation and amortization	120,728	132,347	311,750	331,634
Interest and other financing costs, net	22,112	25,440	75,839	74,379
Derivatives, net	(15,254)	45,971	5,716	42,162
Other expenses, net	2,227	11,055	6,418	17,864
Total costs and expenses	301,279	389,005	894,261	863,372
Income before income taxes	106,552	137,541	383,645	330,356
Income tax expense	61,578	52,356	187,215	138,517
Net income	$44,974	$85,185	$196,430	$191,839

Net income per share:
Basic	$0.10	$0.19	$0.42	$0.42
Diluted	$0.09	$0.18	$0.41	$0.40

Weighted average number of shares used to compute net income per share:
Basic	471,816	460,108	470,491	459,477
Diluted	479,190	481,099	478,701	479,738

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2024:
Balance as of December 31, 2023	504,393	$5,044	$2,536,621	$(1,272,321)	$(237,007)	$1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	7,333	—	—	7,333
Restricted stock units	11,373	114	(114)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	91,686	—	91,686
Balance as of March 31, 2024	515,766	5,158	2,484,119	(1,180,635)	(237,007)	1,071,635
Equity-based compensation	—	—	10,487	—	—	10,487
Restricted stock units	241	2	(2)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	59,770	—	59,770
Balance as of June 30, 2024	516,007	5,160	2,494,603	(1,120,865)	(237,007)	1,141,891
Equity-based compensation	—	—	10,034	—	—	10,034
Restricted stock units	73	1	(1)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	1	—	—	1
Net income	—	—	—	44,974	—	44,974
Balance as of September 30, 2024	516,080	5,161	2,504,637	(1,075,891)	(237,007)	1,196,900

2023:
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Equity-based compensation	—	—	10,093	—	—	10,093
Restricted stock units	3,691	37	(37)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	83,309	—	83,309
Balance as of March 31, 2023	503,852	$5,039	$2,503,940	$(1,402,532)	$(237,007)	$869,440
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	11,121	—	—	11,121
Restricted stock awards and units	493	4	(4)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	23,345	—	23,345
Balance as of June 30, 2023	504,345	$5,043	$2,515,055	$(1,379,187)	$(237,007)	$903,904
Equity-based compensation	—	—	10,580	—	—	10,580
Restricted stock units	28	1	(1)	—	—	—
Net income	—	—	—	85,185	—	85,185
Balance as of September 30, 2023	504,373	$5,044	$2,525,634	$(1,294,002)	$(237,007)	$999,669

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$196,430	$191,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	318,564	339,177
Deferred income taxes	11,280	(37,481)
Unsuccessful well costs and leasehold impairments	3,872	2,244
Change in fair value of derivatives	11,808	52,467
Cash settlements on derivatives, net (including $(10.0) million and $(12.3) million on commodity hedges during 2024 and 2023)	(14,754)	(21,478)
Equity-based compensation	27,849	31,778
Debt modifications and extinguishments	24,794	1,503
Other	(12,126)	2,547
Changes in assets and liabilities:
Increase in receivables	(33,304)	(5,766)
Increase in inventories and prepaid expenses	(2,320)	(49,767)
Decrease in accounts payable and accrued liabilities	(29,591)	(35,669)
Net cash provided by operating activities	502,502	471,394
Investing activities
Oil and gas assets	(772,238)	(611,914)
Notes receivable from partners	(2,575)	(46,632)
Net cash used in investing activities	(774,813)	(658,546)
Financing activities
Borrowings under long-term debt	275,000	300,000
Payments on long-term debt	(350,000)	(145,000)
Net proceeds from issuance of senior notes	885,285	—
Repurchase of senior notes	(499,515)	—
Purchase of capped call transactions	(49,800)	—
Dividends	—	(166)
Other financing costs	(35,534)	(12,345)
Net cash provided by financing activities	225,436	142,489
Net decrease in cash, cash equivalents and restricted cash	(46,875)	(44,663)
Cash, cash equivalents and restricted cash at beginning of period	98,761	186,821
Cash, cash equivalents and restricted cash at end of period	$51,886	$142,158

Supplemental cash flow information
Cash paid for:
Income taxes, net of refund received	$232,923	$212,352

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$51,581	$95,345
Restricted cash - long-term	305	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$51,886	$98,761

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

Inventories

Inventories consisted of $151.2 million and $143.0 million of materials and supplies and $3.7 million and $9.1 million of hydrocarbons as of September 30, 2024 and December 31, 2023, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenues from contracts with customers:
Equatorial Guinea	$71,267	$74,998	$187,328	$182,738
Ghana	237,725	355,098	828,279	735,675
U.S. Gulf of Mexico	103,476	102,968	267,000	285,735
Total revenues from contracts with customers	412,468	533,064	1,282,607	1,204,148
Provisional oil sales contracts	(4,674)	(6,716)	(4,810)	(10,305)
Oil and gas revenue	$407,794	$526,348	$1,277,797	$1,193,843

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

4. Receivables

Receivables consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Joint interest billings, net	53,025	35,632
Oil sales	89,975	64,958
Other current receivables	18,967	20,143
Total receivables	161,967	120,733

Long-term receivables	333,493	325,181

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred through the Commercial Production Date for Greater Tortue Ahmeyim Phase 1, as defined in the Carry Advance Agreements. The amount financed by Kosmos is to be repaid with interest through the national oil companies’ share of future revenues. As of September 30, 2024 and December 31, 2023, the principal balance due from the national oil companies was $261.8 million and $259.2 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of September 30, 2024 and December 31, 2023, accrued interest on the balance due from the national oil companies was $51.4 million and $37.3 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $4.7 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $14.0 million and $11.3 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Oil and gas properties:
Proved properties	$8,301,777	$7,600,252
Unproved properties	541,102	423,050
Total oil and gas properties	8,842,879	8,023,302
Accumulated depletion	(4,152,627)	(3,868,946)
Oil and gas properties, net	4,690,252	4,154,356

Other property	66,546	65,095
Accumulated depreciation	(62,363)	(59,222)
Other property, net	4,183	5,873

Property and equipment, net	$4,694,435	$4,160,229

We recorded depletion expense of $110.4 million and $123.5 million for the three months ended September 30, 2024 and 2023, respectively, and $283.7 million and $307.0 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, additions to our proved properties primarily related to continued infill development in the Jubilee Field in Ghana, development costs associated with the Greater Tortue Ahmeyim project in Mauritania/Senegal, the Winterfell development project and Odd Job Field subsea pump installation in the U.S. Gulf of Mexico, and infill development drilling in Block G in Equatorial Guinea.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2024.

September 30, 2024
(In thousands)
Beginning balance	$211,959
Additions to capitalized exploratory well costs pending the determination of proved reserves	26,282
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$238,241

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2024	December 31, 2023
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$54,274
Exploratory well costs capitalized for a period of one to five years	108,051	34,775
Exploratory well costs capitalized for a period of six to ten years	130,190	122,910
Ending balance	$238,241	$211,959
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	2

As of September 30, 2024, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal, the Asam discovery in Block S offshore Equatorial Guinea and the Tiberius discovery in Keathley Canyon Block 964 in the U.S. Gulf of Mexico.

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

Asam Discovery — In October 2019, we drilled the S-5 exploration well offshore Equatorial Guinea, which encountered hydrocarbon pay. The discovery was subsequently named Asam. In July 2020, an appraisal work program was approved by the government of Equatorial Guinea. The well is located within tieback range of the Ceiba FPSO and the appraisal work program is currently ongoing to integrate all available data into models to establish the scale of the discovered resource and evaluate the optimum development solution. In December 2022 the Asam Field appraisal report was submitted to the Government of Equatorial Guinea. During 2024, studies and concept design continued to progress. Following additional evaluation, a decision regarding commerciality is expected to be made. Additionally, in October 2024, Kosmos elected to enter the next phase of the Block S exploration license with a scheduled expiration in December 2025 and no well commitments. The election is subject to customary government approvals.

Tiberius Discovery — In July 2023, we spud the Tiberius infrastructure-led exploration prospect located in Block 964 of Keathley Canyon in the U.S. Gulf of Mexico, which encountered hydrocarbon pay. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. In March 2024, we completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Blocks 920 and 964, offshore U.S. Gulf of Mexico. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%. The Tiberius project is being analyzed as a phased development with discussions currently ongoing with our partner to finalize the development plan. Following additional evaluation, a final investment decision for the development of the project is expected to be made.

7. Debt

	September 30, 2024	December 31, 2023
	(In thousands)
Outstanding debt principal balances:
Facility	$850,000	$925,000
7.125% Senior Notes	250,000	650,000
7.750% Senior Notes	350,000	400,000
7.500% Senior Notes	400,274	450,000
8.750% Senior Notes	500,000	—
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,750,274	2,425,000
Unamortized deferred financing costs and discounts(1)	(58,362)	(34,086)
Long-term debt, net	$2,691,912	$2,390,914
(1)Includes $31.9 million and $20.8 million of unamortized deferred financing costs related to the Facility, $14.9 million and $13.3 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $11.6 million and nil of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes as of September 30, 2024 and December 31, 2023, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. In April 2024, in conjunction with the spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. The amendment includes the following material changes: an increase in the Facility size and borrowing base capacity to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size and borrowing base capacity of approximately $1.35 billion was capped by total commitments of approximately $1.21 billion as of June 30, 2024. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. As part of the amendment, the Company recognized a loss on debt modifications and extinguishments of approximately $22.0 million during the second quarter of 2024. In September 2024, we added two new lenders to the Facility syndicate, increasing current total commitments by approximately $145.0 million to the full Facility size and borrowing base capacity of $1.35 billion. As of September 30, 2024, borrowings under the Facility totaled $850.0 million and the undrawn availability under the Facility was $500.0 million.

In October 2024, during the Fall 2024 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.35 billion.
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

The Facility provides a revolving credit and letter of credit facility. As of September 30, 2024, we had no letters of credit issued under the Facility.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2024 (the most recent assessment date). The Facility, as amended, contains customary cross default provisions.

 Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to approximately $165 million. All of the commitments that were cancelled (either in full or in part) under the Corporate Revolver were transferred to the Facility as part of the amendment and restatement. As of September 30, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was approximately $165 million.

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
We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2024 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees.

The 7.125% Senior Notes mature on April 4, 2026. Interest is payable in arrears each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $400.0 million of the 7.125% Senior Notes pursuant to the Company’s cash tender offers for portions of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes announced on September 9, 2024 (the “Tender Offers”). The 7.125% Senior Notes contain customary cross default provisions.

7.750% Senior Notes due 2027
In October 2021, the Company issued $400.0 million of 7.750% Senior Notes and received net proceeds of approximately $395.0 million after deducting fees.
The 7.750% Senior Notes mature on May 1, 2027. Interest is payable in arrears each May 1 and November 1, commencing on May 1, 2022. The 7.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.125% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes pursuant to the Tender Offers. The 7.750% Senior Notes contain customary cross default provisions.

7.500% Senior Notes due 2028
In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately $444.4 million after deducting fees.
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's U.S. Gulf of Mexico assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, and the 7.125% Senior Notes, the 7.750% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $49.7 million of the 7.500% Senior Notes pursuant to the Tender Offers. The 7.500% Senior Notes contain customary cross default provisions.
8.750% Senior Notes due 2031
In September 2024, the Company issued $500.0 million of 8.750% Senior Notes (the “8.750% Senior Notes”) and received net proceeds of approximately $494.9 million after deducting fees. We used the net proceeds, together with cash on hand, to fund the Tender Offers and to pay expenses related to the issuance of the 8.750% Senior Notes.
The 8.750% Senior Notes mature on October 1, 2031. Interest is payable in arrears each April 1 and October 1, commencing on April 1, 2025. The 8.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 8.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company’s U.S. Gulf of Mexico assets and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes. The 8.750% Senior Notes contain customary cross default provisions.
At any time prior to October 1, 2027, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the 8.750% Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 108.750% of the outstanding principal amount of the 8.750% Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to October 1, 2027, the Company may, on any one or more occasions, redeem all or part of the 8.750% Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On and after October 1, 2027, the Company may redeem all or a part of the 8.750% Senior Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, on the notes redeemed during the twelve-month period indicated beginning on October 1 of the years indicated below:

Year	Percentage
2027	104.375%
2028	102.188%
2029 and thereafter	100.000%
We may also redeem the 8.750% Senior Notes in whole, but not in part, at any time if changes in tax laws impose certain withholding taxes on amounts payable on the 8.750% Senior Notes at a price equal to the principal amount of the 8.750% Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the 8.750% Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.
Upon the occurrence of a change of control triggering event as defined under the 8.750% Senior Notes indenture, the Company will be required to make an offer to repurchase the 8.750% Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

If we sell assets, under certain circumstances outlined in the 8.750% Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the 8.750% Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the 8.750% Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
The 8.750% Senior Notes indenture restricts the ability of the Company and its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations. Certain of these covenants will be terminated if the 8.750% Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Fitch Ratings Inc. and no default or event of default has occurred and is continuing.
3.125% Convertible Senior Notes due 2030
In March 2024, the Company issued $400.0 million of 3.125% Convertible Senior Notes (the “3.125% Convertible Senior Notes”) and received net proceeds of $390.4 million after deducting fees.
The 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. Interest is payable in arrears each March 15 and September 15, commencing September 15, 2024. The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the Corporate Revolver, the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain of our existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the Corporate Revolver and the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries.
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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of September 30, 2024, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
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
Principal Debt Repayments

At September 30, 2024, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2024(2)	2025	2026	2027	2028	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,750,274	$—	$—	$250,000	$350,000	$683,649	$1,466,625

__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of September 30, 2024 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period October 1, 2024 through December 31, 2024.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest expense	$54,530	$54,643	$162,467	$155,123
Amortization—deferred financing costs	2,159	2,462	6,814	7,543
Debt modifications and extinguishments	2,263	1,503	24,794	1,503
Capitalized interest	(42,081)	(36,029)	(126,007)	(99,920)
Deferred interest	2,571	(488)	(411)	(135)
Interest income	(5,710)	(4,793)	(16,584)	(13,379)
Other, net	8,380	8,142	24,766	23,644
Interest and other financing costs, net	$22,112	$25,440	$75,839	$74,379

Cash payments for interest totaled $42.2 million and $55.7 million for the three months ended September 30, 2024 and 2023, respectively, and $132.7 million and $150.7 million for the nine months ended September 30, 2024 and 2023, respectively. Capitalized interest of $42.1 million and $36.0 million for the three months ended September 30, 2024 and 2023, respectively, and $126.0 million and $99.9 million for the nine months ended September 30, 2024 and 2023, respectively, primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. We will no longer capitalize interest on the Greater Tortue Ahmeyim Phase 1 project after first gas production.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2024. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2024:
Oct - Dec	Three-way collars	Dated Brent	2,000	$1.15	$—	$45.00	$70.00	$93.12
Oct - Dec	Two-way collars	Dated Brent	500	0.46		—	70.00	100.00
2025:
Jan - Jun	Two-way collars	Dated Brent	2,000	0.50	—	—	70.00	95.00

__________________________________

In October 2024, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2025 through December 2025 with a floor price of $70.00 per barrel and a ceiling rice of $85.00 per barrel. In addition, we entered into Dated Brent swap contracts for 2.0 MMBbl from January 2025 through June 2025 with a weighted average fixed price of $75.48 per barrel and Dated Brent call spread contracts with a purchased price of $95.00 per barrel and a sold price of $85.00 per barrel for 2.0 MMBbl from January 2025 through June 2025, effectively reducing the ceiling on our 2025 two-way collars to $85.00 per barrel.
Interest Rate Derivative Contracts

The following table summarizes our open interest rate swaps whereby we pay a fixed rate of interest and the counterparty pays a variable SOFR-based rate as of September 30, 2024:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Fixed Rate
			(In Thousands)
Jan - Dec 2025	Swap	1-Month TERM SOFR	$500,000	3.645%
The following tables disclose the Company’s derivative instruments as of September 30, 2024 and December 31, 2023, and gain/(loss) from derivatives during the three and nine months ended September 30, 2024 and 2023, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2024	December 31, 2023
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$11,077	$8,346
Commodity	Derivatives assets—long-term	—	1,594
Derivative liabilities:
Commodity	Derivatives liabilities—current	—	(3,103)
Provisional oil sales	Receivables: Oil sales	(84)	(72)
Interest rate	Derivatives liabilities—current	(527)	—
Interest rate	Derivatives liabilities—long-term	(755)	—
Total derivatives not designated as hedging instruments		$9,711	$6,765

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2024	2023	2024	2023
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(4,674)	$(6,716)	$(4,810)	$(10,305)
Commodity	Derivatives, net	$15,254	$(45,971)	$(5,716)	$(42,162)
Interest rate	Interest expense	(1,282)	—	(1,282)	—
Total derivatives not designated as hedging instruments		$9,298	$(52,687)	$(11,808)	$(52,467)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2024 and December 31, 2023, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2024
Assets:
Commodity derivatives	$—	$11,077	$—	$11,077
Liabilities:
Commodity derivatives	—	—	—	—
Provisional oil sales	—	(84)	—	(84)
Interest rate derivatives	—	(1,282)	—	(1,282)
Total	$—	$9,711	$—	$9,711
December 31, 2023
Assets:
Commodity derivatives	$—	$9,940	$—	$9,940
Liabilities:
Commodity derivatives	—	(3,103)	—	(3,103)
Provisional oil sales	—	(72)	—	(72)
Total	$—	$6,765	$—	$6,765

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

Commodity Derivatives

Our commodity derivatives represent crude oil collars, put options and call options for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for the respective index, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for the respective index. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 8 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

Provisional Oil Sales

The value attributable to provisional oil sales derivatives is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for the respective index over the term of the pricing period designated in the sales contract and the spot price on the lifting date.

Interest Rate Derivatives
Our interest rate derivatives consist of interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable SOFR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) SOFR yield curves provided by independent third parties and corroborated with forward active market-quoted SOFR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.

Debt

The following table presents the carrying values and fair values at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$249,185	$249,032	$646,912	$622,824
7.750% Senior Notes	347,709	347,043	396,718	374,764
7.500% Senior Notes	397,493	387,878	446,291	412,461
8.750% Senior Notes	494,866	493,955	—	—
3.125% Convertible Senior Notes	391,238	374,920	—	—
Facility	850,000	850,000	925,000	925,000
Total	$2,730,491	$2,702,828	$2,414,921	$2,335,049

The carrying values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes, 8.750% Senior Notes and 3.125% Convertible Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes, 8.750% Senior Notes and 3.125% Convertible Senior Notes are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying value of the Facility approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize impairment of proved oil and gas properties. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

10. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $10.0 million and $10.6 million during the three months ended September 30, 2024 and 2023, respectively, and $27.8 million and $31.8 million during the nine months ended September 30, 2024 and 2023, respectively. The total tax benefit for the three months ended September 30, 2024 and 2023 was $1.7 million and $1.9 million, respectively, and $4.5 million and $5.6 million during the nine months ended September 30, 2024 and 2023, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of (0.1) million for the three months ended September 30, 2024 and 2023, respectively, and $(9.6) million and $(3.2) million during the nine months ended September 30, 2024 and 2023, respectively. The fair value of awards vested during the three months ended September 30, 2024 and 2023 was $0.4 million and $0.2 million, respectively, and $82.0 million and $44.9 million during the nine months ended September 30, 2024 and 2023, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

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

The following table reflects the outstanding restricted stock units as of September 30, 2024:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2023	4,710	$5.77	12,370	$6.59
Granted(1)	4,364	6.30	6,176	8.63
Forfeited(1)	(373)	6.30	(480)	9.57
Vested	(3,997)	2.96	(9,327)	3.91
Outstanding at September 30, 2024	4,704	6.41	8,739	9.07
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

As of September 30, 2024, total equity-based compensation to be recognized on unvested restricted stock units is $37.0 million over a weighted average period of 1.82 years. At September 30, 2024, the Company had approximately 10.5 million shares that remain available for issuance under the LTIP.

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

Income before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
United States	$(35,934)	$(13,425)	$(110,976)	$(62,548)
Foreign	142,486	150,966	494,621	392,904
Income before income taxes	$106,552	$137,541	$383,645	$330,356

For the three months ended, September 30, 2024 and 2023, our effective tax rate was 58% and 38%, respectively. For the nine months ended September 30, 2024 and 2023, our effective tax rate was 49% and 42%, respectively. For the three and nine months ended September 30, 2024 and 2023, our overall effective tax rates were impacted by:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$44,974	$85,185	$196,430	$191,839
Denominator:
Weighted average number of shares outstanding:
Basic	471,816	460,108	470,491	459,477
Restricted stock units(1)	7,374	20,991	8,210	20,261
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—	—	—
Diluted	479,190	481,099	478,701	479,738
Net income per share:
Basic	$0.10	$0.19	$0.42	$0.42
Diluted	$0.09	$0.18	$0.41	$0.40
__________________________________
(1)We excluded restricted stock units of 3.1 million and nil for the three months ended September 30, 2024 and 2023, respectively, and 2.8 million and nil for the nine months ended September 30, 2024 and 2023, respectively from the computations of diluted net income per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of September 30, 2024, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 7 - Debt”. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

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

As of September 30, 2024, we have a commitment to drill two development wells and one exploration well in Equatorial Guinea. One of the two development wells is currently being drilled.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $261.8 million has been incurred through September 30, 2024, excluding accrued interest.

In August 2021, BP as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO to an affiliate of BP Operator (“BP Buyer”) once construction is completed by Technip Energies and the Greater Tortue FPSO has been commissioned (the “FPSO Handover”). As of September 30, 2024, we have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO. Delivery of the Greater Tortue FPSO to BP Buyer and Handover is expected to occur in the fourth quarter of 2024. The FPSO Contract Liability will be non-cash settled against FPSO asset costs in our Consolidated Balance Sheet, reducing both assets and liabilities. The Greater Tortue FPSO will then be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. Greater Tortue FPSO lease costs will be recognized as oil and gas production expenses as incurred in our Consolidated Statement of Operations.

In April 2024, a Decommissioning Trust agreement with the Jubilee unit partners to cash fund future retirement obligations associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $148.9 million, net to Kosmos, which will be funded annually by Kosmos over an estimated 13 year period. The contributions into the trust will be invested into various securities. Those investments will be accounted for as trading securities and reported as long-term investments in our consolidated balance sheet and as operating activities in our statement of cash flows.

Performance Obligations

As of September 30, 2024 and December 31, 2023, the Company had performance and supplemental bonds totaling $172.9 million and $194.1 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our U.S. Gulf of Mexico fields.

14. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued liabilities:
Exploration, development and production	$95,255	$90,054
Revenue payable	23,722	20,506
Current asset retirement obligations	986	2,808
General and administrative expenses	25,696	29,766
Interest	54,968	36,410
Income taxes	62,187	111,212
Taxes other than income	1,388	1,029
Derivatives	844	1,372
Other	12,706	9,658
	$277,752	$302,815

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the nine months ended September 30, 2024:

September 30, 2024
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$346,786
Liabilities incurred during period	16,050
Liabilities settled during period	(810)
Revisions in estimated retirement obligations	4,949
Accretion expense	24,926
Ending asset retirement obligations	$391,901

Other Expenses, Net

Other expenses, net incurred during the period is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Loss on disposal of inventory	$125	$2,412	$152	$5,351
(Gain) loss on asset retirement obligations liability settlements	14	4,733	(3,173)	4,848
Other, net	2,088	3,910	9,439	7,665
Other expenses, net	$2,227	$11,055	$6,418	$17,864

15. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At September 30, 2024, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the U.S. Gulf of Mexico. To assess performance of the reporting segments, the Chief Operating Decision Maker reviews capital expenditures. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2024
Revenues and other income:
Oil and gas revenue	$233,348	$70,970	$—	$103,476	$—	$—	$407,794
Other income, net	—	—	—	543	23,160	(23,666)	37
Total revenues and other income	233,348	70,970	—	104,019	23,160	(23,666)	407,831
Costs and expenses:
Oil and gas production	26,955	37,237	39,685	29,594	—	—	133,471
Exploration expenses	1,413	1,881	4,633	5,380	1,390	—	14,697
General and administrative	3,004	1,282	3,301	3,725	50,905	(38,919)	23,298
Depletion, depreciation and amortization	47,919	15,003	233	56,496	1,077	—	120,728
Interest and other financing costs, net(1)	13,408	(810)	(37,043)	(2,309)	48,866	—	22,112
Derivatives, net	—	—	—	—	(15,254)	—	(15,254)
Other expenses, net	(15,166)	157	881	1,040	62	15,253	2,227
Total costs and expenses	77,533	54,750	11,690	93,926	87,046	(23,666)	301,279
Income (loss) before income taxes	155,815	16,220	(11,690)	10,093	(63,886)	—	106,552
Income tax expense	55,350	6,455	—	564	(791)	—	61,578
Net income (loss)	$100,465	$9,765	$(11,690)	$9,529	$(63,095)	$—	$44,974

Consolidated capital expenditures	$16,583	$51,056	$75,997	$63,820	$2,552	$—	$210,008

	Ghana	Equatorial Guinea	Mauritania/Senegal	U.S. Gulf of Mexico	Corporate & Other	Eliminations	Total
	(In thousands)
Nine months ended September 30, 2024
Revenues and other income:
Oil and gas revenue	$821,880	$188,917	$—	$267,000	$—	$—	$1,277,797
Other income, net	1	—	—	2,028	123,674	(125,594)	109
Total revenues and other income	821,881	188,917	—	269,028	123,674	(125,594)	1,277,906
Costs and expenses:
Oil and gas production	123,250	97,942	57,851	98,779	—	—	377,822
Exploration expenses	3,665	5,263	13,880	13,392	3,792	—	39,992
General and administrative	9,882	4,027	8,567	15,097	159,028	(119,877)	76,724
Depletion, depreciation and amortization	144,609	38,895	684	125,765	1,797	—	311,750
Interest and other financing costs, net(1)	39,204	(2,406)	(107,808)	(10,702)	157,551	—	75,839
Derivatives, net	—	—	—	—	5,716	—	5,716
Other expenses, net	5,817	(2,197)	6,111	2,358	45	(5,716)	6,418
Total costs and expenses	326,427	141,524	(20,715)	244,689	327,929	(125,593)	894,261
Income (loss) before income taxes	495,454	47,393	20,715	24,339	(204,255)	(1)	383,645
Income tax expense	170,060	19,019	—	644	(2,508)	—	187,215
Net income (loss)	$325,394	$28,374	$20,715	$23,695	$(201,747)	$(1)	$196,430

Consolidated capital expenditures, net	$128,247	$129,296	$287,193	$161,555	$5,360	$—	$711,652

As of September 30, 2024
Property and equipment, net	$1,031,498	$523,312	$2,177,621	$945,138	$16,866	$—	$4,694,435
Total assets	$3,514,342	$2,310,092	$3,209,803	$4,074,383	$25,174,519	$(32,812,193)	$5,470,946
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

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$772,238	$611,914
Adjustments:
Changes in capital accruals	25,108	25,441
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	36,120	31,061
Capitalized interest	(126,007)	(99,920)
Other	4,193	131
Total consolidated capital expenditures, net	$711,652	$568,627
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

Recent Developments

Corporate

In September 2024, the Company issued $500.0 million of 8.750% Senior Notes and received net proceeds of approximately $494.9 million after deducting fees. We used the net proceeds, together with cash on hand, to complete the repurchase of an aggregate principal amount of $400.0 million of the 7.125% Senior Notes, $50.0 million of the 7.750% Senior Notes, and approximately $49.7 million of the 7.500% Senior Notes and to pay expenses related to the issuance of the 8.750% Senior Notes.

In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

Ghana

During the third quarter of 2024, Ghana production averaged approximately 118,800 Boepd gross (40,500 Boepd net).

The three year infill drilling campaign in Ghana concluded in the second quarter of 2024. The partnership now plans to conduct a new 4D seismic survey on the Jubilee Field starting in early 2025.

During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana. This interim gas sales agreement has been extended for a further 18 months to November 2025 at a price of approximately $3.00 per MMBtu.

U.S. Gulf of Mexico

Production from the U.S. Gulf of Mexico averaged approximately 16,900 Boepd net (~84% oil) for the third quarter of 2024.

In July 2024, we announced start-up of oil production at the Winterfell development in the Green Canyon area of the U.S. Gulf of Mexico (25% working interest). The Winterfell project is a phased development with the initial two production wells of the first phase brought online in the third quarter of 2024. The third development well was drilled in the second quarter of 2024 and brought online in October 2024. Shortly after startup of the third well, production at the field was curtailed due to sand production from the third well seen at the production facility. We are currently working with the operator to restart production from the first two wells and to evaluate options to remediate the third well.

The Odd Job Field subsea pump installation project was completed and successfully brought online in July 2024.

The Kodiak #3 infill well located in Mississippi Canyon was initially brought online in April 2021. The well experienced production issues and was shut-in. In March 2022, the Company commenced operations to plug back and side-track the original Kodiak #3 infill well. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined thereafter. Workover operations were completed in July 2024 and successfully restored well productivity.

In October 2023, we announced the Tiberius infrastructure-led exploration well, located in Keathley Canyon Block 964 in the Outer Wilcox play, encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. During the first quarter of 2024, Kosmos was awarded five blocks in the U.S. Gulf of Mexico Lease Sale 261, including three blocks nearby to our Tiberius discovery. In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Blocks 920 and 964, offshore U.S. Gulf of Mexico. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%. The Tiberius project continues to progress as a phased development with discussions ongoing with our partner to finalize the development plan and timing of a final investment decision.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 22,900 Bopd gross (8,000 Bopd net) in the third quarter of 2024.

The Ceiba Field and Okume Complex workover and infill drilling campaign commenced in the fourth quarter of 2023, completing one production well workover. However, as a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. In the second quarter of 2024, the partnership secured an alternative rig and drilling contractor to resume the drilling campaign. The infill drilling campaign re-commenced in July 2024 bringing one infill production well in Block G online in October 2024. The second infill production well has been drilled and the partnership expects to bring it online in the fourth quarter of 2024. Following completion of the second infill production well, the rig is contracted to drill the Akeng Deep ILX prospect in Block S, with results expected around the end of the year.

In October 2024, Kosmos elected to enter the next phase of the Block S exploration license with a scheduled expiration in December 2025 and no well commitments. The election is subject to customary government approvals.

Mauritania and Senegal

Greater Tortue Ahmeyim Unit

The Greater Tortue liquefied natural gas project continues to make good progress. The following milestones have been achieved:

•Drilling: The first batch of four wells has been completed with expected production capacity significantly higher than is required for first gas.

•Hub Terminal: The Hub Terminal has been handed over to operations.

•Subsea: The subsea workscope for first gas is mechanically complete.

•FPSO: The FPSO is ready for startup shortly with first gas expected thereafter.

•FLNG: Cool down and commissioning of the FLNG vessel has commenced with first LNG expected around the end of the fourth quarter of 2024.

On October 7, 2024, the International Chamber of Commerce informed the Company that a final award had been issued in the arbitration proceedings with BP Gas Marketing regarding future LNG sales from Phase 1 of Greater Tortue Ahmeyim. The final, binding award prohibits the Company from selling LNG cargos to third party buyers during the contract term of the Tortue Phase 1 SPA, which the Company has an option to end in 2033. The final award does not change the terms of the Tortue Phase 1 SPA and is therefore not expected to have an impact on the Company’s long-term expectations and financial condition.

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

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, the U.S. Gulf of Mexico and Equatorial Guinea. Certain operating results and statistics for the three and nine months ended September 30, 2024 and 2023 are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,135	5,956	15,234	14,448
Gas (MMcf)	3,554	4,046	11,991	9,582
NGL (MBbl)	84	97	232	299
Total (MBoe)	5,811	6,727	17,465	16,344
Total (Boepd)	63,167	73,123	63,739	59,868

Revenues:
Oil sales	$393,555	$511,735	$1,230,772	$1,166,983
Gas sales	12,586	13,080	42,218	20,514
NGL sales	1,653	1,533	4,807	6,346
Total oil and gas revenue	$407,794	$526,348	$1,277,797	$1,193,843

Average oil sales price per Bbl	$76.64	$85.92	$80.79	$80.77
Average gas sales price per Mcf	3.54	3.23	3.52	2.14
Average NGL sales price per Bbl	19.68	15.80	20.72	21.22
Average total sales price per Boe	70.18	78.24	73.16	73.04

Costs:
Oil and gas production, excluding workovers	$132,736	$136,556	$345,902	$278,373
Oil and gas production, workovers	735	2,226	31,920	7,924
Total oil and gas production costs	$133,471	$138,782	$377,822	$286,297

Depletion, depreciation and amortization	$120,728	$132,347	$311,750	$331,634

Average cost per Boe:
Oil and gas production, excluding workovers	$22.84	$20.30	$19.81	$17.03
Oil and gas production, workovers	0.13	0.33	1.83	0.48
Total oil and gas production costs	22.97	20.63	21.64	17.51

Depletion, depreciation and amortization	20.77	19.67	17.85	20.29
Total	$43.74	$40.30	$39.49	$37.80

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2024:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block S	—	—	—	—	1	0.40	—	—
Block G	—	—	1	0.40	—	—	1	0.40
U.S. Gulf of Mexico
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim Unit	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	0.90	—	—
Total	—	—	1	0.40	6	2.07	9	2.58

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$407,794	$526,348	$(118,554)
Other income, net	37	198	(161)
Total revenues and other income	407,831	526,546	(118,715)
Costs and expenses:
Oil and gas production	133,471	138,782	(5,311)
Exploration expenses	14,697	10,290	4,407
General and administrative	23,298	25,120	(1,822)
Depletion, depreciation and amortization	120,728	132,347	(11,619)
Interest and other financing costs, net	22,112	25,440	(3,328)
Derivatives, net	(15,254)	45,971	(61,225)
Other expenses, net	2,227	11,055	(8,828)
Total costs and expenses	301,279	389,005	(87,726)
Income before income taxes	106,552	137,541	(30,989)
Income tax expense	61,578	52,356	9,222
Net income	$44,974	$85,185	$(40,211)

Oil and gas revenue.  Oil and gas revenue decreased by $118.6 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 as a result of lower sales volumes due to the timing of a TEN oil lifting in Ghana and lower average realized oil and gas prices. We sold 5,811 MBoe at an average realized price per barrel equivalent of $70.18 during the three months ended September 30, 2024 and 6,727 MBoe at an average realized price per barrel equivalent of $78.24 during the three months ended September 30, 2023.

Oil and gas production.  Oil and gas production costs decreased by $5.3 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily as a result of the timing of a TEN cargo lifting in Ghana offset by inclusion of operating costs associated with Greater Tortue Ahmeyim and increased production costs in Equatorial Guinea.

Exploration expenses.  Exploration expenses increased by $4.4 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily as a result of increased seismic data acquisition costs in the U.S. Gulf of Mexico business unit.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased by $11.6 million during the three months ended September 30, 2024, as compared with the three months ended September 30, 2023 primarily as a result of the timing of a TEN oil lifting in Ghana and a lower depletion rate per barrel in Jubilee resulting from an increase in reserves at the end of 2023, partially offset by increased production and a higher depletion rate per barrel in the U.S. Gulf of Mexico related to the Winterfell and Odd Job fields, post project completion in the third quarter of 2024.

Interest and other financing costs, net. Interest and other financing costs, net decreased by $3.3 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim project partially offset by an increase in interest expense due to higher interest rates.

Derivatives, net.  During the three months ended September 30, 2024 and 2023, we recorded a gain of $15.3 million and a loss of $46.0 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Other expenses, net.  Other expenses, net decreased by $8.8 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily as a result of loss on asset retirement obligations in the U.S. Gulf of Mexico business unit during the third quarter of 2023.

Income tax expense. For the three months ended September 30, 2024 and 2023, changes to our effective tax rates are driven by which tax jurisdictions our income before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,277,797	$1,193,843	$83,954
Other income, net	109	(115)	224
Total revenues and other income	1,277,906	1,193,728	84,178
Costs and expenses:
Oil and gas production	377,822	286,297	91,525
Exploration expenses	39,992	33,305	6,687
General and administrative	76,724	77,731	(1,007)
Depletion, depreciation and amortization	311,750	331,634	(19,884)
Interest and other financing costs, net	75,839	74,379	1,460
Derivatives, net	5,716	42,162	(36,446)
Other expenses, net	6,418	17,864	(11,446)
Total costs and expenses	894,261	863,372	30,889
Income before income taxes	383,645	330,356	53,289
Income tax expense	187,215	138,517	48,698
Net income	$196,430	$191,839	$4,591

Oil and gas revenue.  Oil and gas revenue increased by $84.0 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily due to higher sales volumes primarily driven by increased production at Jubilee and higher average realized gas prices in Ghana. We sold 17,465 MBoe at an average realized price per barrel equivalent of $73.16 during the nine months ended September 30, 2024 and 16,344 MBoe at an average realized price per barrel equivalent of $73.04 during the nine months ended September 30, 2023.

Oil and gas production.  Oil and gas production costs increased by $91.5 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily as a result of increased sales volumes, inclusion of operating costs associated with Greater Tortue Ahmeyim and costs incurred related to planned workovers in the U.S. Gulf of Mexico and Equatorial Guinea.

Exploration expenses.  Exploration expenses increased by $6.7 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily as a result of increased seismic data acquisition costs in the U.S. Gulf of Mexico business unit.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $19.9 million during the nine months ended September 30, 2024, as compared with the nine months ended September 30, 2023 primarily as a result of a lower depletion rate per barrel in Ghana resulting from an increase in Jubilee reserves at the end of 2023 and a lower cost basis in our TEN Fields due to the impairment loss recorded in the year ended December 31, 2023 partially offset by higher sales volumes in the current year.

Interest and other financing costs, net.  Interest and other financing costs, net increased $1.5 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily as a result of a $24.8 million loss on debt modifications and extinguishments for the nine months ended September 30, 2023 related to the amendment and restatement of the Facility during the second quarter of 2024 and the repurchase of aggregate principal amounts of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes during the third quarter of 2024 and increase in interest expense for the period due to higher interest rates offset by increased capitalized interest related to the Greater Tortue Ahmeyim project.

Derivatives, net.  During the nine months ended September 30, 2024 and 2023, we recorded a loss of $5.7 million and a loss of $42.2 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Other expenses, net.  Other expenses, net decreased by $11.4 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily as a result of loss on asset retirement obligations in the U.S. Gulf of Mexico business unit and approximately $5.4 million of asset impairments recorded in 2023.

Income tax expense. For the nine months ended September 30, 2024 and 2023, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

As of September 30, 2024, borrowings under the Facility totaled $850.0 million and the undrawn availability under the Facility was $500.0 million. Additionally, as of September 30, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was approximately $165 million. In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$502,502	$471,394
Net proceeds from issuance of senior notes	885,285	—
Borrowings under long-term debt	275,000	300,000
	1,662,787	771,394
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	772,238	611,914
Notes receivable from partners	2,575	46,632
Payments on long-term debt	350,000	145,000
Purchase of capped call transactions	49,800	—
Repurchase of senior notes	499,515	—
Dividends	—	166
Other financing costs	35,534	12,345
	1,709,662	816,057
Increase (decrease) in cash, cash equivalents and restricted cash	$(46,875)	$(44,663)

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2024 was $502.5 million compared with net cash provided by operating activities for the nine months ended September 30, 2023 of $471.4 million. The increase in cash provided by operating activities in the nine months ended September 30, 2024 when compared to the same period in 2023 is primarily a result of higher sales volumes and higher average realized gas prices for the nine months ended September 30, 2024 offset by higher oil and gas production costs and changes in working capital.

The following table presents our liquidity and financial position as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
Outstanding debt principal balances:
Facility	$850,000	$925,000
7.125% Senior Notes	250,000	650,000
7.750% Senior Notes	350,000	400,000
7.500% Senior Notes	400,274	450,000
8.750% Senior Notes	500,000	—
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,750,274	2,425,000
Cash and cash equivalents	51,581	95,345
Total restricted cash	305	3,416
Net debt	$2,698,388	$2,326,239

Availability under the Facility	$500,000	$325,000
Availability under the Corporate Revolver(1)	$163,750	$250,000
Available borrowings plus cash and cash equivalents	$715,331	$670,345
(1)In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

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

2024 Capital Program
We estimate we will spend around $800 million of capital for the year ending December 31, 2024, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $350 million related to maintenance activities across our Ghana, Equatorial Guinea and U.S. Gulf of Mexico assets, including infill development drilling and integrity spend;

•Approximately $375 million related to the development of Phase 1 of Greater Tortue Ahmeyim in Mauritania and Senegal and Winterfell in the U.S. Gulf of Mexico;

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana and the Ceiba Field and Okume Complex in Equatorial Guinea. As of September 30, 2024, borrowings under the Facility totaled $850.0 million and the undrawn availability under the Facility was $500.0 million.

In April 2024, in conjunction with the spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. The amendment includes the following material changes: an increase in the Facility size and borrowing base capacity to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size and borrowing base capacity of approximately $1.35 billion was capped by total commitments of approximately $1.21 billion as of June 30, 2024. In September 2024, we added two new lenders to the Facility syndicate, increasing current total commitments by approximately $145.0 million to the full Facility size and borrowing base capacity of $1.35 billion. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule.

In October 2024, during the Fall 2024 redetermination, the Company’s lending syndicate approved a borrowing base capacity of $1.35 billion.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. As of September 30, 2024, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. We were in compliance with the financial covenants contained in the Facility as of September 30, 2024 (the most recent assessment date). The Facility contains customary cross default provisions.

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
Corporate Revolver

The Corporate Revolver is available for general corporate purposes and for oil and gas exploration, appraisal and development programs. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to approximately $165 million. All of the commitments that were cancelled (either in full or in part) under the Corporate Revolver were transferred to the Facility as part of the amendment and restatement. As of September 30, 2024, there were no outstanding borrowings under the Corporate Revolver and the undrawn availability was approximately $165 million.

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

 We were in compliance with the financial covenants contained in the Corporate Revolver as of September 30, 2024 (the most recent assessment date). The Corporate Revolver contains customary cross default provisions.

In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

Senior Notes

We have four series of senior notes outstanding as of September 30, 2024, which we collectively refer to as the “Senior Notes.” Our 7.125% Senior Notes have an outstanding balance of $250.0 million and mature on April 4, 2026. Interest is payable on the 7.125% Senior Notes each April 4 and October 4. Our 7.750% Senior Notes have an outstanding balance of $350.0 million and mature on May 1, 2027. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. In September 2024, the Company issued $500.0 million of 8.750% Senior Notes that mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2024, and the weighted average interest rates expected to be paid on the Facility and Corporate Revolver given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							September 30,
	2024(2)	2025	2026	2027	2028	Thereafter	Total	2024
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$—	250,000	$—	$—	$—	$250,000	$249,032
7.750% Senior Notes	—	—	—	350,000	—	—	350,000	347,043
7.500% Senior Notes	—	—	—	—	400,274		400,274	387,878
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	493,955
3.125% Convertible Senior Notes	—	—	—	—	—	400,000	400,000	374,920

Variable rate debt:
Weighted average interest rate	9.29%	7.86%	7.99%	8.21%	8.81%	9.06%
Facility(1)	$—	$—	$—	$—	$283,375	$566,625	$850,000	$850,000

Total principal debt repayments	$—	$—	$250,000	$350,000	$683,649	$1,466,625	$2,750,274
Interest & commitment fee payments on long-term debt	91,854	241,162	219,922	181,602	141,450	182,078	1,058,068
Operating leases(3)	1,042	4,215	4,286	4,215	3,844	2,808	20,410
Purchase obligations(4)	7,875	27,662	—	—	—	—	35,537
Decommissioning Trust Funds(5)	11,460	11,460	11,460	11,460	11,460	91,600	$148,900
Firm transportation commitments	520	3,472	4,413	2,222	—	—	10,627
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of September 30, 2024. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period October 1, 2024 through December 31, 2024.
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

(5)In April 2024, a Decommissioning Trust agreement with the Jubilee unit partners to cash fund future retirement obligations associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $148.9 million, net to Kosmos, which will be funded annually by Kosmos over an estimated 13 year period. The contributions into the trust will be invested into various securities. Those investments will be accounted for as trading securities and reported as long-term investments in our consolidated balance sheet and as operating activities in our statement of cash flows. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

As of September 30, 2024, we have a commitment to drill two development wells and one exploration well in Equatorial Guinea. One of the two development wells is currently being drilled.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $261.8 million has been incurred through September 30, 2024, excluding accrued interest. These amounts will be repaid through the national oil companies’ share of future revenues.

As of September 30, 2024, we have a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO. Delivery of the Greater Tortue FPSO to BP Buyer and Handover is expected to occur in the fourth quarter of 2024. The FPSO Contract Liability will be non-cash settled against FPSO asset costs in our Consolidated Balance Sheet, reducing both assets and liabilities. The Greater Tortue FPSO will then be leased back to BP Operator under a long-term lease agreement, for exclusive use in the Greater Tortue project. Greater Tortue FPSO lease costs will be recognized as oil and gas production expenses as incurred in our Consolidated Statement of Operations.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2024:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2023	$6,765	$—	$6,765
Changes in contract fair value	(10,526)	(1,282)	(11,808)
Contract maturities	14,754	—	14,754
Fair value of contracts outstanding as of September 30, 2024	$10,993	$(1,282)	$9,711

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first nine months of 2024 ranged between $70.56 and $93.35 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first nine months of 2024.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2024. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			September 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2024(1)
									(In thousands)
2024:
Oct - Dec	Three-way collars	Dated Brent	2,000	$1.15	$—	$45.00	$70.00	$93.12	$1,719
Oct - Dec	Two-way collars	Dated Brent	500	0.46	—	—	70.00	100.00	820
2025:
Jan - Jun	Two-way collars	Dated Brent	2,000	0.50	—	—	70.00	95.00	8,538
__________________________________
(1)Fair values are based on the average forward oil prices on September 30, 2024.

In October 2024, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2025 through December 2025 with a floor price of $70.00 per barrel and a ceiling price of $85.00 per barrel. In addition, we entered into Dated Brent swap contracts for 2.0 MMBbl from January 2025 through June 2025 with a weighted average fixed price of $75.48 per barrel and Dated Brent call spread contracts with a purchased price of $95.00 per barrel and a sold price of $85.00 per barrel for 2.0 MMBbl from January 2025 through June 2025, effectively reducing the ceiling on our 2025 two-way collars to $85.00 per barrel.
At September 30, 2024, our open commodity derivative instruments were in a net asset position of $11.1. million. As of September 30, 2024, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $9.2 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $18.9 million.

Interest Rate Derivative Instruments

See Note 8 — Derivative Financial Instruments and Note 9— Fair Value Measurements for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of September 30, 2024 total $850.0 million and have a weighted average interest rate of 9.3%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $3.7 million interest expense per year. The impact of the 2025 fixed interest rate swap would reduce the estimated additional interest expense to $1.5 million for the twelve months ending December 31, 2025. The commitment fees on the undrawn availability under the Facility and the Corporate Revolver are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the Tortue FPSO lease arrangement.

As of September 30, 2024, the fair market value of our interest rate swaps was a net liability of approximately $1.3 million. If SOFR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Kosmos Energy Ltd.
(Registrant)

Date	November 4, 2024	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Exit Agreement between Kosmos Energy, LLC and Jason E. Doughty dated July 8, 2024.

10.2
Indenture dated September 24, 2024 among the Company, the guarantors named therein, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar, and Circumference Services S.À.r.l., as Luxembourg paying agent, listing agent, registrar and transfer agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 24, 2024 (File No. 001-35167), and incorporated herein by reference).

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