Form 10-K
period 2024-12-31
Kosmos Energy Ltd.
filed 2025-02-24
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common stock held by non‑affiliates, based on the per‑share closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,558,615,971.
The number of the registrant’s Common Stock outstanding as of February 20, 2025 was 477,904,652.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.
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
•the impacts of Russia’s continued war in Ukraine and ongoing instability in the Middle East and the effects these events have on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and LNG prices and operating and capital expenditures;
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
•the volatility of oil, natural gas and LNG prices, as well as our ability to implement hedges addressing such volatility on commercially reasonable terms;
•the availability, cost, function and reliability of developing appropriate infrastructure around and transportation to our discoveries and prospects;
•the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
•other competitive pressures;
•potential liabilities inherent in oil, natural gas and LNG operations, including drilling and production risks and other operational and environmental risks and hazards;
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

PART I
Item 1.  Business

General

Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America (formerly the U.S. Gulf of Mexico). Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.
Kosmos was founded in 2003 to find oil and gas in under‑explored or overlooked parts of West Africa. In its relatively brief history, we have successfully opened two new hydrocarbon basins through the discovery of the Jubilee Field offshore Ghana in 2007 and the Greater Tortue Ahmeyim Field in 2015 (which includes the Ahmeyim and Guembeul discoveries offshore Mauritania and Senegal in 2015 and 2016, respectively). Jubilee was one of the largest oil discoveries worldwide in 2007 and is considered one of the largest finds offshore West Africa discovered during that decade. The Greater Tortue Ahmeyim discovery was one of the largest natural gas discoveries worldwide in 2015 and is one of the largest gas discoveries ever offshore West Africa.
Over the past few years, our business strategy has evolved to focus on enhancing production through infill drilling and well work, infrastructure-led exploration, as well as value-accretive acquisitions. This strategic evolution was initially enabled by our acquisition of the Ceiba Field and Okume Complex assets offshore Equatorial Guinea in 2017, together with access to surrounding exploration licenses, and bolstered by the 2018 acquisition of Deep Gulf Energy, a deepwater company operating in the Gulf of America, which further enhanced our production, exploitation and infrastructure-led exploration capabilities. Most recently, we have demonstrated infrastructure-led exploration success through the Winterfell and Tiberius discoveries in the Gulf of America in 2021 and 2023, respectively. We have demonstrated successful value-accretive acquisitions with the acquisition of additional interests in the Jubilee and TEN fields offshore Ghana in 2021 as well as the Kodiak and Winterfell fields in the Gulf of America in 2022.

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

Our business strategy is designed to accomplish this mission by focusing on three key objectives: (1) maximize the value of our producing assets; (2) progress our discovered resources toward project sanction and into proved reserves, production, and cash flow through efficient appraisal, development and exploitation; and (3) add new lower carbon resources through acquisitions and an efficient low cost exploration program in proven basins. We are focused on increasing production, cash flows and reserves from our producing assets in Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America as well as executing our appraisal and development efforts in the Gulf of America. In Mauritania and Senegal, first gas from Phase 1 of the Greater Tortue Ahmeyim (GTA) development project was achieved in the fourth quarter of 2024 and first LNG from the floating LNG vessel in February 2025. As we ramp up production from Phase 1, we are also focused on advancing additional phases of the GTA development, as well as advancing phased development concepts for the Yakaar and Teranga discoveries in Senegal. In addition, our portfolio contains an inventory of infrastructure-led exploration prospects, which we plan to continue to mature and high-grade for future drilling and development, providing us access to additional high return growth potential in the coming years. We are also working with our partners and host governments on projects to reduce the carbon intensity of our production assets, such as the elimination of routine flaring in Ghana and Equatorial Guinea.
Grow cash flow, proved reserves and production through exploitation and development with increasing exposure to natural gas and LNG
We plan to grow cash flow, proved reserves and production by further exploiting our fields offshore Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America. In Ghana, we plan to continue drilling additional development wells at the Jubilee Field in the near term. In the Gulf of America, we plan to continue development drilling and well work in existing fields. We are also executing the Winterfell Field Development Plan with first production for Phase 1A achieved in 2024 with future phases planned to follow. In addition, the Tiberius project continues to progress as a phased development with discussions ongoing with our partner to finalize the development plan and timing of a final investment decision. Offshore Mauritania and Senegal, first gas for Phase 1 of the GTA development was achieved in the fourth quarter of 2024 and first LNG from the floating LNG vessel in February 2025. Beyond the GTA Phase 1 development, growth is also expected to be realized through additional development phases of GTA and through potential development of the Yakaar and Teranga natural gas discoveries in Senegal.
Focus on optimally developing our discoveries to initial production
Our approach to development is designed to deliver first production on an accelerated timeline, with low cost, lower carbon solutions, where we can leverage early learnings to improve future outcomes and maximize returns. In certain circumstances, we believe a phased approach can be employed to optimize full‑field development. A phased approach facilitates refinement of the development plans based on experience gained in initial phases of production and by leveraging existing infrastructure as subsequent phases of development are implemented. Production and reservoir performance from the initial phases are monitored closely to determine the most efficient and effective techniques to maximize the recovery of reserves and returns. Other benefits include minimizing upfront capital costs, reducing execution risks through smaller initial infrastructure requirements, and enabling cash flow from the initial phases of production to fund a portion of capital costs for subsequent phases. Our development of the Jubilee Field is an example of this approach. The GTA development is also being developed in a phased approach, consistent with our business strategy. Finally, our approach to discoveries in the Gulf of America is to develop them via subsea tie-back to existing host facilities with spare capacity, which reduces development costs and the average timeline to first production. The Winterfell discovery (2021) is an example of this approach, with development achieving first production around three years after initial discovery. In addition, we anticipate that the Tiberius discovery (2023) will follow a similar approach.
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
We are led by an experienced management team with a successful track record. Our management team members average over 26 years of industry experience and have participated in discovering, developing, and maximizing the value of multiple large-scale upstream projects around the world. Our experience, industry relationships and technical expertise are our core competitive strengths and are crucial to our success.
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
Our approach is aimed at areas where we have existing production and where there is sufficient infrastructure capacity to enable the development of new discoveries via subsea tieback. Acquisition of assets in the Gulf of America have added high-quality prospectivity to our inventory of infrastructure-led exploration opportunities given their attractive acreage positions within proximity of existing infrastructure with excess capacity available. Existing infrastructure allows us to shorten the time cycle from discovery to first production, lower the capital requirements and increase the returns.
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

Most recently, we have focused on evaluating the costs, benefits, risks, and opportunities that climate change and the global energy transition may present to our business and integrating them into our business strategy. As part of this effort, the Health, Safety, Environment and Sustainability Board Committee oversees our response to climate change. A Chief Executive Officer led, cross functional, Climate Change Task force monitors climate-related risks, opportunities and mitigation measures. This group is also responsible for implementing our climate change strategy. Our TCFD (Task Force on Climate related Disclosure) aligned Sustainability Report reviews how we are identifying and managing climate-related risks and opportunities across four categories: Governance, Strategy, Risk Management, and Metrics and Targets. In 2020 we set the goal to achieve operated Scope 1 and Scope 2 carbon neutrality by 2030 or sooner. We first achieved this goal in 2021 and have identified a pathway to help maintain it through continual monitoring of emissions, assessment of emission reduction opportunities, and, for residual emissions, investment in high-quality carbon offset projects. We recognize most of our production, and the associated GHG emissions, is derived from assets in which we are non-operating partners. In 2023 we set a target to reduce absolute Scope 1 equity emissions 25% by 2026, compared to a 2022 baseline. This tangible, near-term target addresses the need to manage the climate impact of our portfolio. Specifically, we are working with our partners to minimize routine flaring of natural gas for our non-operated assets in Ghana and Equatorial Guinea.

Maintain financial discipline
Execution of our strategy requires us to maintain a conservative financial approach with a strong balance sheet, ample liquidity, and a commitment to low leverage. As of December 31, 2024, our liquidity was approximately $535 million.
Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices and changes in market interest rates. We have an active commodity hedging program where we aim to hedge a portion of our anticipated sales volumes on a one to two year rolling basis, with the goal to protect against the downside price scenario while still retaining partial exposure to the upside. As of January 31, 2025, we have hedged positions covering approximately 7.0 million barrels of oil production in 2025. Our interest rate derivatives consist of interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable SOFR-based rate. We also maintain insurance to partially protect against loss of production revenues from certain of our producing assets.

Operations by Geographic Area
We currently have operations in Africa and the Gulf of America. Presently, our operating revenues are generated from our operations offshore Ghana, Equatorial Guinea, and the Gulf of America with first revenues from Mauritania and Senegal expected in the first quarter of 2025.The following tables provide a summary of certain key 2024 data for our geographic areas.

Geographic Area	Percentage of BOE Sales Volumes	Sales Volumes (Net to Kosmos)				Average Sales Price					Production		Depletion, depreciation and amortization per Boe
		Oil	NGL	Gas	Total	Oil	NGL	Gas	Total	Revenue	costs per
		(MMBbls)		(Bcf)	(MMBoe)	(per Bbl)		(per Bcf)	(per Boe)	(in Thousands)	Boe(2)
For the year ended December 31, 2024
Jubilee	57%	11.5	—	12.5	13.5	$80.30	—	3.80	$71.47	$967,673	$7.94		$14.84
TEN	4%	1.0	—	—	1.0	77.31	—	—	77.31	76,889	57.14		2.43
Ghana	62%	12.5	—	12.5	14.5	$80.06	$—	$3.80	$71.87	$1,044,562	$11.31		$14.00
Equatorial Guinea	14%	3.4	—	—	3.4	77.66	—	—	77.66	260,675	40.63		19.42
Mauritania/Senegal	—	—	—	—	—	—	—	—	—	—	—		—
Gulf of America	24%	4.6	0.4	3.7	5.6	75.82	20.53	2.67	65.89	370,121	24.27		32.95
Total	100%	20.5	0.4	16.2	23.5	$78.70	$20.53	$3.54	$71.27	$1,675,358	$22.57	(3)	$19.43

For the year ended December 31, 2023
Jubilee	54%	11.4	—	5.8	12.4	$83.33	—	3.74	$78.62	$974,627	$8.74		$17.30
TEN	7%	1.0	—	3.9	1.7	85.72	—	0.64	53.06	87,855	40.40		15.97
Ghana	61%	12.4	—	9.7	14.1	$83.52	$—	$2.48	$75.61	$1,062,482	$12.47		$17.15
Equatorial Guinea	15%	3.4	—	—	3.4	78.71	—	—	78.71	267,494	33.67		15.23
Mauritania/Senegal	—	—	—	—	—	—	—	—	—	—	—		—
Gulf of America	24%	4.6	0.4	4.0	5.6	77.41	20.61	2.79	66.29	371,632	17.91		26.67
Total	100%	20.4	0.4	13.7	23.1	$81.35	$20.61	$2.57	$73.80	$1,701,608	$16.92		$19.30

For the year ended December 31, 2022
Jubilee	49%	11.4	—	—	11.4	$101.23	—	—	$101.23	$1,162,416	$9.93		$20.32
TEN	9%	2.0	—	—	2.0	96.83	—	—	96.83	188,546	47.48		28.57
Ghana(1)	58%	13.4	—	—	13.4	$100.59	$—	$—	$100.59	$1,350,962	$15.37		$21.52
Equatorial Guinea	14%	3.3	—	—	3.3	104.24	—	—	104.24	346,783	27.23		16.16
Mauritania/Senegal	—	—	—	—	—	—	—	—	—	—	—		—
Gulf of America	28%	5.3	0.4	4.1	6.4	95.80	34.37	7.24	86.09	547,610	16.50		24.12
Total	100%	22.0	0.4	4.1	23.1	$100.00	$34.37	$7.24	$97.13	$2,245,355	$17.39		$21.55

______________________________________
(1)Our sales volumes during 2022 includes activity related to the interest pre-empted by Tullow prior to the March 17, 2022 closing date of the Tullow pre-emption transaction.
(2)Substantially all NGLs and natural gas sales are associated production from our oil wells and, therefore, production costs metrics are presented under a common unit of measure.
(3)Includes $93.4 million of pre-production operating costs incurred during 2024 before production commenced at the Greater Tortue Ahmeyim Phase 1 project in Mauritania and Senegal.

Current information about our deepwater fields is summarized in the following table.

			Kosmos
			Participating				License
Fields	License		Interest		Operator	Stage	Expiration
Ghana(1)
Jubilee	WCTP/DT	(2)	38.6%	(2)	Tullow	Production	2034/2036
TEN	DT		20.4%	(4)	Tullow	Production	2036
Gulf of America(1)
Barataria	MC 521		22.5%		Kosmos	Production	(7)
Big Bend	MC 697 / 698 / 742		5.3%		Talos	Production	(7)
Gladden	MC 800		20.0%		W&T	Production	(7)
Kodiak	MC 727 / 771		35.0%		Kosmos	Production	(7)
Marmalard	MC 255 / 300		11.4%		Murphy	Production	(7)
Danny Noonan	EC 381 / GB 506		30.0%		Talos	Production	(7)
Odd Job	MC 214 / 215		Various	(5)	Kosmos	Production	(7)
SOB II	MC 431		11.8%		Murphy	Production	(7)
S. Santa Cruz	MC 563		40.5%		Kosmos	Production	(7)
Tornado	GC 281		35.0%		Talos	Production	(7)
Winterfell	GC 943 / 944		25.0%		Beacon	Production	(7)
Tiberius	KC 964		50.0%		Kosmos	Appraisal	(7)
Mauritania
Greater Tortue Ahmeyim(1)	Block C8	(3)	26.8%		BP	Production/Development	2049(8)
Senegal
Greater Tortue Ahmeyim(1)	Saint Louis Offshore Profond	(3)	26.7%		BP	Production/Development	2044(9)
Teranga	Cayar Offshore Profond		90.0%	(6)	Kosmos	Appraisal	2026
Yakaar	Cayar Offshore Profond		90.0%	(6)	Kosmos	Appraisal	2026
Equatorial Guinea
Ceiba Field and Okume Complex(1)	Block G		40.4%		Trident	Production	2040
______________________________________
(1)For information concerning our estimated proved reserves as of December 31, 2024, see “—Our Reserves.”
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
(6)PETROSEN has the right to increase its participating interest after final investment decision and issuance of an exploitation authorization to up to 35%. The interest percentage does not give effect to the exercise of such option.
(7)Our Gulf of America blocks are held by production/operations, and the lease periods extend as long as production/governmental approved operations continue on the relevant block.
(8)License expiration date can be extended by an additional ten years subject to certain conditions being met.
(9)License expiration date can be extended by an additional twenty years subject to certain conditions being met.

Exploration License and Lease Areas

		Kosmos Average
	Number of	Participating			Current Phase
Country	Blocks	Interest		Operator(s)	Expiration Range
Equatorial Guinea	3	54.5%	(1)	Kosmos, Panoro	2025 and 2026
Sao Tome and Principe	1	58.9%	(2)	Kosmos	2025
Senegal	1	90.0%	(3)	Kosmos	2026
Gulf of America	41	38.2%		Kosmos, Occidental, Beacon, LLOG, Murphy, Talos, W&T Offshore, Houston Energy	through 2034	(4)
______________________________________
(1)Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest for all development and production operations.
(2)ANP-STP's carried interest may be converted to a full participating interest at any time. ANP-STP will reimburse any costs, expenses and any amount incurred on its behalf prior to the election.
(3)PETROSEN has the right to increase its participating interest after final investment decision and issuance of an exploitation authorization to up to 35%. The interest percentage does not give effect to the exercise of such option.
(4)Our Gulf of America blocks can be held by operations or commercial production, and the corresponding lease periods extend as long as governmental approved operations continue on the relevant block. This can extend the lease expiration to a date later than 2034.

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
The Ghanaian Petroleum Exploration and Production Law of 1984 (PNDCL 84) (the “1984 Ghanaian Petroleum Law”) and the WCTP and DT petroleum contracts form the basis of exploration, development and production operations on the WCTP and DT blocks. Pursuant to these petroleum contracts, most significant decisions, including PoDs and annual work programs, for operations other than exploration and appraisal, must be approved by a joint management committee, consisting of representatives of certain block partners and GNPC. Certain decisions require unanimity.
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
The Jubilee Field is located approximately 60 kilometers offshore Ghana in water depths of approximately 1,000 to 1,800 meters, which led to the decision to implement an FPSO based development. The FPSO is designed to provide water and natural gas injection to support reservoir pressure, to process and store oil and to export gas through a pipeline to the mainland. The Jubilee Field continues to be developed in a phased approach. The initial phase provided subsea infrastructure capacity for additional production and injection wells to be drilled in future phases of development. The phased development of the Jubilee Field continued during 2024 with the conclusion of the three year infill drilling campaign in the second quarter of 2024. This recent multi-year development drilling campaign included a total of seventeen wells including the successful startup of the Jubilee Southeast project. The Jubilee Southeast project also included the installation of a new subsea production manifold in 2023.The partnership is now plan conducting a new 4D seismic survey which started in early 2025. In December 2024, the partnership entered into a drilling rig contract for the next development drilling campaign in the Jubilee Field, which is expected to commence in the second quarter of 2025. The campaign is planned to include the drilling and completion of two in-fill wells in the Jubilee Field in 2025, both expected to be online in the third quarter of 2025, with additional wells planned in 2026.
In Ghana, we currently produce associated gas from the Jubilee and TEN Fields. A gas pipeline from the Jubilee Field transports such natural gas onshore for processing and sale. In 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana through May 2024. This interim gas sales agreement was subsequently extended to November 2025 at a price of approximately $3.00 per MMBtu while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. Our inability to continuously export associated natural gas from the Jubilee Field could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.
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

Gulf of America
    In the Gulf of America, Kosmos maintains: (i) a portfolio of producing assets that we plan to continue to exploit, (ii) discovered resource opportunities, and (iii) a high-quality inventory of infrastructure-led exploration prospects across the DeSoto Canyon, Green Canyon, Keathley Canyon, Mississippi Canyon and Walker Ridge protraction areas. We expand our inventory through the Gulf of America Federal lease sales and farm-in transactions.

The following is a brief discussion of our key fields in the Gulf of America.
Odd Job

The Odd Job Field is producing from three Middle Miocene wells through the Delta House FPS, operated by Murphy. In June 2022, we executed, as operator of the Odd Job Field, a contract with Subsea 7 (US) LLC and OneSubsea LLC to fabricate and install a subsea pump in the Odd Job Field. The Odd Job Field subsea pump installation was successfully brought online in July 2024. The project is expected to help sustain long-term production from the Odd Job Field.

Tornado

The Tornado Field is producing from three Pliocene wells through the Helix Producer I, a ship-shaped, dynamically-positioned production platform in the deepwater Gulf of America, which is operated by Talos Energy.

Kodiak

The Kodiak Field is producing from two wells, which are completed in the Middle Miocene sands. These wells are flowing through the Devils Tower Spar platform, which is operated by ENI US Operating Co. Inc. (“ENI”). One of these wells, the Kodiak-3 infill well, was brought online in April 2021. The well experienced production issues and was sidetracked and brought back online in September 2022. Well results and initial production were in line with expectations, however well productivity declined thereafter. Workover operations were completed in July 2024 and successfully restored the well productivity.

Winterfell

In January 2021, we announced the Winterfell-1 exploration well encountered approximately 26 meters (85 feet) of net oil pay in two intervals. Winterfell was designed to test a sub-salt Upper Miocene prospect located in Green Canyon Block 944. In January 2022, the Winterfell-2 appraisal well in Green Canyon Block 943 was drilled to evaluate the adjacent fault block to the northwest of the original Winterfell discovery and was designed to test two horizons that were oil bearing in the Winterfell-1 well, with an exploration tail into a deeper horizon. The well discovered approximately 40 meters (120 feet) of net oil pay in the first and second horizons with better oil saturation and porosity than pre-drill expectations. The exploration tail discovered an additional oil-bearing horizon in a deeper reservoir which is also prospective in the blocks immediately to the north. The Field Development Plan for the Winterfell Field contemplates up to a five well tieback to the Heidelberg facility which is operated by Occidental Petroleum Corporation. The development drilling plan for the first phase commenced in the third quarter of 2023. The initial two production wells of the first phase were brought online in the third quarter of 2024 and the Winterfell-3 well was brought online in October 2024. Shortly after startup of the third well, production at the field was curtailed due to sand production from the third well seen at the production facility. In December 2024, production from Winterfell-1 and Winterfell-2 was restored and remediation work on Winterfell-3 is currently underway. Additional development drilling is expected to re-commence in 2025 with the drilling and completion of the Winterfell-4 well, which is expected to be online in the second half of 2025.

Tiberius

In July 2023, Kosmos spud the Tiberius infrastructure-led exploration prospect, which is located in block 964 of Keathley Canyon (33.3% working interest) in the Outer Wilcox play. In October 2023, we announced the well encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the wells, with characteristics analogous with similar nearby discoveries in the Wilcox trend. In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Tiberius area in Keathley Canyon Blocks 920 and 964 offshore Gulf of America. As a result of the transaction, Kosmos’ participating interest in Tiberius was increased from 33.3% to 50.0%. The Tiberius project continues to progress as a phased development with discussions ongoing with our partner to finalize the development plan and timing of a final investment decision.

Mauritania
In June 2012, we entered into a petroleum contract covering offshore Mauritania Block C8 with the Islamic Republic of Mauritania. Cost recovery oil is apportioned to the contractor from up to 55% (62% for gas) of total production prior to profit oil being split between the Government of Mauritania and the contractor. Profit oil is then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by the cumulative investment. At the election of the Government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. In June 2022, the exploration period of Block C8 offshore Mauritania expired and in October 2022 the partnership and the Government of Mauritania executed a new Petroleum contract covering the BirAllah and Orca discoveries from the original Block C8 with terms substantially similar to the former Petroleum contract for Block C8 with additional provisions for enhanced back-in rights for the Government of Mauritania, local content, SMH’s capacity building and an environmental fund. In April 2024, the petroleum contract covering the BirAllah and Orca discoveries offshore Mauritania expired.
The C8 block is located on the western margin of the Mauritania Salt Basin offshore Mauritania and ranges in water depths from 100 to 3,000 meters with our primary targets being Cretaceous sands in structural and stratigraphic traps. We have drilled one successful exploration well and one appraisal well in our existing Block C8 acreage (now Greater Tortue Ahmeyim).
Senegal
The Saint Louis Offshore Profond and Cayar Offshore Profond Blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 300 to 3,100 meters. The area is an extension of the working petroleum system in the Mauritania Salt Basin. We have drilled three successful exploration wells and two appraisal wells.
In June 2018, we entered the final renewal of the exploration period for the Senegal Cayar Offshore Profond and Saint Louis Offshore Profond Blocks. In July 2021, the term of the Cayar Offshore Profound license was extended for up to an additional three years, ending in July 2024, and in March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. In the event of commercial success, we have the right to develop and produce oil and/or gas for a period of 25 years from the grant of an exploitation authorization from the government, which may be extended on two separate occasions for a period of 10 years each under certain circumstances. The exploration period of the St. Louis Offshore Profound license expired in July 2021.
The following is a brief discussion of our discoveries to date offshore Mauritania and Senegal.
Greater Tortue Ahmeyim (GTA) Development
The Greater Tortue Ahmeyim Field, discovered by the Tortue‑1 well in May 2015, in Mauritania Block C8 and by the Guembuel-1 well in January 2016, in the Senegal Saint-Louis Offshore Profond Block covers an area within both the C8 and Saint-Louis Offshore Profond Blocks. Mauritania and Senegal agreed that the Greater Tortue Ahmeyim Field would be unitized for optimal resource recovery in the Inter-State Cooperation Agreement (ICA) signed in February 2018. The GTA UUOA was agreed between the contractor groups of the C8 and Saint-Louis Offshore Profond Blocks and approved by the appropriate Ministers in Mauritania and Senegal in February 2019. BP Mauritania and BP Senegal are co-Unit Operator and allocate responsibilities for the initial development of the Greater Tortue Ahmeyim Field. During the second quarter of 2019, SMH and PETROSEN elected to increase their respective interests in their portion of the Greater Tortue Ahmeyim Unit to the maximum allowed percentages under the respective petroleum contracts. After the elections, our interest in the exploration areas of Block C8 offshore Mauritania and in Saint Louis Offshore Profound offshore Senegal are unchanged, however, our interest in the Greater Tortue Ahmeyim Unit is now 26.8% in Mauritania and 26.7% in Senegal and is subject to redetermination of the participating interests pursuant to the terms of the GTA UUOA. In February 2019, Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA.
The Greater Tortue Ahmeyim discoveries are significant, play-opening gas discoveries for the outboard Cretaceous petroleum system and are located approximately 120 kilometers offshore Mauritania and Senegal. The Greater Tortue Ahmeyim development straddles Block C8 offshore Mauritania and Saint Louis Offshore Profond Block offshore Senegal.
We have drilled four exploration and appraisal wells within the GTA development, Tortue-1, Guembeul-1, Ahmeyim-2 and Greater Tortue Ahmeyim-1. The wells penetrated multiple, excellent quality gas reservoirs, including the Lower Cenomanian, Upper Cenomanian and underlying Albian. The wells successfully delineated the Ahmeyim and Guembeul gas discoveries and demonstrated reservoir continuity, as well as static pressure communication between the three wells drilled within the Lower Cenomanian reservoir. The discoveries range in water depths from approximately 2,700 meters to 2,800 meters, with total depths drilled ranging from approximately 5,100 meters to 5,250 meters.

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
The Greater Tortue Ahmeyim-1 appraisal well, drilled on the eastern anticline within the unit development area of Greater Tortue Ahmeyim field, encountered approximately 30 meters of net gas pay in high quality Albian reservoir. The well was drilled in approximately 2,500 meters of water, approximately 10 kilometers inboard of the Guembeul-1A and Tortue-1 wells, to a total depth of 4,884 meters.

In 2017, we completed a DST on the Tortue-1 well, demonstrating that the Tortue field is a world-class resource and confirming key development parameters including well deliverability, reservoir connectivity, and fluid composition. The Tortue-1 well flowed at a sustained, equipment-constrained rate of approximately 60 MMcfd during the main extended flow period, with minimal pressure drawdown, providing confidence in well designs that are each capable of producing approximately 200 MMcfd. The DST results confirmed a connected volume per well consistent with the current development scheme, which together with the high well rate is expected to result in a low number of development wells compared to equivalent schemes. Initial analysis of fluid samples collected during the test indicated Tortue gas is well suited for liquefaction given low levels of liquids and minimal impurities.

In December 2018, we and our partners announced that a final investment decision for Phase 1 of the Greater Tortue Ahmeyim project had been agreed. The Greater Tortue Ahmeyim Phase 1 project is designed to produce gas from a deepwater subsea system to a mid-water FPSO, which processes the gas to make it liquefaction ready, and sends the gas through a pipeline to a FLNG facility. The FLNG facility is protected behind a nearshore hub (which serves as a breakwater and LNG terminal) and is located on the Mauritania and Senegal maritime border. The FLNG facility for Phase 1 is designed to produce approximately 2.5 million tons per annum on average. The project will provide LNG for global export, as well as make gas available for domestic use in both Mauritania and Senegal. Following a competitive tender process, BP Gas Marketing (“BPGM”) was selected as the buyer for the LNG offtake for GTA Phase 1, and the Tortue Phase 1 SPA was executed in February 2020 with an initial term through the end of 2033 with a seller’s option to extend the term for an additional 10 years.
On December 31, 2024, gas from the first phase of GTA started to flow from the subsea wells to the FPSO vessel ahead of delivery to the floating LNG vessel for liquefaction. Feed gas was delivered from the FPSO vessel to the floating LNG vessel in January 2025. Full commissioning activities of the floating LNG vessel have commenced with first LNG achieved in February 2025. The first LNG cargo is expected in the first quarter of 2025. Further phases of GTA are expected to increase production through the full utilization of the existing infrastructure.

Yakaar and Teranga Discoveries
The Teranga discovery is located in the Cayar Offshore Profond block approximately 65 kilometers northwest of Dakar and was our second exploration well offshore Senegal. The Teranga-1 discovery well is located in nearly 1,800 meters of water and was drilled to a total depth of approximately 4,850 meters. The well encountered 31 meters of net gas pay in good quality reservoir in the Lower Cenomanian objective. Well results confirm that a prolific inboard gas fairway extends south from the Greater Tortue Ahmeyim area on the maritime boundary to the Teranga-1 well in Senegal.
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

The Yakaar and Teranga discoveries continue to be analyzed as a joint development. During 2023, we continued progressing appraisal studies, maturing concept design, and proposed to partners that the Yakaar and Teranga discoveries in the Cayar Offshore Profond Block be pursued as a commercial joint development. PETROSEN agreed to the proposal, however, BP decided not to participate in the development and exploitation of the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block and the related Joint Operating Agreement (the “JOA”), BP has waived its rights in respect of the Yakaar and Teranga discoveries. As provided in the JOA, Kosmos has assumed BP’s participating interest under the contract and the JOA and has become operator of the Cayar Offshore Profond Block, with customary government approvals having been received effective January 18, 2024. The participating interests in the Cayar Offshore Profond Block are: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%. During 2024, Kosmos completed the concept development work and is now working towards finalizing the partnership to support advancement of the project.

Equatorial Guinea
In March 2018, we entered into a petroleum contract covering Block S with the Republic of Equatorial Guinea. Kosmos currently holds a 34% participating interest in Block S. The Equatorial Guinean national oil company, GEPetrol, currently has a 20% carried participating interest in the Block during the exploration period. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 20% participating interest. In December 2022, we received formal approval to proceed to the second exploration sub-period for Block S ending in December 2024. In March 2023, we closed a farm-out agreement with Panoro, whereby, Panoro acquired a 6.0% participating interest in Block S offshore Equatorial Guinea. As a result of the farm-out agreement, Kosmos’ participating interest in Block S was reduced to 34.0%. In October 2024, Kosmos elected to enter the next phase of the Block S exploration license with a scheduled expiration in December 2025 and no well commitments. The election was approved by the by the Ministry of Hydrocarbons and Mining Development in December 2024.

In June 2018, we closed a farm-in agreement with a subsidiary of Ophir for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. In the first quarter of 2019, we acquired Ophir's remaining interest in and operatorship of the block, which resulted in Kosmos owning an 80% participating interest in Block EG-24. GEPetrol currently has a 20% carried interest during the exploration period. In December 2022, we received formal approval to enter the second sub-period of the exploration period ending in December 2024. In December 2024, we received approval from the Ministry of Hydrocarbons and Mining Development for a twelve month extension to December 2025 for the second sub-period of the exploration phase of Block EG-24. Should a commercial discovery be made, GEPetrol's 20% carried interest will convert to a 30% participating interest for all development and production operations.

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

The EG-01, EG-24 and S blocks are located in the southern part of the Gulf of Guinea, in the Republic of Equatorial Guinea, west of the Rio Muni petroleum province with water depths up to 2,300 meters. These blocks are located in a proven petroleum system, with our primary targets being Cretaceous sands in structural and stratigraphic traps. In total, the exploration petroleum contracts cover approximately 4,650 square kilometers and we have extensive 3D seismic coverage over the blocks.

Ceiba Field and Okume Complex
In Equatorial Guinea, we maintain a 40.4% undivided participating interest in the Ceiba Field and Okume Complex. Trident is the operator of the Ceiba Field and Okume Complex. These offshore assets in the Gulf of Guinea provide cash flow through production with the potential to increase production through exploration opportunities with potential low cost tie-backs to existing infrastructure.

The shared development of the Ceiba Field and Okume Complex consists of six subsea-well clusters that feed production to the Ceiba FPSO which is shared by both fields through a system of risers. The Okume Complex includes six platforms with an export line to move Okume production to the Ceiba FPSO.

In May 2022, Kosmos and its joint venture partners agreed with the Ministry of Hydrocarbons and Mining Development of Equatorial Guinea to extend the Block G petroleum contract term; harmonizing the expiration of the Ceiba Field and Okume Complex production licenses (from 2029 and 2034 respectively) to 2040. The license extensions support the next phase of investment in the licenses. Under the Block G petroleum contract, Kosmos is required to pay to the Ministry of Hydrocarbons and Mining Development of Equatorial Guinea a percentage of production as a royalty, currently 11%. These royalties are to be paid in‑kind or, at the election of the Ministry of Hydrocarbons and Mining Development of Equatorial Guinea, in cash. A corporate tax rate of 35% is applied to profits at a country level through December 31, 2024. In the fourth quarter of 2024, the corporate tax rate in Equatorial Guinea was reduced from 35% to 25%, with an effective date of January 1, 2025.

The 2023 Ceiba Field and Okume Complex development rig campaign commenced in the fourth quarter of 2023. The campaign initially completed one production well workover. However, as a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. During 2024, the partnership secured an alternative rig and drilling contractor and re-commenced the infill drilling campaign operations in July 2024 bringing two infill production wells online in Block G in the fourth quarter of 2024.

Sao Tome and Principe
We are the operator for the petroleum contract covering Block 5, offshore Sao Tome and Principe in the Gulf of Guinea. The block covers an area of approximately 527,000 acres (gross) in water depths ranging from 2,150 to 3,000 meters.
Our block is adjacent to, and represents a potential extension of, a proven and prolific petroleum system offshore Equatorial Guinea and northern Gabon comprising Cretaceous post-rift source rocks and Late Cretaceous reservoirs.
In August 2017, we completed a 3D seismic survey of approximately 2,500 square kilometers offshore Sao Tome and Principe. Processing has been completed and the 3D seismic data has been integrated into our geological evaluation. We continue to mature an inventory of prospects on the license area in Sao Tome and Principe and will continue to refine and assess the prospectivity. In April 2024, we received approval to extend the current exploration phase for Block 5 offshore Sao Tome and Principe to May 2025.
Our Reserves
The following table sets forth summary information about our estimated proved reserves as of December 31, 2024. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.
Our estimated proved reserves as of December 31, 2024, 2023, and 2022 were associated with our fields in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America.

Summary of Oil and Gas Reserves

	2024 Net Proved Reserves(1)			2023 Net Proved Reserves(1)			2022 Net Proved Reserves(1)
	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed
Ghana(2)	39	75	52	46	79	60	43	40	50
Equatorial Guinea	17	11	19	19	16	22	20	16	23
Mauritania/Senegal	—	—	—	—	—	—	—	—	—
Gulf of America	18	11	19	15	12	17	21	17	24
Total proved developed	74	97	90	81	106	99	84	73	96
Proved undeveloped
Ghana(2)	37	40	44	47	56	56	56	9	58
Equatorial Guinea	1	—	1	5	—	5	5	—	5
Mauritania/Senegal	7	632	113	7	628	112	7	618	110
Gulf of America	3	5	3	6	6	7	6	7	8
Total proved undeveloped(4)	48	677	161	64	690	179	74	634	180
Total Kosmos proved reserves	122	774	251	145	797	278	158	707	276
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
These natural gas reserves also include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs, the Equatorial Guinea facilities and the Greater Tortue Ahmeyim Phase 1 facilities during normal field operations. For Ghana, total proved natural gas reserves include fuel gas associated with the Jubilee and TEN Fields offshore Ghana of approximately 18.5 Bcf, 19.9 Bcf and 22.9 Bcf for 2024, 2023 and 2022, respectively. Our natural gas reserves in Equatorial Guinea are all associated with fuel gas. For Mauritania/Senegal, total proved natural gas reserves include fuel gas of approximately 55.8 Bcf, 52.3 Bcf and 51.0 Bcf in 2024, 2023 and 2022, respectively. For the Gulf of America, total proved natural gas reserves include fuel gas of approximately 1.9 Bcf for 2024 and 1.1 Bcf for 2023.
(4)Proved undeveloped reserves as of December 31, 2024 expected to be developed beyond five years since initial disclosure are all related to the Greater Tortue Ahmeyim Phase 1 project in Mauritania and Senegal which is a long-term project being developed under a continuous drilling program with long-term LNG sales obligations.
(5)Natural gas liquids proved reserves represent an immaterial amount of our total proved reserves. Therefore, we have aggregated natural gas liquids and crude oil/condensate reserves information.

Changes during the year ended December 31, 2024 at Jubilee resulted in an overall decrease of 16.1 MMBoe. Jubilee net production of 14.0 MMBoe was the largest contributing factor to the decrease. Also impacting reserves were negative revisions of 7.5 MMBoe due to field performance primarily related to the J-69 & J-68 wells, partially offset by the positive revision of 5.4 MMBoe due to drilling of two wells that had no prior proved recognition. There were no changes related to the commodity price effect in Jubilee. Changes at TEN include a negative revision of 2.5 MMBoe, primarily driven by removal of future development opportunities from the TEN Fields. The TEN net production for the December 31, 2024 was 1.5 MMBoe, for an overall decrease in reserves of 4.0 MMBoe. We note that the overall gas reserves did not change significantly in TEN and that there were no changes related to the commodity price effect. Changes at Equatorial Guinea included a negative revision of 3.0 MMBoe primarily due to loss of uneconomic PUD volumes in Okume, in addition to the net production of 3.4 MMBoe. The overall net reserves at Equatorial Guinea decreased by 6.4 MMBoe. There were no changes related to the commodity price effect on reserves in Equatorial Guinea. Changes in Mauritania and Senegal include a small positive revision of 0.9 MMBoe due to change in the calculated net reserves amount based on the updated economic parameters as part of the petroleum contract calculations. There were no changes related to the commodity price effect on reserves in Mauritania and Senegal. Changes at the Gulf of America include a positive revision of 3.5 MMBoe primarily driven by the Winterfell performance and an updated plan of development for Marmalard. There was also an extension of 1.2 MMboe in the Winterfell field based on the results of the drilled Winterfell-3 well. The Gulf of America net production for the year ended December 31, 2024 was 5.6 MMBoe for an overall reserves decrease of 0.9 MMBoe. The changes related to the commodity price effect in the Gulf of America were immaterial.

During the year ended December 31, 2024, we had an overall proved undeveloped reserves decrease of 18.0 MMBoe primarily due to the conversion of proved undeveloped reserves to proved developed reserves during 2024 related to the drilling of three wells in Jubilee (-16.3 MMBoe), the drilling of two wells in Equatorial Guinea (-1.8 MMBoe), completing two Winterfell wells (-2.9 MMBoe) and the installation of the subsea pump in Odd Job (-1.4 MMBoe). Additionally, we had increases to proved undeveloped reserves during the ended December 31, 2024 including from the optimization of future well forecasts in Jubilee (+7.1 MMBoe), a change in the calculated net reserves amount based on the updated economic parameters as part of the petroleum contract calculations of the Greater Tortue Ahmeyim Phase 1 project (+0.9 MMBoe), the addition of two undeveloped wells in Ceiba (+1.3), and the addition of two undeveloped wells in Marmalard (+1.0 MMBoe), offset by the removal of additional planned development in TEN (-3.2 MMBoe) and removal of Okume uneconomic PUD volumes (-2.7 MMBoe).

In Ghana, we converted 16.3 MMBoe of proved undeveloped reserves to proved developed with the drilling of three wells in Jubilee at a cost of approximately $42.6 million. We also drilled two wells at a cost of $62.7 million that did not convert proved developed reserves as the wells did not have any proved recognition in the prior year. In Equatorial Guinea, we converted 1.8 MMBoe of proved undeveloped reserves to proved developed reserves at a cost of $142.6 million by drilling of two wells. In Mauritania and Senegal, we spent approximately $310.9 million progressing the Greater Tortue Ahmeyim Phase 1 project. In the Gulf of America, we converted 1.4 MMBoe at a cost of approximately $42.6 million with the installation of the subsea pump in Odd Job. In addition, we converted 2.9 MMBoe with the completion of two wells in the Winterfell Field at a cost of $78.9 million.

Changes during the year ended December 31, 2023 at Jubilee include a positive revision of 35.1 MMBoe primarily due to positive field performance, the addition of gas sales recognition and positive drilling results, offset by Jubilee net production of 12.8 MMBoe. There were no changes related to the commodity price effect in Jubilee. These revisions resulted in an overall increase of 22.4 MMBoe. Changes at TEN include a negative revision of 12.6 MMBoe, primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance, net TEN production of 1.3 MMBoe, for an overall decrease in reserves of 13.9 MMBoe. There were no changes related to the commodity price effect in TEN. Changes at Equatorial Guinea included a positive revision of 3.0 MMBoe due to field performance, offset by a negative revision related to the commodity price effect of 0.7 MMBoe and net production of 3.5 MMBoe. The overall net reserves at Equatorial Guinea decreased by 1.1 MMBoe. Changes in Mauritania and Senegal include a small positive revision of 1.3 MMBoe due to optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project. There were no changes related to the commodity price effect on reserves in Mauritania and Senegal. Changes at the Gulf of America include a negative revision of 2.3 MMBoe primarily driven by the performance of Odd Job and Tornado Fields as well as the negative results from the drilling of a Marmalard well. The Gulf of America net production for the year ended December 31, 2023 was 5.6 MMBoe for an overall reserves decrease of 7.9 MMBoe. The changes related to the commodity price effect in the Gulf of America were immaterial.
During the year ended December 31, 2023, we had an overall proved undeveloped reserves decrease of 1.3 MMBoe due to several factors including the addition of sales gas and positive revision of future well forecasts based on improved performance of existing wells in Jubilee (+26.0 MMBoe), positive drilling results in Jubilee (+0.7 MMBoe), offset by a change to the partnership’s development work scope and forecasts of planned wells in TEN (-6.4 MMBoe), removal of one of the planned wells from the Okume drilling plan (-0.3 MMBoe), optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project (+1.3 MMBoe), and changes to the recovery of several Gulf of America fields (-0.3 MMBoe). Conversion of proved undeveloped volumes to proved developed related to drilling during 2023 includes the drilling of five wells in Jubilee (-21.5 MMBoe) and one well in Marmalard (-0.8 MMBoe).
In Jubilee, we converted 21.5 MMBoe of proved undeveloped reserves to proved developed with the drilling of five wells at a cost of approximately $98.0 million as well as approximately $91.3 million in subsea costs. In addition, we spent approximately $40.5 million on wells that are expected to convert in future years. In Mauritania and Senegal, we spent approximately $259.8 million progressing the Greater Tortue Ahmeyim Phase 1 development. In the Gulf of America, we converted 0.8 MMBoe at a cost of approximately $16.5 million with the drilling of one well in the Marmalard Field. In addition, we spent approximately $49.0 million on the Odd Job subsea pump installation and approximately $67.5 million towards the development of the Winterfell Field.

Changes during the year ended December 31, 2022, at Jubilee include a positive revision of 11.7 MMBoe primarily due to positive drilling results and field performance, offset by a negative revision of 7.5 MMBoe resulting from the conclusion of the Tullow pre-emption transaction in March 2022, as well as Jubilee net production of 11.3 MMBoe. These revisions resulted in an overall decrease in reserves of 7.1 MMBoe. Changes at TEN include a negative revision of 5.5 MMBoe, driven primarily by recent well performance. Additional negative revisions of 9.1 MMBoe resulted from the conclusion of the Tullow pre-emption transaction in March 2022, along with net TEN production of 2.0 MMBoe. These revisions resulted in an overall decrease in reserves of 16.7 MMBoe. Changes at Equatorial Guinea included a positive revision of 4.0 MMBoe driven by the Block G petroleum license extension and improved commodity prices. An additional positive revision of 0.9 MMBoe due to Ceiba production performance and topsides optimization was offset by net Equatorial Guinea production of 3.7 MMBoe. These revisions resulted in an overall increase in reserves of 1.2 MMBoe and changes in gas reserves were negligible. Changes at Mauritania/Senegal include a positive revision of 4.7 MMBoe of gas due to field extension resulting from the drilling of production wells, as well as a negative revision of 0.7 MMBoe in condensate based on an updated yield estimate. These revisions resulted in an overall increase in reserves of 4.0 MMBoe. Changes at the Gulf of America include positive revisions of 3.0 MMBoe associated with the Winterfell discovery and 0.8 MMBoe related to the acquisition of an additional interest in the Kodiak field. These changes were offset by a negative revision of 2.0 MMBoe based on recent water breakthrough in Odd Job and Tornado, and Kodiak production issues. The Gulf of America net production for the year ended December 31, 2022 was 6.4 MMBoe. These revisions resulted in an overall decrease in reserves of 4.6 MMBoe.
During the year ended December 31, 2022, we had an overall proved undeveloped reserves decrease of 5.6 MMBoe, as a result of several factors, including the impact of the Tullow pre-emption transaction in March 2022 (-7.9 MMBoe), optimization of future drilling in Jubilee (+4.0 MMBoe) and TEN (+2.1 MMBoe), Greater Tortue field extension that resulted from drilling of production wells and a downward condensate adjustment (+4.0 MMBoe), optimizing future development plans in the Gulf of America (+1.3 MMBoe), purchase of minerals-in-place during 2022 in the Kodiak field (+0.2 MMBoe) and the Winterfell discovery (+3.0 MMBoe). Drilling activity impact on proved undeveloped volume change includes the drilling of three wells in Jubilee (-4.6 MMBoe), one well in TEN (-5.8 MMBoe), and one well in Kodiak (-2.0 MMBoe). We note that the changes in the proved undeveloped reserves in Equatorial Guinea were negligible.
In Jubilee, we converted 4.6 MMBoe of proved undeveloped reserves to proved developed with the drilling of three wells at a cost of approximately $75.1 million. In TEN, we converted 5.8 MMBoe of proved undeveloped reserves to proved developed with the drilling of one well at a cost of approximately $13.6 million. In the Gulf of America, we converted 2.0 MMBoe of proved undeveloped reserves to proved developed with the drilling of one well in Kodiak at a cost of $13.6 million.
Estimated proved reserves
Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2024, 2023 and 2022 has been prepared by RSC, our independent petroleum engineering firm for such years, in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent petroleum engineers, please see “—Independent petroleum engineers” below.
Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined in accordance with SEC rules for proved reserves.
Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2024 are based on costs in effect at December 31, 2024 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2024, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.
Independent petroleum engineers
Ryder Scott Company, L.P.
RSC, our independent petroleum engineers for the years ended December 31, 2024, 2023 and 2022, was established in 1937. For over 80 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.

For the years ended December 31, 2024, 2023 and 2022, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2024, 2023 and 2022 and related future net revenues and PV‑10 at December 31, 2024, 2023 and 2022 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2024 reserve report was completed on January 15, 2025, and a copy is included as an exhibit to this report.
In connection with the preparation of the December 31, 2024, 2023 and 2022 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC would not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2024, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell hydrocarbons at their respective adjusted benchmark prices and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.
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
Internal controls over reserves estimation process
In our Reservoir Engineering team, we maintain an internal staff of petroleum engineering and geoscience professionals with significant experience that contribute to our internal reserve and resource estimates. This team works closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished in their reserve and resource estimation process. Our Reservoir Engineering team is responsible for overseeing the preparation of our reserves estimates and has over 100 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a minimum of a Bachelor of Science degree in petroleum engineering or geology. The person primarily responsible for our Reservoir Engineering team is Mr. Douglas Trumbauer. Mr. Trumbauer is a Licensed Professional Engineer in the State of Texas (No. 78735) and has over 39 years of practical experience in petroleum engineering. He graduated from Pennsylvania State University in 1985 with a Bachelor of Science degree in Petroleum and Natural Gas Engineering. Mr. Trumbauer worked for DeGolyer and MacNaughton for 20 years prior to joining

Kosmos Energy, and we believe he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as understanding and applying SEC and other industry reserves definitions and guidelines.
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
The Audit Committee provides oversight on the processes utilized in the development of our internal reserve and resource estimates and meets with the senior RSC representative outside the presence of any Company representatives on an annual basis to discuss RSC’s reserve assessment process in the preparation of their reserves estimates. In addition, our Reservoir Engineering team meets with representatives of our independent petroleum engineers to review our assets and discuss methods and assumptions used in preparation of the reserve and resource estimates. Finally, our senior management reviews reserve and resource estimates on an annual basis.
Gross and Net Undeveloped and Developed Acreage
The following table sets forth certain information regarding the developed and undeveloped portions of our license and lease areas as of December 31, 2024 for the countries in which we currently operate.

	Developed Area		Undeveloped Area				Current Phase
	(Acres)		(Acres)		Total Area (Acres)		Exploration
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)	Range

	(In thousands)

Ghana(2)	164	43	33	9	197	52	—	(2)
Equatorial Guinea	65	26	1,184	799	1,249	825	2025 and 2026
Mauritania	129	35	—	—	129	35	—
Sao Tome and Principe	—	—	527	310	527	310	2025
Senegal	129	34	788	709	917	743	2026
Gulf of America(3)	104	28	121	61	225	89	through 2034	(3)
Total	591	166	2,653	1,888	3,244	2,054
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
(3)Our developed Gulf of America blocks are held by production/operations, and the lease periods extend as long as production/governmental approved operations continue on the relevant block. For undeveloped areas, the licenses are immaterial with various exploration phases, with all ending by 2034.

Productive Wells
Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2024:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana(2)	64	21.43	—	—	64	21.43
Equatorial Guinea	80	32.32	—	—	80	32.32
Mauritania/Senegal	—	—	4	1.07	4	1.07
Gulf of America(2)	22	6.40	—	—	22	6.40
Total(1)	166	60.15	4	1.07	170	61.22
______________________________________
(1)Of the 170 productive wells, 49 (gross) or 16 (net) have multiple completions within the wellbore.
(2)Table above reflects our additional interests acquired in Ghana and Gulf of America. See “Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures” for discussion of potential pre-emption impact.
Drilling activity
The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2024
Ghana	—	—	—	—	—	—	4	1.54	—	—	4	1.54	4	1.54
Equatorial Guinea	—	—	1	0.43	1	0.43	2	0.81	—	—	2	0.81	3	1.24
Gulf of America	1	0.25	—	—	1	0.25	1	0.25	—	—	1	0.25	2	0.50
Total	1	0.25	1.00	0.43	2	0.68	7	2.60	—	—	7	2.60	9	3.28
Year Ended December 31, 2023
Ghana	—	—	—	—	—	—	7	2.70	—	—	7	2.70	7	2.70
Gulf of America	1	0.25	—	—	1	0.25	1	0.11	—	—	1	0.11	2	0.36
Mauritania/Senegal	—	—	—	—	—	—	1	0.27	—	—	1	0.27	1	0.27
Total	1	0.25	—	—	1	0.25	9	3.08	—	—	9	3.08	10	3.33
Year Ended December 31, 2022
Ghana(4)(5)	—	—	2	0.41	2	0.41	5	1.57	—	—	5	1.57	7	1.98
Mauritania/Senegal	—	—	—	—	—	—	3	0.80	—	—	3	0.80	3	0.80
Total	—	—	2	0.41	2	0.41	8	2.37	—	—	8	2.37	10	2.78
______________________________________
(1)As of December 31, 2024, 5 exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are 9 development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.
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

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2024.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block G	—	—	—	—	—	—	1	0.40
Gulf of America
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	2.70	—	—
Total	—	—	—	—	5	3.47	9	2.58
______________________________________

Domestic Supply Requirements
Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment. The Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana through May 2024. This interim gas agreement was subsequently extended to November 2025 at a price of approximately $3.00 per MMBtu while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement.

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
In the Gulf of America, we sell crude oil to purchasers typically through monthly contracts, with the sale taking place at multiple points offshore, depending on the particular property. Natural gas is sold to purchasers monthly through long-term contracts, with the sale taking place either offshore or at an onshore gas processing plant after the removal of NGLs. We actively market our crude oil and natural gas to purchasers, and sales prices for purchased oil and natural gas volumes are negotiated with purchasers and are based on certain published indices. Since most of the oil and natural gas contracts are generally month-to-month and at varying physical locations, there are limited dedications of production to any one purchaser. We sell the NGLs entrained in the natural gas that we produce. The arrangements to sell these products first require natural gas to be processed at an onshore gas processing plant. Once the liquids are removed and fractionated (separated into the individual hydrocarbon chains for sale), the products are sold by the processing plant. The residue gas left over is sold to natural gas purchasers as natural gas sales (referenced above). The contracts for NGL sales are with the processing plant. The prices received for the NGLs are either tied to indices or are based on what the processing plant can receive from a third-party purchaser. The gas processing and subsequent sales of NGLs are subject to contracts with longer terms and dedications of life of lease production from the Company’s leases offshore.
There are a variety of factors which affect the market for oil, including the proximity and capacity of transportation facilities, demand for oil both within the local market and beyond, the marketing of competitive fuels and the effects of government regulations on oil production and sales. Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are available, we believe that the loss of one of our marketing agents and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of operations. The economic disruption resulting from Russia’s continued war in Ukraine, ongoing instability in the Middle East, a potential regional or global recession, inflationary pressures and other varying macroeconomic conditions could further materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.
In February 2020, we, along with the co-venturers in the Greater Tortue Ahmeyim Field signed the Tortue Phase 1 SPA with BPGM to sell LNG free on board (FOB) from the Greater Tortue Ahmeyim Field located offshore Mauritania and Senegal. The annual contract quantity under the Tortue Phase 1 SPA is 127,951,000 MMBtu (the “ACQ”) which is equivalent to approximately 2.45 million tonnes per annum, subject to limited downward adjustment by the sellers. The sales price for LNG under the Tortue Phase 1 SPA is set as a percentage of a crude oil price benchmark for the ACQ volumes (the “ACQ Sales Price”). The Tortue Phase 1 SPA has an initial term through the end of 2033, which can be extended by a further ten years at the co-venturers option.

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
The oil and gas industry as a whole has experienced continued volatility. Globally, the impact of Russia’s continued war in Ukraine, ongoing instability in the Middle East, a potential recession, inflationary pressures and other varying macroeconomic conditions has impacted supply and demand for oil and gas, which also resulted in significant variations in oil and gas prices. Dated Brent crude, the benchmark for our international oil sales, ranged from approximately $71 to $93 per barrel during 2024. HLS crude, the benchmark for our Gulf of America oil sales, which generally trades at a discount to Dated Brent, ranged from approximately $66 to $90 during 2024. Excluding the impact of hedges, our realized oil price for 2024 was $78.70 per barrel.

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

International (Non-operated)
Tullow, BP, and Trident, our partners and the operators, respectively, of (i) the Jubilee Unit and the TEN Fields offshore Ghana, (ii) the Greater Tortue Ahmeyim Field offshore Mauritania and Senegal, and (iii) the Ceiba Field and Okume Complex offshore Equatorial Guinea, respectively, maintain Oil Spill Response Plans (“OSRP”) covering the joint operations. The OSRPs include access to Oil Spill Response Limited’s (“OSRL”) oil spill response services comprising technical expertise and assistance, including access to response equipment and dispersant spraying systems. The equipment includes capping stacks, debris removal, subsea dispersant and auxiliary equipment. The equipment meets industry accepted standards and can be deployed by air cargo and other conventional means to suit multiple application scenarios. Under the OSRPs, emergency response teams may be activated to respond to oil spill incidents.
In addition, Kosmos develops an emergency response plan and subscribes to a response organization to prepare and demonstrate our readiness to respond to a subsea well control incident in the event we are the operator.
Gulf of America (Operated and Non-operated)
After the major well control incident and oil release in the Gulf of America in 2010, the U.S. Department of Interior updated regulations which govern the type, amount and capabilities of response equipment that needs to be available to operators to respond to similar incidents. These regulations also dictate the type and frequency of training that operating personnel need to receive and demonstrate proficiency in. Kosmos also has an OSRP which is approved by the Bureau of Safety and Environmental Enforcement (“BSEE”). This OSRP would be activated if needed in the event of an oil spill or containment event in the Gulf of America where Kosmos is the operator. Kosmos joined several cooperatives that were established to meet the requirements of the new regulations. For capping and containment, Kosmos joined the HWCG, LLC consortium whose capabilities include; (i) one dual ram capping stack rated to 15,000 psi and one valve capping stack rated to 20,000 psi, (ii) intervention equipment to cap and contain a well with the mechanical and structural integrity to be shut in at water depths up to 10,000 feet, and (iii) the ability to capture and process 130,000 barrels of fluid per day and 220 MMcf of gas per day. Kosmos is also a member of the Clean Gulf Associates (“CGA”) Oil Spill Cooperative, which provides oil spill response capabilities to meet regulatory requirements. Equipment and services include a High Volume Open Sea Skimming System (“HOSS”), dedicated oil spill response vessels strategically positioned along the U.S. gulf coast, dispersants and dispersant delivery systems, various types of spill response booms and mobile wildlife rehabilitation equipment. Due to federal regulations, all of the HWCG and CGA equipment is dedicated to U.S. operations and cannot be utilized outside the country. In addition, Kosmos is also a member of the Marine Spill Response Corporation (“MSRC”) which also provides various oil spill response services for coastal and inland environments in the Gulf of America.

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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors” in this annual report on Form 10-K.
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
Kosmos is committed to investing in the development of our employees. We support development through a blend of learning approaches including in-person and virtual training opportunities, on-the-job training, conferences, cross team projects and experiences and our leadership development program. Each year, all employees also have an opportunity to provide feedback on the employee experience and Kosmos culture through our annual employee opinion survey. Based on employee scores and feedback, Kosmos was named in the 2024 Top 100 Places to Work by the Dallas Morning News, as well as the Houston Chronicle. The feedback received through this annual survey is used to support continuous improvement and enhance the overall employee experience. In 2024, Kosmos had a retention rate of 94%.
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
As of December 31, 2024, we had 243 employees with 199 being based in the United States and 44 residing in our foreign offices. Our workforce was approximately 37% gender diverse and approximately 21% minority.
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
•The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and gas reserves;
•We may not be able to commercialize our interests in some of the natural gas produced from our license areas;
•Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our oil and natural gas production;
•We are subject to numerous risks inherent to the exploration, development, and production of oil and natural gas;
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
•The geographic locations of our licenses in Africa and the Gulf of America subject us to a risk of loss of revenue or curtailment of production from factors specifically affecting those areas;

Our Business and Financial Condition
•A substantial or extended decline in oil, natural gas and LNG prices may adversely affect our business, financial condition and results of operations;
•Our business plan requires substantial additional capital;
•We may be required to take write‑downs of the carrying values of our oil and natural gas assets due to decreases in the estimated future net cash flows from our operations, which may occur as a result of decreases in oil, natural gas, and

LNG prices, poor field performance, increased expenditures or changes in the timing or amount of investment, among other things, and such decreases could result in reduced availability under our commercial debt facility;
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
•Our commercial debt facility and indentures governing our Senior Notes and Convertible Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions;
•Provisions of our Senior Notes and Convertible Senior Notes could discourage an acquisition of us by a third-party;
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
•A cybersecurity incident, including a breach of digital security, could result in information theft, data corruption, operational disruption, and/or financial loss;
•Our ability to utilize net operating loss carryforwards may be subject to certain limitations;

Regulation
•Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic, and environmental circumstances;
•More comprehensive and stringent regulation in the Gulf of America has materially increased costs and delays in offshore oil and natural gas exploration and production operations;
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
•We operate in a litigious environment;
•We face various risks associated with global activism;
•Our share price may be volatile, and purchasers of our common stock could incur substantial losses; and
•Holders of our common stock will be diluted if additional shares are issued.

Risks Relating to our Oil and Natural Gas Operations
We have limited proved reserves and areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.
We have limited proved reserves. A portion of our oil and natural gas assets consists of discoveries without approved PoDs and with limited well penetrations, as well as identified yet unproven prospects based on available seismic and geological information that indicates the potential presence of hydrocarbons. However, the areas we decide to drill may not yield oil or natural gas in commercial quantities or quality, or at all. Many of our current discoveries and all of our prospects are in various stages of evaluation that will require substantial additional analysis and interpretation. Even when properly used and interpreted, 2D, 3D and 4D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our discoveries or prospects will contain oil or natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil or natural gas is found on our discoveries or prospects in commercial quantities, construction costs of gathering lines, subsea infrastructure, other production facilities and floating production systems and transportation costs may prevent such discoveries or prospects from being economically viable, and approval of PoDs by various regulatory authorities, a necessary step in order to develop a commercial discovery, may not be forthcoming. Additionally, the analogies drawn by us using available data from other wells, more fully explored discoveries or producing fields may not prove valid with respect to our drilling prospects. We may terminate our drilling program for a discovery or prospect if data, information, studies and previous reports indicate that the possible development of a discovery or prospect is not commercially viable and, therefore, does not merit further investment. If a significant number of our discoveries or prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.
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
Our management team has identified and scheduled drilling locations and possible infrastructure locations on our license and lease areas over a multi‑year period. Our ability to drill and develop these locations depends on a number of factors, including the availability of equipment and capital, approval by block or lease partners and national and state regulators, seasonal conditions, oil prices, assessment of risks, costs and drilling results. For example, a shutdown of the U.S. federal government could delay the regulatory review and approval process associated with drilling or developmental activities within our license areas in the Gulf of America. The final determination on whether to drill or develop any of these locations will be dependent upon the factors described elsewhere in this report as well as, to some degree, the results of our drilling and production activities with respect to our established wells and drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled or infrastructure installed or modified within our expected timeframe or at all or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. As such, our actual drilling and development activities may be materially different from our current expectations, which could adversely affect our results of operations and financial condition.
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
Under certain petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2024, we have unfulfilled drilling obligations for one development well in Equatorial Guinea. In certain other petroleum contracts, we are in the initial exploration phases, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.
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
We may be liable for certain costs if third parties who contract with us or with the operators of our license and lease areas are unable to meet their commitments under such agreements. We are currently exposed to credit risk through joint interest receivables from our block and/or unit partners. If any of our partners in the blocks or units in which we hold interests are unable to fund their share of the exploration, development and decommissioning expenses, we may be liable for such costs. In the past, certain of our partners have not paid their share of block costs in the time frame required by the relevant agreements for these blocks. This has resulted in such party being in default, which in return requires Kosmos and its non‑defaulting block partners to pay their proportionate share of the defaulting party’s costs during the default period. Should a default not be cured, Kosmos could be required to pay its share of the defaulting party’s costs going forward.
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
Our principal exposure to credit risk will be through receivables resulting from the sale of our oil, natural gas and LNG as well as our commodity derivatives contracts. The inability or failure of our significant customers or counterparties to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. We have joint interest receivables, domestic gas payment receivables, and project development carries in Ghana, Mauritania and Senegal, and our counterparties under these agreements may have difficulty in paying amounts due to Kosmos. The inability or failure of third parties we contract with to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We are unable to predict sudden changes in creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited and we could incur significant financial losses.

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
As we carry out our exploration and development programs, we have arrangements with respect to existing license areas and may have agreements with respect to future license areas that result in a greater proportion of our license areas being operated by others. Currently, we are not the operator of the Jubilee Unit, the TEN Fields, the Ceiba Field and Okume Complex, the Greater Tortue Ahmeyim Unit or certain producing fields in the Gulf of America and do not hold operatorship in certain other offshore blocks. As a result, we may have limited ability to exercise influence over the operations of the discoveries or prospects operated by our block or unit partners, or which are not wholly-owned by us, as the case may be. Dependence on block or unit partners could prevent us from realizing our target returns for those discoveries or prospects. Further, because we do not have majority ownership in all of our properties, we may not be able to control the timing, or the scope, of exploration or development activities or the amount of capital expenditures and, therefore, may not be able to carry out one of our key business strategies of minimizing the cycle time between discovery and initial production. The success and timing of exploration and development activities will depend on a number of factors that will be largely outside of our control, including:
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
The process of estimating oil and gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2024.
In order to prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The process also requires economic assumptions about matters such as oil, natural gas and LNG prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
Actual future production, oil, natural gas and LNG prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil, natural gas and LNG prices and other factors, many of which are beyond our control.
The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and gas reserves.
You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and gas reserves. In accordance with the SEC requirements, we have based the estimated discounted future net revenues from our proved reserves on the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the preceding twelve months, adjusted for an anticipated market premium, without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas assets will be affected by factors such as:
•actual prices we receive for oil, natural gas and LNG;
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
We may not be able to commercialize our interests in some of the natural gas produced from our license areas.
The development of the market for natural gas in certain of our international license areas is still in its early stages. Currently the infrastructure to transport and process natural gas on commercial terms is limited and the expenses associated with constructing such infrastructure ourselves may not be commercially viable given local prices currently paid for natural gas. Accordingly, there may be limited or no value derived from the natural gas produced from some of our international license areas.
In Ghana, we currently produce associated gas from the Jubilee and TEN Fields. A gas pipeline from the Jubilee Field transports such natural gas onshore for processing and sale. We granted the Government of Ghana the first 200 Bcf of natural gas exported from the Jubilee Field to shore at zero cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment. During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas to the Government of Ghana through May 2024. This interim gas sales agreement was subsequently extended to November 2025 while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. If the interim gas sales agreement is not extended again or a long-term gas sales agreement in Ghana is not approved, we may not be able to commercialize our natural gas resources in Jubilee. Our inability to export associated natural gas from the Jubilee Field could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.

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
Additionally, the future exploitation and sale of associated and non‑associated natural gas and liquids and LNG will be subject to timely commercial processing and marketing of these products, which depends on the contracting, financing, building and operating of infrastructure by third parties. For example, we transport and process natural gas from the Jubilee and TEN Fields to mainland Ghana through a pipeline and processing facilities that are controlled by the Government of Ghana. We cannot provide any assurance about uptime and availability of the pipeline and processing facilities. In addition, during 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas to the Government of Ghana through May 2024. This interim gas sales agreement was subsequently extended to November 2025 while the partners continue on-going discussions with the Government of Ghana regarding a long-term future gas sales agreement. If the interim gas sales agreement is not extended again or a long-term gas sales agreement in Ghana is not approved, our ability to continuously extract and process natural gas may be harmed and we may be required to re-inject or flare such natural gas in order to maintain crude oil production and or reduce our overall crude oil production, which may adversely impact our results of operations, financial condition and prospects.

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
Furthermore, the marketability of expected oil and natural gas production from our discoveries and prospects will also be affected by numerous factors. These factors include, but are not limited to, market fluctuations of prices (such as recent significant variations in oil, natural gas and LNG prices), proximity, capacity and availability of drilling rigs and related equipment, qualified personnel and support vessels, processing facilities, transportation vehicles and pipelines, equipment availability, access to markets and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, allowable production, domestic supply requirements, importing and exporting of oil and natural gas, the ability to flare or vent natural gas, health and safety matters, environmental protection and climate change). The effect of these factors, individually or jointly, may result in us not receiving an adequate return on invested capital.
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
Tropical storms, hurricanes and the threat of tropical storms and hurricanes often result in the shutdown of operations, particularly in the Gulf of America, as well as operations within the path and the projected path of the tropical storms or hurricanes. In addition, the physical impacts of climate change in the areas in which our assets are located or in which we otherwise operate, including any corresponding increases to the severity and frequency of storms, floods and other weather events, could adversely impact our operations or disrupt transportation or other process‑related services provided by our third‑party contractors. Weather events have caused significant disruption to the operations of offshore and coastal facilities in the Gulf of America region. In the future, during a shutdown period, we may be unable to access well sites and our services may be shut down. Additionally, tropical storms or hurricanes may cause evacuation of personnel and damage to our platforms and other equipment, which may result in suspension of our operations. The shutdowns, related evacuations and damage can create unpredictability in activity and utilization rates, as well as delays and cost overruns, which could have a material adverse effect on our business, financial condition and results of operations.

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

The geographic locations of our licenses in Africa and the Gulf of America subject us to a risk of loss of revenue or curtailment of production from factors specifically affecting those areas.
A large portion of our current exploration licenses are located in Africa and a significant proportion of our total production comes from the Jubilee Unit Area and TEN Fields offshore Ghana. Some or all of these licenses could be affected should any region experience any of the following factors (among others):
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
Risks Relating to our Business and Financial Condition
A substantial or extended decline in both global and local oil, natural gas and LNG prices may adversely affect our business, financial condition and results of operations.
The prices that we will receive for our oil, natural gas, and LNG will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. Oil, natural gas and LNG prices experienced significant volatility in the past few years and will likely continue to be volatile in the future. For example, Russia’s continued war in Ukraine, ongoing instability in the Middle East, a potential regional or global recession, inflationary pressures and other varying macroeconomic conditions and the effects on demand for oil and natural gas has resulted in significant variations in oil, natural gas and LNG prices. The prices that we will receive for our production and the levels of our production depend on numerous factors. These factors include, but are not limited to, the following:
•changes in supply and demand for oil, natural gas, and LNG;
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
Lower oil prices may not only reduce our revenues but also may limit the amount of oil and LNG that we can produce economically. A substantial or extended decline in oil, natural gas, and LNG prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Additionally, a substantial or extended decline in oil, natural gas and LNG prices could result in surety companies seeking additional collateral to support existing surety or performance bonds, such as cash or letters of credit, and we cannot provide assurance that we will be able to satisfy such collateral demands. If we are required to provide collateral in the form of cash or letters of credit, our liquidity position could be negatively impacted and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing or obtain surety or performance bonds on commercially reasonable terms, we may be forced to reduce our capital expenditures. These factors may make it more difficult for us to obtain the financial assurances required by the BOEM to conduct operations in the Gulf of America. These difficulties could result in increased costs on our operations and consequently have a material adverse effect on our business and results of operations.

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
•oil, natural gas, and LNG prices;
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

All of our proved reserves, oil and natural gas production and cash flows from operations are currently associated with our licenses offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America. Should any event occur which adversely affects such proved reserves, production and cash flows from these licenses, including, without limitation, any event resulting from the risks and uncertainties outlined in this “Risk Factors” section, our business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.
We may be required to take write‑downs of the carrying values of our oil and natural gas assets due to decreases in the estimated future net cash flows from our operations, which may occur as a result of decreases in oil, natural gas, and LNG prices, poor field performance, increased expenditures or changes in the timing or amount of investment, among other things, and such decreases could result in reduced availability under our commercial debt facility.
We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method. Under such method, we are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of appraisal and development plans, production data, oil, natural gas, and LNG prices, economics and other factors, we may be required to write down the carrying value of our oil and natural gas assets. A write‑down constitutes a non‑cash charge to earnings. For example, if there is a significant and sustained drop in oil, natural gas, and LNG prices, field performance is not as expected, or we encounter increased expenditures, we may incur future write‑downs and charges.
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
We intend to maintain insurance against certain risks in the operation of the business we plan to develop and in amounts in which we believe to be reasonable. Such insurance, however, may contain exclusions and limitations on coverage or may not be available at a reasonable cost or at all. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. For example, recent increases in the cost of insurance coverage in the Gulf of America for Oil Spill Financial Responsibility requirements under the Oil Pollution Act of 1990 may result in Kosmos carrying lower insurance coverage than in previous years. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition and results of operations. Further, even in instances where we maintain adequate insurance coverage, potential delays related to receipt of insurance proceeds as well as delays associated with the repair or rebuilding of damaged facilities could also materially and adversely affect our business, financial condition and results of operations.
Slower global economic growth rates may materially adversely impact our operating results and financial position.
Market volatility and reduced consumer demand due to inflationary pressures, increased tariffs or otherwise may increase economic uncertainty. Global economic growth drives demand for energy from all sources, including hydrocarbons. A lower future economic growth rate is likely to result in decreased demand growth for crude oil and natural gas production. A decrease in demand, notwithstanding impacts from other factors, could potentially result in lower commodity prices, which would reduce our cash flows from operations, our profitability and our liquidity and financial position.
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
To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil, natural gas and LNG, we have and may in the future enter into derivative arrangements for a portion of our oil and natural gas production, including, but not limited to, puts, collars and fixed‑price swaps. In addition, we have and may in the future enter into derivative arrangements designed to hedge our interest rate risk. We do not currently designate any of our derivative instruments as hedges for accounting purposes and record all derivative instruments on our balance sheet at fair value. Changes in the fair value of our derivative instruments are recognized in earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.
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
These types of derivative arrangements may limit the benefit we could receive from increases in the prices for oil, natural gas and LNG or beneficial interest rate fluctuations and may expose us to cash margin requirements. In addition, a reduction in our ability to access credit could reduce our ability to implement derivative arrangements on commercially reasonable terms.

Our commercial debt facility and the indentures governing our Senior Notes and Convertible Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our future goals.
Our commercial debt facility and the indentures governing our Senior Notes and Convertible Senior Notes include certain covenants that, among other things, restrict:
•our investments, loans and advances and certain of our subsidiaries’ payment of dividends and other restricted payments;
•our incurrence of additional indebtedness;
•the granting of liens, other than liens created pursuant to the commercial debt facility or the indentures governing our Senior Notes and Convertible Senior Notes and certain permitted liens;
•mergers, consolidations and sales of all or a substantial part of our business or licenses;
•the hedging, forward sale or swap of our production of crude oil or natural gas or other commodities;
•the sale of assets (other than production sold in the ordinary course of business); and
•in the case of the commercial debt facility, our capital expenditures that we can fund with the proceeds of our commercial debt facility.
Our commercial debt facility requires us to maintain certain financial ratios, such as debt service coverage ratios and cash flow coverage ratios. All of these restrictive covenants may limit our ability to move funds among our subsidiaries, operate our business, or expand or pursue our business strategies. Our ability to comply with these and other provisions of our commercial debt facility and the indentures governing our Senior Notes and Convertible Senior Notes may be impacted by changes in economic or business conditions, our results of operations or events beyond our control. The breach of any of these covenants could result in a default under our commercial debt facility and the indentures governing our Senior Notes and Convertible Senior Notes, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under such debt instruments, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders, successors or assignees could proceed against their collateral. If the indebtedness under our commercial debt facility and the indentures governing our Senior Notes and Convertible Senior Notes were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. In addition, the limitations imposed by such debt instruments on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Provisions of our Senior Notes and Convertible Senior Notes could discourage an acquisition of us by a third-party.
Certain provisions of the indentures governing our Senior Notes and Convertible Senior Notes could make it more difficult or more expensive for a third-party to acquire us, or may even prevent a third-party from acquiring us. For example, upon the occurrence of a “change of control triggering event” (as defined in the indentures governing our Senior Notes), holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. In addition, upon the occurrence of a “fundamental change” (as defined in the indenture governing our Convertible Senior Notes) holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. By discouraging an acquisition of us by a third-party, these provisions could have the effect of depriving the holders of our common stock of an opportunity to sell their common stock at a premium over prevailing market prices.
Our level of indebtedness may increase and thereby reduce our financial flexibility.
At December 31, 2024, we had $900.0 million outstanding and $450.0 million of committed undrawn available capacity under our commercial debt facility. As of December 31, 2024, we had $1.9 billion principal amount of Senior Notes and Convertible Senior Notes outstanding. In the future, we also may incur significant off-balance sheet obligations and/or significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.
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
A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future economic performance. General economic conditions, risks associated with exploring for and producing oil and natural gas, oil, natural gas, and LNG prices and financial, business and other factors affect our operations and our future economic performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our indebtedness and future working capital, borrowings or equity financing may not be available to pay or refinance such indebtedness. Factors that will affect our ability to raise cash through an offering of our equity securities or a refinancing of our indebtedness include financial market conditions, the value of our assets and our performance at the time we need capital.
We are a holding company and our ability to make payments on our outstanding indebtedness, including our Senior Notes and Convertible Senior Notes, is dependent upon the receipt of funds from our subsidiaries by way of dividends, fees, interest, loans or otherwise.
We are a holding company, and our subsidiaries own all of our assets and conduct all of our operations. Accordingly, our ability to make payments of interest and principal on our outstanding indebtedness, including the Senior Notes and Convertible Senior Notes, will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries will not have any obligation to pay amounts due on the Senior Notes and Convertible Senior Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of the Senior Notes and Convertible Senior Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indentures governing our Senior Notes and Convertible Senior Notes limit the ability of our subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments to us, with significant qualifications and exceptions. In addition, the terms of the commercial debt facility limit the ability of the obligors thereunder, including our material operating subsidiaries that hold interests in our assets located offshore Ghana and Equatorial Guinea and their intermediate parent companies to provide cash to us through dividend, debt repayment or intercompany lending. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes and Convertible Senior Notes.
We may be subject to risks in connection with acquisitions and the integration of acquisitions may be difficult.
We periodically evaluate acquisitions of prospects and licenses, reserves and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of these assets or businesses requires an assessment of several factors, including:
•recoverable reserves;
•future oil, natural gas and LNG prices and their appropriate differentials;

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
A cybersecurity incident, including a breach of digital security, could result in information theft, data corruption, operational disruption, and/or financial loss.
The oil and gas industry has become increasingly dependent on digital technologies to conduct day‑to‑day operations including certain exploration, development and production activities. For example, software programs are used to interpret seismic data, manage drilling rigs, conduct reservoir modeling and reserves estimation, and to process and record financial and operating data.
We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves and for many other activities related to our business. Our business partners, including vendors, service providers, co‑venturers, purchasers of our production, and financial institutions, are also dependent on digital technology. The complexity of the technologies needed to explore for and develop oil and gas in increasingly difficult physical environments, such as deepwater, and global competition for oil and gas resources make certain information more attractive to thieves.
As dependence on digital technologies has increased, cybersecurity incidents, including deliberate attacks or unintentional events, have also increased. A cyber‑attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or personal, confidential or proprietary information, corrupting data, or causing operational disruption, or result in denial‑of‑service on websites. For example, in 2021, the Colonial Pipeline was subject to a ransomware attack that disabled the pipeline for several days, affecting consumers throughout the eastern coast of the United States. A number of U.S. companies have also been subject to cyber-attacks in recent years resulting in unauthorized access to personal, confidential or proprietary information and operational disruptions. Certain countries are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies.
Our technologies, systems, networks, and those of our business partners may become the target of cyber‑attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of personal, confidential, proprietary and other information, or other disruption of our business operations. In addition, certain cybersecurity incidents, such as surveillance, may remain undetected for an extended period. A cybersecurity incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans, harm our reputation and negatively impact our operations. We expect to maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events, whether or not covered by insurance, could have a material adverse effect on our financial position and results of operations. Although to date we have not experienced any material cyber‑attacks, there can be no assurance that we will not be the target of cyber‑attacks in the future or suffer such losses related to any cyber‑incident. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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

For example, former President Biden signed an executive order on January 20, 2021, titled “Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis”, which among other things called for a review of regulations and other executive actions promulgated, issued or adopted during the first Trump Administration to assess whether they were, in the view of the Biden Administration, sufficiently protective of public health and the environment, including with respect to climate change, and consistent with science. While these executive orders, should they remain in place, may increase our compliance costs, restrict our access to additional acreage and new leases, lead to limitations or delays on our ability to secure additional permits or otherwise lead to limitations on the scope of our operations, President Trump has indicated that a priority of his incoming administration would be to increase the domestic production of fossil fuels, and reverse many of the Biden Administration’s environmental policies. As such, the potential impacts of these Biden Administration executive orders on our future consolidated financial condition, results of operations or cash flows cannot currently be predicted.

In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and where we are resident for tax purposes and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities, as is the case in Ghana, where the GRA has disputed certain tax deductions we had claimed in prior fiscal years’ Ghanaian tax returns as non‑allowable under the terms of the Ghanaian Petroleum Income Tax Law, as well as non‑payment of certain transactional taxes, contractual fiscal obligations and other payments. We have faced, and continue to face, similar tax related disputes with the Senegal, Mauritania, and Equatorial Guinea Tax Administrations.
Additionally, monetary sector reform initiatives in the West African Monetary Union and the Central African Economic and Monetary Union, such as through the implementation of Regulation 02/18/ECMAC/UMAC/CM by the Bank of Central African States could restrict or prevent payments being made in a foreign currency; impose restrictions on offshore and onshore foreign currency accounts; and/or restrict or prevent the repatriation of revenues and debt proceeds. The attempted imposition of or the implementation or realization of any of the foregoing could have an adverse impact on our financial condition and results of operations. For example, compliance with West African Monetary Union Regulations in Senegal could result in our exposure to, among other things, foreign exchange risks/costs and impact the efficiency of moving cash balances in and out of country.

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
More comprehensive and stringent regulation in the Gulf of America has materially increased costs and delays in offshore oil and natural gas exploration and production operations.
In the Gulf of America, regulatory initiatives are continually developed and implemented at the federal level to prevent major well control incidents. The Department of Interior (“DOI”) through the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”), has issued a variety of regulations and Notices to Lessees and Operators (“NTLs”), intended to impose additional safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of America. These regulatory initiatives effectively slowed down the pace of drilling and production operations in the Gulf of America as adjustments were being made in operating procedures, certification requirements and lead times for inspections, drilling applications and permits, and exploration and production plan reviews, and as the federal agencies evolved into their present-day bureaus. On May 15, 2019, BSEE published a final rule with an effective date of July 15, 2019 that revises requirements for well design, well control, casing, cementing, real-time monitoring (RTM), and subsea containment. These revisions modify regulations pertaining to offshore oil and gas drilling, completions, workovers, and decommissioning in accordance with Executive and Secretary of the Interior's Orders. Key features of the well control regulations include requirements for blowout preventers (BOPs), double shear rams, third-party reviews of equipment, real time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment. For a discussion of recent drilling and climate change executive orders signed by former President Biden and the potential impact of the new Trump Administration on these orders, see the risk factor earlier in this 10-K titled “Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.”

In addition to the array of new or revised safety, permitting and certification requirements developed and implemented by the DOI in the past few years, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, such as, for example, a proposal to significantly increase the minimum financial responsibility demonstration required under the Oil Pollution Act of 1990. To the extent the existing regulatory initiatives implemented and pursued over the past few years or any future restrictions, whether through legislative or regulatory means or increased or broadened permitting and enforcement programs, foster uncertainties or delays in our offshore oil and natural gas development or exploration activities, then such conditions may have a material adverse effect on our business, financial condition and results of operations. Any other new rules, regulations or legal initiatives by BOEM or other governmental authorities that impose more stringent requirements regarding financial assurances, moratoria on new leases or otherwise adversely affecting our offshore activities could result in increased costs, limit our operations and adversely impact our future financial results.

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
In addition, we expect continuing attention to climate change and energy transition issues. For example, in April 2016, 195 nations, including Ghana, Mauritania, Sao Tome and Principe, Senegal and the United States, signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. President Trump has indicated that he intends to withdraw the United States from the Paris Agreement, as he did during his first term. Separately, in December 2023, the U.S. EPA announced its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and repot large methane emissions to the EPA. Relatedly, in November 2024, the U.S. EPA finalized a rule implementing the Waste Emissions Charge, a fee for large emitters of methane if their emissions exceed certain levels, as required by the Inflation Reduction Act. In addition, in March 2024, the SEC finalized rules requiring disclosure of a range of climate change-related information, including, among other things, companies’ climate change risk management; material climate-related financial risks; and disclosure of material Scope 1 and Scope 2 emissions. While implementation of the rules could be costly and time consuming, litigation challenging the rules has commenced, and the SEC has stayed the rules pending this litigation; in addition, President Trump criticized these rules during his campaign, and it is expected that his administration could take steps to undo them. It cannot be determined at this time what effect these various climate change and GHG emissions-related developments will have on our business, results of operations and financial condition. This legislative and regulatory uncertainty, however, could result in a disruption to our business or operations. For a discussion of environmental and climate change executive orders signed by former President Biden and the potential impact of the Trump Administration on these orders, see the risk factor earlier in this 10-K titled “Our business, operations and financial condition may be directly and indirectly adversely affected by political, economic and environmental circumstances, and changes in laws and regulations, in the countries and regions in which we operate.”

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
Swap dealers that we transact with need to comply with margin and segregation requirements for uncleared swaps. While our uncleared swaps are not directly subject to those margin requirements as a result of the fact that they are used by us for hedging purposes, due to the increased costs to dealers for transacting uncleared swaps in general, our costs for these transactions may increase..
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
We face various risks associated with global activism.
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
•the price of oil, natural gas and LNG;
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
As of February 20, 2025, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common stock was 132. On February 20, 2025, the last reported sale price of Kosmos’ common stock, as reported on the NYSE, was $3.35 per share.
Kosmos does not currently pay a dividend. Any decision to pay dividends in the future is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. Certain of our subsidiaries are currently restricted in their ability to pay dividends to us pursuant to the terms of the Senior Notes and the Facility, unless we meet certain conditions, financial and otherwise.
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
The following graph illustrates changes over the five-year period ended December 31, 2024, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Kosmos Energy Ltd. (KOS)
S&P 500 (SPX)
Dow Jones U.S. Exploration & Production Index (DWCEXP)

	December 31,
	2019	2020	2021	2022	2023	2024
Kosmos Energy Ltd. (KOS)	$100.00	$41.90	$61.80	$113.50	$119.80	$61.00
S&P 500 (SPX)	100.00	118.40	152.30	124.70	157.50	196.80
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	66.20	114.10	179.60	187.60	185.20

Item 6.  Selected Financial Data
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for consolidated financial information as of and for the three years ended December 31, 2024.

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

Overview
Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America (formerly the U.S. Gulf of Mexico). Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success.

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

In April 2024, in conjunction with the Spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. As amended and restated, the Facility size and borrowing base capacity is approximately $1.35 billion (increased from $1.25 billion) and was capped by total commitments of approximately $1.21 billion as of June 30, 2024. In September 2024, we added two new lenders to the Facility syndicate, increasing current total commitments by approximately $145.0 million to the full Facility size and borrowing base capacity of $1.35 billion.

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

Ghana

During the year ended December 31, 2024, Ghana production averaged approximately 120,900 Boepd gross (41,300 Boepd net).
The phased development of the Jubilee Field continued during 2024 bringing three production wells and two water injection wells online during the first half of 2024. We completed the three year infill drilling campaign in Ghana during the second quarter of 2024. The partnership is now conducting a new 4D seismic survey which started in early 2025. In December 2024, the partnership entered into a drilling rig contract for the next development drilling campaign in the Jubilee Field, which is expected to commence in the second quarter of 2025. The campaign is planned to include the drilling and completion of two in-fill wells in the Jubilee Field in 2025, both expected to be online in the third quarter of 2025. The rig will then undergo scheduled maintenance before returning for a planned four-well drilling campaign on Jubilee in 2026.

During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana. This interim gas sales agreement has been extended to November 2025 at a price of approximately $3.00 per MMBtu.
Gulf of America
During the year ended December 31, 2024, Gulf of America production averaged approximately 15,300 Boepd (net) (~83% oil).

In July 2024, we announced start-up of oil production at the Winterfell development in the Green Canyon area of the Gulf of America (25% working interest). The Winterfell project is a phased development with the initial two production wells of the first phase brought online in the third quarter of 2024. The third development well was drilled in the second quarter of 2024 and brought online in October 2024. Shortly after startup of the third well, production at the field was curtailed due to sand production from the third well seen at the production facility. In December 2024, production from Winterfell-1 and Winterfell-2 was restored and remediation work on Winterfell-3 is currently underway. We expect production to be restored at Winterfell-3 in the first quarter of 2025. Additional development drilling is expected to re-commence in 2025 with the drilling and completion of the Winterfell-4 well, which is expected to be online in the second half of 2025.

The Odd Job Field subsea pump was successfully brought online in July 2024. The project is expected to help sustain long-term production from the Odd Job Field.

The Kodiak #3 infill well located in Mississippi Canyon was brought online in April 2021. The well experienced production issues and was side-tracked. The Kodiak-3ST well was brought online in early September 2022. Well results and initial production were in line with expectations, however well productivity declined thereafter. Workover operations were completed in July 2024 and successfully restored the well productivity.

In October 2023, we announced the Tiberius infrastructure-led exploration well, located in Keathley Canyon Block 964 in the Outer Wilcox play, encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. During the first quarter of 2024, Kosmos was awarded five blocks in the Gulf of America Lease Sale 261, including three blocks nearby to our Tiberius discovery. In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Block 920 and 964, offshore Gulf of America. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%. The Tiberius project continues to progress as a phased development with discussions ongoing with our partner to finalize the development plan and timing of a final investment decision.

Equatorial Guinea

Production in Equatorial Guinea averaged approximately 25,000 Bopd gross (8,700 Bopd net) for the year ended December 31, 2024.

The Ceiba and Okume Complex workover and infill drilling campaign commenced in the fourth quarter of 2023, completing one production well workover. As a result of safety issues with the drilling rig, the operator terminated the rig contract in early February 2024. In the second quarter of 2024, the partnership secured an alternative rig and drilling contractor to resume the drilling campaign. The infill drilling campaign re-commenced in July 2024 bringing two infill production wells in Block G online in the fourth quarter of 2024. The drilling campaign also included drilling of the S-6 “Akeng Deep” ILX prospect in Block S offshore Equatorial Guinea in the fourth quarter of 2024. The well was drilled to a total vertical depth of approximately 13,225 feet (~4030 meters) and encountered sub-commercial quantities of hydrocarbons. The well has now been plugged and abandoned. The Akeng Deep well marks the end of the 2024 drilling campaign offshore Equatorial Guinea.

In October 2024, Kosmos elected to enter the next phase of the Block S exploration license with a scheduled expiration in December 2025 and no well commitments. The election was approved by the Ministry of Hydrocarbons and Mining Development in December 2024.

In December 2024, we received approval from the Ministry of Hydrocarbons and Mining Development for a twelve month extension to December 2025 for the current exploration phase of Block EG-24.

In December 2024, we submitted a formal notice to the Ministry of Hydrocarbons and Mining Development that we are electing to exit Block 21.

In the fourth quarter of 2024, the corporate tax rate in Equatorial Guinea was reduced from 35% to 25%, with an effective date of January 1, 2025.
Mauritania and Senegal

Greater Tortue Ahmeyim Project

The Greater Tortue Ahmeyim (GTA) liquefied natural gas (LNG) project achieved first gas production from the subsea system to the FPSO on December 31, 2024. Full commissioning activities of the floating LNG vessel have commenced with first LNG achieved in February 2025. The first LNG cargo is expected in the first quarter of 2025.

On October 7, 2024, the International Chamber of Commerce informed the Company that a final award has been issued in the arbitration proceedings with BP Gas Marketing regarding future LNG sales from GTA Phase 1. The final binding award prohibits the Company from selling LNG cargos to third party buyers during the contract term of the Tortue Phase 1 SPA, which the Company has an option to end in 2033. The final award does not change the terms of the Tortue Phase 1 SPA and is therefore not expected to have an impact on the Company’s long-term expectations and financial condition.

Yakaar and Teranga Discoveries

The Yakaar and Teranga discoveries continue to be progressed as a joint development. During 2023, BP decided not to participate in the development of the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block (the “Contract”) and the related Joint Operating Agreement (the “JOA”), BP has waived its rights in respect of the Yakaar and Teranga discoveries. As provided in the JOA, Kosmos has assumed BP’s participating interest under the Contract and the JOA and has become operator of the Cayar Offshore Profond Block, with customary government approvals having been received effective January 18, 2024. The participating interests in the Cayar Offshore Profond Block are: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. During 2024, Kosmos completed the concept development work and is now working towards finalizing the partnership to support advancement of the project.

BirAllah and Orca Discoveries

In April 2024, the petroleum contract covering the BirAllah and Orca discoveries offshore Mauritania expired.

Sao Tome and Principe

In April 2024, we received approval for a twelve month extension to May 2025 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations
All of our results, as presented in the table below, represent operations from Ghana, the Gulf of America, Equatorial Guinea, Mauritania and Senegal. Certain operating results and statistics for the years ended December 31, 2024, 2023 and 2022 are included in the following tables. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Years ended December 31,
	2024		2023	2022(1)
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	20,472		20,385	22,012
Gas (MMcf)	16,180		13,737	4,076
NGL (MBbl)	338		382	426
Total (MBoe)	23,507		23,057	23,117
Total (Boepd)	64,226		63,168	63,335

Revenues:
Oil sales	$1,611,169		$1,658,421	$2,201,199
Gas sales	57,243		35,307	29,504
NGL sales	6,946		7,880	14,652
Total revenues	$1,675,358		$1,701,608	$2,245,355

Average oil sales price per Bbl	$78.70		$81.35	$100.00
Average gas sales price per Mcf	3.54		2.57	7.24
Average NGL sales price per Bbl	20.55		20.61	34.39
Average total sales price per Boe	71.27		73.80	97.13

Costs:
Oil and gas production, excluding workovers	$490,860		$367,375	$387,888
Oil and gas production, workovers	39,654		22,722	21,411
Total oil and gas production costs	$530,514		$390,097	$409,299

Depletion, depreciation and amortization	$456,774		$444,927	$498,256

Average cost per Boe:
Oil and gas production, excluding workovers	$20.88		$15.93	$16.78
Oil and gas production, workovers	1.69		0.99	0.93
Total oil and gas production costs	22.57	(2)	16.92	17.71

Depletion, depreciation and amortization	19.43		19.30	21.55
Total oil and gas production costs, depletion, depreciation and amortization	$42.00		$36.22	$39.26
(1)Includes activity related to the pre-emption transaction with Tullow on March 13, 2022.
(2)Includes $93.4 million of oil and gas production costs incurred during 2024 before production commenced at the GTA Phase 1 project in Mauritania and Senegal.

The discussion of the results of operations and the period‑to‑period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.
Year Ended December 31, 2024 vs. 2023

	Years Ended December 31,		Increase
	2024	2023	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,675,358	$1,701,608	$(26,250)
Gain on sale of assets	—	—	—
Other income, net	204	(73)	277
Total revenues and other income	1,675,562	1,701,535	(25,973)
Costs and expenses:
Oil and gas production	530,514	390,097	140,417
Exploration expenses	119,907	42,278	77,629
General and administrative	100,155	99,532	623
Depletion, depreciation and amortization	456,774	444,927	11,847
Impairment of long-lived assets	—	222,278	(222,278)
Interest and other financing costs, net	88,598	95,904	(7,306)
Derivatives, net	12,099	11,128	971
Other expenses, net	17,703	23,656	(5,953)
Total costs and expenses	1,325,750	1,329,800	(4,050)
Income before income taxes	349,812	371,735	(21,923)
Income tax expense (benefit)	159,961	158,215	1,746
Net income	$189,851	$213,520	$(23,669)
Oil and gas revenue. Oil and gas revenue decreased by $26.3 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily as a result of lower average realized oil and gas prices partially offset by increased natural gas sales volumes in Ghana for the year ended December 31, 2024. We sold 23,507 MBoe at an average realized price per barrel of oil equivalent of $71.27 in 2024 and 23,057 MBoe at an average realized price per barrel of oil equivalent of $73.80 in 2023.
Oil and gas production. Oil and gas production costs increased by $140.4 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 as a result of pre-production operating costs associated with Phase 1 of the GTA project, planned workovers in the Gulf of America business unit and increased production costs in Equatorial Guinea.
Exploration expenses. Exploration expenses increased by $77.6 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily as a result of approximately $28.0 million related to the S-6 “Akeng Deep” ILX prospect in Block S offshore Equatorial Guinea which encountered sub-commercial quantities of hydrocarbons and was plugged and abandoned in the fourth quarter of 2024 and approximately $37.2 million of previously capitalized costs related to the Asam discovery in Block S offshore Equatorial Guinea that were written off to exploration expense.
Depletion, depreciation and amortization. Depletion, depreciation and amortization increased $11.8 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023 due to a higher depletion rate per boe in the Gulf of America and Equatorial Guinea business units as a result of the increased cost basis related to the respective development activities in 2024, partially offset by lower depletion in the current year in our TEN Fields due to the impairment loss recorded during the year ended December 31, 2024.
Impairment of long-lived assets. Impairment of long-lived assets decreased $222.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. We recorded an impairment charge of $222.3 million in the year ended December 31, 2023 for the TEN Fields as a result of negative proved oil and gas reserve revisions.
Interest and other financing costs, net. Interest and other financing costs, net decreased by $7.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily as a result of increased capitalized interest related to the Greater Tortue Ahmeyim Phase 1 project partially offset by increased interest expenses related to higher interest rates and $25.2 million loss on debt modifications and extinguishments for the year ended December 31, 2024 primarily related to the amendment and restatement of the Facility during the second quarter of 2024 and the repurchase of aggregate principal amounts of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes during the third quarter of 2024.

Other expenses, net. Other expenses, net decreased $6.0 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily as a result of approximately $7.4 million of inventory impairments and $7.5 million of other asset write downs in the year ended December 31, 2023 partially offset by an increase in arbitration costs during the year ended December 31, 2024.
Income tax expense (benefit). For the years ended December 31, 2024 and 2023, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate, jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.
Liquidity and Capital Resources
We are actively engaged in an ongoing process of anticipating and meeting our funding requirements related to our strategy as a deepwater exploration and production company. We have historically met our funding requirements through cash flows generated from our operating activities and obtained additional funding from issuances of equity and debt, as well as partner carries.
Oil prices are historically volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This oil price volatility could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position is expected to support our capital program for 2025.
As such, our 2025 capital budget is based on our exploitation plans for our producing assets in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America, and our appraisal and development activities in the Gulf of America, Mauritania and Senegal.
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
In September 2024, we added two new lenders to the Facility syndicate, increasing current total commitments by approximately $145.0 million to the full Facility size and borrowing base capacity of $1.35 billion. As of December 31, 2024, borrowings under the Facility totaled $900.0 million and the undrawn availability under the facility was $450.0 million. In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$678,249	$765,170	$1,130,476
Net proceeds from issuance of senior notes	885,285	—	—
Borrowings under long-term debt	325,000	300,000	—
Proceeds on sale of assets	—	—	168,703
	1,888,534	1,065,170	1,299,179
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	933,659	932,603	787,297
Acquisition of oil and gas properties	—	—	22,078
Notes receivable and other investing activities	32,397	62,247	63,183
Payments on long-term debt	350,000	145,000	405,000
Purchase of capped call transactions	49,800	—	—
Repurchase of senior notes	499,515	—	—
Dividends	—	166	655
Other financing costs	36,647	13,214	9,041
	1,902,018	1,153,230	1,287,254
Increase (decrease) in cash, cash equivalents and restricted cash	$(13,484)	$(88,060)	$11,925
Net cash provided by operating activities. Net cash provided by operating activities in 2024 was $678.2 million compared with net cash provided by operating activities of $765.2 million in 2023 and $1.1 billion in 2022, respectively. The decrease in cash provided by operating activities in the year ended December 31, 2024 when compared to the same period in 2023 is primarily a result of increased oil and gas production costs for the year ended December 31, 2024 as a result of pre-production operating costs associated with Phase 1 of the GTA project, planned workovers in the Gulf of America business unit and increased production costs in Equatorial Guinea, together with lower average realized oil prices, offset by changes in working capital. The decrease in cash provided by operating activities in the year ended December 31, 2023 when compared to the same period in 2022 is primarily a result of lower average realized oil prices.

The following table presents our liquidity and financial position as of December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(In thousands)
Outstanding debt principal balances:
Facility	$900,000	$925,000
7.125% Senior Notes	250,000	650,000
7.750% Senior Notes	350,000	400,000
7.500% Senior Notes	400,274	450,000
8.750% Senior Notes	500,000	—
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	$2,800,274	$2,425,000
Cash and cash equivalents	84,972	95,345
Total restricted cash(1)	305	3,416
Net debt	$2,714,997	$2,326,239

Availability under the Facility	$450,000	$325,000
Availability under the Corporate Revolver	$—	$250,000
Available borrowings plus cash and cash equivalents	$534,972	$670,345
(1)When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our net leverage ratio was 2.54x, partially due to pre-production operating costs associated with the Greater Tortue Ahmeyim Phase 1 project. As of December 31, 2024, we expect the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes to be approximately $66.0 million. Our next financial covenant assessment date is March 31, 2025, after which date we could be required to restrict approximately $66.0 million in cash as required under the terms of the Facility unless otherwise waived by the lenders.
Capital Expenditures and Investments
We expect to incur capital costs as we:
•drill additional infill wells and execute exploitation and production activities in Ghana, Equatorial Guinea and the Gulf of America;
•completion of the first phase of GTA development; and
•advancing appraisal and development efforts for existing discoveries in the Gulf of America and internationally.
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
2025 Capital Program
We estimate we will spend $400 million or less of capital for the year ending December 31, 2025, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:

•Approximately $275 million related to maintenance activities across our Ghana, Equatorial Guinea and Gulf of America assets, including infill development drilling and facilities integrity spend;
•Approximately $50 million related to the completion of the first phase of the Greater Tortue Ahmeyim development in Mauritania and Senegal;
•Less than $75 million related to progressing our appraisal and development programs in the Gulf of America, Mauritania and Senegal.
The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our exploitation and drilling results among other factors. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil, natural gas and LNG and the prices we receive from the sale of oil, natural gas and LNG, and our ability to effectively hedge future production volumes, the success of our multi-faceted infrastructure-led exploration, appraisal, and development drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploitation, exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.
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
In April 2024, in conjunction with the Spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. The amendment and restatement included the following material changes: an increase in the Facility size and borrowing base capacity to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size and borrowing base capacity of approximately $1.35 billion was capped by total commitments of approximately $1.21 billion at June 30, 2024. In September 2024, we added two new lenders to the Facility syndicate, increasing current total commitments by approximately $145.0 million to the full Facility size and borrowing base capacity of $1.35 billion. In October 2024, during the Fall 2024 borrowing base redetermination, the Company’s lending syndicate approved a borrowing base of $1.35 billion. As of December 31, 2024, borrowings under the Facility totaled $900.0 million and the undrawn availability under the facility was $450.0 million.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of December 31, 2024, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.
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
Corporate Revolver
On March 31, 2022, we refinanced the Corporate Revolver by replacing it with a new revolving credit facility agreement with a total size of $250 million and a maturity date of December 31, 2024. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to $165.0 million. In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.

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
Senior Notes
We have four series of senior notes outstanding, which we collectively referred to as the “Senior Notes.” Our 7.125% Senior Notes mature on April 4, 2026, and interest is payable on the 7.125% Senior Notes each April 4 and October 4. Our 7.500% Senior Notes mature on March 1, 2028, and interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 7.750% Senior Notes mature on May 1, 2027, and interest is payable on the 7.750% Senior Notes each May 1 and November 1. In September 2024, the Company issued $500.0 million of 8.750% Senior Notes that mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equally in right of payment with all of its existing and future senior indebtedness (including the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of America assets, and on a subordinated, unsecured basis by entities that borrow under, or guarantee, our Facility.

3.125% Convertible Senior Notes due 20230
We have one series of senior convertible notes outstanding. Our 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. Interest is payable in arrears each March 15 and September 15, commencing September 15, 2024.
The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including the Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the Senior Notes, and, in certain circumstances, certain of our existing future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain of our existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the Senior Notes, and, in certain circumstances, certain of our existing or future subsidiaries.
Holders of the 3.125% Convertible Senior Notes may convert all or any portion of their 3.125% Convertible Senior Notes at their option at any time prior to the close of business day immediately preceding December 15, 2029 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater that or equal to 130% of the conversion price on each applicable trading day;
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
Other than in connection with certain tax law changes, we may not redeem the notes prior to March 22, 2027. We may redeem for cash all or any portion of the 3.125% Convertible Senior Notes, at our option, on or after March 22, 2027 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the related notice of redemption, at a redemption price equal to 100% of the principal amount of the 3.125% Convertible Senior Notes to be redeemed, plus accrued an unpaid interest to, but excluding, the redemption date. We are not required to redeem or retire the 3.125% Convertible Senior Notes periodically. We may not elect to redeem less than all of the outstanding 3.125% Convertible Senior Notes unless at least $75.0 million aggregate principal amount of 3.125% Convertible Senior Notes are outstanding and not subject to redemption as of the time we send the related redemption notice. The 3.125% Convertible Senior Notes indenture contains customary terms and covenants.
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

Contractual Obligations
The following table presents maturities by expected debt maturity dates, the weighted-average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted‑average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not take into account amortization of deferred financing costs.

	Years Ending December 31,							Asset (Liability) Fair Value at December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	2024
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$250,000	$—	$—	$—	$—	$250,000	$246,565
7.750% Senior Notes	—	—	350,000	—	—	—	350,000	339,927
7.500% Senior Notes	—	—	—	400,274	—	—	400,274	379,404
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	470,965
3.125% Convertible Senior Notes	—	—	—	—	—	400,000	400,000	332,792
Variable rate debt:
Weighted average interest rate	8.51%	8.93%	9.14%	9.66%	9.88%	—%
Facility(1)	$—	$—	$—	$346,045	$553,955	$—	$900,000	900,000

Total principal debt repayments	$—	$250,000	$350,000	$746,319	$553,955	$900,000	$2,800,274
Interest & commitment fees on long-term debt	264,315	231,889	193,525	148,044	90,639	93,750	1,022,162
Operating leases(2)	4,189	4,260	4,201	3,844	2,808	—	19,302
Purchase obligations(3)	20,821	—	—	—	—	—	20,821
Decommissioning trust funds(4)	11,460	11,460	11,460	11,460	11,460	80,218	137,518
Firm transportation commitments	3,472	4,413	2,222	—	—	—	10,107
______________________________________
(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of December 31, 2024. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
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
(4)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $137.5 million as of December 31, 2024, net to Kosmos, which will be funded annually by Kosmos over an estimated 12 year period. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.
As of December 31, 2024, we have a commitment to drill one development well in Equatorial Guinea.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain GTA Phase 1 development costs. Kosmos’ total share for the two agreements combined currently estimated at approximately $370.0 million, of which $280.1 million has been incurred through December 31, 2024, excluding accrued interest. These amounts are expected to be repaid through the national oil companies’ share of future revenues.

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
Revenue Recognition. We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2024 and 2023, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Income Taxes. We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of changes in tax laws or tax rates, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2024 and 2023, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
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
Estimates of Proved Oil and Gas Reserves. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and assessment of impairment of our oil and natural gas properties. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Proved reserve quantities and future cash flows are estimated by independent petroleum engineering consultants and prepared in accordance with guidelines established by the SEC and the FASB. The accuracy of these reserve estimates is a function of:
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

Acquisition Accounting. The purchase price in an acquisition (business combination or asset acquisition) is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the deal announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired, and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. The most significant estimates in the allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

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
The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2024:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2023	$6,765	$—	$6,765
Changes in contract fair value	(16,949)	2,202	(14,747)
Contract maturities	19,652	—	19,652
Fair value of contracts outstanding as of December 31, 2024	$9,468	$2,202	$11,670

Commodity Price Risk
The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent and Heavy Louisiana Sweet. Oil prices during 2024 ranged between $70.56 and $93.35 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during 2024.

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
Commodity Price Sensitivity
The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2024. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Asset (Liability) Fair Value at December 31, 2024(1)
2025:
Jan - Jun	Two-way collars	Dated Brent	2,000	0.50	—	—	70.00	85.00	$1,592
Jan - Jun	Swaps	Dated Brent	2,000	—	75.48	—	—	—	$2,919
Jan - Dec	Two-way collars	Dated Brent	2,000	1.00	—	—	70.00	85.00	$2,715
______________________________________
(1)Fair values are based on the average forward oil prices on December 31, 2024.

In January 2025, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2025 through December 2025 with a sold put price of $55.00 per barrel, a floor price of $70.00 per barrel and a ceiling price of $85.00 per barrel.
At December 31, 2024, our open commodity derivative instruments were in a net asset position of $7.2 million. As of December 31, 2024, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $27.3 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $30.5 million.

Interest Rate Sensitivity
Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility as of December 31, 2024 totaled $900.0 million, of which $400.0 million bore interest at floating rates after consideration of our fixed interest rate swap. The weighted average interest rate on this indebtedness was approximately 8.4%, and is subject to variable interest rates, which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $3.9 million of interest expense per year on the Facility. The impact of the 2025 fixed interest rate swap would reduce the estimated additional interest expense to $1.7 million for the twelve months ending December 31, 2025. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the Tortue FPSO arrangement.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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
At December 31, 2024, the net book value of the Company’s oil and gas properties, net was $4.44 billion, and depletion expense was $419.3 million for the year then ended. As described in Note 2, the Company follows the successful efforts method of accounting for its oil and gas properties. Proved properties and support equipment and facilities are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Proved reserve quantities and future cash flows are estimated by independent petroleum engineering consultants and prepared in accordance with guidelines established by the SEC and the FASB. The accuracy of these reserve estimates is a function of (i) the engineering and geological interpretation of available data, (ii) estimates of the amount and timing of future operating cost, production taxes, development cost and workover cost, (iii) the accuracy of various mandated economic assumptions, and (iv) the judgments of the persons preparing the estimates.

The Company’s depletion expense calculation includes (i) subjective judgments by the Company’s independent petroleum engineering consultants when developing the estimates of proved oil and gas reserve volumes, and(ii) a high degree of auditor judgment in performing procedures and evaluating audit evidence related to the methods and assumptions used by the Company’s independent petroleum engineering consultants in developing the estimates of proved oil and gas reserve volumes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risk of material misstatement relating to the depletion expense calculation related to the units-of-production method. This included internal controls over the completeness and accuracy of the historical production volumes provided to the independent petroleum engineering consultants for use in estimating the proved oil and gas reserves.

Our audit procedures included, among others, evaluating the methods and assumptions used by the independent petroleum engineering consultants, testing the completeness and accuracy of the data related to historical production volumes, and evaluating the professional qualifications and objectivity of the independent petroleum engineering consultants used to prepare the estimate of proved oil and gas reserves.

Asset retirement obligations
Description of the Matter
At December 31, 2024, the Company’s asset retirement obligations totaled $407.0 million. As described in Note 2, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a tangible long lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in-service date.

Auditing the Company’s asset retirement obligations for new or updated estimates was complex and judgmental due to the estimation required by management to determine the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties. In particular, the estimate was sensitive to assumptions such as the cost to arrive at the expected cash outflows for asset retirement obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the internal controls over the Company’s process to estimate asset retirement obligations, including internal controls over management’s review of the assumptions described above.

Our audit procedures included, among others, testing the assumptions discussed above used by the Company for new or updated estimates. For example, we evaluated expected cash outflows for asset retirement obligations by comparing to recent offshore activities and costs. We involved our specialists to assist in our evaluation of the costs to arrive at expected cash outflows for asset retirement obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Dallas, Texas
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kosmos Energy Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2025

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$84,972	$95,345
Receivables	164,959	120,733
Inventories	170,871	152,054
Prepaid expenses and other	16,414	46,235
Derivatives	8,916	8,346
Total current assets	446,132	422,713

Property and equipment, net	4,444,221	4,160,229

Other assets:
Restricted cash	305	3,416
Long-term receivables	385,463	325,181
Deferred tax assets	4,717	3,033
Derivatives	512	1,594
Other	27,638	21,968
Total assets	$5,308,988	$4,938,134

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$349,994	$248,912
Accrued liabilities	244,954	302,815
Derivatives	—	3,103
Total current liabilities	594,948	554,830

Long-term liabilities:
Long-term debt, net	2,744,712	2,390,914
Asset retirement obligations	406,886	343,979
Deferred tax liabilities	313,433	363,918
Other long-term liabilities	48,585	252,156
Total long-term liabilities	3,513,616	3,350,967

Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 516,158,749 and 504,392,980 issued at December 31, 2024 and December 31, 2023, respectively	5,162	5,044
Additional paid-in capital	2,514,739	2,536,621
Accumulated deficit	(1,082,470)	(1,272,321)
Treasury stock, at cost, 44,263,269 shares at December 31, 2024 and December 31, 2023, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,200,424	1,032,337
Total liabilities and stockholders’ equity	$5,308,988	$4,938,134
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues and other income:
Oil and gas revenue	$1,675,358	$1,701,608	$2,245,355
Gain on sale of assets	—	—	50,471
Other income, net	204	(73)	3,949

Total revenues and other income	1,675,562	1,701,535	2,299,775

Costs and expenses:
Oil and gas production	530,514	390,097	409,299
Exploration expenses	119,907	42,278	134,230
General and administrative	100,155	99,532	100,856
Depletion, depreciation and amortization	456,774	444,927	498,256
Impairment of long-lived assets	—	222,278	449,969
Interest and other financing costs, net	88,598	95,904	118,260
Derivatives, net	12,099	11,128	260,892
Other expenses, net	17,703	23,656	(9,054)

Total costs and expenses	1,325,750	1,329,800	1,962,708

Income before income taxes	349,812	371,735	337,067
Income tax expense	159,961	158,215	110,516

Net income	$189,851	$213,520	$226,551

Net income per share:
Basic	$0.40	$0.46	$0.50
Diluted	$0.40	$0.44	$0.48

Weighted average number of shares used to compute net income per share:
Basic	470,844	459,641	455,346
Diluted	476,691	481,070	474,857

See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2021	496,152	$4,962	$2,473,674	$(1,712,392)	$(237,007)	$529,237
Dividends	—	—	(39)	—	—	(39)
Equity-based compensation	—	—	34,852	—	—	34,852
Restricted stock units	4,009	40	(40)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(2,753)	—	—	(2,753)
Net income	—	—	—	226,551	—	226,551
Balance as of December 31, 2022	500,161	5,002	2,505,694	(1,485,841)	(237,007)	787,848
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	42,780	—	—	42,780
Restricted stock units	4,232	42	(42)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	213,520	—	213,520
Balance as of December 31, 2023	504,393	5,044	2,536,621	(1,272,321)	(237,007)	1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	37,957	—	—	37,957
Restricted stock units	11,766	118	(118)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	189,851	—	189,851
Balance as of December 31, 2024	516,159	$5,162	$2,514,739	$(1,082,470)	$(237,007)	$1,200,424
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income	$189,851	$213,520	$226,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	465,483	454,848	508,657
Deferred income taxes	(52,174)	(107,560)	(197,487)
Unsuccessful well costs and leasehold impairments	74,489	2,208	86,941
Impairment of long-lived assets	—	222,278	449,969
Change in fair value of derivatives	14,747	28,349	275,465
Cash settlements on derivatives, net (including $(12.5) million and $(16.4) million and $(327.9) million on commodity hedges during 2024, 2023, and 2022)	(19,652)	(32,426)	(344,468)
Equity-based compensation	37,951	42,693	34,546
Gain on sale of assets	—	—	(50,471)
Debt modifications and extinguishments	25,173	1,503	192
Other	(13,735)	5,709	(10,099)
Changes in assets and liabilities:
(Increase) decrease in receivables	(63,331)	(16,223)	68,829
(Increase) decrease in inventories and prepaid expenses	4,988	(45,667)	(704)
Increase (decrease) in accounts payable and accrued liabilities	14,459	(4,062)	82,555
Net cash provided by operating activities	678,249	765,170	1,130,476

Investing activities
Oil and gas assets	(933,659)	(932,603)	(787,297)
Acquisition of oil and gas properties	—	—	(22,078)
Proceeds on sale of assets	—	—	168,703
Notes receivable and other investing activities	(32,397)	(62,247)	(63,183)
Net cash used in investing activities	(966,056)	(994,850)	(703,855)

Financing activities
Borrowings under long-term debt	325,000	300,000	—
Payments on long-term debt	(350,000)	(145,000)	(405,000)
Net proceeds from issuance of senior notes	885,285	—	—
Repurchase of senior notes	(499,515)	—	—
Purchase of capped call transactions	(49,800)	—	—
Dividends	—	(166)	(655)
Other financing costs	(36,647)	(13,214)	(9,041)
Net cash provided by (used in) financing activities	274,323	141,620	(414,696)

Net increase (decrease) in cash, cash equivalents and restricted cash	(13,484)	(88,060)	11,925
Cash, cash equivalents and restricted cash at beginning of period	98,761	186,821	174,896
Cash, cash equivalents and restricted cash at end of period	$85,277	$98,761	$186,821

Supplemental cash flow information
Cash paid for:
Income taxes, net of refund received	$281,005	$281,872	$247,889
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
Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America (formerly the U.S. Gulf of Mexico). Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.
Kosmos is engaged in a single line of business, which is the exploration, development, and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are related to operations in four geographic areas: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America.
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
Reclassifications
Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no significant impact on our reported net income, current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	December 31,
	2024	2023	2022
	(In thousands)
Cash and cash equivalents	$84,972	$95,345	$183,405
Restricted cash - long-term	305	3,416	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$85,277	$98,761	$186,821
Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our net leverage ratio was 2.54x, partially due to pre-production operating costs associated with the GTA Phase 1 project. Our next financial covenant assessment date is March 31, 2025, after which date we could be required to restrict approximately $66.0 million in cash as required under the terms of the Facility unless otherwise waived by the lenders. As of December 31, 2023 our net leverage ratio was below 2.50x.
Receivables
Our receivables consist of joint interest billings, oil and gas sales, related party and other receivables. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. As required by ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", we determine our allowance based on historical experience, current conditions and reasonable and supportable forecasts by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of $13.6 million and $9.8 million in current joint interest billings receivables as of December 31, 2024 and 2023, respectively.
Inventories
Inventories consisted of $167.5 million and $143.0 million of materials and supplies and $3.4 million and $9.1 million of hydrocarbons as of December 31, 2024 and 2023, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of $1.8 million, $7.4 million and $1.5 million during the years ended December 31, 2024, 2023 and 2022 for materials and supplies inventories as Other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.
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

Depletion, Depreciation and Amortization
Proved properties and support equipment and facilities are depleted using the unit‑of‑production method based on estimated proved oil and gas reserves. Capitalized exploratory drilling costs that result in a discovery of proved reserves and development costs are depleted using the unit‑of‑production method based on estimated proved developed oil and gas reserves for the related field.
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

Acquisition Accounting
The purchase price in an acquisition (business combination or asset acquisition) is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the deal announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired, and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. The most significant estimates in the allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.
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
Estimates of Proved Oil and Gas Reserves
Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and assessment of impairment of our oil and natural gas properties. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Proved reserve quantities and future cash flows are estimated by independent petroleum engineering consultants and prepared in accordance with guidelines established by the SEC and the FASB. The accuracy of these reserve estimates is a function of:
•the engineering and geological interpretation of available data;
•estimates of the amount and timing of future operating cost, production taxes, development cost and workover cost;
•the accuracy of various mandated economic assumptions; and
•the judgments of the persons preparing the estimates.

Revenue Recognition
We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2024 and 2023, we had no oil and gas imbalances recorded in our consolidated financial statements.
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
Oil and gas revenue is composed of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Revenues from contracts with customers:
Equatorial Guinea	$257,961	$273,280	$349,443
Ghana	1,052,126	1,073,917	1,362,875
Gulf of America	370,121	371,632	547,610
Total revenues from contracts with customers	1,680,208	1,718,829	2,259,928
Provisional oil sales contracts	(4,850)	(17,221)	(14,573)
Oil and gas revenue	$1,675,358	$1,701,608	$2,245,355

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

Concentration of Credit Risk
Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of international operations. The economic disruption resulting from Russia’s continued war in Ukraine, ongoing instability in the Middle East, a potential global recession, inflationary pressures and other varying macroeconomic conditions could materially impact the Company's business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.
Recent Accounting Standards
Recently Adopted

In November 2023, the FASB issued “ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit of loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024.
Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740).” The amendments focus on income tax disclosures around effective tax rates and cash income taxes paid. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, however, we do not plan to early adopt ASU 2023-09.
3. Acquisitions and Divestitures
2024 Transactions
In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Tiberius area in Keathley Canyon Blocks 920 and 964 offshore Gulf of America. As a result of the transaction, Kosmos’ participating interest in Tiberius increased from 33.3% to 50.0%.
In December 2024, we submitted a formal notice to the Ministry of Hydrocarbons and Mining Development that we are electing to exit Block 21 offshore Equatorial Guinea.
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
2022 Transactions

In March 2022, Kosmos completed the acquisition of an additional 5.5% interest in Winterfell area in Green Canyon Blocks 943, 944, 987 and 988, offshore Gulf of America, and an additional 1.5% interest in Green Canyon blocks 899 and 900 for $9.6 million. Additionally, in September 2022, Kosmos completed the acquisition of an additional 3.2% interest in the Winterfell area in Green Canyon Blocks 943, 944, 987 and 988 and an additional 1.4% interest in Green Canyon Blocks 899 and 900 for $6.6 million. As a result of the two transactions, our participating interests in the Green Canyon Blocks 943, 944, 987 and 988 is now 25.0% and our participating interests in the Green Canyon Blocks 899 and 900 is 37.8%.

In May 2022, Kosmos and its joint venture partners agreed with the Ministry of Hydrocarbons and Mining Development of Equatorial Guinea to extend the Block G petroleum contract term harmonizing the expiration of the Ceiba Field and Okume Complex production licenses (from 2029 and 2034 respectively) to 2040.

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

4. Receivables
Receivables consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Joint interest billings, net	33,120	35,632
Oil sales	89,694	64,958
Other current receivables	42,145	20,143
Total receivables	164,959	120,733

Long-term receivables	385,463	325,181

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.
Long-term receivables
In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil companies’ share of certain development costs incurred for the GTA Phase 1 project. The amount financed by Kosmos is to be repaid with interest through the national oil companies’ share of future revenues. As of December 31, 2024 and 2023, the principal balance due from the national oil companies was $280.1 million and $259.2 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of December 31, 2024 and 2023, accrued interest on the balance due from the national oil companies was $56.6 million and $37.3 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $19.3 million, $15.9 million and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In August 2021, BP, as the operator of the Greater Tortue project (“BP Operator”), with the consent of the Greater Tortue Unit participants and the respective States, agreed to sell the Greater Tortue FPSO to an affiliate of BP Operator (“BP Buyer”) once the construction has been completed by Technip Energies and the Greater Tortue FPSO has been commissioned (the “FPSO Handover”). As a result of the above transactions entered into by BP Operator, Kosmos recognized a Long-term receivable of $200.2 million from BP Operator for our share of the consideration paid from BP Buyer to and held by BP Operator as well as a $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO.

As of December 31, 2022, this Long-term receivable was non-cash settled against obligations payable to BP Operator, which included $132.4 million and $67.8 million of non-cash capital expenditures during the fourth quarter of 2021 and the first quarter of 2022, respectively. Delivery of the Greater Tortue FPSO to BP Buyer and FPSO Handover occurred during the fourth quarter of 2024. The $200.2 million FPSO Contract Liability in Other long-term liabilities related to the deferred sale of the Greater Tortue FPSO was non-cash settled against FPSO asset costs in our consolidated balance sheet as of December 31, 2024, reducing both assets and liabilities. These non-cash impacts are excluded from the statement of cash flows.

5. Property and Equipment
Property and equipment is stated at cost and consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Oil and gas properties:
Proved properties	$8,342,353	$7,600,252
Unproved properties	386,292	423,050
Total oil and gas properties	8,728,645	8,023,302
Accumulated depletion	(4,288,215)	(3,868,946)
Oil and gas properties, net	4,440,430	4,154,356

Other property	66,675	65,095
Accumulated depreciation	(62,884)	(59,222)
Other property, net	3,791	5,873

Property and equipment, net	$4,444,221	$4,160,229
We recorded depletion expense of $419.3 million, $411.6 million and $471.4 million and depreciation expense of $3.7 million, $3.7 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. In connection with fair value assessments for oil and gas proved properties, we recorded asset impairments of 222.3 million and $450.0 million related to the TEN Fields in Ghana during the years ended December 31, 2023 and 2022, respectively in our consolidated statement of operations. No proved property impairments were recorded for the year ended December 31, 2024. During the year ended December 31, 2024 we wrote off $37.6 million of capitalized exploratory costs associated with the S-5 exploration well.
During the year ended December 31, 2024, additions to our proved properties primarily related to continued infill development drilling campaign in the Jubilee Field in Ghana, the Ceiba and Okume infill development drilling campaign in Equatorial Guinea, development costs associated with Phase 1 of the Greater Tortue Ahmeyim project in Mauritania and Senegal, the first phase of the Winterfell development project and the Odd Job Field subsea pump installation in the Gulf of America, offset by the non-cash settlement of the $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO against FPSO asset costs.
During the year ended December 31, 2023, additions to our unproved properties primarily related to the Winterfell development project and the drilling of the Tiberius infrastructure-led exploration prospect. Additions to our proved properties for the year ended December 31, 2023 primarily related to continued infill development in the Jubilee Field in Ghana including the successful startup of the Jubilee Southeast project with the installation of a new subsea production manifold, the Odd Job Field subsea pump installation in the Gulf of America and continued progress on the development of the Greater Tortue Ahmeyim project in Mauritania/Senegal.
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
The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$211,959	$145,957	$218,180
Additions to capitalized exploratory well costs pending the determination of proved reserves	21,418	66,002	25,209
Reclassification due to determination of proved reserves(1)	—	—	(34,614)
Capitalized exploratory well costs charged to expense(2)	(37,175)	—	(62,818)
Ending balance	$196,202	$211,959	$145,957
______________________________________
(1)Activity for the year ended December 31, 2022 represents the reclassification of exploratory well costs associated with the Winterfell discovery in Green Canyon Block 944 in the Gulf of America.
(2)Activity for the year ended December 31, 2024 represents the impairment of exploratory well costs associated with the Asam discovery in Block S offshore Equatorial Guinea. Activity for the year ended December 31, 2022 represents the impairment of exploratory well costs associated with the BirAllah and Orca discoveries as a result of the expiration of the exploration period of Block C8 in June 2022.
The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$—	$54,274	$—
Exploratory well costs capitalized for a period of one to five years	63,552	34,775	75,941
Exploratory well costs capitalized for a period of six to ten years	132,650	122,910	70,016
Ending balance	$196,202	$211,959	$145,957
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2	2
As of December 31, 2024, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Tiberius discovery located in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.
Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond Block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond Block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the Government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. The Yakaar and Teranga discoveries continue to be progressed as a joint development. During 2024, we continued progressing appraisal studies and maturing concept design. Following additional evaluation, a final investment decision for the development of the project is expected to be made.
Tiberius Discovery — In July 2023, we spud the Tiberius infrastructure-led exploration prospect located in Block 964 of Keathley Canyon in the Gulf of America, which encountered hydrocarbon pay. Initial fluid and core analysis supports the production potential of the well, which characteristics analogous with similar nearby discoveries in the Wilcox trend. In March 2024, we completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Blocks 920 and 964, offshore Gulf of America. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%. The Tiberius project is being analyzed as a phased development with discussions currently ongoing with our partner to finalize the development plan. Following additional evaluation, a final investment decision for the development of the project is expected to be made.

7. Leases
We have commitments under operating leases primarily related to office leases. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost	$3,864	$3,866	$3,882
Variable lease cost	1,963	1,766	1,825
Short-term lease cost(1)	12,281	17,464	13,970
Total lease cost	$18,108	$23,096	$19,677
__________________________________
(1)Includes $10.7 million, $16.0 million and $12.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, of costs associated with short-term drilling contracts.

Other information related to operating leases at December 31, 2024 and 2023, is as follows:

	December 31,
	2024	2023
	(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$12,294	$14,234
Accrued liabilities (current maturities of leases)	2,816	2,492
Other long-term liabilities (non-current maturities of leases)	12,745	15,576

Weighted average remaining lease term	4.6 years	5.6 years

Weighted average discount rate	9.8%	9.8%

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Operating cash flows for operating leases	$7,683	$7,256	$7,170
Investing cash flows for operating leases(1)	10,746	16,029	12,449
__________________________________
(1)Represents costs associated with short-term drilling contracts.

Future minimum rental commitments under our leases at December 31, 2024, are as follows:

Operating Leases(1)
(In thousands)
2025	$4,189
2026	4,260
2027	4,201
2028	3,844
2029	2,808
Thereafter	—
Total undiscounted lease payments	$19,302
Less: Imputed interest	(3,741)
Total lease liabilities	$15,561
__________________________________
(1)Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

8. Debt

	December 31,
	2024	2023
	(In thousands)
Outstanding debt principal balances:
Facility	$900,000	$925,000
7.125% Senior Notes	250,000	650,000
7.750% Senior Notes	350,000	400,000
7.500% Senior Notes	400,274	450,000
8.750% Senior Notes	500,000	—
3.125% Convertible Senior Notes	400,000	—
Total long-term debt	2,800,274	2,425,000
Unamortized deferred financing costs and discounts(1)	(55,562)	(34,086)
Long-term debt, net	$2,744,712	$2,390,914
________________________________________
(1)Includes $30.4 million and $20.8 million of unamortized deferred financing costs related to the Facility, $14.1 million and $13.3 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $$11.1 million and nil of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes as of December 31, 2024 and December 31, 2023, respectively.
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
In April 2024, in conjunction with the Spring borrowing base redetermination, the Company executed an amendment and restatement of the Facility. The amendment and restatement included the following material changes: an increase in the Facility size and borrowing base capacity to $1.35 billion (from $1.25 billion), an increase in the interest margin by 0.25% or 0.50%, depending on the length of time that has passed from the date the Facility was entered into, and an extension in the tenor by approximately three years (final maturity date now occurs December 31, 2029). The amended Facility size and borrowing base capacity of approximately $1.35 billion was capped by total commitments of approximately $1.21 billion as of June 30, 2024. As part of the amendment and restatement, the Company recognized a loss on debt modifications and extinguishments of approximately $22.0 million during the second quarter of 2024. In September 2024, we added two new lenders to the Facility syndicate, increasing total commitments by approximately $145.0 million to the full Facility size and borrowing base capacity of $1.35 billion. In October 2024, during the Fall 2024 borrowing base redetermination, the Company’s lending syndicate approved a borrowing base of $1.35 billion. As of December 31, 2024, borrowings under the Facility totaled $900.0 million and the undrawn availability under the Facility was $450 million.
When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our net leverage ratio was 2.54x, partially due to pre-production operating costs associated with the GTA Phase 1 project. Our next financial covenant assessment date is March 31, 2025, after which date we could be required to restrict approximately $66.0 million in cash as required under the terms of the Facility unless otherwise waived by the lenders. As of December 31, 2023 our net leverage ratio was below 2.50x.
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
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of December 31, 2024, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. We were in compliance with the financial covenants below contained in the Facility as of September 30, 2024 (the most recent assessment date), which requires the maintenance of:
•the field life cover ratio (as defined in the glossary), not less than 1.50x; and
•the loan life cover ratio (as defined in the glossary), not less than 1.10x through September 30, 2027 and 1.30x after September 30, 2027; and
•the interest cover ratio (as defined in the glossary), not less than 2.25x; and
•the debt cover ratio (as defined in the glossary), not more than 3.50x.
The Facility contains customary cross default provisions.
Corporate Revolver
On March 31, 2022, we refinanced the Corporate Revolver by replacing it with a new revolving credit facility agreement with a total size of $250 million and a maturity date of December 31, 2024. In April 2024, in connection with the amendment and restatement of the Facility, we amended the Corporate Revolver reducing the borrowing capacity from $250.0 million to $165.0 million. In October 2024, pursuant to a voluntary cancellation notice sent by the Company, the Corporate Revolver was terminated.
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

The 7.125% Senior Notes mature on April 4, 2026. We will pay interest in arrears on the 7.125% Senior Notes each April 4 and October 4, commencing on October 4, 2019. The 7.125% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.125% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of America assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $400.0 million of the 7.125% Senior Notes pursuant to the Company’s cash tender offers for portions of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes announced on September 9, 2024 (the “Tender Offers”). The 7.125% Senior Notes contain customary cross default provisions.
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
The 7.750% Senior Notes mature on May 1, 2027. Interest is payable in arrears each May 1 and November 1, commencing on May 1, 2022. The 7.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.125% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of America assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.125% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of

$50.0 million of the 7.750% Senior Notes pursuant to the Tender Offers. The 7.750% Senior Notes contain customary cross default provisions.

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
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.125% Senior Notes, the 7.750% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of America assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.125% Senior Notes, the 7.750% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $49.7 million of the 7.500% Senior Notes pursuant to the Tender Offers. The 7.500% Senior Notes contain customary cross default provisions.

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
8.750% Senior Notes due 2031
In September 2024, the Company issued $500.0 million of 8.750% Senior Notes and received net proceeds of approximately $494.9 million after deducting fees. We used the net proceeds, together with cash on hand, to fund the Tender Offers and pay expenses related to the issuance of the 8.750% Senior Notes.
The 8.750% Senior Notes mature on October 1, 2031. Interest is payable in arrears each April 1 and October 1, commencing on April 1, 2025. The 8.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 8.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company’s Gulf of America assets and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes. The 8.750% Senior Notes contain customary cross default provisions.
At any time prior to October 1, 2027, and subject to certain conditions, the Company may, on one or more occasions, redeem up to 40% of the original principal amount of the 8.750% Senior Notes with an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price of 108.750% of the outstanding principal amount of the 8.750% Senior Notes, together with accrued and unpaid interest and premium, if any, to, but excluding, the date of redemption. Additionally, at any time prior to October 1, 2027, the Company may, on any one or more occasions, redeem all or part of the 8.750% Senior Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On and after October 1, 2027, the Company may redeem all or part of the 8.750% Senior Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, on the notes redeemed during the twelve-month period indicated beginning on October 1 of the years indicated below:

Year	Percentage
2027	104.375%
2028	102.188%
2029 and thereafter	100.000%
We may also redeem the 8.750% Senior Notes in whole, but not in part, at any time if changes in tax law impose certain withholding taxes on amounts payable of the 8.750% Senior Notes at a price equal to the principal amount of the 8.750% Senior Notes plus accrued interest and additional amounts, if any, as may be necessary so that the net amount received by each holder after any withholding or deduction on payments of the 8.750% Senior Notes will not be less than the amount such holder would have received if such taxes had not been withheld or deducted.
Upon the occurrence of a change of control triggering event as defined under the 8.750% Senior Notes indenture, the Company will be required to make an offer to repurchase the 8.750% Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
If we sell assets, under certain circumstances outlined in the 8.750% Senior Notes indenture, we will be required to use the net proceeds to make an offer to purchase the 8.750% Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the 8.750% Senior Notes, plus accrued an unpaid interest to, but excluding, the repurchase date.
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
The 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. Interest is payable in arrears each March 15 and September 15, commencing September 15, 2024. The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain or existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries.
Holders of the 3.125% Convertible Senior Notes may convert all or any portion of their 3.125% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater that or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 3.125% Convertible Senior Notes for each trading day of the measurement period was less that 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•if we call any or all of the 3.125% Convertible Senior Notes for redemption, the 3.125% Convertible Senior Notes called (or deemed called) for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events.
On or after December 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at any time all or a portion of their 3.125% Convertible Senior Notes at the option of the holder.
The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 share of common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments.
Upon conversion, we will pay cash up to the aggregate principal amount of the 3.125% Convertible Senior Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 3.125% Convertible Senior Notes being converted. The amount of cash and shares of our common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.
In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion date for a holder who elects to convert its 3.125% Convertible Senior Notes in connection with such a corporate event or to convert its 3.125% Convertible Senior Notes called (or deemed called) for redemption in connection with such notice of redemption, as the cause may be.
Other than in connection with certain tax law changes, we may not redeem the notes prior to March 22, 2027. We may redeem for cash all or any portion of the 3.125% Convertible Senior Notes, at our option, on or after March 22, 2027 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during an 30 day consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the related notice of redemption, at a redemption price equal to 100% of the principal amount of the 3.125% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We are not required to redeem or retire the 3.125% Convertible Senior Notes periodically. We may not elect to redeem less than all of the outstanding 3.125% Convertible Senior Notes unless at least $75.0 million aggregate principal amount of 3.125% Convertible Senior Notes are outstanding and not subject to redemption as of the time we send the related redemption notice. The 3.125% Convertible Senior Notes indenture contains customary terms and covenants.
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivative required bifurcation from the host debt contract. As of December 31, 2024, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
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
Principal Debt Repayments
At December 31, 2024, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,800,274	$—	$250,000	$350,000	$746,319	$553,955	$900,000
_______________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of December 31, 2024 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
Interest and other financing costs, net
Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Interest expense	$214,440	$207,629	$180,046
Amortization—deferred financing costs	8,709	9,921	10,401
Debt modifications and extinguishments	25,173	1,503	192
Capitalized interest	(168,715)	(138,738)	(84,342)
Deferred interest	(281)	3,183	(3,318)
Interest income	(24,129)	(19,456)	(12,139)
Other, net	33,401	31,862	27,420
Interest and other financing costs, net	$88,598	$95,904	$118,260
Cash payments for interest totaled $194.8 million, $213.4 million and $170.1 million for the years ended December 31, 2024, 2023 and 2022. Capitalized interest for the years ended December 31, 2024, 2023 and 2022 was $168.7 million, $138.7 million and $84.3 million, respectively, primarily relates to spend on the Greater Tortue Ahmeyim Phase 1 project. After first gas production on the Greater Tortue Ahmeyim Phase 1 project, which was achieved on December 31, 2024, we will no longer capitalize interest on the project.
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

Oil Derivative Contracts
The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of December 31, 2024. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling
2025:
Jan - Jun	Two-way collars	Dated Brent	2,000	0.50	—	—	70.00	85.00
Jan - Jun	Swaps	Dated Brent	2,000	—	75.48	—	—	—
Jan - Dec	Two-way collars	Dated Brent	2,000	1.00	—	—	70.00	85.00
______________________________________
In January 2025, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2025 through December 2025 with a sold put price of $55.00 per barrel, a floor price of $70.00 per barrel and a ceiling price of $85.00 per barrel.
Interest Rate Derivative Contracts
The following table summarized our open interest rate swaps whereby we pay a fixed rate of interest and the counterparty pays a variable SOFR-based rate as of December 31, 2024:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Fixed Rate
			(In Thousands)
Jan - Dec 2025	Swap	1-Month TERM SOFR	$500,000	3.645%
See Note 10—Fair Value Measurements for additional information regarding the Company’s derivative instruments.
The following tables disclose the Company’s derivative instruments as of December 31, 2024 and 2023 and gain/(loss) from derivatives during the years ended December 31, 2024, 2023 and 2022.

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2024	2023
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$6,714	$8,346
Provisional oil sales	Receivables: Oil sales	2,242	—
Interest rate	Derivatives assets—current	2,202	—
Commodity	Derivatives assets—long-term	512	1,594
Derivative liabilities:
Commodity	Derivatives liabilities—current	—	(3,103)
Provisional oil sales	Receivables: Oil sales	—	(72)
Total derivatives not designated as hedging instruments		$11,670	$6,765

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2024	2023	2022
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(4,850)	$(17,221)	$(14,573)
Commodity	Derivatives, net	(12,099)	(11,128)	(260,892)
Interest rate	Interest expense	2,202	—	—
Total derivatives not designated as hedging instruments		$(14,747)	$(28,349)	$(275,465)

Offsetting of Derivative Assets and Derivative Liabilities
Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2024 and 2023, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2024
Assets:
Commodity derivatives	$—	$7,226	$—	$7,226
Provisional oil sales	—	2,242	—	2,242
Interest rate derivatives	—	2,202	—	2,202
Decommissioning trust fund:
Debt securities	—	10,653	—	10,653
Total	$—	$22,323	$—	$22,323
December 31, 2023
Assets:
Commodity derivatives	$—	$9,940	$—	$9,940
Liabilities:
Commodity derivatives	—	(3,103)	—	(3,103)
Provisional oil sales	—	(72)	—	(72)
Total	$—	$6,765	$—	$6,765
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

Decommissioning Trust Fund
In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. Each partner will contribute annually to the trust in proportion to its respective paying interest of the estimated future dismantlement, abandonment and restoration costs associated with the decommissioning of the Jubilee Field. Contributions to the trust are used by the trustee of the fund, the Bank of Ghana, to purchase and sell authorized securities at the direction of the Jubilee unit partners.
As of December 31, 2024, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at their fair market value as a long-term investment in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at December 31, 2024. Contributions made to the decommissioning trust are reported as investing activities in our consolidated statement of cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. For the year ended December 31, 2024, we contributed $11.5 million to the decommissioning trust fund.
The following table summarizes the cost and fair value, purchases, proceeds from the sales and maturities, and the unrealized gains (losses) for Kosmos’ portion of the investments in debt securities held by the decommissioning trust at December 31, 2024 and 2023:

	January 1,				December 31,
Type of Security	Cost	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)	Estimated Fair Value
2024	(In thousands)
Debt securities	$—	$10,708	$—	$(55)	$10,653
Cash and cash equivalents	—	752	101	—	853
Total	$—	$11,460	$101	$(55)	$11,506
2023
Debt securities	$—	$—	$—	$—	$—
Cash and cash equivalents	—	—	—	—	—
Total	$—	$—	$—	$—	$—
(1)Net proceeds includes realized gains or losses, interest income, and fees.
The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$10,708	$10,653	$—	$—
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$10,708	$10,653	$—	$—

Debt
The following table presents the carrying values and fair values at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$249,315	$246,565	$646,912	$622,824
7.750% Senior Notes	347,910	339,927	396,718	374,764
7.500% Senior Notes	397,672	379,404	446,291	412,461
8.750% Senior Notes	494,997	470,965	—	—
3.125% Convertible Senior Notes	391,603	332,792	—	—
Facility	900,000	900,000	925,000	925,000
Total	$2,781,497	$2,669,653	$2,414,921	$2,335,049

The carrying values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes, 8.750% Senior Notes and 3.125% Convertible Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes, 8.750% Senior Notes and 3.125% Convertible Senior Notes are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying values of the Facility approximate fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

No impairment of proved oil and gas properties was recognized for the year December 31, 2024.

As a result of negative proved oil and gas reserve revisions at TEN, primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance, we reviewed our TEN long-lived assets for impairment at December 31, 2023, which resulted impairment charges of $222.3 million for the year ended December 31, 2023. The impairment charges resulted in a full impairment of the remaining book value of TEN reducing the carrying value of the TEN Fields to zero. As part of our impairment analysis, the average per barrel Dated Brent price of third-party industry forecasts used for purposes of determining discounted future cash flows was in the low-$80s adjusted for inflation. The expected future cash flows were discounted using a rate of approximately 10 percent which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.
As a result of a negative proved oil and gas reserve revision at TEN, primarily driven by well performance, we reviewed our TEN long-lived assets for impairment at December 31, 2022, which resulted in impairment charges of $450.0 million for the year ended December 31, 2022, reducing the carrying value of the TEN Fields to the estimated fair value of $235.7 million as of December 31, 2022. As part of our impairment analysis, the average per barrel Dated Brent price of third-party industry forecasts used for purposes of determining discounted future cash flows was in the low-$80s adjusted for inflation. We also took account of the delayed future investment in the field. The expected future cash flows were discounted using a rate of approximately 10 percent which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.

These impairment charges are included in Impairments of long-lived assets on the consolidated statement of operations. If we experience material declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

11. Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2024	2023
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$346,786	$302,534
Liabilities incurred during period	23,104	16,196
Liabilities settled during period	(1,675)	(13,082)
Revisions in estimated retirement obligations	4,953	11,527
Accretion expense	33,843	29,611
Ending asset retirement obligations	$407,011	$346,786

The asset retirement obligations reflect the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and gas properties. The Company utilizes current cost experience to estimate the expected cash outflows for retirement obligations. The Company estimates the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation, a corresponding adjustment is made to the oil and gas property balance. The liabilities incurred during 2024 are related to the infill drilling programs in the Jubilee Field in Ghana and the Ceiba and Okume Complex in Equatorial Guinea, the Winterfell development in the Gulf of America and the Greater Tortue Ahmeyim Phase 1 development project in Mauritania and Senegal. The revisions in estimated retirement obligations during 2024 and 2023 are related to changes in the estimated timing, scopes of work and costs.

12. Equity‑based Compensation
Restricted Stock Awards and Restricted Stock Units
Our Long-Term Incentive Plan (“LTIP”) provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In June 2023, the Company’s stockholders approved the Amended and Restated Kosmos Energy Ltd. LTIP, which authorized an additional 17.0 million shares of common stock available for issuance under the LTIP. The LTIP as amended provides for the issuance of 78.5 million shares pursuant to awards under the LTIP. As of December 31, 2024, the Company had approximately 10.4 million shares that remain available for issuance under the LTIP.
The Company granted restricted stock units with service vesting criteria and with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over a three year period. Upon vesting, restricted stock units become issued and outstanding stock.

The following table reflects the outstanding restricted stock units as of December 31, 2024:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2021:	4,696	$3.88	11,233	$5.28
Granted(1)	2,820	4.70	3,388	6.98
Forfeited(1)	(147)	3.92	(389)	6.21
Vested	(2,453)	4.21	(2,191)	5.98
Outstanding at December 31, 2022:	4,916	4.18	12,041	5.61
Granted(1)	2,809	7.61	3,482	12.26
Forfeited(1)	(240)	5.65	(203)	8.17
Vested	(2,775)	3.86	(2,950)	8.22
Outstanding at December 31, 2023:	4,710	5.77	12,370	6.59
Granted(1)	4,481	6.22	6,232	8.58
Forfeited(1)	(386)	6.31	(485)	9.57
Vested	(4,052)	3.02	(9,351)	3.91
Outstanding at December 31, 2024:	4,753	6.36	8,766	9.07
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
As of December 31, 2024, total equity‑based compensation to be recognized on unvested restricted stock units is $27.6 million over a weighted average period of 1.7 years.
For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $13.06 per award. The Monte Carlo simulation model utilizes multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 105.0%. The risk‑free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant ranged from 0.2% to 4.1%. The expected quarterly dividends ranged from $0.00 to $0.05 commensurate with our current dividend experience.
In January 2025, we granted 2.4 million service vesting restricted stock units and 3.0 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $23.8 million of non-cash compensation expense related to these grants over the next three years.
We record equity-based compensation expense in General and administrative expenses in our consolidated statement of operations equal to the grant date fair value of share‑based payments over the vesting periods of the LTIP awards. The following table summarizes certain information related to our share-based payments:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Share-based compensation expense	$37,951	$42,693	$34,546
Total tax benefit	6,184	7,482	5,933
Net tax shortfall (windfall)	(9,562)	(3,201)	673
Fair value of awards vested	82,317	45,098	22,205

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
During the year ended December 31, 2024, our net deferred tax liability decreased by approximately $52.1 million primarily as a result of a tax rate change in Equatorial Guinea (discussed below) and the timing reversal of temporary differences. During the year ended December 31, 2023, our net deferred tax liability decreased by approximately $107.6 million primarily as a result of a $222.3 million impairment related to the TEN Field, which resulted in a reduction in our deferred tax liability of $77.8 million, with the remaining $29.8 million decrease in our deferred tax liability primarily related to the timing of the reversal of temporary differences. During the year ended December 31, 2022, our net deferred tax liability decreased by approximately $242.7 million, primarily as a result of a $450.0 million impairment related to the TEN Field, which resulted in a reduction in our deferred tax liability of approximately $157.6 million, and a $44.6 million of the decrease related to closing the Tullow pre-emption transaction in March 2022 (See Note 3 - Acquisitions and Divestitures), and the remaining $40.5 million decrease in our deferred tax liability primarily related to the timing of the reversal of temporary differences.
Income (loss) before income taxes is composed of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$(162,243)	$(88,458)	$73,529
Foreign	512,055	460,193	263,538
Income before income taxes	$349,812	$371,735	$337,067
The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
United States	$(1,074)	$865	$7,174
Foreign	213,209	264,910	300,829
Total current	212,135	265,775	308,003
Deferred:
United States	2,933	551	84
Foreign	(55,107)	(108,111)	(197,571)
Total deferred	(52,174)	(107,560)	(197,487)
Income tax expense	$159,961	$158,215	$110,516

Our reconciliation of income tax expense (benefit) computed by applying our statutory rate and the reported effective tax rate on income or (loss) from continuing operations is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Tax at statutory rate	$72,167	$78,064	$70,784
Foreign income (loss) taxed at different rates	66,634	48,768	20,663
Non-deductible compensation	8,813	5,915	3,012
Non-deductible and other items	7,216	2,243	3,993
Tax shortfall (windfall) on equity-based compensation, net	(11,615)	(3,201)	673
Change in valuation allowance	72,179	26,426	11,391
Change in statutory tax rate	(55,433)	—	—
Total tax expense (benefit)	$159,961	$158,215	$110,516
Effective tax rate	46%	43%	33%
______________________________________
(1)The effective tax rate during the years ended December 31, 2024, 2023 and 2022, were impacted by (gains) and losses of $155.3 million, $(4.0) million and $21.0 million, respectively, incurred in jurisdictions in which we are not subject to taxes and therefore do not generate any income tax benefits or where there are valuation allowances offsetting the corresponding deferred tax assets.

The effective tax rate for the United States is approximately (1%), (2%) and 10% for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate in the United States is impacted by the effect of non-deductible expenditures and equity-based compensation tax shortfalls and tax windfalls equal to the difference between the income tax benefit recognized for financial statement reporting purposes compared to the income tax benefit realized for tax return purposes. For the years ended December 31, 2024, 2023 and 2022, our effective tax rate in the United States is impacted by changes in valuation allowances on a portion of our deferred tax assets totaling $33.1 million, $12.1 million and $(12.3) million, respectively.
The effective tax rate for Ghana is approximately 35%, 36% and 35% for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures.
The effective tax rate for our producing entity in Equatorial Guinea is approximately (68)%, 35% and 36% for the years ended December 31, 2024, 2023 and 2022, respectively, and is impacted by non-deductible expenditures. Equatorial Guinea changed the statutory rate from 35% to 25%, with an effective date of January 1, 2025. We remeasured the net deferred tax liability during the fourth quarter of 2024 which impacted the effective tax rate for the year.
Our operations in other foreign jurisdictions have a 0% effective tax rate because they reside in countries with minimal activity, a 0% statutory rate, or we have incurred losses in those countries and have full valuation allowances against the corresponding net deferred tax assets.
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

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$247,306	$209,453
Foreign net operating losses	34,764	14,458
United States net operating losses	96,945	78,706
United States deferred interest expense	69,051	43,411
Equity compensation	11,164	10,867
Asset retirement obligation and other	98,056	78,024
Total deferred tax assets	557,286	434,919
Valuation allowance	(405,831)	(333,651)
Total deferred tax assets, net	151,455	101,268
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(411,234)	(420,066)
Other deferred tax liabilities	(48,937)	(42,087)
Total deferred tax liabilities	(460,171)	(462,153)
Net deferred tax liability	$(308,716)	$(360,885)

The Company has foreign net operating loss carryforwards of $128.6 million. Of these losses, we expect $70.7 million to expire in 2029 and, $58.0 million will not expire. Additionally, the Company has $461.6 million of United States net operating loss that will not expire. All of these losses currently have offsetting valuation allowances.
The Company is open to tax examinations in the United States for federal income tax return years 2021 through 2023, in Ghana for income tax return years 2020 through 2023, in Equatorial Guinea for income tax return years 2019 through 2023, in the United Kingdom for income tax years 2021 through 2023, in Senegal for income tax years 2020 through 2023, and in Mauritania from 2021 through 2023.
As of December 31, 2024, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

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

	Years Ended
	December 31,
	2024	2023	2022
	(In thousands, except per share data)
Numerator:
Net income allocable to common stockholders	$189,851	$213,520	$226,551
Denominator:
Weighted average number of shares outstanding:
Basic	470,844	459,641	455,346
Restricted stock units(1)	5,847	21,429	19,511
Diluted	476,691	481,070	474,857
Net income per share:
Basic	$0.40	$0.46	$0.50
Diluted	$0.40	$0.44	$0.48
______________________________________
(1)Our restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per share calculation.
(2)For the years ended December 31, 2024, 2023 and 2022, we excluded 3.3 million, 0.0 million and 0.1 million outstanding restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.

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
As of December 31, 2024, we have a commitment to drill one development well in Equatorial Guinea.
In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain GTA Phase 1 development and production costs. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $280.1 million has been incurred through December 31, 2024, excluding accrued interest.
In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $137.5 million as of December 31, 2024, net to Kosmos, which will be funded annually by Kosmos over an estimated 12 year period.
Performance Obligations

As of December 31, 2024 and 2023, the Company had performance bonds and supplemental bonds totaling $169.4 million and $194.1 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

16. Additional Financial Information
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued liabilities:
Exploration, development and production	$78,163	$90,054
Revenue payable	18,909	20,506
Current asset retirement obligations	125	2,808
General and administrative expenses	39,071	29,766
Interest	47,228	36,410
Income taxes	52,262	111,212
Taxes other than income	1,222	1,029
Derivatives	844	1,372
Other	7,130	9,658
	$244,954	$302,815

Other Expenses, net
Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Loss on disposal of inventory	$1,835	$7,372	$1,521
Gain on insurance settlements	—	—	(7,000)
(Gain) loss on asset retirement obligations liability settlements	(3,169)	6,034	(3,278)
Other, net	19,037	10,250	(297)
Other expenses, net	$17,703	$23,656	$(9,054)

17. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At December 31, 2024, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each reporting segment is presented below:

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(in thousands)
Years ended December 31, 2024
Revenues and other income:
Oil and gas revenue	$1,044,562	$260,675	$—	$370,121	$—	$—	$1,675,358
Other income, net	48	—	—	2,895	171,706	(174,445)	204
Total revenues and other income	1,044,610	260,675	—	373,016	171,706	(174,445)	1,675,562
Costs and expenses:
Oil and gas production	164,385	136,398	93,412	136,319	—	—	530,514
Exploration expenses	3,572	73,009	16,973	21,447	4,906	—	119,907
General and administrative	13,718	6,129	10,974	19,326	212,354	(162,346)	100,155
Depletion, depreciation and amortization	203,501	65,178	950	185,068	2,077	—	456,774
Interest and other financing costs, net(1)	51,302	(2,697)	(146,952)	(12,607)	199,552	—	88,598
Derivatives, net	—	—	—	—	12,099	—	12,099
Other expenses, net	14,894	(4,673)	14,764	4,782	35	(12,099)	17,703
Total costs and expenses	451,372	273,344	(9,879)	354,335	431,023	(174,445)	1,325,750
Income before income taxes	593,238	(12,669)	9,879	18,681	(259,317)	—	349,812
Income tax expense	201,006	(41,217)	—	14,179	(14,007)	—	159,961
Net income (loss)	$392,232	$28,548	$9,879	$4,502	$(245,310)	$—	$189,851

Consolidated capital expenditures	$139,130	$177,196	$324,798	$181,160	$6,529	$—	$828,813

As of December 31, 2024
Property and equipment, net	$986,693	$482,223	$2,057,786	$901,012	$16,507	$—	$4,444,221
Total assets	$3,682,493	$2,313,856	$3,188,067	$4,094,116	$25,867,010	$(33,836,554)	$5,308,988
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2023
Revenues and other income:
Oil and gas revenue	$1,062,482	$267,494	$—	$371,632	$—	$—	$1,701,608
Other income, net	(403)	10	—	3,327	157,770	(160,777)	(73)
Total revenues and other income	1,062,079	267,504	—	374,959	157,770	(160,777)	1,701,535
Costs and expenses:
Oil and gas production	175,265	114,411	—	100,421	—	—	390,097
Exploration expenses	872	7,915	15,784	11,950	5,757	—	42,278
General and administrative	12,913	5,555	9,354	22,076	199,283	(149,649)	99,532
Depletion, depreciation and amortization	240,998	51,750	917	149,482	1,780	—	444,927
Impairment of long-lived assets	222,278	—	—	—	—		222,278
Interest and other financing costs, net(1)	56,988	(2,942)	(119,697)	6,236	155,319	—	95,904
Derivatives, net	—	—	—	—	11,128	—	11,128
Other expenses, net	7,963	3,208	7,997	10,506	5,110	(11,128)	23,656
Total costs and expenses	717,277	179,897	(85,645)	300,671	378,377	(160,777)	1,329,800
Income (loss) before income taxes	344,802	87,607	85,645	74,288	(220,607)	—	371,735
Income tax expense (benefit)	122,704	35,666	—	13,643	(13,798)	—	158,215
Net income (loss)	$222,098	$51,941	$85,645	$60,645	$(206,809)	$—	$213,520

Consolidated capital expenditures	$276,849	$74,573	$276,484	$212,431	$9,662	$—	$849,999

As of December 31, 2023
Property and equipment, net	$1,036,651	$424,030	$1,788,214	$893,293	$18,041	$—	$4,160,229
Total assets	$3,252,235	$1,918,131	$2,642,098	$3,988,805	$21,599,662	$(28,462,797)	$4,938,134
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana (2)	Equatorial Guinea	Mauritania / Senegal	Gulf of America (3)	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2022
Revenues and other income:
Oil and gas revenue	$1,350,962	$346,783	$—	$547,610	$—	$—	$2,245,355
Gain on sale of assets	—	—	—	471	50,000	—	50,471
Other income, net	428	3,350	—	2,405	386,002	(388,236)	3,949
Total revenues and other income	1,351,390	350,133	—	550,486	436,002	(388,236)	2,299,775
Costs and expenses:
Oil and gas production	212,729	90,602	—	105,968	—	—	409,299
Exploration expenses	14,987	7,378	82,526	22,763	6,576	—	134,230
General and administrative	15,310	6,703	9,798	15,794	180,594	(127,343)	100,856
Depletion, depreciation and amortization	289,058	53,765	412	153,407	1,614	—	498,256
Impairment of long-lived assets	450,357	—	—	(388)	—	—	449,969
Interest and other financing costs, net(1)	64,620	(2,494)	(69,644)	11,180	114,598	—	118,260
Derivatives, net	—	—	—	—	260,892	—	260,892
Other expenses, net	233,785	8,397	(1,178)	10,339	496	(260,893)	(9,054)
Total costs and expenses	1,280,846	164,351	21,914	319,063	564,770	(388,236)	1,962,708
Income (loss) before income taxes	70,544	185,782	(21,914)	231,423	(128,768)	—	337,067
Income tax expense (benefit)	28,091	72,814	—	(1,010)	10,621	—	110,516
Net income (loss)	$42,453	$112,968	$(21,914)	$232,433	$(139,389)	$—	$226,551

Consolidated capital expenditures	$98,540	$36,036	$407,982	$111,016	$(41,986)	$—	$611,588

As of December 31, 2022
Property and equipment, net	$1,202,937	$396,737	$1,396,884	$829,242	$16,847	$—	$3,842,647
Total assets	$2,886,242	$1,463,211	$2,026,776	$3,695,641	$19,554,236	$(25,046,118)	$4,579,988
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

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$933,659	$932,603	$787,297
Acquisition of oil and gas properties	—	—	22,078
Proceeds on sale of assets	—	—	(168,703)
Adjustments:
Changes in capital accruals	13,392	6,732	396
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	45,418	40,070	47,289
Capitalized interest	(168,715)	(138,738)	(84,343)
Other	5,059	9,332	7,574
Total consolidated capital expenditures	$828,813	$849,999	$611,588
______________________________________
(1)Unsuccessful well costs are included in oil and gas assets when incurred.

KOSMOS ENERGY LTD.
Supplemental Oil and Gas Data (Unaudited)
Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2024, 2023 and 2022. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to independent petroleum engineers for their reserves estimation process.

Net Proved Developed and Undeveloped Reserves
The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interests in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America.

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Total Oil	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Total Gas	Kosmos Total
	Oil, Condensate, NGLs (MMBbls)(3)					Natural Gas (Bcf)(5)					(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2021(1)	120	24	8	32	185	68	11	590	27	695	301
Extensions and discoveries	—	—	—	3	3	—	—	28	1	29	8
Production	(13)	(4)	—	(6)	(23)	—	—	—	(4)	(4)	(24)
Revision in estimate(2)	7	4	(1)	(2)	7	(5)	5	(1)	—	—	7
Purchases of minerals-in-place	—	—	—	1	1	—	—	—	—	—	1
Sales of minerals-in-place	(14)	—	—	—	(14)	(14)	—	—	—	(14)	(16)
Net proved developed and undeveloped reserves at December 31, 2022(1)	99	25	7	27	158	49	16	618	24	707	276
Extensions and discoveries	3	—	—	—	3	5	—	—	—	5	4
Production	(13)	(3)	—	(5)	(21)	(10)	(1)	—	(4)	(15)	(24)
Revision in estimate(2)	4	2	—	(1)	5	91	1	10	(2)	100	22
Purchases of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—		—	—	—	—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2023(1)	93	24	7	21	145	135	16	628	18	797	278
Extensions and discoveries	—	—	—	1	1	—	—	—	—	—	1
Production	(13)	(3)	—	(5)	(21)	(15)	(1)	—	(4)	(20)	(24)
Revision in estimate(2)	(4)	(3)	—	4	(3)	(5)	(4)	4	2	(3)	(4)
Purchase of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2024(1)	76	18	7	21	122	115	11	632	16	774	251

Proved developed reserves(1)
December 31, 2021	52	20	—	28	100	56	11	—	20	87	115
December 31, 2022	43	20	—	21	84	40	16	—	17	73	96
December 31, 2023	46	19	—	15	81	79	16	—	12	106	99
December 31, 2024	39	17	—	18	74	75	11	—	11	97	90
Proved undeveloped reserves(1)(4)
December 31, 2021	68	5	8	4	85	12	—	590	6	608	186
December 31, 2022	56	5	7	6	74	9	—	618	7	634	180
December 31, 2023	47	5	7	6	64	56	—	628	6	690	179
December 31, 2024	37	1	7	3	48	40	—	632	5	677	161
______________________________________

(1)The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.
(2)The revisions in estimates in 2024 are related to:
•In Ghana, Jubilee had a negative revision of 5.4 MMBbl and 12.7 Bcf due to field performance primarily related to the J-69 & J-68 wells, partially offset by the positive revision of 4.4 MMBbl and 5.7 Bcf due to drilling of two wells that had no prior proved recognition, in addition to Jubilee net production of 11.7 MMBbl and 13.7 Bcf. TEN had a negative revision of 2.6 MMBbl driven by removal of future development opportunities from the TEN Fields and a small positive revision of 0.9 Bcf of gas due to extension in the field life, in addition to the net TEN production of 1.3 MMBbl and 0.9 Bcf. Overall, for the year ended December 31, 2024, Jubilee had a decrease in reserves of 12.7 MMBbl and 20.7 Bcf and TEN had a decrease in reserves of 4.0 MMBbl. We note that the decrease in commodity prices did not result in revisions of estimates.
•In Equatorial Guinea, we had a reserves decrease of 2.5 MMBbl and 3.3 Bcf primarily from the loss of uneconomic PUD volume in Okume with an additional decrease from net production of 1.3 MMBbl and 0.6 Bcf in Ceiba and 1.9 MMBbl and 0.9 Bcf in Okume. Overall, Equatorial Guinea had a decrease in reserves of 5.7 MMBbl and 4.7 Bcf. We note that the decrease in commodity prices did not result in revisions of estimates.
•In Mauritania and Senegal, we had a positive revision of 0.2 MMBbl and 4.2 Bcf due change in the calculated net reserves amount based on the updated economic parameters as part of the petroleum contract calculations of the Greater Tortue Ahmeyim Phase 1 project. We note that the decrease in commodity prices did not result in revisions of estimates.
•In the Gulf of America, we had a positive reserves revision of 3.2 MMBbl and 2.1 Bcf due to Winterfell performance and an updated plan of development for Marmalard, in addition to an extension of 1.2 MMBbl and 0.2 Bcf based on the results of the drilled Winterfell-3 well, offset by the net production of 5.0 MMBbl and 3.7 Bcf. Overall, for the year ended December 31, 2024, the Gulf of America had a reserves decrease of 0.6 MMBbl and 1.5 Bcf. We note that the decrease in commodity prices did not result in revisions of estimates.
The revisions in estimates in 2023 are related to:
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
•In the Gulf of America, we had a negative reserves revision of 1.8 MMBbl and 2.1 Bcf due to increased watercut at Tornado, production performance at Odd Job and the results of the new well in Marmalard, in addition to commodity price effect of 0.1 MMBbl and 0.1 Bcf, and the net production of 4.9 MMBbl and 4.0 Bcf. Overall, for the year ended December 31, 2023, the Gulf of America had a reserves decrease of 6.8 MMBbl and 6.2 Bcf.
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
•In the Gulf of America, we had a negative revision of 2.1 MMBbl and positive revision of 0.3 Bcf of gas based on recent water breakthrough in Odd Job and Tornado, Kodiak production performance, in addition to the net production of 5.7 MMBbl and 4.0 Bcf. The Winterfell discovery added 2.9 MMBbl and 1.0 Bcf of gas. The purchase of additional interest in the Kodiak field resulted in a positive revision of 0.8 MMBbl. We note the changes in commodity prices in the Gulf of America were not material. The overall decrease in reserves for the Gulf of America were 4.1 MMBbl and 2.7 Bcf.
(3)Natural gas liquids proved reserves represent an immaterial amount of our total proved reserves. Therefore, we have aggregated natural gas liquids and crude oil/condensate reserves information.

(4)The changes in proved undeveloped reserves in 2024 are related to:
•In Ghana, we converted 13.9 MMBbl and 14.7 Bcf of proved undeveloped reserves to proved developed with the drilling of three wells in Jubilee at a cost of approximately $42.6 million. We also drilled two wells at a cost of $62.7 million that did not convert proved developed reserves as the wells did not have any proved recognition in the prior year. Optimization of future well forecasts in Jubilee resulted in a positive revision of 7.4 MMBbl, offset by the negative adjustment of the sales gas forecast of 1.8 Bcf in Jubilee and a negative revision of 3.2 MMBbl due to removal of additional planned development at TEN.
•In Equatorial Guinea, we converted 1.8 MMBbl of proved undeveloped reserves to proved developed reserves at a cost of $142.6 million by drilling of two wells. We also had a negative revision of 2.7 MMBbl in Okume due to loss of uneconomic PUD, partially offset by a positive revision of 1.3 MMBbl in Ceiba with an addition of two undeveloped wells.
•In Mauritania and Senegal, we spent approximately $310.9 million progressing the Greater Tortue Ahmeyim Phase 1 project. We had a positive revision of 0.2 MMBbl and 4.2 Bcf due to the change in the calculated net reserves amount based on the updated economic parameters as part of the petroleum contract calculations of the Greater Tortue Ahmeyim Phase 1 project.
•In the Gulf of America, we converted 1.2 MMBbl and 1.6 Bcf at a cost of approximately $42.6 million with the installation of the subsea pump in Odd Job. In addition, we converted 2.7 MMBbl and 1.0 Bcf with the completion of two wells in the Winterfell Field at a cost of $78.9 million. We also had a positive revision of 0.8 MMBbl and 1.6 Bcf due to the addition of two undeveloped wells in Marmalard.
The changes in proved undeveloped reserves in 2023 are related to:
•In Ghana, we converted 21.5 MMBbl of proved undeveloped reserves to proved developed reserves during the year by the drilling of five wells in Jubilee at a cost of approximately $98.0 million as well as approximately $91.3 million in subsea costs. In addition, we spent $40.5 million in drilling costs towards wells that we expect to report as converted proved undeveloped reserves in 2024. Positive drilling results during the year ended December 31, 2023 resulted in an increase in proved undeveloped reserves of 0.6 MMBbl and 0.4 Bcf. In Jubilee, the recognition of gas sales resulted in a proved undeveloped reserves increase of 56.0 Bcf and positive revision of future well forecasts based on improved performance of existing wells resulted in a proved undeveloped reserves increase of 16.7 MMBbl. Changes to the partnership’s development work scope and forecasts of planned wells in TEN resulted in proved undeveloped reserves decrease of 4.9 MMBbl and 8.7 Bcf.
•In Equatorial Guinea, during the year ended December 31, 2023, we had a proved developed reserves decrease of 0.3 MMBbl due to removal of one of the planned wells from the Okume drilling plan.
•In Mauritania/ Senegal, we had a proved undeveloped reserves increase of 9.7 Bcf due to optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project. We also had a negative revision of 0.4 MMBbl of condensate based on the testing results of the drilled wells. We spent approximately $259.8 million progressing the Greater Tortue Phase 1 development.
•In the Gulf of America, we had a proved undeveloped reserves decrease of 0.9 MMBbl and 0.9 Bcf. We converted 0.6 MMBbl and 0.8 Bcf with the drilling of one well in Marmalard at a cost of $16.5 million, in addition to a negative revision of 0.2 MMBbl and 0.1 Bcf due to slight changes to the recovery of several fields. In addition, we spent approximately $49.0 million on the Odd Job subsea pump installation and approximately $67.5 million towards the development of the Winterfell Field.
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
•In the Gulf of America, we had a proved undeveloped reserves increase of 1.0 MMBbl and 1.8 Bcf due based on an updated plans of development in the Odd Job, Marmalard, and Big Bend fields. We converted 1.6 MMBbl and 2.2 Bcf from proved undeveloped by drilling one well in Kodiak at a cost of $13.6 million. The Winterfell discovery added 2.9 MMBbl and 1.0 Bcf of gas of proved undeveloped reserves. We added 0.2 MMBbl of proved undeveloped reserves related to our purchase of minerals-in-place during 2022 in the Kodiak field. The overall proved undeveloped reserves in the Gulf of America increased by 2.4 MMBbl and 0.6 Bcf.
(5)These reserves include the estimated quantity of gas to be exported as LNG from the Greater Tortue Ahmeyim Phase 1 project, Our natural gas reserves in Ghana include natural gas forecasted to be sold to the Government of Ghana. If and when a future long-term gas sales agreement is executed with the Government of Ghana, a portion of the remaining gas may be recognized as reserves.
These natural gas reserves also include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs, the Equatorial Guinea facilities and the Greater Tortue Ahmeyim Phase 1 facilities during normal field operations. For Ghana, total proved natural gas reserves include fuel gas associated with the Jubilee and TEN Fields offshore Ghana of approximately 18.5 Bcf, 19.9 Bcf and 22.9 Bcf for 2024, 2023 and 2022, respectively. Our natural gas reserves in Equatorial Guinea are all associated with fuel gas. For Mauritania/Senegal, total proved natural gas reserves include fuel gas of approximately 55.8 Bcf, 52.3 Bcf and 51.0 Bcf in 2024, 2023 and 2022, respectively. For the Gulf of America, total proved natural gas reserves include fuel gas of approximately 1.9 Bcf for 2024 and 1.1 Bcf for 2023.

Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month based on the respective benchmark price in the period January through December 2024. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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
Capitalized Costs Related to Oil and Gas Activities
The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Other	Kosmos Total
	(In millions)
As of December 31, 2024
Unproved properties	$—	$33	$135	$205	$14	$387
Proved properties	3,911	760	1,923	1,749	$(1)	8,342
	3,911	793	2,058	1,954	13	8,729
Accumulated depletion	(2,924)	(311)	—	(1,053)	—	(4,288)
Net capitalized costs	$987	$482	$2,058	$901	$13	$4,441
As of December 31, 2023
Unproved properties	$—	$92	$125	$192	$14	$423
Proved properties	3,769	588	1,663	1,580	—	7,600
	3,769	680	1,788	1,772	14	8,023
Accumulated depletion	(2,733)	(256)	—	(880)	—	(3,869)
Net capitalized costs	$1,036	$424	$1,788	$892	$14	$4,154

Costs Incurred in Oil and Gas Activities
The following tables reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Other	Kosmos Total
	(In millions)
Year ended December 31, 2024
Property acquisition:
Unproved	$—	$—	$—	$5	$—	$5
Proved	—	—	—	—	—	—
Exploration	—	36	27	45	5	113
Development	145	150	460	152	—	907
Total costs incurred	$145	$186	$487	$202	$5	$1,025
Year ended December 31, 2023
Property acquisition:
Unproved	$—	$1	$—	$2	$—	$3
Proved	—	—	—	—	—	—
Exploration	1	10	3	67	6	87
Development	287	68	404	146	—	905
Total costs incurred	$288	$79	$407	$215	$6	$995
Year ended December 31, 2022
Property acquisition:
Unproved	$—	$2	$—	$19	$—	$21
Proved	—	7	—	27	—	34
Exploration	15	9	74	31	5	134
Development(1)(2)	226	37	486	17	—	766
Total costs incurred	$241	$55	$560	$94	$5	$955
______________________________________
(1)Includes $132.4 million of capitalized oil and gas properties settled against our Long-term receivable from BP Operator in Mauritania and Senegal discussed in “Note 4—Joint Interest Billings and Long-term Receivables.”
(2)Excludes $66.2 million reduction of capitalized asset retirement costs resulting from the extension of the Block G licenses in Equatorial Guinea in May 2022.

Standardized Measure for Discounted Future Net Cash Flows

The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2024. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Total
	(In millions)
At December 31, 2024
Future cash inflows	$6,592	$1,426	$5,305	$1,415	$14,738
Future production costs	(1,275)	(744)	(3,155)	(453)	(5,627)
Future development and abandonment costs	(990)	(434)	(1,104)	(239)	(2,767)
Future tax expenses	(1,399)	(144)	—	(22)	(1,565)
Future net cash flows	2,928	104	1,046	701	4,779
10% annual discount for estimated timing of cash flows	(722)	126	(818)	(63)	(1,477)
Standardized measure of discounted future net cash flows	$2,206	$230	$228	$638	$3,302
At December 31, 2023
Future cash inflows	$8,200	$1,928	$5,363	$1,538	$17,029
Future production costs	(1,586)	(869)	(2,725)	(297)	(5,477)
Future development and abandonment costs	(1,176)	(561)	(679)	(376)	(2,792)
Future tax expenses	(1,780)	(284)	(6)	(47)	(2,117)
Future net cash flows	3,658	214	1,953	818	6,643
10% annual discount for estimated timing of cash flows	(885)	138	(1,172)	(104)	(2,023)
Standardized measure of discounted future net cash flows	$2,773	$352	$781	$714	$4,620
At December 31, 2022
Future cash inflows	$10,076	$2,507	$6,419	$2,532	$21,534
Future production costs	(1,586)	(877)	(2,696)	(359)	(5,518)
Future development and abandonment costs	(1,395)	(610)	(753)	(489)	(3,247)
Future tax expenses	(2,399)	(465)	(340)	(190)	(3,394)
Future net cash flows	4,696	555	2,630	1,494	9,375
10% annual discount for estimated timing of cash flows	(1,394)	43	(1,498)	(365)	(3,214)
Standardized measure of discounted future net cash flows	$3,302	$598	$1,132	$1,129	$6,161

Changes in the Standardized Measure for Discounted Cash Flows

	Ghana	Equatorial Guinea	Mauritania / Senegal	Gulf of America	Total
	(In millions)
Balance at December 31, 2021	$2,060	$292	$(75)	$984	$3,261
Purchase of minerals in place	—	—	—	47	47
Sales of minerals in place	(243)	—	—	—	(243)
Sales and transfers 2022	(1,144)	(256)	—	(442)	(1,842)
Extensions and discoveries	—	—	171	46	217
Net changes in prices and costs	2,340	422	868	673	4,303
Previously estimated development costs incurred during the period	207	28	387	59	681
Net changes in development costs	(119)	(8)	(150)	(94)	(371)
Revisions of previous quantity estimates	645	192	(9)	(117)	711
Net changes in tax expenses	(882)	(143)	(77)	(87)	(1,189)
Accretion of discount	271	52	—	106	429
Changes in timing and other	167	19	17	(46)	157
Balance at December 31, 2022	$3,302	$598	$1,132	$1,129	$6,161
Purchase of minerals in place	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—
Sales and transfers 2023	(866)	(153)	—	(271)	(1,290)
Extensions and discoveries	248	—	—	—	248
Net changes in prices and costs	(1,582)	(379)	(444)	(464)	(2,869)
Previously estimated development costs incurred during the period	277	62	260	138	737
Net changes in development costs	(25)	(19)	(178)	(44)	(266)
Revisions of previous quantity estimates	734	74	10	(112)	706
Net changes in tax expenses	179	77	95	142	493
Accretion of discount	504	93	—	130	727
Changes in timing and other	2	(1)	(94)	66	(27)
Balance at December 31, 2023	$2,773	$352	$781	$714	$4,620
Purchase of minerals in place	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—
Sales and transfers 2024	(880)	(124)	—	(234)	(1,238)
Extensions and discoveries	—	—	—	51	51
Net changes in prices and costs	(205)	(122)	(209)	(109)	(645)
Previously estimated development costs incurred during the period	139	141	308	70	658
Net changes in development costs	56	(65)	(643)	(26)	(678)
Revisions of previous quantity estimates	(113)	(75)	3	132	(53)
Net changes in tax expenses	81	70	2	24	177
Accretion of discount	406	55	—	65	526
Changes in timing and other	(51)	(2)	(14)	(49)	(116)
Balance at December 31, 2024	$2,206	$230	$228	$638	$3,302
______________________________________

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2024 which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Not applicable.
Other

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
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
(2)Financial statement schedules
Schedule I—Condensed Parent Company Financial Statements
Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2024, 2023 and 2022 (collectively “KEL,” the “Parent Company”), such subsidiaries may be restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

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

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39	$275
Prepaid expenses and other	707	752
Total current assets	746	1,027
Investment in subsidiaries at equity	3,262,312	2,683,656
Deferred financing costs, net of accumulated amortization of $11,668 and $15,583 at December 31, 2024 and December 31, 2023, respectively	—	2,320
Restricted cash	305	305
Long-term deferred tax asset	22,919	12,050
Total assets	$3,286,282	$2,699,358
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23	$12
Accounts payable to subsidiaries	175,922	152,679
Accrued liabilities	34,845	27,650
Total current liabilities	210,790	180,341
Long-term debt, net	1,875,068	1,486,680
Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 516,158,749 and 504,392,980 issued at December 31, 2024 and December 31, 2023, respectively	5,162	5,044
Additional paid-in capital	2,514,739	2,536,621
Accumulated deficit	(1,082,470)	(1,272,321)
Treasury stock, at cost, 44,263,269 shares at December 31, 2024 and 2023, respectively	(237,007)	(237,007)
Total shareholders’ equity	1,200,424	1,032,337
Total liabilities and shareholders’ equity	$3,286,282	$2,699,358

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Other income—related party	—	—	75,740
Total revenues and other income	—	—	75,740
Costs and expenses:
General and administrative	49,279	52,279	44,180
General and administrative recoveries—related party	1,326	(6,048)	(3,772)
Interest and other financing costs, net	136,950	122,773	123,247
Derivatives, net	—	—	75,740
Other expenses, net	65	131	17
Equity in (earnings) of subsidiaries	(365,362)	(370,729)	(415,546)
Total costs and expenses	(177,742)	(201,594)	(176,134)
Income before income taxes	177,742	201,594	251,874
Income tax expense (benefit)	(12,109)	(11,926)	25,323
Net income	$189,851	$213,520	$226,551

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income	$189,851	$213,520	$226,551
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in (earnings) of subsidiaries	(365,362)	(370,729)	(415,546)
Equity-based compensation	37,951	42,693	34,546
Depreciation and amortization	7,497	6,588	6,359
Deferred income taxes	(10,869)	(11,589)	18,034
Other income—related party	—	413	(4,353)
Change in fair value of derivatives	—	—	75,741
Cash settlements on derivatives	—	—	(70,327)
Debt modifications and extinguishments	3,192	—	192
Changes in assets and liabilities:
Decrease in receivables	6	87	306
(Increase) decrease in prepaid expenses and other	45	299	(94)
Decrease due to/from related party	22,501	37,765	33,214
Increase (decrease) in accounts payable and accrued liabilities	6,694	60	(4,159)
Net cash (used in) operating activities	(108,494)	(80,893)	(99,536)
Investing activities
Investment in subsidiaries	(213,294)	90,858	104,676
Net cash provided by (used in) investing activities	(213,294)	90,858	104,676
Financing activities
Net proceeds from issuance of senior notes	885,285	—	—
Repurchase of senior notes	(499,515)	—	—
Purchase of capped call transactions	(49,800)
Dividends	—	(166)	(655)
Other financing costs	(14,418)	(11,810)	(8,892)
Net cash provided by (used in) financing activities	321,552	(11,976)	(9,547)
Net (decrease) in cash and cash equivalents	(236)	(2,011)	(4,407)
Cash, cash equivalents and restricted cash at beginning of period	580	2,591	6,998
Cash, cash equivalents and restricted cash at end of period	$344	$580	$2,591

Schedule II
Kosmos Energy Ltd.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2024, 2023 and 2022

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2024
Allowance for credit losses	$9,847	$3,721	$—	$—	$13,568
Allowance for deferred tax assets	$333,651	$72,180	$—	$—	$405,831
2023
Allowance for credit losses	$7,011	$2,842	$(6)	$—	$9,847
Allowance for deferred tax assets	$312,727	$20,924	$—	$—	$333,651
2022
Allowance for credit losses	$5,189	$2,509	$(687)	$—	$7,011
Allowance for deferred tax assets	$318,343	$(5,616)	$—	$—	$312,727
Schedules other than Schedule I and Schedule II have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to consolidated financial statements.
(3)    Exhibits
See “Index to Exhibits” on page 137 for a description of the exhibits filed as part of this report.
Item 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSMOS ENERGY LTD.

Date: February 24, 2025	By:	/s/ NEAL D. SHAH
Neal D. Shah Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW G. INGLIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2025
Andrew G. Inglis

/s/ NEAL D. SHAH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Neal D. Shah

/s/ RONALD W. GLASS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Ronald W. Glass

/s/ ROY A. FRANKLIN	Director	February 24, 2025
Roy A. Franklin

/s/ DEANNA L. GOODWIN	Director	February 24, 2025
Deanna L. Goodwin

/s/ ADEBAYO O. OGUNLESI	Director	February 24, 2025
Adebayo O. Ogunlesi

/s/ STEVEN M. STERIN	Director	February 24, 2025
Steven M. Sterin

/s/ MARIA M. HANSSEN	Director	February 24, 2025
Maria M. Hanssen

/s/ SIR JOHN GRANT	Director	February 24, 2025
Sir John Grant

/s/ J. MIKE STICE	Director	February 24, 2025
J. Mike Stice

INDEX OF EXHIBITS

Exhibit Number	Description of Document
Governing Documents
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K filed March 15, 2022 (File No. 001-35167), and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8‑K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
4.2	Description of the Company's Capital Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.)
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

10.21
Amendment No. 4, dated February 1, 2019, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Kosmos-Trident Equatorial Guinea, Inc., Kosmos Equatorial Guinea, Inc., Tullow Equatorial Guinea Limited, and the Republic of Equatorial Guinea represented by the Ministry of Mines and Hydrocarbons (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K as of the year ended December 31, 2023, and incorporated herein by reference).

10.22
Amendment No. 5, dated May 5, 2022, to the Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between Trident Equatorial Guinea, Inc., Kosmos Equatorial Guinea, Inc., Panoro Equatorial Guinea Limited, Guinea Ecuatorial de Petroleos and the Republic of Equatorial Guinea represented by the Ministry of Mines and Hydrocarbons (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K as of the year ended December 31, 2023, and incorporated herein by reference).

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

10.30
Amended and Restated Revolving Credit Facility Agreement, dated August 6, 2018, among Kosmos Energy Ltd., as Original Borrower, certain of its subsidiaries listed therein, as Guarantors, ING Bank N.V., as Facility Agent, Crédit Agricole Corporate and Investment Bank, as Security and Intercreditor Agent, and the financial institutions listed therein, as Lenders (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 7, 2018 (File No. 001-35167), and incorporated herein by reference).

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

10.34
Supplemental Indenture dated February 25, 2022 among Kosmos Energy Ltd., the guarantors named therein and, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).

Exhibit Number	Description of Document
10.35
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

10.36
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

10.37
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

10.38
Amended and Restated Facility Agreement, amended as of October 19, 2023, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, Kosmos Energy Ghana Investments, Kosmos Energy Ghana Holdings Limited, Kosmos Equatorial Guinea, Inc., Kosmos International Petroleum, Inc., ABSA Bank Limited, Credit Agricole Corporate and Investment Bank, ING Belgium SA/NV, Natixis, N.B.S.A Limited, Societe Generale, London Branch, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, and SMBC Bank International PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference).

10.39
Indenture dated March 8, 2024 among the Company, the guarantors named therein, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2024 (File No. 001-35167), and incorporated herein by reference).

10.40
Amended and Restated Facility Agreement, effective April 25, 2024, among Kosmos Energy Finance International, Kosmos Energy Operating, Kosmos Energy International, Kosmos Energy Development, Kosmos Energy Ghana HC, Kosmos Energy Equatorial Guinea, Kosmos Energy Ghana Investments, Kosmos Energy Ghana Holdings Limited, Kosmos Energy Equatorial Guinea, Inc., Kosmos Energy International Petroleum, Inc., ABSA Bank Limited, ING Belgium SA/NV, Natixis, N.B.S.A Limited, The Standard Bank of South Africa Limited, Isle of Man Branch, Standard Chartered Bank, ABSA Bank (Mauritius) Limited and Deutsche Bank AG, Amsterdam Branch (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference).

10.41
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

Management Contracts/Compensatory Plans or Arrangements
10.42†	Long Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S‑8 filed May 16, 2011 (File No. 333‑174234), and incorporated herein by reference).
10.43†
Long Term Incentive Plan (amended and restated as of January 23, 2015) (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed October 2, 2015 (File No. 333-207259), and incorporated herein by reference).

10.44†
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

Exhibit Number	Description of Document
10.48†	Annual Incentive Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S‑1/A filed March 30, 2011 (File No. 333‑171700), and incorporated herein by reference).
10.49†
Form of Restricted Stock Award Agreement (Service-Vesting) (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.50†
Form of Restricted Stock Award Agreement (Performance-Vesting) (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.51†	Form of RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.52†	Form of RSU Award Agreement (Performance-Vesting) (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).
10.53†	Form of Directors RSU Award Agreement (Service-Vesting) (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).
10.54†	Form of Directors Award Agreement (Elective Shares) (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).
10.55†
Offer Letter, dated September 1, 2011, between Kosmos Energy, LLC and Jason Doughty (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.56†
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

10.58†
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

10.60†
Offer Letter, dated November 12, 2019, between Kosmos Energy, LLC and Neal D. Shah (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

10.61†
Exit Agreement between Kosmos Energy, LLC and Jason E. Doughty dated July 8, 2024 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference).

Anadarko WCTP Acquisition
10.62
Share Purchase Agreement dated October 13, 2021 between Kosmos Energy Ghana Holdings Limited and Anadarko Offshore Holding Company, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 13, 2021 (File No. 001-35167), and incorporated herein by reference).

Other Exhibits
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, and incorporated herein by reference).
19.0*	Kosmos Dealing Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ryder Scott Company, L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1†
Kosmos Energy Ltd. Financial Restatement Compensation Recoupment Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference).

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