Form 10-Q
period 2025-03-31
Kosmos Energy Ltd.
filed 2025-05-06
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2025
Common Shares, $0.01 par value	478,009,062

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

“FLNG”	Floating liquefied natural gas vessel.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GNPC”	Ghana National Petroleum Corporation.
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
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

“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.

“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“8.750% Senior Notes”	8.750% Senior Notes due 2031.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.

“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,791	$84,972
Receivables	152,513	164,959
Inventories	196,095	170,871
Prepaid expenses and other	15,150	16,414
Derivatives	3,590	8,916
Total current assets	417,139	446,132

Property and equipment, net	4,413,056	4,444,221

Other assets:
Restricted cash	305	305
Long-term receivables	395,571	385,463
Deferred tax assets	4,079	4,717
Derivatives	—	512
Other	39,264	27,638
Total assets	$5,269,414	$5,308,988
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$332,696	$349,994
Accrued liabilities	214,619	244,954
Total current liabilities	547,315	594,948
Long-term liabilities:
Long-term debt, net	2,847,621	2,744,712
Asset retirement obligations	415,896	406,886
Deferred tax liabilities	314,607	313,433
Other long-term liabilities	45,795	48,585
Total long-term liabilities	3,623,919	3,513,616
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 522,167,921 and 516,158,749 issued at March 31, 2025 and December 31, 2024, respectively	5,222	5,162
Additional paid-in capital	2,523,041	2,514,739
Accumulated deficit	(1,193,076)	(1,082,470)
Treasury stock, at cost, 44,263,269 shares at March 31, 2025 and December 31, 2024, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,098,180	1,200,424
Total liabilities and stockholders’ equity	$5,269,414	$5,308,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues and other income:
Oil and gas revenue	$290,135	$419,103
Other income, net	296	36
Total revenues and other income	290,431	419,139
Costs and expenses:
Oil and gas production	167,308	93,618
Exploration expenses	9,669	12,060
General and administrative	26,255	28,265
Depletion, depreciation and amortization	120,667	100,928
Interest and other financing costs, net	51,842	16,448
Derivatives, net	6,732	23,822
Other expenses, net	1,989	2,029
Total costs and expenses	384,462	277,170
Income (loss) before income taxes	(94,031)	141,969
Income tax expense	16,575	50,283
Net income (loss)	$(110,606)	$91,686

Net income (loss) per share:
Basic	$(0.23)	$0.20
Diluted	$(0.23)	$0.19

Weighted average number of shares used to compute net income (loss) per share:
Basic	475,681	468,042
Diluted	475,681	482,096

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2025:
Balance as of December 31, 2024	516,159	$5,162	$2,514,739	$(1,082,470)	$(237,007)	$1,200,424
Equity-based compensation	—	—	8,362	—	—	8,362
Restricted stock units	6,009	60	(60)	—	—	—
Net loss	—	—	—	(110,606)	—	(110,606)
Balance as of March 31, 2025	522,168	5,222	2,523,041	(1,193,076)	(237,007)	1,098,180

2024:
Balance as of December 31, 2023	504,393	$5,044	$2,536,621	$(1,272,321)	$(237,007)	$1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	7,333	—	—	7,333
Restricted stock units	11,373	114	(114)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	91,686	—	91,686
Balance as of March 31, 2024	515,766	$5,158	$2,484,119	$(1,180,635)	$(237,007)	$1,071,635

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$(110,606)	$91,686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	122,551	103,327
Deferred income taxes	1,811	(7,316)
Unsuccessful well costs and leasehold impairments	1,903	466
Change in fair value of derivatives	7,586	27,010
Cash settlements on derivatives, net (including $(1.8) million and $(2.9) million on commodity hedges during 2025 and 2024)	494	(6,194)
Equity-based compensation	8,361	7,328
Other	(5,597)	(5,708)
Changes in assets and liabilities:
(Increase) decrease in receivables	37,264	(1,062)
Increase in inventories and prepaid expenses	(24,452)	(29,155)
Increase (decrease) in accounts payable and accrued liabilities	(40,203)	92,181
Net cash provided by (used in) operating activities	(888)	272,563
Investing activities
Oil and gas assets	(90,245)	(314,822)
Notes receivable and other investing activities	(44,048)	(2,528)
Net cash used in investing activities	(134,293)	(317,350)
Financing activities
Borrowings under long-term debt	100,000	175,000
Payments on long-term debt	—	(300,000)
Net proceeds from issuance of senior notes	—	390,430
Purchase of capped call transactions	—	(49,800)
Other financing costs	—	(11,691)
Net cash provided by financing activities	100,000	203,939
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,181)	159,152
Cash, cash equivalents and restricted cash at beginning of period	85,277	98,761
Cash, cash equivalents and restricted cash at end of period	$50,096	$257,913

Supplemental cash flow information
Cash paid for:
Income taxes, net of refund received	$45,504	$77,309

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

Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America. Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.

Kosmos is engaged in a single line of business, which is the exploration, development, and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are related to operations in four geographic areas: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America.

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The interim consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These interim consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$49,791	$84,972
Restricted cash - long-term	305	305
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$50,096	$85,277

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our net leverage ratio was 2.54x, partially due to pre-production operating costs associated with the GTA Phase 1 project. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025, by which time both GTA revenue and expenses are expected to be realized.

Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and natural gas properties operated by the Company for shared costs. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

Inventories

Inventories consisted of $151.6 million and $167.5 million of materials and supplies and $44.5 million and $3.4 million of hydrocarbons as of March 31, 2025 and December 31, 2024, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues from contracts with customers:
Ghana	$152,805	$255,637
Equatorial Guinea	33,682	79,230
Mauritania/Senegal	2,697	—
Gulf of America	101,778	87,424
Total revenues from contracts with customers	290,962	422,291
Provisional oil sales contracts	(827)	(3,188)
Oil and gas revenue	$290,135	$419,103

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

Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740).” The amendments focus on income tax disclosures around effective tax rates and cash income taxes paid. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, however, we do not plan to early adopt ASU 2023-09. The Company is currently assessing the impact of this standard on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in ASU 2024-03 require more detailed disclosures about specified categories of costs and expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this standard on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.” The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in the ASU are effective for annual periods beginning after December 15, 2025. Early adoption is permitted, however, we do not plan to early adopt ASU 2024-04. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

3. Receivables

Receivables consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Joint interest billings, net	$24,268	$33,120
Oil and gas sales	94,414	89,694
Other current receivables	33,831	42,145
Total receivables	$152,513	$164,959

Long-term receivables	$395,571	$385,463

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred for the GTA Phase 1 project. As of March 31, 2025 and December 31, 2024, the principal balance due from the national oil companies was $312.7 million and $280.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of March 31, 2025 and December 31, 2024, accrued interest on the balance due from the national oil companies was $62.0 million and $56.6 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $5.4 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively.

4. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Oil and gas properties:
Proved properties	$8,415,176	$8,342,353
Unproved properties	393,960	386,292
Total oil and gas properties	8,809,136	8,728,645
Accumulated depletion	(4,399,527)	(4,288,215)
Oil and gas properties, net	4,409,609	4,440,430

Other property	66,674	66,675
Accumulated depreciation	(63,227)	(62,884)
Other property, net	3,447	3,791

Property and equipment, net	$4,413,056	$4,444,221

We recorded depletion expense of $111.3 million and $92.2 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, additions to our proved properties primarily related to completion of the first phase of the GTA development in Mauritania and Senegal.

5. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the three months ended March 31, 2025.

March 31, 2025
(In thousands)
Beginning balance	$196,202
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,923
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$203,125

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2025	December 31, 2024
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to five years	67,944	63,552
Exploratory well costs capitalized for a period of six to ten years	135,181	132,650
Ending balance	$203,125	$196,202
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of March 31, 2025, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Tiberius discovery in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.

Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. The Yakaar and Teranga discoveries are being analyzed as a joint development. During 2025, we have continued progressing appraisal studies, maturing concept design and conducting a farm-out process. Following additional evaluation, a final investment decision for the development of the project is expected to be made.

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

6. Debt

	March 31, 2025	December 31, 2024
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$900,000
7.125% Senior Notes	250,000	250,000
7.750% Senior Notes	350,000	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
Total long-term debt	2,900,274	2,800,274
Unamortized deferred financing costs and discounts(1)	(52,653)	(55,562)
Long-term debt, net	$2,847,621	$2,744,712
(1)Includes $28.8 million and $30.4 million of unamortized deferred financing costs related to the Facility, $13.2 million and $14.1 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $10.6 million and $11.1 million of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes as of March 31, 2025 and December 31, 2024, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of March 31, 2025, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $350.0 million. Final maturity of the Facility is December 31, 2029. In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea.
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

The Facility provides a revolving credit and letter of credit facility. As of March 31, 2025, we had no letters of credit issued under the Facility.

When our net leverage ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our net leverage ratio was 2.54x, partially due to pre-production operating costs associated with the GTA Phase 1 project. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025, by which time both GTA revenue and expenses are expected to be realized.

We were in compliance with the financial covenants contained in the Facility as of March 31, 2025 (the most recent assessment date). The Facility contains customary cross default provisions.

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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of March 31, 2025, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
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
Principal Debt Repayments

At March 31, 2025, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2025(2)	2026	2027	2028	2029	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,900,274	$—	$250,000	$356,359	$839,960	$553,955	$900,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of March 31, 2025 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period April 1, 2025 through December 31, 2025.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest expense	$55,846	$54,769
Amortization—deferred financing costs	1,884	2,399
Capitalized interest	(4,193)	(42,401)
Deferred interest	(2,042)	(1,972)
Interest income	(8,096)	(4,641)
Other, net	8,443	8,294
Interest and other financing costs, net	$51,842	$16,448

Cash payments for interest totaled $22.6 million and $30.4 million for the three months ended March 31, 2025 and 2024, respectively. Capitalized interest totaled $4.2 million and $42.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in capitalized interest during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to the achievement of first gas production on the GTA Phase 1 project on December 31, 2024, after which we no longer capitalize interest on the project.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2025. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2025:
Apr - Jun	Two-way collars	Dated Brent	1,000	$0.50	$—	$—	$70.00	$85.00
Apr - Jun	Swaps	Dated Brent	1,000	—	75.48	—	—	—
Apr - Dec	Two-way collars	Dated Brent	1,500	1.00	—	—	70.00	85.00
Apr - Dec	Three-way collars	Dated Brent	1,500	1.13	—	55.00	70.00	85.00
__________________________________
In May 2025, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from July 2025 through December 2025 with a floor price of $55.00 per barrel and a ceiling price of $70.00 per barrel.
Interest Rate Derivative Contracts

The following table summarizes our open interest rate swaps whereby we pay a fixed rate of interest and the counterparty pays a variable SOFR-based rate as of March 31, 2025:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Fixed Rate
			(In Thousands)
Apr - Dec 2025	Swap	1-Month TERM SOFR	$500,000	3.645%
The following tables disclose the Company’s derivative instruments as of March 31, 2025 and December 31, 2024, and gain/(loss) from derivatives during the three months ended March 31, 2025 and 2024, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2025	December 31, 2024
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$2,245	$6,714
Provisional oil sales	Receivables: Oil and gas sales	—	2,242
Interest rate	Derivatives assets—current	1,345	2,202
Commodity	Derivatives assets—long-term	—	512
Total derivatives not designated as hedging instruments		$3,590	$11,670

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2025	2024
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(827)	$(3,188)
Commodity	Derivatives, net	$(6,732)	$(23,822)
Interest rate	Interest expense	(27)	—
Total derivatives not designated as hedging instruments		$(7,586)	$(27,010)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2025 and December 31, 2024, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

8. Fair Value Measurements

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2025
Assets:
Commodity derivatives	$—	$2,245	$—	$2,245
Interest rate derivatives	—	1,345	—	1,345
Decommissioning trust fund:
Debt securities	—	22,968	—	22,968
Liabilities:
Total	$—	$26,558	$—	$26,558
December 31, 2024
Assets:
Commodity derivatives	$—	$7,226	$—	$7,226
Provisional oil sales	—	2,242	—	2,242
Interest rate derivatives	—	2,202	—	2,202
Decommissioning trust fund:
Debt securities	—	10,653	—	10,653
Total	$—	$22,323	$—	$22,323

The book values of cash and cash equivalents and restricted cash approximate fair value based on Level 1 inputs. Joint interest billings, oil and gas sales and other receivables, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Our long-term receivables, after any allowances for credit losses, and other long-term assets approximate fair value. The estimates of fair value of these items are based on Level 2 inputs.

Commodity Derivatives

Our commodity derivatives represent crude oil collars, put options and call options for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for the respective index, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for the respective index. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 7 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

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

As of March 31, 2025, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at fair market value as a long-term investment in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at March 31, 2025. Contributions made to the decommissioning trust are reported as investing activities in our consolidated cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. During the quarter ended March 31, 2025, we contributed $11.5 million to the decommissioning trust fund.

The following table summarizes the cost and fair value for Kosmos’ portion of the investments in debt securities held by the decommissioning trust at March 31, 2025 and 2024:

Type of Security	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
March 31, 2025
Debt securities	$22,914	$54	$—	$22,968
Cash and cash equivalents	4	—	—	4
Other(1)	245	—	—	245
Total	$23,163	$54	$—	$23,217
March 31, 2024
Debt securities	$—	$—	$—	$—
Cash and cash equivalents	—	—	—	—
Other(1)	—	—	—	—
Total	$—	$—	$—	$—

(1)    Represents net receivables relating to interest.

The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$22,914	$22,968	$10,708	$10,653
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$22,914	$22,968	$10,708	$10,653

Debt

The following table presents the carrying values and fair values at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$249,446	$248,082	$249,315	$246,565
7.750% Senior Notes	348,116	337,656	347,910	339,927
7.500% Senior Notes	397,855	377,598	397,672	379,404
8.750% Senior Notes	495,134	464,785	494,997	470,965
3.125% Convertible Senior Notes	391,972	306,976	391,603	332,792
Facility	1,000,000	1,000,000	900,000	900,000
Total	$2,882,523	$2,735,097	$2,781,497	$2,669,653

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

During the three months ended March 31, 2025 and 2024, the Company did not recognize impairment of proved oil and gas properties. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

9. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.4 million and $7.3 million during the three months ended March 31, 2025 and 2024, respectively. The total tax benefit for the three months ended March 31, 2025 and 2024 was $1.4 million and $1.1 million, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $3.1 million and $(9.6) million for the three months ended March 31, 2025 and 2024, respectively. The fair value of awards vested during the three months ended March 31, 2025 and 2024 was $19.1 million and $80.2 million, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $3.91 to $13.06 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 58.0% to 105.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 4.2%.

The following table reflects the outstanding restricted stock units as of March 31, 2025:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2024	4,753	$6.36	8,766	$9.07
Granted(1)	2,473	3.66	3,894	4.96
Forfeited(1)	(95)	5.60	(46)	8.36
Vested	(2,042)	6.09	(3,968)	6.89
Outstanding at March 31, 2025	5,089	5.17	8,646	8.43
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

As of March 31, 2025, total equity-based compensation to be recognized on unvested restricted stock units is $42.1 million over a weighted average period of 2.03 years. At March 31, 2025, the Company had approximately 4.2 million shares that remain available for issuance under the LTIP.

10. Income Taxes

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

Income before income taxes is composed of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
United States	$(60,770)	$(34,412)
Foreign	(33,261)	176,381
Income before income taxes	$(94,031)	$141,969

For the three months ended, March 31, 2025 and 2024, our effective tax rate was (18%) and 35%, respectively. For the three months ended March 31, 2025 and 2024, our overall effective tax rates were impacted by:

•The difference in our 21% U.S. income tax reporting rate and the statutory income tax rates applicable to our foreign operations, primarily in Ghana and Equatorial Guinea,
•Jurisdictions that have a 0% statutory tax rate or that are tax exempt,

•Jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and
•Other non-deductible expenses.

11. Net Income (Loss) Per Share

The following table is a reconciliation between net income (loss) and the amounts used to compute basic and diluted net income (loss) per share and the weighted average shares outstanding used to compute basic and diluted net income (loss) per share. Potentially dilutive securities include shares issuable upon conversion of our 3.125% Convertible Senior Notes using the if-converted method and restricted stock units awards under our equity-based compensation plan.

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$(110,606)	$91,686
Denominator:
Weighted average number of shares outstanding:
Basic	475,681	468,042
Restricted stock units(1)	—	14,054
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—
Diluted	475,681	482,096
Net income (loss) per share:
Basic	$(0.23)	$0.20
Diluted	$(0.23)	$0.19
__________________________________
(1)We excluded restricted stock units of 7.9 million and 3.8 million for the three months ended March 31, 2025 and 2024 from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of March 31, 2025, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

12. Commitments and Contingencies

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

As of March 31, 2025, we have a commitment to drill one development well in Equatorial Guinea.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs incurred for the GTA Phase 1 project. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $312.7 million has been incurred through March 31, 2025, excluding accrued interest.

In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $126.1 million as of March 31, 2025, net to Kosmos, which will be funded annually by Kosmos over an estimated 11 year period.

Performance Obligations

As of March 31, 2025 and December 31, 2024, the Company had performance and supplemental bonds totaling $156.2 million and $169.4 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

We have a commitment to our buyer under the Tortue Phase 1 SPA, BP Gas Marketing Limited, to deliver our proportionate share of a minimum annual contract quantity of LNG of 127,951,000 MMBtu, which is equivalent to approximately 2.45 million tonnes per annum, subject to certain downward adjustments by the sellers. Under certain circumstances, in the event the annual quantities provided are lower than the minimum annual contract quantity, Kosmos may be obligated to credit or pay a portion of the Contract Price to BP Gas Marketing Limited for the shortfall volumes.

13. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued liabilities:
Exploration, development and production	$67,936	$78,163
Revenue payable	19,300	18,909
Current asset retirement obligations	—	125
General and administrative expenses	9,043	39,071
Interest	87,417	47,228
Income taxes	21,533	52,262
Taxes other than income	1,028	1,222
Derivatives	167	844
Other	8,195	7,130
	$214,619	$244,954

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the three months ended March 31, 2025:

March 31, 2025
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$407,011
Liabilities incurred during period	—
Liabilities settled during period	(220)
Revisions in estimated retirement obligations	94
Accretion expense	9,011
Ending asset retirement obligations	$415,896

14. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2025, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2025
Revenues and other income:
Oil and gas revenue	$151,253	$34,407	$2,697	$101,778	$—	$—	$290,135
Other income, net	252	—	—	490	46,790	(47,236)	296
Total revenues and other income	151,505	34,407	2,697	102,268	46,790	(47,236)	290,431
Costs and expenses:
Oil and gas production	41,310	16,978	58,101	50,919	—	—	167,308
Exploration expenses	45	2,361	1,618	4,495	1,150	—	9,669
General and administrative	3,285	1,821	2,528	5,184	53,941	(40,504)	26,255
Depletion, depreciation and amortization	44,817	15,100	2,917	57,675	158	—	120,667
Interest and other financing costs, net(1)	11,141	(67)	(1,014)	(2,020)	43,802	—	51,842
Derivatives, net	—	—	—	—	6,732	—	6,732
Other expenses, net	5,196	1,526	715	1,347	(63)	(6,732)	1,989
Total costs and expenses	105,794	37,719	64,865	117,600	105,720	(47,236)	384,462
Income (loss) before income taxes	45,711	(3,312)	(62,168)	(15,332)	(58,930)	—	(94,031)
Income tax expense (benefit)	16,676	(601)	—	(111)	611	—	16,575
Net income (loss)	$29,035	$(2,711)	$(62,168)	$(15,221)	$(59,541)	$—	$(110,606)

Consolidated capital expenditures, net	$18,958	$(1,357)	$49,013	$18,331	$1,243	$—	$86,188

As of March 31, 2025
Property and equipment, net	$963,977	$466,204	$2,105,186	$861,330	$16,359	$—	$4,413,056
Total assets	$3,652,535	$2,470,169	$3,231,623	$4,101,688	$26,285,260	$(34,471,861)	$5,269,414
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2024
Revenues and other income:
Oil and gas revenue	$252,144	$79,535	$—	$87,424	$—	$—	$419,103
Other income, net	—	—	—	510	65,742	(66,216)	36
Total revenues and other income	252,144	79,535	—	87,934	65,742	(66,216)	419,139
Costs and expenses:
Oil and gas production	18,047	41,025	—	34,546	—	—	93,618
Exploration expenses	(59)	1,186	5,176	4,887	870	—	12,060
General and administrative	3,589	1,541	3,165	5,858	56,506	(42,394)	28,265
Depletion, depreciation and amortization	48,288	14,594	223	37,458	365	—	100,928
Interest and other financing costs, net(1)	13,268	(795)	(35,832)	(4,092)	43,899	—	16,448
Derivatives, net	—	—	—	—	23,822	—	23,822
Other expenses, net	23,839	(3)	1,603	306	106	(23,822)	2,029
Total costs and expenses	106,972	57,548	(25,665)	78,963	125,568	(66,216)	277,170
Income (loss) before income taxes	145,172	21,987	25,665	8,971	(59,826)	—	141,969
Income tax expense (benefit)	43,545	8,426	—	80	(1,768)	—	50,283
Net income (loss)	$101,627	$13,561	$25,665	$8,891	$(58,058)	$—	$91,686

Consolidated capital expenditures, net	$64,476	$44,618	$126,574	$49,280	$1,279	$—	$286,227

As of March 31, 2024
Property and equipment, net	$1,059,280	$456,066	$1,947,602	$908,568	$17,888	$—	$4,389,404
Total assets	$3,568,629	$2,057,562	$2,836,943	$4,006,872	$24,075,457	$(31,195,332)	$5,350,131
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$90,245	$314,822
Adjustments:
Changes in capital accruals	(7,852)	(2,148)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	7,766	11,594
Capitalized interest	(4,193)	(42,401)
Other	222	4,360
Total consolidated capital expenditures, net	$86,188	$286,227
______________________________________
(1)Costs related to unsuccessful exploratory wells and leaseholds that are subsequently written off to Exploration expense are included in oil and gas assets when incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2024, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America. Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success.

Recent Developments

Corporate

In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion.

Ghana

During the first quarter of 2025, Ghana production averaged approximately 99,300 Boepd gross (33,000 Boepd net), including the partial impact on the quarter of the two week scheduled shutdown of the Jubilee FPSO.

The partnership completed a new 4D seismic survey on the Jubilee and TEN Fields during the first quarter of 2025 with processing currently underway. In December 2024, Tullow as the operator, entered into a drilling rig contract for the next development drilling campaign in the Jubilee Field, which is expected to commence in the second quarter of 2025. The campaign is planned to include the drilling and completion of two in-fill wells in the Jubilee Field in 2025 and a planned four-well drilling campaign in the Jubilee Field in 2026.

Gulf of America

Production from the Gulf of America averaged approximately 17,200 Boepd net (~85% oil) for the first quarter of 2025, including the impact of the one month scheduled shutdown at Devils Tower, the host facility for the Kodiak field.

In July 2024, we announced start-up of oil production from the first phase of the Winterfell development in the Green Canyon area of the Gulf of America (25% working interest). In October 2024, shortly after startup of the third well, production at the field was curtailed due to sand production from the third well seen at the production facility. Production from the first two wells was restored in December 2024. Remediation work on Winterfell-3 was performed in the first quarter of 2025, however was unsuccessful. Winterfell-3 has now been temporarily plugged and abandoned while the partnership evaluates options to restore production from the Winterfell-3 fault block. The drilling rig has moved to drill and complete Winterfell-4, commencing the second phase of the Winterfell development project. Winterfell-4 is expected online in the third quarter of 2025.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 25,700 Bopd gross (9,000 Bopd net) in the first quarter of 2025.

In the fourth quarter of 2024, the corporate tax rate in Equatorial Guinea was reduced from 35% to 25%, with an effective date of January 1, 2025.

Mauritania and Senegal

Greater Tortue Ahmeyim Project

Production in Mauritania and Senegal averaged approximately 5,100 Boepd gross (1,300 Boepd net) in the first quarter of 2025, as production from the GTA field was ramping up.

The Greater Tortue Ahmeyim (GTA) liquified natural gas (LNG) project achieved first gas production from the subsea system to the FPSO on December 31, 2024. First LNG was achieved in February 2025 and the partnership expects to achieve the ramp-up to the daily contracted sales volume, equivalent to approximately 2.45 million tonnes per annum, in the second quarter of 2025. The first LNG cargo was successfully completed in April 2025, with the second cargo currently lifting.

During the first quarter of 2025, low-rate subsea gas bubbles were discovered at the GTA A02 well offshore Mauritania during a planned commissioning test. The well has been capped which stopped the minor release. The A02 well is one of four wells for GTA Phase 1, and ramp-up and commissioning activities at GTA are not expected to be impacted while the A02 well is unavailable. Insurance proceeds are expected to cover a substantial portion of the costs for any repair of the well.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America. Certain operating results and statistics for the three months ended March 31, 2025 and 2024 are included in the following tables:

	Three Months Ended March 31,
	2025		2024
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	3,659		4,890
Gas (MMcf)	4,172		4,336
NGL (MBbl)	91		88
Total (MBoe)	4,445		5,701
Total (Boepd)	49,393		62,645

Revenues:
Oil sales	$270,405		$402,117
Gas sales	17,629		15,138
NGL sales	2,101		1,848
Total oil and gas revenue	$290,135		$419,103

Average oil sales price per Bbl	$73.90		$82.23
Average gas sales price per Mcf	4.23		3.49
Average NGL sales price per Bbl	23.09		21.00
Average total sales price per Boe	$65.27		$73.52

Costs:
Oil and gas production, excluding workovers	$153,627		$78,885
Oil and gas production, workovers	13,681		14,733
Total oil and gas production costs	$167,308	(1)	$93,618

Depletion, depreciation and amortization	$120,667		$100,928

Average cost per Boe:
Oil and gas production, excluding workovers	$34.56		$13.84
Oil and gas production, workovers	3.08		2.58
Total oil and gas production costs	$37.64	(1)	$16.42

Depletion, depreciation and amortization	27.14		17.70
Total	$64.78		$34.12
(1)Includes $58.1 million related to the LNG production at the GTA Phase 1 project in Mauritania and Senegal. All gas sales in Mauritania and Senegal are LNG sales. First LNG was achieved in February 2025.

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2025:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block G	—	—	—	—	—	—	1	0.40
Gulf of America
Winterfell(1)	—	—	—	—	1	0.25	—	—
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	2.70	—	—
Total	—	—	—	—	6	3.72	9	2.58

(1)Includes the Winterfell-4 well which is considered a step out well from an accounting perspective, but is being drilled as part of the Winterfell phased development.

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$290,135	$419,103	$(128,968)
Other income, net	296	36	260
Total revenues and other income	290,431	419,139	(128,708)
Costs and expenses:
Oil and gas production	167,308	93,618	73,690
Exploration expenses	9,669	12,060	(2,391)
General and administrative	26,255	28,265	(2,010)
Depletion, depreciation and amortization	120,667	100,928	19,739
Interest and other financing costs, net	51,842	16,448	35,394
Derivatives, net	6,732	23,822	(17,090)
Other expenses, net	1,989	2,029	(40)
Total costs and expenses	384,462	277,170	107,292
Income (loss) before income taxes	(94,031)	141,969	(236,000)
Income tax expense	16,575	50,283	(33,708)
Net income (loss)	$(110,606)	$91,686	$(202,292)

Oil and gas revenue.  Oil and gas revenue decreased by $129.0 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily as a result of lower production at Jubilee, the timing of our oil liftings in Equatorial Guinea and lower average realized oil and gas prices. We sold 4,445 MBoe at an average realized price per barrel equivalent of $65.27 during the three months ended March 31, 2025 and 5,701 MBoe at an average realized price per barrel equivalent of $73.52 during the three months ended March 31, 2024.

Oil and gas production.  Oil and gas production costs increased by $73.7 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily as a result of the inclusion of operating costs associated with LNG production at the GTA Phase 1 project in Mauritania and Senegal, costs related to the scheduled shutdown and maintenance activities in Ghana, and workovers in the Gulf of America.

Exploration expenses.  Exploration expenses decreased by $2.4 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily as a result of decreased seismic data acquisition costs in the Gulf of America business unit.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased by $19.7 million during the three months ended March 31, 2025, as compared with the three months ended March 31, 2024 primarily as a result of higher depletion rates per boe across our portfolio as a result of increased cost basis related to the respective development activities in 2024 and increased production in the Gulf of America, partially offset by the lower sales volumes in Ghana and Equatorial Guinea.

Interest and other financing costs, net. Interest and other financing costs, net increased by $35.4 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily as a result of decreased capitalized interest related to the GTA Phase 1 project commencing first gas production in December 2024.

Derivatives, net.  During the three months ended March 31, 2025 and 2024, we recorded a loss of $6.7 million and a loss of $23.8 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense. For the three months ended March 31, 2025 and 2024, changes to our effective tax rates are driven by which tax jurisdictions our income before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

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

Oil prices are historically volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This oil price volatility could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position support our remaining capital program for 2025.

As such, our 2025 capital budget is based on our exploitation and production plans for Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America, and our appraisal and development activities in the Gulf of America, Mauritania and Senegal.

Our future financial condition and liquidity can be impacted by, among other factors, the success of our exploration, appraisal and exploitation drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil and gas, our ability to secure and maintain partners and their alignment with respect to capital plans, the actual cost of exploration, appraisal, exploitation and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.

As of March 31, 2025, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $350.0 million. In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$(888)	$272,563
Net proceeds from issuance of senior notes	—	390,430
Borrowings under long-term debt	100,000	175,000
	99,112	837,993
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	90,245	314,822
Notes receivable and other investing activities	44,048	2,528
Payments on long-term debt	—	300,000
Purchase of capped call transactions	—	49,800
Other financing costs	—	11,691
	134,293	678,841
Increase (decrease) in cash, cash equivalents and restricted cash	$(35,181)	$159,152

Net cash provided by (used in) operating activities.  Net cash used in operating activities for the three months ended March 31, 2025 was $0.9 million compared with net cash provided by operating activities for the three months ended March 31, 2024 of $272.6 million. The decrease in cash provided by operating activities in the three months ended March 31, 2025 when compared to the same period in 2024 is primarily a result of lower sales volumes in Ghana and Equatorial Guinea, lower average realized oil and gas prices, higher oil and gas production costs related to the inclusion of operating costs associated with LNG production at the GTA Phase 1 project and costs related to the scheduled shutdown and maintenance activities in Ghana and workovers in the Gulf of America for the three months ended March 31, 2025.

The following table presents our liquidity and financial position as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$900,000
7.125% Senior Notes	250,000	250,000
7.750% Senior Notes	350,000	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
Total long-term debt	2,900,274	2,800,274
Cash and cash equivalents	49,791	84,972
Total restricted cash	305	305
Net debt	$2,850,178	$2,714,997

Availability under the Facility	$350,000	$450,000
Available borrowings plus cash and cash equivalents	$399,791	$534,972

Capital Expenditures and Investments

We expect to incur capital costs as we:

•    drill additional infill wells and execute exploitation and production activities in Ghana, Equatorial Guinea and the Gulf of America;

•    complete development of the first phase of GTA; and

•    advance appraisal and development efforts for the existing discoveries in the Gulf of America and internationally.

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

2025 Capital Program
We estimate we will spend $400 million or less of capital for the year ending December 31, 2025, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $275 million related to maintenance activities across our producing Ghana, Equatorial Guinea and Gulf of America assets, including infill development drilling and facilities integrity spend;

•Approximately $50 million related to the completion of the first phase of the GTA development in Mauritania and Senegal;

•Less than $75 million related to progressing our appraisal and development programs in the Gulf of America, Mauritania and Senegal.

The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our exploitation and drilling results among other factors. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil, natural gas and LNG and the prices we receive from the sale of oil, natural gas and LNG, and our ability to effectively hedge future production volumes, the success of our multi-faceted infrastructure-led exploration, appraisal and development drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploration, appraisal, exploitation and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. As of March 31, 2025, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $350.0 million.

In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of March 31, 2025, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. We were in compliance with the financial covenants contained in the Facility as of March 31, 2025 (the most recent assessment date). The Facility contains customary cross default provisions.

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
Senior Notes

We have four series of senior notes outstanding as of March 31, 2025, which we collectively refer to as the “Senior Notes.” Our 7.125% Senior Notes have an outstanding balance of $250.0 million and mature on April 4, 2026. Interest is payable on the 7.125% Senior Notes each April 4 and October 4. Our 7.750% Senior Notes have an outstanding balance of $350.0 million and mature on May 1, 2027. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 8.750% Senior Notes have an outstanding balance of $500.0 million and mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
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
The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain of our existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries.
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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2025, and the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							March 31,
	2025(2)	2026	2027	2028	2029	Thereafter	Total	2025
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$250,000	$—	$—	$—	$—	$250,000	$248,082
7.750% Senior Notes	—	—	350,000	—	—	—	350,000	337,656
7.500% Senior Notes	—	—	—	400,274	—	—	400,274	377,598
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	464,785
3.125% Convertible Senior Notes	—	—	—	—	—	400,000	400,000	306,976

Variable rate debt:
Weighted average interest rate	8.32%	8.47%	8.63%	9.22%	9.52%	—%
Facility(1)	$—	$—	$6,359	$439,686	$553,955	$—	$1,000,000	$1,000,000

Total principal debt repayments	$—	$250,000	$356,359	$839,960	$553,955	$900,000	$2,900,274
Interest & commitment fee payments on long-term debt	209,383	213,042	190,326	144,669	89,430	93,750	940,600
Operating leases(3)	3,153	4,272	4,209	3,844	2,808	—	18,286
Purchase obligations(4)	20,300	—	—	—	—	—	20,300
Decommissioning Trust Funds(5)	—	11,460	11,460	11,460	11,460	80,218	126,058
Firm transportation commitments	2,682	4,413	2,222	—	—	—	9,317
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of March 31, 2025. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period April 1, 2025 through December 31, 2025.
(3)Primarily relates to corporate and foreign office leases.
(4)Represents gross contractual obligations to execute planned future capital projects. Other joint owners in the properties operated by Kosmos will be billed for their working interest share of such costs. Does not include our share of operator’s purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company’s liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 13 - Additional Financial Information for additional information regarding these liabilities.
(5)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $126.1 million as of March 31, 2025, net to Kosmos, which will be funded annually by Kosmos over an estimated 11 year period. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

As of March 31, 2025, we have a commitment to drill one development well in Equatorial Guinea.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs incurred for the GTA Phase 1 project. Kosmos’ total share for the two agreements combined is currently estimated at approximately $370.0 million, of which $312.7 million has been incurred through March 31, 2025, excluding accrued interest. The amount financed by Kosmos is to be repaid through the national oil companies’ share of future revenues.

We have a commitment to our buyer under the Tortue Phase 1 SPA, BP Gas Marketing Limited, to deliver our proportionate share of a minimum annual contract quantity of LNG of 127,951,000 MMBtu, which is equivalent to approximately 2.45 million tonnes per annum, subject to certain downward adjustments by the sellers. Under certain circumstances, in the event the annual quantities provided are lower than the minimum annual contract quantity, Kosmos may be obligated to credit or pay a portion of the Contract Price to BP Gas Marketing Limited for the shortfall volumes.

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, receivables, income taxes, derivative instruments and hedging activities, estimates of proved oil and gas reserves, asset retirement obligations and impairment of long-lived assets as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than items discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2024.

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
•the impacts of the continued war in Ukraine and ongoing instability in the Middle East and the effects these events have on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and LNG prices and operating and capital expenditures;
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

We manage market and counterparty credit risk in accordance with our policies. In accordance with these policies and guidelines, our management determines the appropriate timing and extent of derivative transactions. See “Item 8. Financial Statements and Supplementary Data — Note 2 — Accounting Policies, Note 7 — Derivative Financial Instruments and Note 8— Fair Value Measurements” section of our annual report on Form 10-K for a description of the accounting procedures we follow relative to our derivative financial instruments.

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2025:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2024	$9,468	$2,202	$11,670
Changes in contract fair value	(7,559)	(27)	(7,586)
Contract maturities	336	(830)	(494)
Fair value of contracts outstanding as of March 31, 2025	$2,245	$1,345	$3,590

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first three months of 2025 ranged between $69.83 and $83.06 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first three months of 2025.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2025. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			March 31,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2025(1)
									(In thousands)
2025:
Apr - Jun	Two-way collars	Dated Brent	1,000	$0.50	$—	$—	$70.00	$85.00	$(4)
Apr - Jun	Swaps	Dated Brent	1,000	—	75.48	—	—	—	172
Apr - Dec	Two-way collars	Dated Brent	1,500	1.00	—	—	70.00	85.00	1,607
Apr - Dec	Three-way collars	Dated Brent	1,500	1.13	—	55.00	70.00	85.00	470
__________________________________
(1)Fair values are based on the average forward oil prices on March 31, 2025.

In May 2025, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from July 2025 through December 2025 with a floor price of $55.00 per barrel and a ceiling price of $70.00 per barrel.
At March 31, 2025, our open commodity derivative instruments were in a net asset position of $2.2 million. As of March 31, 2025, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre-tax earnings by approximately $18.6 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $21.6 million.

Interest Rate Derivative Instruments

See Note 7 — Derivative Financial Instruments and Note 8 — Fair Value Measurements for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of March 31, 2025 total $1.0 billion and have a weighted average interest rate of 8.4%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $4.3 million interest expense per year. The impact of the 2025 fixed interest rate swap would reduce the estimated additional interest expense to $1.6 million for the nine months ending December 31, 2025. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the GTA FPSO arrangement.

As of March 31, 2025, the fair market value of our interest rate swaps was a net asset of approximately $1.3 million. If SOFR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 and Non Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows.

On February 27, 2025, Sir John Grant, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Sir John Grant’s plan is for the sale of up to 27,923 shares of our common stock on June 5, 2025, in order to cover income tax liability from the vesting of restricted share units that were granted to him under the Company’s Long Term Incentive Plan.

 During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any non-Rule 10b5-1 trading arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	May 6, 2025	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Offer Letter, dated July 6, 2024, between Kosmos Energy, LLC and Josh R. Marion.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________________________________