Form 10-Q
period 2025-06-30
Kosmos Energy Ltd.
filed 2025-08-04
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Shares, $0.01 par value	478,253,972

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

“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.

“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“8.750% Senior Notes”	8.750% Senior Notes due 2031.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.

“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,694	$84,972
Receivables	117,819	164,959
Inventories	163,182	170,871
Prepaid expenses and other	14,690	16,414
Derivatives	15,995	8,916
Total current assets	363,380	446,132

Property and equipment, net	4,357,812	4,444,221

Other assets:
Restricted cash	305	305
Long-term receivables	444,749	385,463
Deferred tax assets	4,008	4,717
Derivatives	3,673	512
Other	39,079	27,638
Total assets	$5,213,006	$5,308,988
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$312,928	$349,994
Accrued liabilities	240,585	244,954
Current maturities of long-term debt	250,000	—
Derivatives	5,770	—
Total current liabilities	809,283	594,948
Long-term liabilities:
Long-term debt, net	2,600,553	2,744,712
Derivatives	626	—
Asset retirement obligations	425,116	406,886
Deferred tax liabilities	314,359	313,433
Other long-term liabilities	45,285	48,585
Total long-term liabilities	3,385,939	3,513,616
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 522,483,129 and 516,158,749 issued at June 30, 2025 and December 31, 2024, respectively	5,225	5,162
Additional paid-in capital	2,530,382	2,514,739
Accumulated deficit	(1,280,816)	(1,082,470)
Treasury stock, at cost, 44,263,269 shares at June 30, 2025 and December 31, 2024, respectively	(237,007)	(237,007)
Total stockholders’ equity	1,017,784	1,200,424
Total liabilities and stockholders’ equity	$5,213,006	$5,308,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues and other income:
Oil and gas revenue	$392,635	$450,900	$682,770	$870,003
Gain on sale of assets	600	—	600	—
Other income, net	283	36	579	72
Total revenues and other income	393,518	450,936	683,949	870,075
Costs and expenses:
Oil and gas production	243,118	150,733	410,426	244,351
Exploration expenses	4,069	13,235	13,738	25,295
General and administrative	19,074	25,161	45,329	53,426
Depletion, depreciation and amortization	151,268	90,094	271,935	191,022
Interest and other financing costs, net	54,834	37,279	106,676	53,727
Derivatives, net	(21,566)	(2,852)	(14,834)	20,970
Other expenses, net	6,481	2,162	8,470	4,191
Total costs and expenses	457,278	315,812	841,740	592,982
Income (loss) before income taxes	(63,760)	135,124	(157,791)	277,093
Income tax expense	23,980	75,354	40,555	125,637
Net income (loss)	$(87,740)	$59,770	$(198,346)	$151,456

Net income (loss) per share:
Basic	$(0.18)	$0.13	$(0.42)	$0.32
Diluted	$(0.18)	$0.12	$(0.42)	$0.32

Weighted average number of shares used to compute net income (loss) per share:
Basic	478,068	471,599	476,881	469,821
Diluted	478,068	480,172	476,881	479,824

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2025:
Balance as of December 31, 2024	516,159	$5,162	$2,514,739	$(1,082,470)	$(237,007)	$1,200,424
Equity-based compensation	—	—	8,362	—	—	8,362
Restricted stock units	6,009	60	(60)	—	—	—
Net loss	—	—	—	(110,606)	—	(110,606)
Balance as of March 31, 2025	522,168	$5,222	$2,523,041	$(1,193,076)	$(237,007)	$1,098,180
Equity-based compensation	—	—	7,345	—	—	7,345
Restricted stock units	315	3	(3)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net loss	—	—	—	(87,740)	—	(87,740)
Balance as of June 30, 2025	522,483	$5,225	$2,530,382	$(1,280,816)	$(237,007)	$1,017,784

2024:
Balance as of December 31, 2023	504,393	$5,044	$2,536,621	$(1,272,321)	$(237,007)	$1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	7,333	—	—	7,333
Restricted stock units	11,373	114	(114)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	91,686	—	91,686
Balance as of March 31, 2024	515,766	$5,158	$2,484,119	$(1,180,635)	$(237,007)	$1,071,635
Equity-based compensation	—	—	10,487	—	—	10,487
Restricted stock awards and units	241	2	(2)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net income	—	—	—	59,770	—	59,770
Balance as of June 30, 2024	516,007	$5,160	$2,494,603	$(1,120,865)	$(237,007)	$1,141,891

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$(198,346)	$151,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	275,708	195,677
Deferred income taxes	1,636	5,199
Unsuccessful well costs and leasehold impairments	162	2,685
Change in fair value of derivatives	(7,883)	21,106
Cash settlements on derivatives, net (including $9.7 million and $(7.4) million on commodity hedges during 2025 and 2024)	6,281	(7,366)
Equity-based compensation	15,707	17,815
Gain on sale of assets	(600)	—
Debt modifications and extinguishments	—	22,531
Other	(8,506)	(11,988)
Changes in assets and liabilities:
Decrease in receivables	70,659	16,506
Decrease in inventories and prepaid expenses	7,542	3,653
Increase (decrease) in accounts payable and accrued liabilities	(36,080)	78,946
Net cash provided by operating activities	126,280	496,220
Investing activities
Oil and gas assets	(172,766)	(552,993)
Notes receivable and other investing activities	(86,791)	(2,575)
Net cash used in investing activities	(259,557)	(555,568)
Financing activities
Borrowings under long-term debt	200,000	175,000
Payments on long-term debt	(100,000)	(350,000)
Net proceeds from issuance of senior notes	—	390,430
Purchase of capped call transactions	—	(49,800)
Other financing costs	(1)	(30,925)
Net cash provided by financing activities	99,999	134,705
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,278)	75,357
Cash, cash equivalents and restricted cash at beginning of period	85,277	98,761
Cash, cash equivalents and restricted cash at end of period	$51,999	$174,118

Supplemental cash flow information
Cash paid for:
Income taxes, net of refund received	$69,296	$152,255

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

Cash, Cash Equivalents and Restricted Cash

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$51,694	$84,972
Restricted cash - long-term	305	305
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$51,999	$85,277

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our debt cover ratio was 2.54x, partially due to pre-production operating costs associated with the GTA Phase 1 project. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025, by which time both GTA revenue and expenses are expected to be realized.

Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and natural gas properties operated by the Company for shared costs. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

Inventories

Inventories consisted of $151.5 million and $167.5 million of materials and supplies and $11.7 million and $3.4 million of hydrocarbons as of June 30, 2025 and December 31, 2024, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues from contracts with customers:
Ghana	$212,880	$334,917	$365,685	$590,554
Equatorial Guinea	63,196	36,831	96,878	116,061
Mauritania/Senegal	20,239	—	22,936	—
Gulf of America	103,100	76,100	204,878	163,524
Total revenues from contracts with customers	399,415	447,848	690,377	870,139
Provisional oil sales contracts	(6,780)	3,052	(7,607)	(136)
Oil and gas revenue	$392,635	$450,900	$682,770	$870,003

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

3. Receivables

Receivables consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Joint interest billings, net	$24,210	$33,120
Oil and gas sales	74,553	89,694
Other current receivables	19,056	42,145
Total receivables	$117,819	$164,959

Long-term receivables	$444,749	$385,463

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date was achieved in June 2025 following the successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum. As of June 30, 2025 and December 31, 2024, the principal balance due from the national oil companies was $355.5 million and $280.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of June 30, 2025 and December 31, 2024, accrued interest on the balance due from the national oil companies was $68.1 million and $56.6 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $6.2 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively, and $11.5 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively.

4. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Oil and gas properties:
Proved properties	$8,451,902	$8,342,353
Unproved properties	419,541	386,292
Total oil and gas properties	8,871,443	8,728,645
Accumulated depletion	(4,516,773)	(4,288,215)
Oil and gas properties, net	4,354,670	4,440,430

Other property	66,674	66,675
Accumulated depreciation	(63,532)	(62,884)
Other property, net	3,142	3,791

Property and equipment, net	$4,357,812	$4,444,221

We recorded depletion expense of $141.7 million and $81.1 million for the three months ended June 30, 2025 and 2024, respectively, and $253.1 million and $173.3 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, additions to our proved properties primarily related to development costs associated with the first phase of the GTA development in Mauritania and Senegal and infill development in the Jubilee Field in Ghana.

5. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the six months ended June 30, 2025.

June 30, 2025
(In thousands)
Beginning balance	$196,202
Additions to capitalized exploratory well costs pending the determination of proved reserves	11,315
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$207,517

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2025	December 31, 2024
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to five years	69,746	63,552
Exploratory well costs capitalized for a period of six to ten years	137,771	132,650
Ending balance	$207,517	$196,202
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	2	2

As of June 30, 2025, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Yakaar and Teranga discoveries in the Cayar Offshore Profond block offshore Senegal and the Tiberius discovery in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.

Yakaar and Teranga Discoveries — In May 2016, we drilled the Teranga-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In June 2017, we drilled the Yakaar-1 exploration well in the Cayar Offshore Profond block offshore Senegal, which encountered hydrocarbon pay. In November 2017, an integrated Yakaar-Teranga appraisal plan was submitted to the government of Senegal. In September 2019, we drilled the Yakaar-2 appraisal well which encountered hydrocarbon pay. The Yakaar-2 well was drilled approximately nine kilometers from the Yakaar-1 exploration well. In March 2024, the current phase of the Cayar Block exploration license was extended an additional two years to July 2026. The Yakaar and Teranga discoveries are being analyzed as a joint development. During 2025, we are working with the partnership to finalize the concept design.

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

6. Debt

	June 30, 2025	December 31, 2024
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$900,000
7.125% Senior Notes	250,000	250,000
7.750% Senior Notes	350,000	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
Total long-term debt	2,900,274	2,800,274
Unamortized deferred financing costs and discounts(1)	(49,721)	(55,562)
Total debt, net	2,850,553	2,744,712
Less: Current maturities of long-term debt	(250,000)	—
Long-term debt, net	$2,600,553	$2,744,712
(1)Includes $27.3 million and $30.4 million of unamortized deferred financing costs related to the Facility, $12.3 million and $14.1 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $10.1 million and $11.1 million of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes as of June 30, 2025 and December 31, 2024, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. As of June 30, 2025, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $350.0 million. Final maturity of the Facility is December 31, 2029. In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea.
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

The Facility provides a revolving credit and letter of credit facility. As of June 30, 2025, we had no letters of credit issued under the Facility.

When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.125% Senior Notes, the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our debt cover ratio was 2.54x, partially due to pre-production operating costs associated with the GTA Phase 1 project. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025, by which time both GTA revenue and expenses are expected to be realized.

In July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment makes this covenant less restrictive for the next two scheduled financial covenant assessment dates in September 2025 and March 2026, up to a maximum of 4.0x and 4.25x, respectively, and thereafter returns to the originally agreed upon ratio of 3.50x for assessment dates thereafter. The change is intended to align the covenant calculation with recent business operations, lower oil prices and the impact of pre-production operating costs associated with the GTA Phase 1 project on our results of operations.

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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of June 30, 2025, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is the equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments. As of June 30, 2025, no shares have been converted.
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
Principal Debt Repayments

At June 30, 2025, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2025(2)	2026	2027	2028	2029	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,900,274	$—	$250,000	$444,086	$796,761	$509,427	$900,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of June 30, 2025 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period July 1, 2025 through December 31, 2025.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest expense	$55,825	$53,168	$111,671	$107,937
Amortization—deferred financing costs	1,889	2,256	3,773	4,655
Debt modifications and extinguishments	—	22,531	—	22,531
Capitalized interest	(4,316)	(41,525)	(8,510)	(83,926)
Deferred interest	249	(1,010)	(1,793)	(2,982)
Interest income	(7,158)	(6,233)	(15,253)	(10,874)
Other, net	8,345	8,092	16,788	16,386
Interest and other financing costs, net	$54,834	$37,279	$106,676	$53,727

Cash payments for interest totaled $87.3 million and $61.0 million for the three months ended June 30, 2025 and 2024, respectively, and $109.9 million and $91.4 million for the six months ended June 30, 2025 and 2024, respectively. Capitalized interest totaled $4.3 million and $41.5 million for the three months ended June 30, 2025 and 2024, respectively, and $8.5 million and $83.9 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in capitalized interest during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to the achievement of first gas production on the GTA Phase 1 project on December 31, 2024, after which we no longer capitalize interest on the project.

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2025. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2025:
Jul - Dec	Two-way collars	Dated Brent	4,000	$1.35	$—	$—	$60.00	$74.94
Jul - Dec	Three-way collars	Dated Brent	1,000	1.13	—	55.00	70.00	85.00
2026:
Jan - Jun	Two-way collars	Dated Brent	1,000	1.55	—	—	60.00	74.75
Jan - Dec	Three-way collars	Dated Brent	2,000	—	—	50.00	60.00	75.51
Jan - Jun	Swaps(1)	Dated Brent	1,000	—	72.90	—	—	80.00
Jan - Dec	Swaps(1)	Dated Brent	1,000	—	72.46	—	—	80.00
__________________________________
(1)Includes call option contracts sold to counterparties to enhance Swaps.

In July 2025, we entered into Dated Brent enhanced swap contracts for 2.0 MMBbl from January 2026 through December 2026 with a sub-floor price of $55.00 per barrel and a swap price of $69.70 per barrel.

Interest Rate Derivative Contracts

The following table summarizes our open interest rate swaps whereby we pay a fixed rate of interest and the counterparty pays a variable SOFR-based rate as of June 30, 2025:

			Weighted Average
Term	Type of Contract	Floating Rate	Notional	Fixed Rate
			(In Thousands)
Jul - Dec 2025	Swap	1-Month TERM SOFR	$500,000	3.645%
The following tables disclose the Company’s derivative instruments as of June 30, 2025 and December 31, 2024, and gain/(loss) from derivatives during the three and six months ended June 30, 2025 and 2024, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2025	December 31, 2024
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$15,120	$6,714
Provisional oil sales	Receivables: Oil and gas sales	—	2,242
Interest rate	Derivatives assets—current	875	2,202
Commodity	Derivatives assets—long-term	3,673	512
Derivative liabilities:
Commodity	Derivatives liabilities—current	(5,770)	—
Commodity	Derivatives liabilities—long-term	(626)	—
Total derivatives not designated as hedging instruments		$13,272	$11,670

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2025	2024	2025	2024
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional oil sales	Oil and gas revenue	$(6,780)	$3,052	$(7,607)	$(136)
Commodity	Derivatives, net	21,566	2,852	14,834	(20,970)
Interest rate	Interest expense	683	—	656	—
Total derivatives not designated as hedging instruments		$15,469	$5,904	$7,883	$(21,106)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2025 and December 31, 2024, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2025
Assets:
Commodity derivatives	$—	$18,793	$—	$18,793
Interest rate derivatives	—	875	—	875
Decommissioning trust fund:
Debt securities	—	23,190	—	23,190
Liabilities:
Commodity derivatives	—	(6,396)	—	(6,396)
Total	$—	$36,462	$—	$36,462
December 31, 2024
Assets:
Commodity derivatives	$—	$7,226	$—	$7,226
Provisional oil sales	—	2,242	—	2,242
Interest rate derivatives	—	2,202	—	2,202
Decommissioning trust fund:
Debt securities	—	10,653	—	10,653
Total	$—	$22,323	$—	$22,323

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

Commodity Derivatives

Our commodity derivatives represent swaps, crude oil collars, put options and call options for notional barrels of oil at fixed Dated Brent oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for the respective index, (iii) a credit-adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for the respective index. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market-quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 7 — Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.

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

As of June 30, 2025, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at fair market value as a long-term investment in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at June 30, 2025. Contributions made to the decommissioning trust are reported as investing activities in our consolidated cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. During the six months ended June 30, 2025, we contributed $11.5 million to the decommissioning trust fund.

The following table summarizes Kosmos’ portion of the investment activity in debt securities held by the decommissioning trust during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,

Type of Security	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)
2025
Debt securities	$198	$—	$22	$12,406	$—	$131
Cash and cash equivalents	—	2	—	—	(745)	—
Other(1)	—	23	—	—	166	—
Total	$198	$25	$22	$12,406	$(579)	$131
2024
Debt securities	$—	$—	$—	$—	$—	$—
Cash and cash equivalents	—	—	—	—	—	—
Other(1)	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

(1)    Represents net receivables relating to interest.

The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$23,114	$23,190	$10,708	$10,653
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$23,114	$23,190	$10,708	$10,653

Debt

The following table presents the carrying values and fair values at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$249,580	$241,655	$249,315	$246,565
7.750% Senior Notes	348,326	311,279	347,910	339,927
7.500% Senior Notes	398,042	329,446	397,672	379,404
8.750% Senior Notes	495,275	377,360	494,997	470,965
3.125% Convertible Senior Notes	392,343	275,208	391,603	332,792
Facility	1,000,000	1,000,000	900,000	900,000
Total	$2,883,566	$2,534,948	$2,781,497	$2,669,653

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

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize impairment of proved oil and gas properties. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

9. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $7.3 million and $10.5 million during the three months ended June 30, 2025 and 2024, respectively, and $15.7 million and $17.8 million during the six months ended June 30, 2025 and 2024, respectively. The total tax benefit for the three months ended June 30, 2025 and 2024 was $1.2 million and $1.7 million, respectively, and $2.6 million and $2.8 million during the six months ended June 30, 2025 and 2024, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $0.3 million and nil for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $(9.5) million during the six months ended June 30, 2025 and 2024, respectively. The fair value of awards vested during the three months ended June 30, 2025 and 2024 was $0.6 million and $1.4 million, respectively, and $19.7 million and $81.6 million during the six months ended June 30, 2025 and 2024, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $3.05 to $13.06 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 58.0% to 105.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 0.2% to 4.2%.

The following table reflects the outstanding restricted stock units as of June 30, 2025:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2024	4,753	$6.36	8,766	$9.07
Granted(1)	3,193	3.24	3,938	4.93
Forfeited(1)	(198)	5.66	(121)	8.39
Vested	(2,306)	6.07	(4,019)	6.96
Outstanding at June 30, 2025	5,442	4.67	8,564	8.38
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

As of June 30, 2025, total equity-based compensation to be recognized on unvested restricted stock units is $35.0 million over a weighted average period of 1.82 years. At June 30, 2025, the Company had approximately 3.6 million shares that remain available for issuance under the LTIP.

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

Income before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
United States	$(43,691)	$(40,629)	$(104,461)	$(75,042)
Foreign	(20,069)	175,753	(53,330)	352,135
Income before income taxes	$(63,760)	$135,124	$(157,791)	$277,093

For the three months ended, June 30, 2025 and 2024, our effective tax rate was (38)% and 56%, respectively. For the six months ended June 30, 2025 and 2024, our effective tax rate was (26)% and 45%, respectively. For the three and six months ended June 30, 2025 and 2024, our overall effective tax rates were impacted by:

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

In July 2025, new U.S tax legislation was signed into law in the United States known as the "One Big Beautiful Bill Act" or "OBBBA". The legislation includes a broad range of U.S. corporate tax reform provisions affecting businesses across numerous industries. We are currently in the process of evaluating the implications of this new legislation and the potential impact to the Company. The legislation was signed into law after the close of our second quarter, and therefore no adjustments have been made in our operating results for the six months ended June 30, 2025. Additional disclosures will be provided in future periods if necessary as the impact of the legislation is determined.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$(87,740)	$59,770	$(198,346)	$151,456
Denominator:
Weighted average number of shares outstanding:
Basic	478,068	471,599	476,881	469,821
Restricted stock units(1)	—	8,573	—	10,003
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—	—	—
Diluted	478,068	480,172	476,881	479,824
Net income (loss) per share:
Basic	$(0.18)	$0.13	$(0.42)	$0.32
Diluted	$(0.18)	$0.12	$(0.42)	$0.32
__________________________________
(1)We excluded restricted stock units of 5.2 million and 1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $5.9 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of June 30, 2025, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

12. Commitments and Contingencies

From time to time, we are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes that the likelihood of an unfavorable outcome having a material impact is neither reasonably possible nor probable of occurring.

As of June 30, 2025, we have a commitment to drill one development well in Equatorial Guinea.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date was achieved in June 2025 following the successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum. Kosmos’ total share, excluding accrued interest, for the two agreements combined, as of June 30, 2025 and December 31, 2024, was $355.5 million and $280.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets.

In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $126.1 million as of June 30, 2025, net to Kosmos, which will be funded annually by Kosmos over an estimated 11 year period.

Performance Obligations

As of June 30, 2025 and December 31, 2024, the Company had performance and supplemental bonds totaling $156.5 million and $169.4 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

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

13. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued liabilities:
Exploration, development and production	$75,565	$78,163
Revenue payable	63,583	18,909
General and administrative expenses	13,620	39,071
Interest	54,786	47,228
Income taxes	21,896	52,262
Taxes other than income	1,277	1,222
Derivatives	167	844
Other	9,691	7,255
	$240,585	$244,954
__________________________________

The increase in revenue payable during the six months ended June 30, 2025 is primarily related to timing of a Jubilee lifting and receipt of related proceeds.

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the six months ended June 30, 2025:

June 30, 2025
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$407,011
Liabilities incurred during period	—
Liabilities settled during period	(374)
Revisions in estimated retirement obligations	248
Accretion expense	18,231
Ending asset retirement obligations	$425,116

14. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At June 30, 2025, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2025
Revenues and other income:
Oil and gas revenue	$204,706	$64,590	$20,239	$103,100	$—	$—	$392,635
Gain on sale of assets	—	—	—	600	—	—	600
Other income, net	246	—	—	219	13,880	(14,062)	283
Total revenues and other income	204,952	64,590	20,239	103,919	13,880	(14,062)	393,518
Costs and expenses:
Oil and gas production	95,357	39,957	69,141	38,663	—	—	243,118
Exploration expenses	24	(892)	2,119	2,649	169	—	4,069
General and administrative	2,904	1,150	2,575	3,269	44,804	(35,628)	19,074
Depletion, depreciation and amortization	43,624	27,468	12,677	67,364	135	—	151,268
Interest and other financing costs, net(1)	13,242	(62)	5,416	(2,141)	38,379	—	54,834
Derivatives, net	—	—	—	—	(21,566)	—	(21,566)
Other expenses, net	(11,084)	(6,842)	433	1,915	493	21,566	6,481
Total costs and expenses	144,067	60,779	92,361	111,719	62,414	(14,062)	457,278
Income (loss) before income taxes	60,885	3,811	(72,122)	(7,800)	(48,534)	—	(63,760)
Income tax expense	21,993	1,493	—	97	397	—	23,980
Net income (loss)	$38,892	$2,318	$(72,122)	$(7,897)	$(48,931)	$—	$(87,740)

Consolidated capital expenditures, net	$37,738	$3,914	$13,105	$31,181	$169	$—	$86,107

	Ghana	Equatorial Guinea	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2025
Revenues and other income:
Oil and gas revenue	$355,959	$98,997	$22,936	$204,878	$—	$—	$682,770
Gain on sale of assets	—	—	—	600	—	—	600
Other income, net	498	—	—	708	60,671	(61,298)	579
Total revenues and other income	356,457	98,997	22,936	206,186	60,671	(61,298)	683,949
Costs and expenses:
Oil and gas production	136,668	56,935	127,242	89,581	—	—	410,426
Exploration expenses	70	1,469	3,737	7,145	1,317	—	13,738
General and administrative	6,189	2,970	5,103	8,453	98,746	(76,132)	45,329
Depletion, depreciation and amortization	88,440	42,568	15,595	125,039	293	—	271,935
Interest and other financing costs, net(1)	24,384	(129)	4,402	(4,161)	82,180	—	106,676
Derivatives, net	—	—	—	—	(14,834)	—	(14,834)
Other expenses, net	(5,888)	(5,317)	1,147	3,262	432	14,834	8,470
Total costs and expenses	249,863	98,496	157,226	229,319	168,134	(61,298)	841,740
Income (loss) before income taxes	106,594	501	(134,290)	(23,133)	(107,463)	—	(157,791)
Income tax expense (benefit)	38,669	892	—	(14)	1,008	—	40,555
Net income (loss)	$67,925	$(391)	$(134,290)	$(23,119)	$(108,471)	$—	$(198,346)

Consolidated capital expenditures, net	$56,696	$2,557	$62,118	$49,513	$1,411	$—	$172,295

As of June 30, 2025
Property and equipment, net	$961,336	$446,405	$2,106,488	$827,437	$16,146	$—	$4,357,812
Total assets	$3,644,403	$2,458,795	$3,352,428	$4,112,600	$25,932,829	$(34,288,049)	$5,213,006
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2024
Revenues and other income:
Oil and gas revenue	$336,388	$38,412	$—	$76,100	$—	$—	$450,900
Other income, net	—	—	—	975	34,773	(35,712)	36
Total revenues and other income	336,388	38,412	—	77,075	34,773	(35,712)	450,936
Costs and expenses:
Oil and gas production	78,248	19,679	18,166	34,640	—	—	150,733
Exploration expenses	2,312	2,196	4,071	3,125	1,531	—	13,235
General and administrative	3,289	1,205	2,101	5,514	51,616	(38,564)	25,161
Depletion, depreciation and amortization	48,402	9,298	227	31,811	356	—	90,094
Interest and other financing costs, net(1)	12,528	(801)	(34,933)	(4,301)	64,786	—	37,279
Derivatives, net	—	—	—	—	(2,852)	—	(2,852)
Other expenses, net	(2,856)	(2,350)	3,627	1,012	(123)	2,852	2,162
Total costs and expenses	141,923	29,227	(6,741)	71,801	115,314	(35,712)	315,812
Income (loss) before income taxes	194,465	9,185	6,741	5,274	(80,541)	—	135,124
Income tax expense (benefit)	71,165	4,138	—	—	51	—	75,354
Net income (loss)	$123,300	$5,047	$6,741	$5,274	$(80,592)	$—	$59,770

Consolidated capital expenditures, net	$47,188	$33,621	$84,622	$48,454	$1,531	$—	$215,416

	Ghana	Equatorial Guinea	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2024
Revenues and other income:
Oil and gas revenue	$588,532	$117,947	$—	$163,524	$—	$—	$870,003
Other income, net	1	—	—	1,485	100,514	(101,928)	72
Total revenues and other income	588,533	117,947	—	165,009	100,514	(101,928)	870,075
Costs and expenses:
Oil and gas production	96,295	60,705	18,166	69,185	—	—	244,351
Exploration expenses	2,252	3,382	9,247	8,012	2,402	—	25,295
General and administrative	6,878	2,745	5,266	11,372	108,123	(80,958)	53,426
Depletion, depreciation and amortization	96,690	23,892	451	69,269	720	—	191,022
Interest and other financing costs, net(1)	25,797	(1,595)	(70,765)	(8,393)	108,683	—	53,727
Derivatives, net	—	—	—	—	20,970	—	20,970
Other expenses, net	20,983	(2,353)	5,230	1,318	(17)	(20,970)	4,191
Total costs and expenses	248,895	86,776	(32,405)	150,763	240,881	(101,928)	592,982
Income (loss) before income taxes	339,638	31,171	32,405	14,246	(140,367)	—	277,093
Income tax expense (benefit)	114,710	12,563	—	80	(1,716)	—	125,637
Net income (loss)	$224,928	$18,608	$32,405	$14,166	$(138,651)	$—	$151,456

Consolidated capital expenditures, net	$111,664	$78,240	$211,196	$97,735	$2,809	$—	$501,644

As of June 30, 2024
Property and equipment, net	$1,063,384	$483,773	$2,065,242	$928,566	$17,348	$—	$4,558,313
Total assets	$3,492,701	$2,217,658	$3,008,000	$4,052,704	$24,601,589	$(31,983,342)	$5,389,310
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$172,766	$552,993
Adjustments:
Changes in capital accruals	(5,910)	7,945
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	13,577	22,610
Capitalized interest	(8,510)	(83,926)
Other	372	2,022
Total consolidated capital expenditures, net	$172,295	$501,644
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

Recent Developments

Ghana

During the second quarter of 2025, Ghana production averaged approximately 87,800 Boepd gross (29,100 Boepd net), including the partial impact on the quarter of the two week scheduled shutdown of the Jubilee FPSO.

Jubilee development drilling progressed in the second quarter of 2025 with the drilling of one producer well. The well was successfully brought online in July 2025. The rig is currently undergoing scheduled maintenance and then is planned to return to drill and complete one additional producer well in the Jubilee Field in the fourth quarter of 2025 to be followed by a planned four-well drilling campaign in 2026.

In June 2025, the Jubilee and TEN partnerships entered into a Memorandum of Understanding with the Government of Ghana to extend to 2040 the WCTP and the DT licenses, which cover the Jubilee and TEN fields offshore Ghana. The partnership is currently working on a Jubilee Plan of Development Amendment to be submitted for approval, a new gas sales agreement covering future gas sales from the Jubilee Field, as well as the necessary submissions for parliamentary approval. All of which are expected to be submitted before the end of the third quarter of 2025.

Gulf of America

Production from the Gulf of America averaged approximately 19,600 Boepd net (~84% oil) for the second quarter of 2025.

In July 2024, we announced start-up of oil production from the first phase of the Winterfell development in the Green Canyon area of the Gulf of America (25% working interest). In October 2024, shortly after startup of the third well, production at the field was curtailed due to sand production from the third well. Production from the first two wells was restored in December 2024. Remediation work on Winterfell-3 was performed in the first quarter of 2025, however, it was unsuccessful. Winterfell-3 was temporarily plugged and abandoned during the first quarter of 2025 while the partnership evaluates options to restore production from the Winterfell-3 fault block. The Winterfell development drilling project continued to make progress during the second quarter of 2025 with the drilling of Winterfell-4. Completion operations on Winterfell-4 are currently underway with the well expected online later in the third quarter of 2025.
Equatorial Guinea

Production in Equatorial Guinea averaged approximately 22,000 Bopd gross (7,700 Bopd net) in the second quarter of 2025, lower than expectations due to subsea multiphase flow pump (MPP) mechanical failures at Ceiba during the quarter. The partnership has agreed a plan to repair and replace the pumps with the first replacement pump expected to be installed in the fourth quarter of 2025.

Mauritania and Senegal

Greater Tortue Ahmeyim Project

Production in Mauritania and Senegal averaged approximately 29,200 Boepd gross (7,100 Boepd net) in the second quarter of 2025, as production from the GTA field was ramping up.

The Greater Tortue Ahmeyim (GTA) liquified natural gas (LNG) project achieved first gas production from the subsea system to the FPSO on December 31, 2024. First LNG was achieved in February 2025 and the first gross LNG cargo was successfully exported in April 2025 with six gross cargoes exported through July 2025. Additionally, the Gimi FLNG vessel Commercial Operations Date was achieved in the second quarter of 2025 with successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum.

Sao Tome and Principe

In May 2025, we received approval for a twelve month extension to May 2026 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Corporate

In July 2025, new U.S tax legislation was signed into law in the United States known as the "One Big Beautiful Bill Act" or "OBBBA". The legislation includes a broad range of U.S. corporate tax reform provisions affecting businesses across numerous industries. We are currently in the process of evaluating the implications of this new legislation and the potential impact to the Company. The legislation was signed into law after the close of our second quarter, and therefore no adjustments have been made in our operating results for the six months ended June 30, 2025. Additional disclosures will be provided in future periods if necessary as the impact of the legislation is determined.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America. Certain operating results and statistics for the three and six months ended June 30, 2025 and 2024 are included in the following tables:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025		2024
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	5,363		5,210	9,023		10,099
Gas (MMcf)	7,120		4,101	11,292		8,437
NGL (MBbl)	113		60	204		148
Total (MBoe)	6,663		5,954	11,109		11,653
Total (Boepd)	73,216		65,423	61,376		64,028

Revenues:
Oil sales	$354,518		$435,100	$624,923		$837,217
Gas sales	36,049		14,494	53,678		29,632
NGL sales	2,068		1,306	4,169		3,154
Total oil and gas revenue	$392,635		$450,900	$682,770		$870,003

Average oil sales price per Bbl	$66.10		$83.51	$69.26		$82.90
Average gas sales price per Mcf	5.06		3.53	4.75		3.51
Average NGL sales price per Bbl	18.30		21.77	20.44		21.31
Average total sales price per Boe	$58.93		$75.73	$61.46		$74.66

Costs:
Oil and gas production, excluding workovers	$241,306		$134,281	$394,933		$213,166
Oil and gas production, workovers	1,812		16,452	15,493		31,185
Total oil and gas production costs	$243,118	(1)	$150,733	$410,426	(1)	$244,351

Depletion, depreciation and amortization	$151,268		$90,094	$271,935		$191,022

Average cost per Boe:
Oil and gas production, excluding workovers	$36.22		$22.55	$35.55		$18.29
Oil and gas production, workovers	0.27		2.76	1.39		2.68
Total oil and gas production costs	$36.49	(1)	$25.31	$36.94	(1)	$20.97

Depletion, depreciation and amortization	22.70		15.13	24.48		16.39
Total	$59.19		$40.44	$61.42		$37.36
______________________________________
(1)Includes $69.1 million and $127.2 million for the three and six months ended June 30, 2025, respectively, related to the LNG production at the GTA Phase 1 project in Mauritania and Senegal. All gas sales in Mauritania and Senegal are LNG sales. First LNG was achieved in February 2025 and the first LNG cargo was successfully completed in April 2025.

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2025:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block G	—	—	—	—	—	—	1	0.40
Gulf of America
Winterfell(1)	1	0.25	—	—	—	—	—	—
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Senegal Cayar Profond	—	—	—	—	3	2.70	—	—
Total	1	0.25	1	0.39	5	3.47	9	2.58

______________________________________
(1)Includes the Winterfell-4 well which is considered a step out well from an accounting perspective, but is being drilled as part of the Winterfell phased development.

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$392,635	$450,900	$(58,265)
Gain on sale of assets	600	—	600
Other income, net	283	36	247
Total revenues and other income	393,518	450,936	(57,418)
Costs and expenses:
Oil and gas production	243,118	150,733	92,385
Exploration expenses	4,069	13,235	(9,166)
General and administrative	19,074	25,161	(6,087)
Depletion, depreciation and amortization	151,268	90,094	61,174
Interest and other financing costs, net	54,834	37,279	17,555
Derivatives, net	(21,566)	(2,852)	(18,714)
Other expenses, net	6,481	2,162	4,319
Total costs and expenses	457,278	315,812	141,466
Income (loss) before income taxes	(63,760)	135,124	(198,884)
Income tax expense	23,980	75,354	(51,374)
Net income (loss)	$(87,740)	$59,770	$(147,510)

Oil and gas revenue.  Oil and gas revenue decreased by $58.3 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily as a result of lower average realized oil and gas prices. We sold 6,663 MBoe at an average realized price per barrel equivalent of $58.93 during the three months ended June 30, 2025 and 5,954 MBoe at an average realized price per barrel equivalent of $75.73 during the three months ended June 30, 2024.

Oil and gas production.  Oil and gas production costs increased by $92.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily as a result of increased sales volumes and operating costs associated with the ramp-up of LNG production at the GTA Phase 1 project in Mauritania and Senegal.

Exploration expenses.  Exploration expenses decreased by $9.2 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 primarily as a result of decreased geological and geophysical studies and related costs as part of the Company’s focus on managing costs across our portfolio.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased by $61.2 million during the three months ended June 30, 2025, as compared with the three months ended June 30, 2024 primarily as a result of increased sales volumes and higher depletion rates per boe across our portfolio owing to increased cost basis related to the respective development activities in 2024.

Interest and other financing costs, net. Interest and other financing costs, net increased by $17.6 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 primarily as a result of decreased capitalized interest related to the GTA Phase 1 project post first gas production in December 2024 partially offset by a $22.0 million loss on debt modifications and extinguishments related to the amendment and restatement of the Facility during the second quarter of 2024.

Derivatives, net.  During the three months ended June 30, 2025 and 2024, we recorded a gain of $21.6 million and a gain of $2.9 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense. For the three months ended June 30, 2025 and 2024, changes to our effective tax rates are driven by which tax jurisdictions our income (loss) before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$682,770	$870,003	$(187,233)
Gain on sale of assets	600	—	600
Other income, net	579	72	507
Total revenues and other income	683,949	870,075	(186,126)
Costs and expenses:
Oil and gas production	410,426	244,351	166,075
Exploration expenses	13,738	25,295	(11,557)
General and administrative	45,329	53,426	(8,097)
Depletion, depreciation and amortization	271,935	191,022	80,913
Interest and other financing costs, net	106,676	53,727	52,949
Derivatives, net	(14,834)	20,970	(35,804)
Other expenses, net	8,470	4,191	4,279
Total costs and expenses	841,740	592,982	248,758
Income (loss) before income taxes	(157,791)	277,093	(434,884)
Income tax expense	40,555	125,637	(85,082)
Net income (loss)	$(198,346)	$151,456	$(349,802)

Oil and gas revenue.  Oil and gas revenue decreased by $187.2 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily as a result of lower average realized oil and gas prices and lower sales volume at Jubilee driven by lower production and owing to the two week planned shutdown. We sold 11,109 MBoe at an average realized price per barrel equivalent of $61.46 during the six months ended June 30, 2025 and 11,653 MBoe at an average realized price per barrel equivalent of $74.66 during the six months ended June 30, 2024.

Oil and gas production.  Oil and gas production costs increased by $166.1 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily as a result of operating costs associated with the ramp-up of LNG production at the GTA Phase 1 project in Mauritania and Senegal.

Exploration expenses.  Exploration expenses decreased by $11.6 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily as a result of decreased geological and geophysical studies and related costs as part of the Company’s focus on managing costs across our portfolio.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $80.9 million during the six months ended June 30, 2025, as compared with the six months ended June 30, 2024 primarily as a result of higher depletion rates per boe across our portfolio owing to increased cost basis related to the respective development activities in 2024.

Interest and other financing costs, net.  Interest and other financing costs, net increased $52.9 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily as a result of decreased capitalized interest related to the GTA Phase 1 project post first gas production in December 2024 partially offset by a $22.0 million loss on debt modifications and extinguishments related to the amendment and restatement of the Facility during the second quarter of 2024.

Derivatives, net.  During the six months ended June 30, 2025 and 2024, we recorded a gain of $14.8 million and a loss of $21.0 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense. For the six months ended June 30, 2025 and 2024, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rate applicable to our Ghanaian and 25% statutory tax rate applicable to our Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

As of June 30, 2025, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $350.0 million. In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion. In July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment makes this covenant less restrictive for the next two scheduled financial covenant assessment dates in September 2025 and March 2026, up to a maximum of 4.0x and 4.25x, respectively, and thereafter returns to the originally agreed upon ratio of 3.50x for assessment dates thereafter. The change is intended to align the covenant calculation with recent business operations, lower oil prices and the impact of pre-production operating costs associated with the GTA Phase 1 project on our results of operations.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$126,280	$496,220
Net proceeds from issuance of senior notes	—	390,430
Borrowings under long-term debt	200,000	175,000
	326,280	1,061,650
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	172,766	552,993
Notes receivable and other investing activities	86,791	2,575
Payments on long-term debt	100,000	350,000
Purchase of capped call transactions	—	49,800
Other financing costs	1	30,925
	359,558	986,293
Increase (decrease) in cash, cash equivalents and restricted cash	$(33,278)	$75,357

Net cash provided by operating activities.  Net cash provided by operating activities for the six months ended June 30, 2025 was $126.3 million compared with net cash provided by operating activities for the six months ended June 30, 2024 of $496.2 million. The decrease in cash provided by operating activities in the six months ended June 30, 2025 when compared to the same period in 2024 is primarily a result of lower average realized oil and gas prices, lower sales volumes in Ghana and higher oil and gas production costs related to the ramp-up of LNG production at the GTA Phase 1 project for the six months ended June 30, 2025.

The following table presents our liquidity and financial position as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$900,000
7.125% Senior Notes	250,000	250,000
7.750% Senior Notes	350,000	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
Total long-term debt	2,900,274	2,800,274
Cash and cash equivalents	51,694	84,972
Total restricted cash	305	305
Net debt	$2,848,275	$2,714,997

Availability under the Facility	$350,000	$450,000
Available borrowings plus cash and cash equivalents	$401,694	$534,972

Capital Expenditures and Investments

For our 2025 capital expenditure budget, we expect to incur capital costs as we:

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

2025 Capital Program
We estimate we will spend approximately $350 million of capital for the year ending December 31, 2025, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $275 million related to maintenance activities across our producing Ghana, Equatorial Guinea and Gulf of America assets, including infill development drilling and facilities integrity spend;

•Approximately $50 million related to the completion of the first phase of the GTA development in Mauritania and Senegal;

•Approximately $25 million related to progressing our appraisal and development programs in the Gulf of America, Mauritania and Senegal.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. As of June 30, 2025, borrowings under the Facility totaled $1.0 billion and the undrawn availability under the Facility was $350.0 million.

In March 2025, during the Spring 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of June 30, 2025, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. In July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment makes this covenant less restrictive for the next two scheduled financial covenant assessment dates in September 2025 and March 2026, up to a maximum of 4.0x and 4.25x, respectively, and thereafter returns to the originally agreed upon ratio of 3.50x for assessment dates thereafter. The change is intended to align the covenant calculation with recent business operations, lower oil prices and the impact of pre-production operating costs associated with the GTA Phase 1 project on our results of operations. We were in compliance with the financial covenants contained in the Facility as of March 31, 2025 (the most recent assessment date). The Facility contains customary cross default provisions.

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
Senior Notes

We have four series of senior notes outstanding as of June 30, 2025, which we collectively refer to as the “Senior Notes.” Our 7.125% Senior Notes have an outstanding balance of $250.0 million and mature on April 4, 2026. Interest is payable on the 7.125% Senior Notes each April 4 and October 4. Our 7.750% Senior Notes have an outstanding balance of $350.0 million and mature on May 1, 2027. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 8.750% Senior Notes have an outstanding balance of $500.0 million and mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
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

Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2025, and the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							June 30,
	2025(2)	2026	2027	2028	2029	Thereafter	Total	2025
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes	$—	$250,000	$—	$—	$—	$—	$250,000	$241,655
7.750% Senior Notes	—	—	350,000	—	—	—	350,000	311,279
7.500% Senior Notes	—	—	—	400,274	—	—	400,274	329,446
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	377,360
3.125% Convertible Senior Notes	—	—	—	—	—	400,000	400,000	275,208

Variable rate debt:
Weighted average interest rate	8.38%	8.31%	8.29%	8.94%	9.31%	—%
Facility(1)	$—	$—	$94,086	$396,487	$509,427	$—	$1,000,000	$1,000,000

Total principal debt repayments	$—	$250,000	$444,086	$796,761	$509,427	$900,000	$2,900,274
Interest & commitment fee payments on long-term debt	122,775	211,459	185,271	136,866	86,819	93,750	836,940
Operating leases(3)	2,116	4,296	4,226	3,844	2,808	—	17,290
Purchase obligations(4)	18,654	—	—	—	—	—	18,654
Decommissioning Trust Funds(5)	—	11,460	11,460	11,460	11,460	80,218	126,058
Firm transportation commitments	1,705	4,182	2,074	—	—	—	7,961
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of June 30, 2025. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period July 1, 2025 through December 31, 2025.
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
(5)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $126.1 million as of June 30, 2025, net to Kosmos, which will be funded annually by Kosmos over an estimated 11 year period. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

As of June 30, 2025, we have a commitment to drill one development well in Equatorial Guinea.

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal, which obligate us separately to finance the respective national oil companies’ share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date was achieved in June 2025 following the successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum. Kosmos’ total share, excluding accrued interest, for the two agreements combined as of June 30, 2025 and December 31, 2024, was $355.5 million and $280.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. The amount financed by Kosmos is expected to be repaid through the national oil companies’ share of future revenues.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2025:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2024	$9,468	$2,202	$11,670
Changes in contract fair value	7,227	656	7,883
Contract maturities	(4,298)	(1,983)	(6,281)
Fair value of contracts outstanding as of June 30, 2025	$12,397	$875	$13,272

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first six months of 2025 ranged between $61.09 and $83.06 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first six months of 2025.

Commodity Derivative Instruments

We enter into various oil derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future oil production. These contracts currently consist of swaps, collars, put options and call options. In regards to our obligations under our various commodity derivative instruments, if our production does not exceed our existing hedged positions, our exposure to our commodity derivative instruments would increase. In addition, a reduction in our ability to access credit could reduce our ability to implement derivative contracts on commercially reasonable terms.

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2025. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			June 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2025(2)
									(In thousands)
2025:
Jul - Dec	Two-way collars	Dated Brent	4,000	$1.35	$—	$—	$60.00	$74.94	$(1,544)
Jul - Dec	Three-way collars	Dated Brent	1,000	1.13	—	55.00	70.00	85.00	3,329
2026:
Jan - Jun	Two-way collars	Dated Brent	1,000	1.55	—	—	60.00	74.75	120
Jan - Dec	Three-way collars	Dated Brent	2,000	—	—	50.00	60.00	75.51	(576)
Jan - Jun	Swaps(1)	Dated Brent	1,000	—	72.90	—	—	80.00	5,980
Jan - Dec	Swaps(1)	Dated Brent	1,000	—	72.46	—	—	80.00	5,088
__________________________________
(1)Includes call option contracts sold to counterparties to enhance Swaps.
(2)Fair values are based on the average forward oil prices on June 30, 2025.

In July 2025, we entered into Dated Brent enhanced swap contracts for 2.0 MMBbl from January 2026 through December 2026 with a sub-floor price of $55.00 per barrel and a swap price of $69.70 per barrel.
At June 30, 2025, our open commodity derivative instruments were in a net asset position of $12.4 million. As of June 30, 2025, a hypothetical 10% price increase in the oil price curves would decrease future pre-tax earnings by approximately $43.0 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $41.3 million. For example, if oil prices averaged $50.00 or $60.00 per barrel Dated Brent the rest of 2025 and 2026, our average realized pricing after derivatives would be approximately $55.00 and $62.00 per barrel, respectively, excluding any impact of differentials (including the impact of hedges put in post quarter end).
Interest Rate Derivative Instruments

See Note 7 — Derivative Financial Instruments and Note 8 — Fair Value Measurements for specific information regarding the terms of our interest rate derivative instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility, which as of June 30, 2025 total $1.0 billion and have a weighted average interest rate of 8.1%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10%, our weighted average interest rate would increase to approximately 8.6%. At this level of floating rate debt, we would pay an estimated additional $4.2 million interest expense per year. The impact of the 2025 fixed interest rate swap would reduce the estimated additional interest expense to $1.1 million for the six months ending December 31, 2025. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the GTA FPSO arrangement.

As of June 30, 2025, the fair market value of our interest rate swaps was a net asset of approximately $0.9 million. If SOFR changed by 10%, it would have a negligible impact on the fair market value of our interest rate swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 5.    Other Information.

Rule 10b5-1 and Non Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2025, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows.

On February 27, 2025, Sir John Grant, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Sir John Grant’s plan was for the sale of up to 27,923 shares of our common stock on June 5, 2025, in order to cover income tax liability from the vesting of restricted share units that were granted to him under the Company’s Long Term Incentive Plan. Sir John Grant sold 27,923 shares on June 5, 2025 and the plan has now been terminated.

 During the six months ended June 30, 2025, none of our officers or directors adopted or terminated any non-Rule 10b5-1 trading arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	August 4, 2025	/s/ NEAL D. SHAH
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