Form 10-K
period 2025-12-31
Kosmos Energy Ltd.
filed 2026-03-02
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common stock held by non‑affiliates, based on the per‑share closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $790,254,200.
The number of the registrant’s Common Stock outstanding as of February 26, 2026 was 481,024,886.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10‑14, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.
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
“GoA field life coverage ratio”
The “GoA field life coverage ratio” is broadly defined, as (a) total PV-10 of the Gulf of America business unit using the Proved and Probable Reserves as set forth in the most recently delivered reserve report (b) outstanding principal amount of the GoA Term Loan as of such date.

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

“GoA Term Loan Facility”	Senior Secured Term Loan Credit Agreement dated September 24, 2025
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA Nordic bonds”	11.250% Senior Secured Notes due 2031.
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
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
•the impacts of Russia’s continued war in Ukraine and ongoing instability in the Middle East and Latin America and the effects these events have on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and LNG prices and operating and capital expenditures;
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

PART I
Item 1.  Business

General

Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America. Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.
Kosmos was founded in 2003 to find oil and gas in under‑explored or overlooked parts of West Africa. We have a history of opening new hydrocarbon basins including the discovery of the Jubilee Field offshore Ghana in 2007 and the Greater Tortue Ahmeyim Field in 2015 (which includes the Ahmeyim and Guembeul discoveries offshore Mauritania and Senegal in 2015 and 2016, respectively). Jubilee was one of the largest oil discoveries worldwide in 2007 and is considered one of the largest finds offshore West Africa discovered during that decade. The Greater Tortue Ahmeyim discovery was one of the largest natural gas discoveries worldwide in 2015 and is one of the largest gas discoveries ever offshore West Africa.
Our business strategy has evolved to focus on enhancing production through infill drilling and well work, infrastructure-led exploration, as well as value-accretive acquisitions. This strategic evolution was initially enabled by our acquisition of the Ceiba Field and Okume Complex assets offshore Equatorial Guinea in 2017, and bolstered by the 2018 acquisition of Deep Gulf Energy, a deepwater company operating in the Gulf of America, which further enhanced our production, exploitation and infrastructure-led exploration capabilities. Most recently, we have demonstrated infrastructure-led exploration success through the Winterfell and Tiberius discoveries in the Gulf of America in 2021 and 2023, respectively. We have demonstrated successful value-accretive acquisitions with the acquisition of additional interests in the Jubilee and TEN fields offshore Ghana in 2021 as well as the Kodiak field in the Gulf of America in 2022.

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

Our business strategy is designed to accomplish this mission by focusing on three key objectives: (1) maximize the value of our producing assets; (2) progress our discovered resources toward project sanction and into proved reserves, production, and cash flow through efficient appraisal, development and exploitation; and (3) add new lower cost resources through acquisitions and an efficient infrastructure-led exploration program in proven basins. We are focused on increasing production, cash flows and reserves from our producing assets in Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America as well as executing our appraisal and development efforts in the Gulf of America and advancing additional phases of the GTA development in Mauritania and Senegal. In addition, our portfolio contains an inventory of infrastructure-led exploration prospects, which we plan to continue to mature and high-grade for future drilling and development, providing us access to additional high return growth potential in the coming years. We are also working with our partners and host governments on projects to reduce the carbon intensity of our production assets, such as minimizing flaring in Ghana and Equatorial Guinea.
Grow cash flow, proved reserves and production through exploitation and development with increasing exposure to natural gas and LNG
We plan to grow cash flow, proved reserves and production by further exploiting our fields offshore Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America. In Ghana, we plan to maintain a consistent drilling program, bringing additional development wells online at the Jubilee Field in the near term, supported by high facility uptime and sustained water injection. In the Gulf of America, we plan to continue development drilling and well work in existing fields, and progressing the Tiberius project as a phased development. Offshore Mauritania and Senegal, growth is expected to be realized through additional development beyond GTA Phase 1 by fully utilizing the existing infrastructure.

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
Apply our entrepreneurial culture, which fosters innovation and creativity, to continue our successful exploration and development program
Our employees are critical to the success of our business strategy, and we have created an environment that enables them to focus their knowledge, skills and experience on finding, developing and producing new fields and optimizing production from existing fields. Culturally, we have an open, team‑oriented work environment that fosters entrepreneurial and creative thinking. This approach enables us to fully consider and understand both risk and reward, as well as deliberately and collectively pursue ideas that create and maximize value and free cash flow.
We are led by an experienced management team with a successful track record. Our management team members average over 27 years of industry experience and have participated in discovering, developing, and maximizing the value of multiple large-scale upstream projects around the world. Our experience, industry relationships and technical expertise are our core competitive strengths and are crucial to our success.
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
Pursuing value accretive, opportunistic transactions that meet our strategic and financial objectives
Since 2017, we have completed three separate significant acquisitions of oil and natural gas producing properties, with a total purchase price value of approximately $2.0 billion dollars, as of the effective date of each acquisition. These acquisitions were targeted to increase and complement our existing properties, providing production diversification while increasing the quality of investment opportunities in our portfolio. Our experienced team of management and technical professionals intend to continue identifying, evaluating and pursuing transactions involving oil and natural gas properties that are complementary to our core operating areas, as well as opportunities in other basins where we can apply our existing knowledge, expertise and relationships to create shareholder value. Our focus is on transactions where we can leverage our operational experience and expertise to provide productivity and cost improvements, invest in additional developmental opportunities in such assets and implement an infrastructure-led exploration program for nearby prospects. A key attribute we seek in evaluating potential transactions is that they are cash flow accretive and strengthen the balance sheet.

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

Most recently, we have focused on evaluating the costs, benefits, risks, and opportunities that climate change and the global energy transition may present to our business and integrating them into our business strategy. As part of this effort, the Health, Safety, Environment and Sustainability Board Committee oversees our climate change strategy, risk management, policies, targets and performance. Our TCFD (Task Force on Climate related Disclosure) aligned Sustainability Report provides more detail on our management approach to climate change across four categories: Governance, Strategy, Risk Management, and Metrics and Targets. In 2020 we set the goal to achieve operated Scope 1 and Scope 2 carbon neutrality by 2030 or sooner. We first achieved this goal in 2021 and have identified a pathway to help maintain it through continual monitoring of emissions, assessment of emission reduction opportunities, and, for residual emissions, investment in high-quality carbon offset projects. We recognize most of our production, and the associated GHG emissions, is derived from assets in which we are non-operating partners. In 2023 we set a target to reduce absolute Scope 1 equity emissions 25% by 2026, compared to a 2022 baseline. This tangible, near-term target addresses the need to manage the climate impact of our portfolio. Since 2022, together with our partners, we have made significant progress to reduce routine flaring of natural gas for our non-operated assets in Ghana. Further reductions are planned in Ghana and Equatorial Guinea in 2026. In the long-term, we have set the goal to achieve and maintain top quartile carbon intensity of production in both our oil and gas portfolios, demonstrating that our climate strategy is fully aligned with our business strategy.

Maintain financial discipline
Execution of our strategy requires us to maintain a conservative financial approach with a strong balance sheet and ample liquidity. We also plan to remain proactive to ensure we have minimal near-term debt maturities and reduce leverage. As of December 31, 2025, our liquidity was approximately $342 million.
Additionally, we use derivative instruments to partially limit our exposure to fluctuations in oil prices and changes in market interest rates. We have an active commodity hedging program where we aim to hedge a portion of our anticipated sales volumes on a one to two year rolling basis, with the goal to protect against the downside price scenario while still retaining partial exposure to the upside. As of January 31, 2026, we have hedged positions covering approximately 7.6 million barrels of oil production in 2026 and approximately 2.0 million barrels of oil production in 2027. We also maintain insurance to partially protect against loss of production revenues from certain of our key producing assets.

Operations by Geographic Area
We currently have operations in Africa and the Gulf of America. Presently, our operating revenues are generated from our operations offshore Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America. The following tables provide a summary of certain key 2025 data for our geographic areas.

Geographic Area	Percentage of BOE Sales Volumes	Sales Volumes (Net to Kosmos)				Average Sales Price					Production		Depletion, depreciation and amortization per Boe
		Oil	NGL	Gas	Total	Oil	NGL	Gas	Total	Revenue	costs per
		(MMBbls)		(Bcf)	(MMBoe)	(per Bbl)		(per Bcf)	(per Boe)	(in Thousands)	Boe(1)
For the year ended December 31, 2025
Jubilee	42%	7.6	—	11.8	9.5	$68.26	—	3.90	$59.02	$563,548	$11.83		$18.28
TEN	5%	1.0	—	0.6	1.1	66.30	—	3.55	62.01	68,174	68.71		2.56
Ghana	47%	8.6	—	12.4	10.6	$68.04	$—	$3.89	$59.33	$631,722	$17.70		$16.67
Equatorial Guinea	11%	2.5	—	—	2.5	66.41	—	—	66.41	165,118	53.15		31.70
Mauritania|Senegal(3)	13%	—	0.2	16.2	2.9	—	56.03	6.66	40.91	117,197	82.92		23.43
Gulf of America	29%	5.4	0.4	3.7	6.4	65.29	18.67	3.98	58.35	374,315	23.49		36.16
Total	100%	16.5	0.6	32.3	22.4	$66.89	$29.75	$5.28	$57.48	$1,288,352	$31.63	(2)	$24.84

For the year ended December 31, 2024
Jubilee	57%	11.5	—	12.5	13.5	$80.30	—	3.80	$71.47	$967,673	$7.94		$14.84
TEN	4%	1.0	—	—	1.0	77.31	—	—	77.31	76,889	57.14		2.43
Ghana	62%	12.5	—	12.5	14.5	$80.06	$—	$3.80	$71.87	$1,044,562	$11.31		$14.00
Equatorial Guinea	14%	3.4	—	—	3.4	77.66	—	—	77.66	260,675	40.63		19.42
Mauritania|Senegal	—	—	—	—	—	—	—	—	—	—	—		—
Gulf of America	24%	4.6	0.4	3.7	5.6	75.82	20.53	2.67	65.89	370,121	24.27		32.95
Total	100%	20.5	0.4	16.2	23.5	$78.70	$20.53	$3.54	$71.27	$1,675,358	$22.57	(2)	$19.43

For the year ended December 31, 2023
Jubilee	54%	11.4	—	5.8	12.4	$83.33	—	3.74	$78.62	$974,627	$8.74		$17.30
TEN	7%	1.0	—	3.9	1.7	85.72	—	0.64	53.06	87,855	40.40		15.97
Ghana	61%	12.4	—	9.7	14.1	$83.52	$—	$2.48	$75.61	$1,062,482	$12.47		$17.15
Equatorial Guinea	15%	3.4	—	—	3.4	78.71	—	—	78.71	267,494	33.67		15.23
Mauritania|Senegal	—	—	—	—	—	—	—	—	—	—	—		—
Gulf of America	24%	4.6	0.4	4.0	5.6	77.41	20.61	2.79	66.29	371,632	17.91		26.67
Total	100%	20.4	0.4	13.7	23.1	$81.35	$20.61	$2.57	$73.80	$1,701,608	$16.92		$19.30
(4)
______________________________________
(1)Substantially all NGLs and natural gas sales in Ghana and the Gulf of America are associated production from our oil wells and, therefore, production costs metrics are presented under a common unit of measure. Production costs per Bcf in Mauritania and Senegal was $14.68 for the year ended December 31, 2025. In Mauritania and Senegal, all condensate sales and LNG sales are associated production from our gas wells.
(2)Includes $93.4 million of pre-production operating costs for the year ended December 31, 2024 incurred before production commenced at the Greater Tortue Ahmeyim Phase 1 project in Mauritania and Senegal. Oil and gas production costs related to the LNG production at the GTA Phase 1 project were $237.6 million for the year ended December 31, 2025. First LNG was achieved in February 2025 and the first LNG cargo was successfully completed in April 2025.
(3)Mauritania and Senegal LNG sales are presented as gas sales in the table.
(4)Totals within the table may not add as a result of rounding.

Current information about our deepwater fields is summarized in the following table.

			Kosmos
			Participating				License
Fields	License		Interest		Operator	Stage	Expiration
Ghana(1)
Jubilee	WCTP/DT	(2)	38.6%	(2)(3)	Tullow	Production	2040	(3)
TEN	DT		20.4%	(3)(5)	Tullow	Production	2040	(3)
Gulf of America(1)
Barataria	MC 521		22.5%		Kosmos	Production	(8)
Gladden	MC 800		20.0%		W&T	Production	(8)
Kodiak	MC 727 / 771		35.0%		Kosmos	Production	(8)
Marmalard	MC 255 / 300		11.4%		Murphy	Production	(8)
Danny Noonan	EC 381 / GB 506		30.0%		Talos	Production	(8)
Odd Job	MC 214 / 215		Various	(6)	Kosmos	Production	(8)
SOB II	MC 431		11.8%		Murphy	Production	(8)
S. Santa Cruz	MC 563		40.5%		Kosmos	Production	(8)
Tornado	GC 281		35.0%		Talos	Production	(8)
Winterfell	GC 943 / 944		25.0%		Beacon	Production	(8)
Tiberius	KC 964		50.0%		Kosmos	Appraisal	(8)
Mauritania
Greater Tortue Ahmeyim(1)	Block C8	(4)	26.8%		BP	Production/Development	2049(9)
Senegal
Greater Tortue Ahmeyim(1)	Saint Louis Offshore Profond	(4)	26.7%		BP	Production/Development	2044(10)
Teranga	Cayar Offshore Profond		90.0%	(7)	Kosmos	Appraisal	2026
Yakaar	Cayar Offshore Profond		90.0%	(7)	Kosmos	Appraisal	2026
Equatorial Guinea
Ceiba Field and Okume Complex(1)	Block G		40.4%		Trident	Production	2040
______________________________________
(1)For information concerning our estimated proved reserves as of December 31, 2025, see “—Our Reserves.”
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
(3)The Ghana partnership received Government approval in December 2025 for the license extension for its WCTP and DT Petroleum Agreements, which cover the Jubilee and TEN fields, to 2040. As part of the extensions, starting from July 2036, Ghana National Petroleum Corporation’s share in the fields will increase by an additional 10% interest and the joint venture partners’ shares will decrease pro rata.
(4)The Greater Tortue Ahmeyim Unit, which includes the Ahmeyim discovery in Mauritania Block C8 and the Guembeul discovery in the Senegal Saint Louis Offshore Profond Block, straddles the border between Mauritania and Senegal. To optimize resource recovery in this field, we entered into the GTA UUOA in February 2019 with the governments of Mauritania and Senegal and the other block partners of each of these two blocks. The GTA UUOA governs interests in and development of the Greater Tortue Ahmeyim Field and created the Greater Tortue Ahmeyim Unit from portions of the Mauritania Block C8 and the Senegal Saint Louis Offshore Profond Block areas. These interest percentages are subject to redetermination of the participating interests in the Greater Tortue Ahmeyim Field pursuant to the terms of the GTA UUOA.
(5)Our paying interest on development activities in the TEN Fields is 22.8%.
(6)Our interests in blocks MC 214 and MC 215 are 61.1% and 54.9%, respectively.
(7)PETROSEN has the right to increase its participating interest after final investment decision and issuance of an exploitation authorization to up to 35%. The interest percentage does not give effect to the exercise of such option.
(8)Our Gulf of America blocks are held by production/operations, and the lease periods extend as long as production/governmental approved operations continue on the relevant block.

(9)License expiration date can be extended by an additional ten years subject to certain conditions being met.
(10)License expiration date can be extended by an additional twenty years subject to certain conditions being met.

Exploration License and Lease Areas

		Kosmos Average
	Number of	Participating			Current Phase
Country	Blocks	Interest		Operator(s)	Expiration Range
Equatorial Guinea	2	52.0%	(1)	Kosmos, Panoro	2026
Sao Tome and Principe	1	58.9%	(2)	Kosmos	2026
Senegal	1	90.0%	(3)	Kosmos	2026
Gulf of America	36	38.6%		Kosmos, Occidental, Beacon, Harbour, Murphy, Talos, W&T Offshore, Shell	through 2034	(4)
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

Ghana
The WCTP and DT Blocks are located within the Tano Basin, offshore Ghana. This basin contains a proven world‑class petroleum system as evidenced by our discoveries. In October 2021, Kosmos completed the acquisition of Anadarko WCTP Company (“Anadarko WCTP”), a subsidiary of Occidental Petroleum Corporation, which owned a participating interest in the WCTP Block and DT Block offshore Ghana. In November 2021, we received notice from Tullow Oil plc (“Tullow”) that they were exercising their pre-emption rights in relation to Kosmos’ acquisition of Anadarko WCTP. Following completion of the acquisition and pre-emption process, Kosmos’ interest in the Jubilee Unit Area is 38.6% and Kosmos’ interest in the TEN Fields is 20.4%. The following is a brief discussion of our discoveries on our license areas offshore Ghana.
In June 2025, the Jubilee and TEN partnerships entered into a Memorandum of Understanding with the Government of Ghana to extend the WCTP and the DT licenses. The Ghana partnership received Government approval in December 2025 for the license extensions, which cover the Jubilee and TEN fields. Accordingly, the WCTP and DT licenses have been extended to 2040, and starting from July 2036, Ghana National Petroleum Corporation’s share in the fields will increase by an additional 10% interest and the joint venture partners’ shares will decrease pro rata. As part of the extension of the Petroleum Agreements, the Jubilee plan of development is amended to include up to twenty additional wells in the field.
Ghana West Cape Three Points Block
Tullow is the operator of the West Cape Three Points Block. Under the WCTP petroleum contract, Kosmos is required to pay to the Government of Ghana a fixed royalty of 5% and a potential sliding‑scale royalty (“additional oil entitlement”), which comes into effect and escalates as the nominal project rate of return increases above a certain threshold. These royalties are to be paid in‑kind or, at the election of the Government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level. The WCTP petroleum contract has an original duration of 30 years from its effective date (July 2004), which has now been extended to 2040.

Ghana Deepwater Tano Block
Tullow is the operator of the Deepwater Tano Block. Under the DT petroleum contract, GNPC exercised its option to acquire an additional paying interest of 5% in the commercial discovery with respect to the Jubilee Field development and the TEN Fields development. Kosmos is required to pay to the Government of Ghana a fixed royalty of 5% and a potential additional oil entitlement, which comes into effect and escalates as the nominal project rate of return increases above a certain threshold. These royalties are to be paid in‑kind or, at the election of the Government of Ghana, in cash. A corporate tax rate of 35% is applied to profits at a country level. The DT petroleum contract has an original duration of 30 years from its effective date (July 2006), which has now been extended to 2040.
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
The Jubilee Field is located approximately 60 kilometers offshore Ghana in water depths of approximately 1,000 to 1,800 meters, which led to the decision to implement an FPSO based development. The FPSO is designed to provide water and natural gas injection to support reservoir pressure, to process and store oil and to export gas through a pipeline to the mainland. The Jubilee Field continues to be developed in a phased approach. The initial phase provided subsea infrastructure capacity for additional production and injection wells to be drilled in future phases of development. The partnership completed a new 4D seismic survey on the Jubilee and TEN Fields during the first quarter of 2025 and an OBN survey was completed in the fourth quarter of 2025. In December 2024, the partnership entered into a drilling rig contract for the next development drilling campaign in the Jubilee Field, which commenced in the second quarter of 2025. The partnership successfully brought one producer well online in July 2025. After undergoing scheduled maintenance, the rig returned to the field and drilled an additional producer well in the Jubilee Field, which was successfully completed and brought online in January 2026. The campaign is planned to include the drilling and completion of an additional four producer wells and an additional water injector well in 2026.
In Ghana, we currently produce associated gas from the Jubilee and TEN Fields. A gas pipeline from the Jubilee Field transports such natural gas onshore for processing and sale. In 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana through May 2024. This interim gas sales agreement was subsequently extended to November 2025 at a price of approximately $3.00 per MMBtu. In December 2025, as part of the extension of the WCTP and DT Petroleum Agreements, the Ghana partners and Government of Ghana have approved an amended gas sales agreement at a price of $2.50 per MMBtu through the extended expiration date of 2040 for the WCTP and DT licenses. Our inability to continuously export associated natural gas from the Jubilee Field could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.
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
Odd Job

The Odd Job Field is producing from three Middle Miocene wells through the Delta House FPS, operated by Murphy. To sustain long-term production from the field, we installed a subsea pump in the field in 2024.

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

Winterfell

The Winterfell Field is producing from two wells in the Upper Miocene sands.The initial two production wells of the first phase were brought online in the third quarter of 2024 and the Winterfell-3 well was brought online in October 2024. Shortly after startup of the third well, production at the field was curtailed due to sand production from the third well seen at the production facility. In December 2024, production from Winterfell-1 and Winterfell-2 was restored. Remediation work on Winterfell-3 was performed in the first quarter of 2025, however, it was unsuccessful. During the second quarter, the partnership drilled the Winterfell-4 step out well to test a separate fault block and define the eastern extent of the Winterfell reservoir area. The Winterfell-4 well was abandoned in September 2025 by the operator due to challenges during the completion operations arising from the collapse of the production casing. The partnership will continue to review alternative options to access those resources with near-term activity in 2026 focused on restoring production from the Winterfell-3 fault block.

Tiberius

In July 2023, Kosmos spud a well to test the Tiberius infrastructure-led exploration prospect, which is located in block 964 of Keathley Canyon (33.3% working interest) in the Outer Wilcox play. In October 2023, we announced the well encountered approximately 75 meters (250 feet) of net oil pay in the primary Wilcox target. Initial fluid and core analysis supports the production potential of the wells, with characteristics analogous with similar nearby discoveries in the Wilcox trend. In March 2024, Kosmos completed the acquisition of an additional 16.7% participating interest in the Tiberius area in Keathley Canyon Blocks 920 and 964 offshore Gulf of America. As a result of the transaction, Kosmos’ participating interest in Tiberius was increased from 33.3% to 50.0%. Kosmos continues to progress the development plan with our partner Occidental Petroleum Corporation (“Oxy”) (50% working interest). A production handling agreement for the Oxy-Operated Lucius platform was signed in the third quarter of 2025. Final investment decision and a farm down to reduce Kosmos’ working interested are expected in the first half of 2026.

Mauritania
In June 2012, we entered into an exploration and production contract covering offshore Mauritania Block C8 with the Islamic Republic of Mauritania. Petroleum cost recovery is apportioned to the contractor from up to 55% for oil and 62% for gas of total production prior to petroleum profits being split between the Government of Mauritania and the contractor. Petroleum profits are then apportioned based upon “R‑factor” tranches, where the R‑factor is cumulative net revenues divided by the cumulative investment. At the election of the Government of Mauritania, the government may receive its share of production in cash or in kind. A corporate tax rate of 27% is applied to profits at the license level. In June 2022, the exploration period of Block C8 offshore Mauritania expired.

The C8 block is located on the western margin of the Mauritania Salt Basin offshore Mauritania and ranges in water depths from 100 to 3,000 meters. We have drilled one successful exploration well and one appraisal well in our existing Block C8 acreage (now Greater Tortue Ahmeyim).
Senegal
The Saint Louis Offshore Profond and Cayar Offshore Profond Blocks are located in the Senegal River Cretaceous petroleum system and range in water depth from 300 to 3,100 meters. The area is an extension of the working petroleum system in the Mauritania Salt Basin.
The exploration period of the St. Louis Offshore Profound license expired in July 2021. The current phase of the Cayar Block exploration license expires in July 2026. We have drilled two successful exploration wells (Yakaar-1 and Teranga-1) and one successful appraisal well (Yakaar-2) in the Cayar Offshore Profound Block. Kosmos has worked with PETROSEN on potential development concepts for the field, along with identifying a suitable partner. Given we have not been able to attract a suitable partner and agree a commercially attractive development concept with the government of Senegal, we are working with PETROSEN to withdraw from the block.
Greater Tortue Ahmeyim (GTA) Development
The Greater Tortue Ahmeyim Field, discovered by the Tortue‑1 well in May 2015 (in Mauritania Block C8) and by the Guembeul-1 well in January 2016 (in the Senegal Saint-Louis Offshore Profond Block) covers an area within both the C8 and Saint-Louis Offshore Profond Blocks. Mauritania and Senegal agreed that the Greater Tortue Ahmeyim Field would be unitized for optimal resource recovery in the Inter-State Cooperation Agreement (ICA) signed in February 2018. The GTA UUOA was agreed between the contractor groups of the C8 and Saint-Louis Offshore Profond Blocks and approved by the appropriate Ministers in Mauritania and Senegal in February 2019. BP Mauritania and BP Senegal are co-Unit Operator and allocate responsibilities for the initial development of the Greater Tortue Ahmeyim Field. During the second quarter of 2019, SMH and PETROSEN elected to increase their respective interests in their portion of the Greater Tortue Ahmeyim Unit to the maximum allowed percentages under the respective petroleum contracts. After the elections, our interest in the exploration areas of Block C8 offshore Mauritania and in Saint Louis Offshore Profound offshore Senegal were unchanged, however, our interest in the Greater Tortue Ahmeyim Unit is now 26.8% in Mauritania and 26.7% in Senegal and is subject to redetermination of the participating interests pursuant to the terms of the GTA UUOA. In February 2019, Mauritania and Senegal each issued an exploitation authorization for the Greater Tortue Ahmeyim Unit area covered by the GTA UUOA granting the partnership the right to develop and produce gas for an initial period of twenty-five years in Senegal, or 2044, and thirty years in Mauritania, or 2049. The exploration authorizations may be extended by up to twenty years in Senegal and up to ten years in Mauritania.
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
The Tortue-1 discovery well, located in Block C8 offshore Mauritania, intersected approximately 117 meters of net hydrocarbon pay. A single gas pool was encountered in the Lower Cenomanian objective, which is comprised of three reservoirs totaling 88 meters in thickness over a gross hydrocarbon interval of 160 meters. A fourth reservoir totaling 19 meters was penetrated within the Upper Cenomanian target over a gross hydrocarbon interval of 150 meters. The exploration well also intersected an additional 10 meters of net hydrocarbon pay in the lower Albian section.
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

In December 2018, we and our partners announced that a final investment decision for Phase 1 of the Greater Tortue Ahmeyim project had been agreed. The Greater Tortue Ahmeyim Phase 1 project is designed to produce gas from a deepwater subsea system to a mid-water FPSO, which processes the gas to make it liquefaction ready, and sends the gas through a pipeline to a FLNG facility. The FLNG facility is protected behind a nearshore hub (which serves as a breakwater and LNG terminal) and is located on the Mauritania and Senegal maritime border. The FLNG facility for Phase 1 is designed to produce at a nameplate capacity of approximately 2.7 million tons per annum. The project provides LNG for global export, and is also planned to make gas available for domestic use in both Mauritania and Senegal. Following a competitive tender process, BP Gas Marketing (“BPGM”) was selected as the buyer for the LNG offtake for GTA Phase 1, and the Tortue Phase 1 SPA was executed in February 2020 with an initial term through the end of 2033 with a seller’s option to extend the term for an additional 10 years.
First gas production from the subsea system was achieved on December 31, 2024. First LNG was achieved in February 2025 and the first gross LNG cargo was successfully exported in April 2025. Eighteen and a half gross LNG cargos and one condensate cargo were lifted in 2025. The Gimi FLNG vessel Commercial Operations Date was achieved in the second quarter of 2025 with successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum. Additionally, the Gimi FLNG vessel operated at nameplate capacity in December 2025, reaching a peak production rate of approximately 3.0 million tonnes per annum. Further phases of GTA are expected to increase production through the full utilization of the existing infrastructure.
Equatorial Guinea
As described in Item 7 of this Form 10-K, on February 24, 2026, we entered into a Share Sale and Purchase Agreement with a subsidiary of Panoro Energy ASA for the sale of all of our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. The transaction has received approval from the Government of Equatorial Guinea and completion only remains subject to CEMAC customary approval. While we expect to close the transaction around the middle of 2026, there can be no assurances that closing will ultimately occur or that it may not be delayed. As such, the Company has elected to report on the business throughout this Form 10-K on the basis that the transaction has not yet closed and that the Company continues to own all of the participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. All such references to the Company’s future plans and expectations for the Equatorial Guinea business unit should therefore be read in light of the ongoing transaction.
In June 2018, we closed a farm-in agreement for Block EG-24, offshore Equatorial Guinea, whereby we acquired a 40% non-operated participating interest. In the first quarter of 2019, we acquired the remaining interest in and operatorship of the block, which resulted in Kosmos owning an 80% participating interest in Block EG-24. The Equatorial Guinean national oil company, GEPetrol, currently has a 20% carried interest during the exploration period. Should a commercial discovery be made, GEPetrol’s 20% carried interest will convert to a 30% participating interest for all development and production operations. In December 2022, we received formal approval from the Ministry of Hydrocarbons and Mining Development to enter the second sub-period of the exploration phase of Block EG-24. In October 2025, we received approval of an extension of the second sub-period to December 2026. Block EG-24 currently comprises approximately 874,012 acres (3,537 square kilometers) and is located in the southern part of the Gulf of Guinea, in the Republic of Equatorial Guinea, west of the Rio Muni petroleum province with water depths up to 2,300 meters.

Ceiba Field and Okume Complex
In Equatorial Guinea, we maintain a 40.4% undivided participating interest in the Ceiba Field and Okume Complex. Trident is the operator of the Ceiba Field and Okume Complex. These offshore assets in the Gulf of Guinea provide cash flow through production.

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
In August 2017, we completed a 3D seismic survey of approximately 2,500 square kilometers offshore Sao Tome and Principe. Processing has been completed and the 3D seismic data has been integrated into our geological evaluation. We continue to mature an inventory of prospects on the license area in Sao Tome and Principe and will continue to refine and assess the prospectivity. In May 2025, we received approval to extend the current exploration phase for Block 5 offshore Sao Tome and Principe to May 2026.
Our Reserves
The following table sets forth summary information about our estimated proved reserves as of December 31, 2025. See “Item 8. Financial Statements and Supplementary Data—Supplemental Oil and Gas Data (Unaudited)” for additional information.
Our estimated proved reserves as of December 31, 2025, 2024, and 2023 were associated with our fields in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America.
Summary of Oil and Gas Reserves

	2025 Net Proved Reserves(1)			2024 Net Proved Reserves(1)			2023 Net Proved Reserves(1)
	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total	Oil, Condensate, NGLs(5)	Natural Gas(3)	Total
	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)	(MMBbl)	(Bcf)	(MMBoe)
Reserves Category
Proved developed
Ghana(2)	32	76	45	39	75	52	46	79	60
Equatorial Guinea	12	6	13	17	11	19	19	16	22
Mauritania|Senegal	4	358	64	—	—	—	—	—	—
Gulf of America	15	9	17	18	11	19	15	12	17
Total proved developed	63	449	138	74	97	90	81	106	99
Proved undeveloped
Ghana(2)	53	60	63	37	40	44	47	56	56
Equatorial Guinea	—	—	—	1	—	1	5	—	5
Mauritania|Senegal	3	258	46	7	632	113	7	628	112
Gulf of America	2	2	2	3	5	3	6	6	7
Total proved undeveloped(4)	57	321	111	48	677	161	64	690	179
Total Kosmos proved reserves	120	770	249	122	774	251	145	797	278
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
These natural gas reserves also include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs, the Equatorial Guinea facilities and the Greater Tortue Ahmeyim Phase 1 facilities during normal field operations. For Ghana, total proved natural gas reserves include fuel gas associated with the Jubilee and TEN Fields offshore Ghana of approximately 19.9 Bcf, 18.5 Bcf and 19.9 Bcf for 2025, 2024 and 2023, respectively. Our natural gas reserves in Equatorial Guinea are all associated with fuel gas. For Mauritania|Senegal, total proved natural gas reserves include fuel gas of approximately 50.2 Bcf, 55.8 Bcf and 52.3 Bcf in 2025, 2024 and 2023, respectively. For the Gulf of America, total proved natural gas reserves include fuel gas of approximately 0.6 Bcf, 1.9 Bcf and 1.1 Bcf for 2025, 2024, and 2023, respectively.
(4)Proved undeveloped reserves as of December 31, 2025 expected to be developed beyond five years since initial disclosure are all related to long-term projects which will be developed under a continuous drilling program primarily including the additional wells at Jubilee under the amended plan of development and the Greater Tortue Ahmeyim Phase 1 project in Mauritania and Senegal which is a long-term project being developed under a continuous drilling program with long-term LNG sales obligations.
(5)Natural gas liquids proved reserves represent an immaterial amount of our total proved reserves. Therefore, we have aggregated natural gas liquids and crude oil/condensate reserves information.

Changes during the year ended December 31, 2025 at Jubilee resulted in an overall increase of 13.5 MMBoe. Jubilee net production of 10.5 MMBoe was offset by the positive revision of 20.2 MMBoe based on the license extension and Petroleum Agreement amendments, facilitating additional field development. The change to the Gas Sales Agreement (GSA) resulted in a positive revision of 3.8 MMBoe. There were no changes related to the commodity price effect in Jubilee. The TEN net production for the December 31, 2025 was 1.3 MMBoe. Changes at TEN include a negative revision of 0.5 MMBoe due to performance, for an overall decrease in reserves of 1.8 MMBoe. We note that there were no changes related to the commodity price effect.

The overall net reserves at Equatorial Guinea decreased by 7.3 MMBoe. Changes at Equatorial Guinea included negative revisions of 1.3 MMBoe due to loss of uneconomic PUD volumes in Ceiba and 0.1 MMBoe due to performance, in addition to the net production of 2.8 MMBoe. The commodity price effect caused a negative revision of 3.4 MMBoe in Equatorial Guinea.

Changes in Mauritania and Senegal include a positive revision of 8.8 MMBoe due to increase in the annual production capacity from 2.45 to 2.7 MTPA for the duration of the field life based on realized production volumes and operator plan for the Greater Tortue Ahmeyim Phase 1 project. This increase is offset by a negative revision of 8.5 MMBoe due to the delay in initial production and ramp up at the beginning of Sale and Purchase Agreement (SPA) term, as well as the net 2025 production of 3.2 MMBoe and a fixed contract length that supports proved reserves recognition. There were no changes related to the commodity price effect on reserves in Mauritania and Senegal. The overall net reserves at Mauritania and Senegal decreased by 2.8 MMBoe.

Changes at the Gulf of America include a positive revision of 6.4 MMBoe driven primarily by the performance in Kodiak, Tornado, and Odd Job, partially offset by a negative change of 2.5 MMBoe due to Winterfell performance. An update to the future development plans for Marmalard caused a negative revision of 1.4 MMBoe. The Gulf of America net production for the year ended December 31, 2025 was 6.4 MMBoe for an overall reserves decrease of 4.0 MMBoe. The changes related to the commodity price effect in the Gulf of America were immaterial.

During the year ended December 31, 2025, we had an overall proved undeveloped reserves decrease of 50.4 MMBoe primarily due to the conversion of proved undeveloped reserves to proved developed reserves during 2025 related to the startup of three wells in Greater Tortue Ahmeyim Phase 1 project (-63.9 MMBoe), the drilling of two wells in Greater Jubilee (-16.7 MMBoe), and and sidetracking a well in Marmalard (-0.3 MMBoe). Changes to the plan of development in Marmalard (-1.4 MMBoe) and loss of Ceiba uneconomic PUD volumes (-1.3 MMBoe) resulted in additional proved undeveloped reserve decreases. The license extension and Petroleum Agreement amendments in Greater Jubilee, facilitating additional field development, and an update to the GSA (+35.6 MMBoe) as well as a positive revision driven by an addition of a sidetrack in Winterfell (+0.6 MMBoe) partially offset the overall decrease in proved undeveloped reserves.

In Ghana, we converted 16.7 MMBoe of proved undeveloped reserves to proved developed with the drilling of two wells in Jubilee at a cost of approximately $61.0 million. In Mauritania and Senegal, we spent approximately $49.1 million related to the completion of the first phase of the Greater Tortue Ahmeyim development. With the start up of production in the Greater Tortue Ahmeyim Phase 1 project, 63.9 MMBoe of proved undeveloped reserves were converted to proved developed via three previously drilled wells. In the Gulf of America, we converted 0.3 MMBoe with the sidetracking of a well in Marmalard at a cost of $6.2 million.

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
Estimated proved reserves
Unless otherwise specifically identified in this report, the summary data with respect to our estimated net proved reserves for the years ended December 31, 2025, 2024 and 2023 has been prepared by RSC, our independent petroleum engineering firm for such years, in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on 12‑month historical unweighted first‑day‑of‑the‑month average prices, rather than year‑end prices. For a definition of proved reserves under the SEC rules, see the “Glossary and Selected Abbreviations.” For more information regarding our independent petroleum engineers, please see “—Independent petroleum engineers” below.
Our estimated proved reserves and related future net revenues, PV‑10 and Standardized Measure were determined in accordance with SEC rules for proved reserves.
Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2025 are based on costs in effect at December 31, 2025 and the 12‑month unweighted arithmetic average of the first‑day‑of‑the‑month price for the year ended December 31, 2025, adjusted for anticipated market premium, without giving effect to derivative transactions, and are held constant throughout the life of the assets. There can be no assurance that the proved reserves will be produced within the periods indicated or prices and costs will remain constant.
Independent petroleum engineers
Ryder Scott Company, L.P.
RSC, our independent petroleum engineers for the years ended December 31, 2025, 2024 and 2023, was established in 1937. For over 85 years, RSC has provided services to the worldwide petroleum industry that include the issuance of reserves reports and audits, appraisal of oil and gas properties including fair market value determination, reservoir simulation studies, enhanced recovery services, expert witness testimony, and management advisory services. RSC professionals subscribe to a code of professional conduct and RSC is a Registered Engineering Firm in the State of Texas.
For the years ended December 31, 2025, 2024 and 2023, we engaged RSC to prepare independent estimates of the extent and value of the proved reserves of certain of our oil and gas properties. These reports were prepared at our request to estimate our reserves and related future net revenues and PV‑10 for the periods indicated therein. Our estimated reserves at December 31, 2025, 2024 and 2023 and related future net revenues and PV‑10 at December 31, 2025, 2024 and 2023 are taken from reports prepared by RSC, in accordance with petroleum engineering and evaluation principles which RSC believes are commonly used in the industry and definitions and current regulations established by the SEC. The December 31, 2025 reserve report was completed on February 6, 2026, and a copy is included as an exhibit to this report.
In connection with the preparation of the December 31, 2025, 2024 and 2023 reserves report, RSC prepared its own estimates of our proved reserves. In the process of the reserves evaluation, RSC did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of RSC which brought into question the validity or sufficiency of any such information or data, RSC would not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. RSC independently prepared reserves estimates to conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4‑10(a)(2) of Regulation S‑X. RSC issued a report on our proved reserves at December 31, 2025, based upon its evaluation. RSC’s primary economic assumptions in estimates included an ability to sell hydrocarbons at their respective adjusted benchmark prices and certain levels of future capital expenditures. The assumptions, data, methods and precedents were appropriate for the purpose served by these reports, and RSC used all methods and procedures as it considered necessary under the circumstances to prepare the report.
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
Internal controls over reserves estimation process
In our Reservoir Engineering team, we maintain an internal staff of petroleum engineering and geoscience professionals with significant experience that contribute to our internal reserve and resource estimates. This team works closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished in their reserve and resource estimation process. Our Reservoir Engineering team is responsible for overseeing the preparation of our reserves estimates and has over 80 combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team holds a minimum of a Bachelor of Science degree in petroleum engineering or geology. The person primarily responsible for our Reservoir Engineering team is Mr. Douglas Trumbauer. Mr. Trumbauer is a Licensed Professional Engineer in the State of Texas (No. 78735) and has over 40 years of practical experience in petroleum engineering. He graduated from Pennsylvania State University in 1985 with a Bachelor of Science degree in Petroleum and Natural Gas Engineering. Mr. Trumbauer worked for DeGolyer and MacNaughton for 20 years prior to joining Kosmos Energy, and we believe he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as understanding and applying SEC and other industry reserves definitions and guidelines.
The RSC technical person primarily responsible for preparing the estimates set forth in the RSC reserves report incorporated herein is Mr. Tosin Famurewa. Mr. Famurewa has been practicing consulting petroleum engineering at RSC since 2006. Mr. Famurewa is a Licensed Professional Engineer in the State of Texas (No. 100569) and has over 25 years of practical experience in petroleum engineering. He graduated from University of California at Berkeley in 2000 with Bachelor of Science Degrees in Chemical Engineering and Material Science Engineering, and he received a Master of Science degree in Petroleum Engineering from University of Southern California in 2007. Mr. Famurewa meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
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
Gross and Net Undeveloped and Developed Acreage
The following table sets forth certain information regarding the developed and undeveloped portions of our license and lease areas as of December 31, 2025 for the countries in which we currently operate.

	Developed Area		Undeveloped Area				Current Phase
	(Acres)		(Acres)		Total Area (Acres)		Exploration
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)	Range

	(In thousands)

Ghana(2)	164	43	33	9	197	52	—	(2)
Equatorial Guinea	65	26	1,184	799	1,249	825	2026
Mauritania	129	35	—	—	129	35	—
Sao Tome and Principe	—	—	527	310	527	310	2026
Senegal	129	34	788	709	917	743	2026
Gulf of America(3)	85	26	121	46	206	73	through 2034	(3)
Total	572	164	2,653	1,873	3,225	2,038
______________________________________
(1)Net acreage based on Kosmos’ participating interests, including any options or back-in rights which have been exercised (Jubilee, TEN, and Greater Tortue Ahmeyim fields), but before the exercise of any options or back‑in rights that exist, but have not been exercised. Our net acreage in Ghana may be affected by any redetermination of interests in the Jubilee Unit. Additionally, the Ghana partnership received Government approval in December 2025 for the license extension for its WCTP and DT Petroleum Agreements, which cover the Jubilee and TEN fields, to 2040. As part of the extensions, starting from July 2036, Ghana National Petroleum Corporation’s share in the fields will increase by an additional 10% interest and the joint venture partners’ shares will decrease pro rata. Our net acreage in Mauritania and Senegal may be affected by any redetermination of interests in the Greater Tortue Ahmeyim Unit.
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

Productive Wells
Productive wells consist of producing wells and wells capable of production, including wells awaiting connections. For wells that produce both oil and gas, the well is classified as an oil well. The following table sets forth the number of productive oil and gas wells in which we held an interest at December 31, 2025:

	Productive		Productive
	Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Ghana(2)	65	21.82	—	—	65	21.82
Equatorial Guinea	78	31.51	—	—	78	31.51
Mauritania|Senegal	—	—	3	0.80	3	0.80
Gulf of America(2)	18	5.47	—	—	18	5.47
Total(1)	161	58.80	3	0.80	164	59.60
______________________________________
(1)Of the 164 productive wells, 47 (gross) or 16 (net) have multiple completions within the wellbore.

(2)Table above reflects our additional interests acquired in Ghana and Gulf of America. In Ghana, the partnership received Government approval in December 2025 for the license extension for its WCTP and DT Petroleum Agreements, which cover the Jubilee and TEN fields, to 2040. As part of the extensions, starting from July 2036, Ghana National Petroleum Corporation’s share in the fields will increase by an additional 10% interest and the joint venture partners’ shares will decrease pro rata.
Drilling activity
The results of oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Exploratory and Appraisal Wells(1)						Development Wells(1)
	Productive(2)		Dry(3)		Total		Productive(2)		Dry(3)		Total		Total	Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2025
Ghana	—	—	—	—	—	—	1	0.39	—	—	1	0.39	1	0.39
Gulf of America(4)	—	—	1	0.25	1	0.25	—	—	—	—	—	—	1	0.25
Total	—	—	1.00	0.25	1	0.25	1	0.39	—	—	1	0.39	2	0.64
Year Ended December 31, 2024
Ghana	—	—	—	—	—	—	4	1.54	—	—	4	1.54	4	1.54
Equatorial Guinea	—	—	1	0.43	1	0.43	2	0.81	—	—	2	0.81	3	1.24
Gulf of America	1	0.25	—	—	1	0.25	1	0.25	—	—	1	0.25	2	0.50
Total	1	0.25	1	0.43	2	0.68	7	2.60	—	—	7	2.60	9	3.28
Year Ended December 31, 2023
Ghana	—	—	—	—	—	—	7	2.70	—	—	7	2.70	7	2.70
Gulf of America	1	0.25	—	—	1	0.25	1	0.11	—	—	1	0.11	2	0.36
Mauritania|Senegal	—	—	—	—	—	—	1	0.27	—	—	1	0.27	1	0.27
Total	1	0.25	—	—	1	0.25	9	3.08	—	—	9	3.08	10	3.33
______________________________________
(1)As of December 31, 2025, two exploratory and appraisal wells have been excluded from the table until a determination is made if the wells have found proved reserves. Also excluded from the table are ten development wells awaiting completion. These wells are shown as “Wells Suspended or Waiting on Completion” in the table below.
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
(4)Includes the Winterfell-4 well which is considered a step out well from an accounting perspective, but was drilled as part of the Winterfell phased development.

The following table shows the number of wells that are in the process of being drilled or are in active completion stages, and the number of wells suspended or waiting on completion as of December 31, 2025.

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	4	1.54
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block G	—	—	—	—	—	—	1	0.40
Gulf of America
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Total	—	—	1	0.39	2	0.77	10	2.96
______________________________________

Domestic Supply Requirements
Many of our petroleum contracts or, in some cases, the applicable law governing such agreements, grant a right to the respective host country to purchase certain amounts of oil/gas produced pursuant to such agreements at international market prices for domestic consumption. In addition, in connection with the approval of the Jubilee Phase 1 PoD, the Jubilee Field partners agreed to provide the first 200 Bcf of natural gas produced from the Jubilee Field Phase 1 development to GNPC at no cost. As of January 1, 2023, the Jubilee partners had fulfilled this commitment. During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas at a price of $2.95 per MMBtu to the Government of Ghana through May 2024. This interim gas sales agreement was subsequently extended to November 2025 at a price of approximately $3.00 per MMBtu. In December 2025, as part of the extension of the WCTP and DT Petroleum Agreements, the Ghana partners and Government of Ghana have approved an amended gas sales agreement at a price of $2.50 per MMBtu through the extended expiration date of 2040 for the WCTP and DT licenses.

Sales and Marketing
As provided under the Jubilee UUOA and the WCTP and DT petroleum contracts, we are entitled to lift and sell our share of the Jubilee and TEN production as are the other Jubilee Unit and TEN partners. Over the years, we have entered into agreements with multiple oil marketing agents to market our share of the Jubilee and TEN Fields oil, and we approve the terms of each sale proposed by such agent. Natural gas is sold monthly to the Government of Ghana through an interim gas sales agreement. In December 2025, the Ghana partners and Government of Ghana have approved an amended gas sales agreement at a price of $2.50 per MMBtu through the extended expiration date of 2040 for the WCTP and DT licenses. A gas pipeline from the Jubilee Field transports such natural gas onshore for processing and sale. In Equatorial Guinea, as provided under the petroleum contract for Block G, we are entitled to lift and sell our share of the Ceiba Field and Okume Complex production as are the other Block G partners. We currently have crude oil marketing sales agreements with oil marketers to market our share of the Jubilee, TEN and Ceiba Field and Okume Complex oil, and we approve the terms of each sale proposed by such agents.
In the Gulf of America, Kosmos has historically sold crude oil on monthly contracts to various purchasers. Currently, Kosmos sells GoA oil production exclusively to a single buyer on a multi-year term deal. GoA crude oil sales take place monthly at multiple points offshore, depending on the particular property. Natural gas is sold to purchasers monthly through long-term contracts, with the sale taking place either offshore or at an onshore gas processing plant after the removal of NGLs. We actively market our crude oil and natural gas to purchasers, and sales prices for purchased oil and natural gas volumes are negotiated with purchasers and are based on certain published indices. We sell the NGLs entrained in the natural gas that we produce. The arrangements to sell these products first require natural gas to be processed at an onshore gas processing plant. Once the liquids are removed and fractionated (separated into the individual hydrocarbon chains for sale), the products are sold by the processing plant. The residue gas left over is sold to natural gas purchasers as natural gas sales (referenced above). The contracts for NGL sales are with the processing plant. The prices received for the NGLs are either tied to indices or are based on what the processing plant can receive from a third-party purchaser. The gas processing and subsequent sales of NGLs are subject to contracts with longer terms and dedications of life of lease production from the Company’s leases offshore.
In Mauritania and Senegal, we sell our entitlement share of LNG production from the Greater Tortue Ahmeyim Field free on board (FOB) under the Tortue Phase 1 SPA with BPGM which was signed in February 2020. The annual contract quantity under the Tortue Phase 1 SPA is 127,951,000 MMBtu (the “ACQ”) which is equivalent to approximately 2.45 million tonnes per annum, subject to limited downward adjustment by the sellers. The sales price for LNG under the Tortue Phase 1 SPA is set as a percentage of a crude oil price benchmark for the ACQ volumes (the “ACQ Sales Price”). The Tortue Phase 1 SPA has an initial term through the end of 2033, which can be extended by a further ten years at the sellers’ option. As provided under the GTA UUOA and the C8 and Saint-Louis Offshore Profond petroleum contracts, we are entitled to lift and sell our share of condensate production from the Greater Tortue Ahmeyim Field. Condensate cargos are typically sold to purchasers with the sale taking place offshore Mauritania and Senegal on the spot market. LNG volumes in excess of the annual contract quantity of 2.45 mtpa associated with existing infrastructure are also sold to BPGM.
There are a variety of factors which affect the market for oil, including the proximity and capacity of transportation facilities, demand for oil both within the local market and beyond, the marketing of competitive fuels and the effects of government regulations on oil production and sales. Our revenue can be materially affected by current economic conditions and the price of oil. However, based on the current demand for crude oil and the fact that alternative purchasers are available, we believe that the loss of one of our marketing agents and/or any of the purchasers identified by our marketing agent would not have a long‑term material adverse effect on our financial position or results of operations. The economic disruption resulting from Russia’s continued war in Ukraine, ongoing instability in the Middle East and Latin America, a potential regional or global recession, inflationary pressures and other varying macroeconomic conditions could further materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.
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
The oil and gas industry as a whole has experienced continued volatility. Globally, the impact of Russia’s continued war in Ukraine, ongoing instability in the Middle East and Latin America, a potential recession, inflationary pressures and other varying macroeconomic conditions has impacted supply and demand for oil and gas, which also resulted in significant variations in oil and gas prices. Dated Brent crude, the benchmark for our international oil sales, ranged from approximately $60 to $83 per barrel during 2025. HLS crude, the benchmark for the majority of our Gulf of America oil sales, which generally trades at a discount to Dated Brent, ranged from approximately $57 to $83 during 2025. Excluding the impact of hedges, our realized oil price for 2025 was $66.89 per barrel.

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
Moreover, public interest in the protection of the environment remains strong. Offshore drilling in some areas has been opposed by environmental groups and, in other areas, has been restricted. Our operations could be adversely affected to the extent laws or regulations are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental requirements that increase costs to the oil and gas industry in general, such as more stringent or costly waste handling, disposal or cleanup requirements or financial responsibility and assurance requirements.
Per common industry practice, under agreements governing the terms of use of the drilling rigs contracted by us or our block or lease partners, the drilling rig contractors typically indemnify us and our block partners in respect of pollution and environmental damage originating above the surface of the water and from such drilling rig contractor’s property, including their drilling rig and other related equipment. Furthermore, pursuant to the terms of the operating agreements for our blocks and leases, except in certain circumstances, each block or lease partner is responsible for its share of liabilities in proportion to its participating interest incurred as a result of pollution and environmental damage, containment and clean‑up activities, loss or damage to any well, loss of oil or natural gas resulting from a blowout, crater, fire, or uncontrolled well, loss of stored oil and natural gas, as well as for plugging or bringing under control any well. We maintain insurance coverage typical of the industry in the areas we operate in; these include property damage insurance, loss of production insurance, wreck removal insurance, control of well insurance, and liability insurance including pollution liability to cover pollution from wells and other operations. We believe our insurance is carried in amounts typical for the industry relative to our size and operations and in accordance with our contractual and regulatory obligations.

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
The Audit Committee to our board of directors has overall oversight responsibility for our risk management, and is charged with oversight of our cybersecurity risk management program. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee also reports material cybersecurity risks to our full board of directors. Management is responsible for identifying and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Vice President of Administration. Our Senior Director of Information Technology (IT), the technical lead of our IT department, reports directly to the Vice President of Administration. Our Vice President of Administration and our Senior Director of IT receive reports from our information technology team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our IT leadership and dedicated personnel are certified and experienced information systems security professionals and information security managers with many years of experience. Management, including the Vice President of Administration, and our information technology team, regularly update the Audit Committee on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, results of third-party testing and assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors” in this annual report on Form 10-K.
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
Kosmos is committed to investing in the development of our employees. We support development through a blend of learning approaches including in-person and virtual training opportunities, on-the-job training, conferences, cross team projects and experiences and our leadership development program. Each year, all employees also have an opportunity to provide feedback on the employee experience and Kosmos culture through our annual employee opinion survey. Based on employee scores and feedback, Kosmos was named in the 2025 Top 100 Places to Work by the Dallas Morning News, as well as the Houston Chronicle. The feedback received through this annual survey is used to support continuous improvement and enhance the overall employee experience.
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
As of December 31, 2025, we had 216 employees with 175 being based in the United States and 41 residing in our foreign offices. Our workforce was approximately 40% gender diverse and approximately 21% minority.
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
•We have had, and may in the future have, disagreements with certain host governments and contractual counterparties regarding certain of our rights and responsibilities;
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
•Our commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds and the indentures governing our Senior Notes and Convertible Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions;
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
•We are incorporating artificial intelligence technologies into our processes and these technologies may present business, operational, compliance, cybersecurity, and reputational risks;
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
Under certain petroleum contracts, we have work commitments to perform exploration and other related activities. Failure to do so may result in our loss of the licenses. As of December 31, 2025, we have a commitment to one development well in Equatorial Guinea. Additionally, as part of the recent extension of the Petroleum Agreements covering the Jubilee and TEN fields, the Jubilee plan of development is amended to include up to twenty additional wells in the field, with a commitment to drill a minimum of ten additional wells. In certain other petroleum contracts, we are in the initial exploration phases, some of which have certain obligations that have yet to be fulfilled. Over the course of the next several years, we may choose to enter into the next phase of those petroleum contracts which will likely include firm obligations to drill wells. Failure to execute our obligations may result in our loss of the licenses.
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
The interests in and development of the Jubilee Field are governed by the terms of the Jubilee UUOA. The parties to the Jubilee UUOA, the collective interest holders in each of the WCTP and DT Blocks, initially agreed that interests in the Jubilee Unit will be shared equally, with each block deemed to contribute 50% of the area of such unit. The respective interests in the Jubilee Unit were therefore initially determined by the respective interests in such contributed block interests. Pursuant to the terms of the Jubilee UUOA, the percentage of such contributed interests is subject to a process of redetermination. Following an initial redetermination process completed on October 14, 2011, the tract participation was determined to be 54.4%

for the WCTP Block and 45.6% for the DT Block. Consequently, our Unit Interest (participating interest in the Jubilee Unit) was increased from 23.5% to 24.1% upon completion of the initial redetermination process. Following the acquisition of Anadarko WCTP Company in October 2021 and completion of the subsequent pre-emption by Tullow in March of 2022, Kosmos’ interest in the Jubilee Unit Area now stands at 38.6%. An additional redetermination could occur sometime if requested by a party that holds greater than a 10% interest in the Jubilee Unit. We cannot assure you that any redetermination pursuant to the terms of the Jubilee UUOA will not negatively affect our interests in the Jubilee Unit or that such redetermination will be satisfactorily resolved.

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
The process of estimating oil and gas reserves is technically complex. It requires interpretations of available technical data and many assumptions, including those relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. See “Item 1. Business—Our Reserves” for information about our estimated oil and gas reserves and the present value of our net revenues at a 10% discount rate (“PV‑10”) and Standardized Measure of discounted future net revenues (as defined herein) as of December 31, 2025.
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
In Ghana, we currently produce associated gas from the Jubilee and TEN Fields. A gas pipeline from the Jubilee Field transports such natural gas onshore for processing and sale. During 2023, the Jubilee partners reached an interim agreement to sell Jubilee Field gas to the Government of Ghana through May 2024. This interim gas sales agreement was subsequently extended to November 2025 at a price of approximately $3.00 per MMBtu. In December 2025, as part of the extension of the WCTP and DT Petroleum Agreements, the Ghana partners and Government of Ghana have approved an amended gas sales agreement at a price of $2.50 per MMBtu through the extended expiration date of 2040 for the WCTP and DT licenses. Our inability to export associated natural gas from the Jubilee Field could eventually impact our oil production and could cause us to re-inject or flare any natural gas we cannot export.

In Mauritania and Senegal, while we currently only export our gas resource to the LNG market, we also intend to utilize existing facilities for domestic gas delivery. This plan is contingent signing gas sales agreements for domestic gas and the necessary infrastructure to transport the gas to domestic onshore markets being constructed. Additionally, such plans are contingent upon receipt of required partner and government approvals.

Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our oil and natural gas production.
Our ability to market our oil and natural gas production depends substantially on the availability and capacity of processing facilities, oil and LNG tankers and other infrastructure, including FPSOs, owned and operated by third parties. Our failure to obtain such facilities on acceptable terms could materially harm our business. We also rely on continued access to drilling rigs and construction vessels suitable for the environment in which we operate and on operating infrastructure that allows us to commercially process and market our products. The delivery of drilling rigs or construction vessels may be delayed or cancelled, and we may not be able to gain continued access to suitable rigs, vessels or other operating infrastructure in the future. We may be required to shut in oil and natural gas wells because of the absence of a market or because access to processing facilities may be limited or unavailable. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause a material adverse effect on our financial condition and results of operations. In addition, the shutting in of wells can lead to mechanical problems upon bringing the production back online, potentially resulting in decreased production and increased remediation costs.

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
Furthermore, the marketability of expected oil, natural gas, and LNG production from our discoveries and prospects will also be affected by numerous factors. These factors include, but are not limited to, market fluctuations of prices (such as recent significant variations in oil, natural gas, and LNG prices), proximity, capacity and availability of drilling rigs and related equipment, qualified personnel and support vessels, processing facilities, transportation vehicles and pipelines, equipment availability, access to markets and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, allowable production, domestic supply requirements, importing and exporting of oil, natural gas, and LNG, the ability to flare or vent natural gas, health and safety matters, environmental protection and climate change). The effect of these factors, individually or jointly, may result in us not receiving an adequate return on invested capital.
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

We have had, and may in the future have, disagreements with certain host governments and contractual counterparties regarding certain of our rights and responsibilities.
There can be no assurance that disagreements will not arise with any host government, national oil companies, and/or contractual counterparties that may have a material adverse effect on our exploration, development or production activities, our ability to operate, our rights under our licenses and local laws or our rights to monetize our interests, but if such disagreements do arise we intend to vigorously dispute them if necessary.
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
The prices that we will receive for our oil, natural gas, and LNG will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. Oil, natural gas and LNG prices experienced significant volatility in the past few years and will likely continue to be volatile in the future. For example, Russia’s continued war in Ukraine, ongoing instability in the Middle East and Latin America, a potential regional or global recession, inflationary pressures and other varying macroeconomic conditions and the effects on demand for oil and natural gas has resulted in significant variations in oil, natural gas and LNG prices. The prices that we will receive for our production and the levels of our production depend on numerous factors. These factors include, but are not limited to, the following:

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
•the continued threat of terrorism and the impact of military and other action, including U.S. military operations outside the United States in oil producing nations such as Venezuela and Iran;
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
•inflationary pressures leading to increasing costs;
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
Significant outbreaks of contagious diseases such as COVID-19, and other adverse public health developments, could have a material impact on our business operations and financial condition. Many of our operations are currently, and will likely remain in the near future, in developing countries which are susceptible to outbreaks of disease, such as the Ebola virus disease, and may lack the resources to effectively contain such an outbreak quickly. Such outbreaks may impact our ability to explore for oil and gas, develop or produce our license areas by limiting access to qualified personnel, increasing costs associated with ensuring the safety and health of our personnel, restricting transportation of personnel, equipment, supplies and oil and gas production to and from our areas of operation and diverting the time, attention and resources of government agencies which are necessary to conduct our operations. In addition, any losses we experience as a result of such outbreaks of disease which impact sales or delay production may not be covered by our insurance policies.

Our operations require contractors and personnel to travel to and from Africa as well as the unhindered transportation of equipment and oil and gas production (in the case of our producing fields). Such operations also rely on infrastructure, contractors and personnel in Africa. If travel bans in response to outbreaks of disease are implemented or extended to the countries in which we operate, or contractors or personnel refuse to travel there, we could be adversely affected. If services are obtained, costs associated with those services could be significantly higher than planned which could have a material adverse effect on our business, results of operations, and future cash flow. In addition, should an Ebola or other virus outbreak spread to the countries in which we operate, access to the FPSOs could be restricted and/or terminated. The FPSOs are potentially able to operate for a short period of time without access to the mainland, but if restrictions extended for a longer period we and the operator of the impacted fields would likely be required to cease production and other operations until such restrictions were lifted.

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
Our commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds and the indentures governing our Senior Notes and Convertible Senior Notes contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our future goals.
Our commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds and the indentures governing our Senior Notes and Convertible Senior Notes include certain covenants that, among other things, restrict:
•our investments, loans and advances and certain of our subsidiaries’ payment of dividends and other restricted payments;
•our incurrence of additional indebtedness;
•the granting of liens, other than liens created pursuant to the commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds or the indentures governing our Senior Notes and Convertible Senior Notes and certain permitted liens;
•mergers, consolidations and sales of all or a substantial part of our business or licenses;
•the hedging, forward sale or swap of our production of crude oil or natural gas or other commodities;
•the sale of assets (other than production sold in the ordinary course of business); and
•in the case of the commercial debt facility and the GoA Term Loan Facility, our capital expenditures that we can fund with the proceeds of our commercial debt facility and GoA Term Loan Facility.
Our commercial debt facility, the bond terms governing our GTA Nordic bonds and GoA Term Loan Facility require us to maintain certain financial ratios, such as asset coverage ratios, debt service coverage ratios and cash flow coverage ratios. All of these restrictive covenants may limit our ability to move funds among our subsidiaries, operate our business, or expand or pursue our business strategies. Our ability to comply with these and other provisions of our commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds and the indentures governing our Senior Notes and Convertible Senior Notes may be impacted by changes in economic or business conditions, our results of operations or events beyond our control. The breach of any of these covenants could result in a default under our commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds and the indentures governing our Senior Notes and Convertible Senior Notes, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under such debt instruments, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders, successors or assignees could proceed against their collateral. If the indebtedness under our commercial debt facility, GoA Term Loan Facility, the bond terms governing our GTA Nordic bonds and the indentures governing our Senior Notes and Convertible Senior Notes were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. In addition, the limitations imposed by such debt instruments on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
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
At December 31, 2025, we had $1,200.0 million outstanding and $150.0 million of committed undrawn available capacity under our commercial debt facility. As of December 31, 2025, we had $1.8 billion principal amount of Senior Notes and Convertible Senior Notes outstanding and $150 million outstanding under the GoA Term Loan Facility. In the future, we also may incur significant off-balance sheet obligations and/or significant indebtedness in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets.
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
We are incorporating artificial intelligence technologies into our processes and these technologies may present business, operational, compliance, cybersecurity, and reputational risks.

Our business increasingly utilizes artificial intelligence (“AI”), machine learning, and automated decision making to improve our internal processes and support operational and strategic decisions. The development, deployment and use of these technologies, combined with an evolving and uncertain regulatory environment, may result in new or heightened governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, any of which could adversely affect our business, financial condition and results of operations.

The use of AI tools can lead to unintended consequences, including the unauthorized use or disclosure of confidential and proprietary information, or the generation of content or outputs that appear correct but are factually inaccurate, misleading, or otherwise flawed. Reliance on such outputs could expose us to risks related to inaccuracies or errors in the output of such technologies. We have established an internal, cross-functional AI committee to oversee and guide our AI strategy including evaluating the costs, benefits, risks, and opportunities associated with the use of AI tools in our business and recommending mitigation measures, as well as developing and implementing an AI use policy across the Company. However, these governance measures may not be effective in all cases, and it is not possible to predict or prevent all of the risks related to the use of AI, machine learning, and automated decision making technologies. In addition, future changes in laws or developments in the regulatory frameworks governing the use of such technologies and in related stakeholder expectations could restrict or limit our use of AI, increase our compliance costs, or subject us to liability, any of which could adversely affect our ability to develop and use such technologies.

Our ability to utilize net operating loss carryforwards may be subject to certain limitations.
Our ability to use our federal and international net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, with regard to our U.S. net operating losses only, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that impose an annual limitation on the ability of a company with federal net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its federal net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company.
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

In addition, we are subject both to uncertainties in the application of the tax laws in the countries in which we operate and where we are resident for tax purposes and to possible changes in such tax laws (or the application thereof), each of which could result in an increase in our tax liabilities. These risks may be higher in the developing countries in which we conduct a majority of our activities.
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
In the Gulf of America, regulatory initiatives are continually developed and implemented at the federal level to prevent major well control incidents. The Department of Interior (“DOI”) through the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”), has issued a variety of regulations and Notices to Lessees and Operators (“NTLs”), intended to impose additional safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of America. These regulatory initiatives have, at various times, effectively slowed down the pace of drilling and production operations in the Gulf of America as adjustments were being made in operating procedures, certification requirements and lead times for inspections, drilling applications and permits, and exploration and production plan reviews, and as the federal agencies evolved into their present-day bureaus. On May 15, 2019, BSEE published a final rule with an effective date of July 15, 2019 that revised requirements for well design, well control, casing, cementing, real-time monitoring (RTM), and subsea containment. These revisions modified regulations pertaining to offshore oil and gas drilling, completions, workovers, and decommissioning in accordance with Executive and Secretary of the Interior's Orders. Key features of the well control regulations include requirements for blowout preventers (BOPs), double shear rams, third-party reviews of equipment, real time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment. Since adoption of the 2019 rule, BSEE has adopted additional well control requirements and continues to evaluate and implement further regulatory initiatives applicable to offshore oil and gas operations through amendments, guidance and ongoing or anticipated rulemakings.

In addition to the array of new or revised safety, permitting and certification requirements developed and implemented by the DOI in recent years, there have been a variety of proposals and initiatives to change existing laws, regulations and agency practices that could affect offshore development and production, such as, for example, proposals to increase or otherwise revise the minimum financial responsibility or other security required under the Oil Pollution Act of 1990 or otherwise applicable to offshore lessees and operators. Regulatory initiatives relating to financial assurance, bonding and other forms of security continue to evolve. For example, in 2024, the DOI finalized an offshore financial assurance rule that increased bonding and other financial responsibility requirements for certain offshore lessees and operators. In 2025, the DOI announced plans to revise this rule as part of a broader review of offshore financial assurance requirements. Any changes to the rule, or uncertainty regarding its implementation, could affect our financial assurance obligations, compliance costs and offshore development activities.

To the extent the existing regulatory initiatives implemented and pursued in recent years or any future restrictions, whether through legislative or regulatory means or increased or broadened permitting and enforcement programs, foster uncertainties, delays or increased costs in our offshore oil and natural gas development or exploration activities, then such conditions may have a material adverse effect on our business, financial condition and results of operations. Any other new rules, regulations or legal initiatives by BOEM or other governmental authorities that impose more stringent requirements regarding financial assurances, restrict or delay leasing or permitting or that otherwise adversely affect our offshore activities could result in increased costs, limit our operations and adversely impact our future financial results.

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
In addition, we expect continuing attention to climate change and energy transition issues. For example, in April 2016, 195 nations, including Ghana, Mauritania, Sao Tome and Principe, Senegal and the United States, signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. In January 2026, President Trump once again withdrew the United States from the Paris Agreement, as he did during his first term. Separately, in December 2023, the U.S. EPA announced its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the EPA. Relatedly, in November 2024, the U.S. EPA finalized a rule implementing the Waste Emissions Charge, a fee for large emitters of methane if their emissions exceed certain levels, as required by the Inflation Reduction Act. In addition, numerous other climate change and GHG emissions laws, regulations or rules have been proposed or are in various stages of review and/or challenge. It cannot be determined at this time what effect these various climate change and GHG emissions-related developments will have on our business, results of operations and financial condition. This legislative and regulatory uncertainty, however, could result in a disruption to our business or operations.

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
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials and political parties for the purpose of obtaining or retaining business or otherwise securing an improper business advantage. In addition, the United Kingdom has enacted the Bribery Act of 2010, and we may be subject to that legislation under certain circumstances. We do business and may do additional business in the future in countries and regions in which we may face, directly or indirectly, corrupt demands by officials. We face the risk of unauthorized payments or offers of payments by one of our employees, contractors or consultants. Our existing safeguards and any future improvements may prove to be less than effective in preventing such unauthorized payments, and our employees and consultants may engage in conduct for which we might be held responsible. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest (for example, by way of acquiring equity interests in, participating as a joint venture partner with, acquiring the assets of, or entering into certain commercial transactions with) or that we acquire.
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
From time to time, we are involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of our business in jurisdictions in which we do business. Although the outcome of these matters cannot be predicted with certainty, management believes that the likelihood of an unfavorable outcome having a material impact is neither reasonably possible nor probable of occurring
Because we maintain a diversified portfolio of assets overseas, the complexity and types of legal procedures with which we may become involved may vary, and we could incur significant legal and support expenses in different jurisdictions. If we are not able to successfully defend ourselves, there could be a delay or even halt in our exploration, development or production activities or other business plans, resulting in a reduction in reserves, loss of production and reduced cash flows. Legal proceedings could result in a substantial liability and/or negative publicity about us and adversely affect the price of our common stock. In addition, legal proceedings distract management and other personnel from their primary responsibilities.
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
Item 3.  Legal Proceedings
From time to time, we may be involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, management believes that the likelihood of an unfavorable outcome in any pending legal or regulatory proceeding having a material impact, individually or in the aggregate, is neither reasonably possible nor probable of occurring.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Trading Summary
Our common stock is traded on the NYSE and LSE under the symbol KOS.
As of February 20, 2026, based on information from the Company’s transfer agent, Computershare Trust Company, N.A., the number of holders of record of Kosmos’ common stock was 138. On February 20, 2026, the last reported sale price of Kosmos’ common stock, as reported on the NYSE, was $2.16 per share.
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
The following graph illustrates changes over the five-year period ended December 31, 2025, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

350
300
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Kosmos Energy Ltd. (KOS)
S&P 500 (SPX)
Dow Jones U.S. Exploration & Production Index (DWCEXP)

	December 31,
	2020	2021	2022	2023	2024	2025
Kosmos Energy Ltd. (KOS)	$100.00	$147.23	$270.64	$285.53	$145.53	$38.61
S&P 500 (SPX)	100.00	128.68	105.36	133.03	166.28	195.98
Dow Jones U.S. Exploration & Production Index (DWCEXP)	100.00	172.35	271.20	283.34	279.67	289.76

Item 6.  Selected Financial Data
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for consolidated financial information as of and for the three years ended December 31, 2025.

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

Overview
Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America. Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success.

Recent Developments
Corporate

On September 24, 2025, the Company entered into a senior secured term loan credit agreement secured by first priority liens on all of the Company’s Gulf of America assets (as defined in the Credit Agreement). The GoA Term Loan Facility is a four-year term loan structured into two tranches, with the first tranche a principal amount of $150.0 million, which was funded in October 2025, and a second tranche of an additional $100.0 million, which was funded in January 2026. The net proceeds were used, together with cash on hand, to fund the redemption of the 7.125% Senior Notes due 2026 totaling $250.0 million in aggregate. The GoA Term Loan Facility is now fully drawn and matures in 2029, with principal payments beginning June 30, 2026.
On January 16, 2026, the Company announced the pricing of $350.0 million aggregate principal amount of 11.250% senior secured bonds due 2031 in the Nordic market (the “GTA Nordic bonds”). The GTA Nordic bonds are fully and unconditionally guaranteed by the Company, as well as the Company’s wholly-owned subsidiaries that own the Mauritania and Senegal assets. In February 2026, Kosmos used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $182.5 million of its 7.750% Senior Notes due 2027 and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility, with the remaining proceeds to be used for future retirements of the 7.750% Senior Notes due 2027.
In July 2025, new U.S. tax legislation was signed into law in the United States known as the “One Big Beautiful Bill Act” or “OBBBA”. The legislation includes a broad range of U.S. corporate tax reform provisions affecting businesses across numerous industries. The necessary adjustments have been reflected for the year ended December 31, 2025. Based on our evaluation, we have determined that the impact of OBBBA is not material to the Company’s financial position or results.
Ghana

During the year ended December 31, 2025, Ghana production averaged approximately 93,100 Boepd gross (31,100 Boepd net).
The partnership completed a new 4D seismic survey on the Jubilee and TEN Fields during the first quarter of 2025 and an Ocean Bottom Node survey was completed in the fourth quarter of 2025. In the second quarter of 2025, we commenced the next development drilling campaign in the Jubilee Field. The Jubilee drilling progressed during the year bringing one producer well successfully online in July 2025. After undergoing scheduled maintenance, the rig returned to the Jubilee Field to drill an additional producer well, which was successfully completed and brought online in January 2026. The development drilling campaign will continue in 2026 by drilling four planned producer wells and an additional water injector well.
In June 2025, the Jubilee and TEN partnerships entered into a Memorandum of Understanding with the Government of Ghana to extend to 2040 the WCTP and the DT licenses, which cover the Jubilee and TEN fields offshore Ghana. The Ghana partnership received Government approval in December 2025 for the license extensions. Accordingly, the WCTP and DT licenses have been extended to 2040 and starting from July 2036, Ghana National Petroleum Corporation’s share in the fields will increase by an additional 10% interest and the joint venture partners’ shares will decrease pro rata. As part of the extension of the Petroleum Agreements, the Jubilee plan of development is amended to include up to twenty additional wells in the fields. Additionally, in December 2025, as part of the extension of the WCTP and DT Petroleum Agreements, the Ghana partners and

Government of Ghana have approved an amended gas sales agreement at a price of $2.50 per MMBtu through the extended expiration date of 2040 for the WCTP and DT licenses.
In February 2026, the TEN partnership executed the final Sale and Purchase Agreement to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million.
Gulf of America
During the year ended December 31, 2025, Gulf of America production averaged approximately 17,600 Boepd (net) (~84% oil).

On Tiberius, Kosmos (operator, 50% working interest) continues to progress the development plan with our partner Occidental Petroleum Corporation (“Oxy”) (50% working interest). A production handling agreement for the Oxy-operated Lucius platform was signed in the third quarter of 2025. A final investment decision and farm down to reduce Kosmos’ working interest is expected in 2026.

In January 2026, Kosmos was awarded two lease blocks in the Gulf of America Big Beautiful Gulf Lease Sale 1 (“BBG1”).

At Winterfell, in October 2024, shortly after startup of the Winterfell-3 well, production at the field was curtailed due to sand production from the Winterfell-3. Production from the first two wells was restored in December 2024. Remediation work on Winterfell-3 was performed in the first quarter of 2025, however, it was unsuccessful. Winterfell-3 was temporarily plugged and abandoned during the first quarter of 2025 while the partnership evaluated options to restore production from the Winterfell-3 fault block. During the second quarter of 2025, the partnership drilled the Winterfell-4 well to test a separate fault block and define the eastern extent of the Winterfell reservoir area. The Winterfell-4 well was abandoned in September 2025 by the operator due to challenges during completion operations arising from the collapse of the production casing. The partnership will continue to review alternative options to access those resources with near-term activity in 2026 focused on restoring production from the Winterfell-3 fault block.

In February 2026, Kosmos entered into a strategic alliance with Shell, exchanging interests in five exploration blocks in the Norphlet trend. Shell and Kosmos now have alignment over ten blocks in the Gulf of America to explore multiple prospects, including Trailblazer. Drilling of Trailblazer is planned for 2027 with Kosmos designated as development operator.

Equatorial Guinea

On February 24, 2026, we entered into a Share Sale and Purchase Agreement with a subsidiary of Panoro Energy ASA for the sale of all of our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea for upfront cash consideration of $180 million, subject to certain adjustments, and future contingent consideration of up to $39.5 million, comprising $12.5 million linked to production performance at the Ceiba field and $9 million payable in each of 2027, 2028 and 2029, which are subject to certain oil price and production thresholds. The transaction has received approval from the Government of Equatorial Guinea and completion only remains subject to CEMAC customary approval. While we expect to close the transaction around the middle of 2026, there can be no assurances that closing will ultimately occur or that it may not be delayed. As such, the Company has elected to report on the business throughout this Form 10-K on the basis that the transaction has not yet closed and that the Company continues to own all of the participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. All such references to the Company’s future plans and expectations for the Equatorial Guinea business unit should therefore be read in light of the ongoing transaction.

Production in Equatorial Guinea averaged approximately 20,400 Bopd gross (7,200 Bopd net) for the year ended December 31, 2025, impacted by multiple flow pump (MPP) mechanical failures at Ceiba during the second quarter of 2025. One pump is currently back online with another pump expected to be online in the first quarter of 2026.

In October 2025, we received approval from the Ministry of Hydrocarbons and Mining Development for a twelve month extension to December 2026 for the current exploration phase of Block EG-24.

In October 2025, we submitted a formal notice to the Ministry of Hydrocarbons and Mining Development that we are electing to exit Block S offshore Equatorial Guinea.
In February 2026, we notified our partners that we are withdrawing from Block EG-01.

In the fourth quarter of 2024, the corporate tax rate in Equatorial Guinea was reduced from 35% to 25%, with an effective date of January 1, 2025.
Mauritania and Senegal

Greater Tortue Ahmeyim Project

Production in Mauritania and Senegal averaged approximately 35,000 Boepd gross (8,500 Boepd net) for the full year ended December 31, 2025, as production from the Greater Tortue Ahmeyim (GTA) liquefied natural gas (LNG) project ramped up. The GTA LNG project achieved first gas production from the subsea system to the FPSO on December 31, 2024. First LNG was achieved in February 2025 and the first gross LNG cargo was successfully exported in April 2025. Eighteen and a half gross LNG cargos and one condensate cargo were lifted in 2025. The Gimi FLNG vessel Commercial Operations Date was achieved in the second quarter of 2025 with successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum. Production averaged approximately 58,200 Boepd gross (14,200 Boepd net) for the three months ended December 31, 2025. Additionally, the Gimi FLNG vessel operated at nameplate capacity in December 2025, reaching a peak production rate of approximately 3.0 million tonnes per annum.

Yakaar and Teranga Discoveries

On Yakaar-Teranga, we are working with PETROSEN to withdraw from the block given we have not been able to attract a suitable partner and agree a commercially attractive development concept with the government of Senegal. Accordingly, during the year ended December 31, 2025, we wrote off $143.7 million of unproved property costs associated with the Yakaar and Teranga discoveries, which were largely incurred before 2020.

Sao Tome and Principe

In May 2025, we received approval for a twelve month extension to May 2026 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations
All of our results, as presented in the table below, represent operations from Ghana, Equatorial Guinea, Mauritania, Senegal, the Gulf of America. Certain operating results and statistics for the years ended December 31, 2025, 2024 and 2023 are included in the following tables. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

	Years ended December 31,
	2025		2024		2023
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	16,452		20,472		20,385
Gas (MMcf)	32,280		16,180		13,737
NGL (MBbl)	582		338		382
Total (MBoe)	22,414		23,507		23,057
Total (Boepd)	61,408		64,226		63,168

Revenues:
Oil sales	$1,100,483		$1,611,169		$1,658,421
Gas sales	170,548		57,243		35,307
NGL sales	17,321		6,946		7,880
Total revenues	$1,288,352		$1,675,358		$1,701,608

Average oil sales price per Bbl	$66.89		$78.70		$81.35
Average gas sales price per Mcf	5.28		3.54		2.57
Average NGL sales price per Bbl	29.76		20.55		20.61
Average total sales price per Boe	57.48		71.27		73.80

Costs:
Oil and gas production, excluding workovers	$686,039		$490,860		$367,375
Oil and gas production, workovers	22,863		39,654		22,722
Total oil and gas production costs	$708,902	(1)	$530,514	(1)	$390,097

Depletion, depreciation and amortization	$556,774		$456,774		$444,927

Average cost per Boe:
Oil and gas production, excluding workovers	$30.61		$20.88		$15.93
Oil and gas production, workovers	1.02		1.69		0.99
Total oil and gas production costs	31.63	(1)	22.57	(1)	16.92

Depletion, depreciation and amortization	24.84		19.43		19.30
Total oil and gas production costs, depletion, depreciation and amortization	$56.47		$42.00		$36.22
(1)Substantially all NGLs and natural gas sales in Ghana and the Gulf of America are associated production from our oil wells and, therefore, production costs metrics are presented under a common unit of measure. In Mauritania and Senegal, all condensate sales and LNG sales are associated production from our gas wells. Includes $93.4 million of pre-production operating costs for the year ended December 31, 2024 incurred before production commenced at the Greater Tortue Ahmeyim Phase 1 project in Mauritania and Senegal. Oil and gas production costs related to the LNG production at the GTA Phase 1 project were $237.6 million for the year ended December 31, 2025. First LNG was achieved in February 2025 and the first LNG cargo was successfully completed in April 2025. Production costs per Bcf in Mauritania and Senegal was $14.68 for the year ended December 31, 2025. Mauritania and Senegal LNG sales are presented as gas sales in the table.

The discussion of the results of operations and the period‑to‑period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.
Year Ended December 31, 2025 vs. 2024

	Years Ended December 31,		Increase
	2025	2024	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,288,352	$1,675,358	$(387,006)
Gain on sale of assets	2,200	—	2,200
Other income, net	1,098	204	894
Total revenues and other income	1,291,650	1,675,562	(383,912)
Costs and expenses:
Oil and gas production	708,902	530,514	178,388
Exploration expenses	223,616	119,907	103,709
General and administrative	76,120	100,155	(24,035)
Depletion, depreciation and amortization	556,774	456,774	100,000
Impairment of long-lived assets	177,563	—	177,563
Interest and other financing costs, net	223,430	88,598	134,832
Derivatives, net	(53,665)	12,099	(65,764)
Other expenses, net	13,491	17,703	(4,212)
Total costs and expenses	1,926,231	1,325,750	600,481
Income (loss) before income taxes	(634,581)	349,812	(984,393)
Income tax expense	65,205	159,961	(94,756)
Net income (loss)	$(699,786)	$189,851	$(889,637)
Oil and gas revenue. Oil and gas revenue decreased by $387.0 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily as a result of lower average realized oil and gas prices and lower production resulting in lower sales volume at Jubilee and Equatorial Guinea partially offset by increased sales volumes in Mauritania and Senegal with LNG and condensate cargo sales beginning in 2025. We sold 22,414 MBoe at an average realized price per barrel of oil equivalent of $57.48 in 2025 and 23,507 MBoe at an average realized price per barrel of oil equivalent of $71.27 in 2024.
Oil and gas production. Oil and gas production costs increased by $178.4 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily as a result of a full year of operating costs associated with the ramp-up of LNG production at the GTA Phase 1 project in Mauritania and Senegal.
Exploration expenses. Exploration expenses increased by $103.7 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024 primarily as a result of approximately $58.5 million of exploration expense related to the Winterfell-4 step out well which was plugged and abandoned during the third quarter of 2025 and approximately $143.7 million of previously capitalized costs related to the Yakaar and Teranga discoveries incurred under the Cayar Offshore Profound Block license that were written off to exploration expense for the year ended December 31, 2025 compared to approximately $28.0 million related to the S-6 “Akeng Deep” ILX prospect in Block S offshore Equatorial Guinea which encountered sub-commercial quantities of hydrocarbons and was plugged and abandoned in the fourth quarter of 2024 and approximately $37.2 million of previously capitalized costs related to the Asam discovery in Block S offshore Equatorial Guinea that were written off to exploration expense for the year ended December 31, 2024, partially offset by decreased seismic, geological and geophysical studies and related costs as part of the Company’s focus on managing costs across our portfolio.
Depletion, depreciation and amortization. Depletion, depreciation and amortization increased $100.0 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024 primarily as a result of the ramp-up of LNG production resulting in first LNG and condensate sales in 2025 at the GTA Phase 1 project in Mauritania and Senegal and higher depletion rates per Boe across our portfolio partially offset by lower sales volumes at Jubilee and Equatorial Guinea.

Impairment of long-lived assets. As a result of negative proved oil and gas reserves revisions in certain of our Gulf of America fields, primarily Winterfell, we recorded a proved property impairment charge of $177.6 million during the year ended December 31, 2025.
Interest and other financing costs, net. Interest and other financing costs, net increased by $134.8 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024 primarily as a result of decreased capitalized interest for the year ended December 31, 2025 related to the GTA Phase 1 project post first gas production in December 2024 partially offset by a $25.2 million loss on debt modifications and extinguishments primarily related to the amendment and restatement of the Facility during the second quarter of 2024.

Income tax expense (benefit). For the years ended December 31, 2025 and 2024, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rate applicable to our Ghanaian operations and the 25% statutory tax rate applicable to our Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate, or jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.
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
Oil prices are historically volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This oil price volatility could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position is expected to support our capital program for 2026.
As such, our 2026 capital budget is based on our exploitation plans for our producing assets in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America, and our development activities in the Gulf of America and in Mauritania and Senegal.
Our future financial condition and liquidity can be impacted by, among other factors, the success of our exploitation, exploration and appraisal drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil, natural gas, and LNG and our ability to secure and maintain partners and their alignment with respect to capital plans, the actual cost of exploitation, exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.
As of December 31, 2025, borrowings under the Facility totaled approximately $1.2 billion and the undrawn availability under the facility was $150.0 million. In September 2025, during the Fall 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion.
Leverage was elevated in 2025 given lower oil prices and the impact of operating costs during ramp-up of the GTA Phase 1 project combined with lower Company production. As a result, in July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment made this covenant less restrictive for the two scheduled financial covenant assessment dates in September 2025 and March 2026, up to a maximum of 4.0x and 4.25x respectively, and returned to the originally agreed upon ratio of 3.50x for assessment dates thereafter. In February 2026, we further amended the debt cover ratio calculation through September 2026. This most recent amendment makes the covenant less restrictive for the two scheduled financial covenant assessment dates in March 2026 and September 2026, up to a maximum of 4.5x and 4.25x respectively, and for purposes of the financial covenant assessment date in March 2026, the calculation will be made excluding the Company’s Mauritania and Senegal business unit. The debt cover ratio returns to the originally agreed upon ratio of 3.5x for assessment dates thereafter. The change is intended to align the covenant calculation with recent business operations, lower potential oil prices and the impact of operating costs during ramp-up of the GTA Phase 1 project on our results of operations.

Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$134,012	$678,249	$765,170
Net proceeds from issuance of senior notes	—	885,285	—
Borrowings under long-term debt	675,000	325,000	300,000
	809,012	1,888,534	1,065,170
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	314,408	933,659	932,603
Notes receivable and other investing activities	86,791	32,397	62,247
Payments on long-term debt	225,000	350,000	145,000
Purchase of capped call transactions	—	49,800	—
Repurchase and redemption of senior notes	150,000	499,515	—
Dividends	—	—	166
Other financing costs	346	36,647	13,214
	776,545	1,902,018	1,153,230
Increase (decrease) in cash, cash equivalents and restricted cash	$32,467	$(13,484)	$(88,060)
Net cash provided by operating activities. Net cash provided by operating activities in 2025 was $134.0 million compared with net cash provided by operating activities of $678.2 million in 2024 and $765.2 million in 2023, respectively. The decrease in cash provided by operating activities in the year ended December 31, 2025 when compared to the same period in 2024 is primarily a result of lower average realized oil and gas prices, lower sales volumes in Ghana and Equatorial Guinea, higher oil and gas production costs related to the ramp-up of LNG production at the GTA Phase 1, partially offset by increased sales volumes in Mauritania and Senegal with LNG and condensate cargo sales beginning in 2025 and lower workover expense in Equatorial Guinea. The decrease in cash provided by operating activities in the year ended December 31, 2024 when compared to the same period in 2023 is primarily a result of increased oil and gas production costs for the year ended December 31, 2024 as a result of pre-production operating costs associated with the GTA Phase 1 project, planned workovers in the Gulf of America business unit, and increased production costs in Equatorial Guinea, together with lower average realized oil prices, offset by changes in working capital.

The following table presents our liquidity and financial position as of December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(In thousands)
Outstanding debt principal balances:
Facility(2)	$1,200,000	$900,000
7.125% Senior Notes(1)	100,000	250,000
7.750% Senior Notes(2)	350,000	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
GoA Term Loan Facility(1)	150,000	—
Total long-term debt	$3,100,274	$2,800,274
Cash and cash equivalents	91,518	84,972
Total restricted cash(3)	26,226	305
Net debt	$2,982,530	$2,714,997

Availability under the Facility(2)	$150,000	$450,000
Availability under the GoA Term Loan Facility(1)	$100,000	$—
Available borrowings plus cash and cash equivalents	$341,518	$534,972
(1)As of December 31, 2025, the undrawn availability under the GoA Term Loan Facility was $100 million, subject to certain conditions on borrowing. In January 2026, we received net proceeds of $98.5 million from funding the second tranche after deducting fees and other expenses. The net proceeds were used, together with cash on hand, to fund the redemption of the remaining $100.0 million of the 7.125% Senior Notes due 2026.
(2)As of December 31, 2025, the undrawn availability under the Facility was $150.0 million, subject to certain conditions on borrowing. In January 2026, the Company issued $350 million of 11.250% Senior Secured Bonds due in 2031 in the Nordic market. In February 2026, Kosmos used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes due 2027 and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.
(3)When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our debt cover ratio was 2.54x. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025. As of December 31, 2025, our debt cover ratio was 5.49x. Our next financial covenant assessment date is March 31, 2026, after which date we will be required to restrict approximately $50.0 million in cash as required under the terms of the Facility unless otherwise waived by the lenders
Capital Expenditures and Investments
We expect to incur capital costs as we:
•drill additional infill wells in Ghana and the Gulf of America;
•advance development efforts in the Gulf of America and in Mauritania and Senegal; and
•execute facilities integrity activities in Equatorial Guinea.
We have relied on a number of assumptions in budgeting for our future activities. These include the number of wells we plan to drill, our paying interests in our operations including disproportionate payment amounts, the costs involved in developing or participating in the development of a prospect, the timing of third‑party projects, the availability of suitable equipment and qualified personnel and our cash flows from operations. We also evaluate potential corporate and asset acquisition and divestment opportunities, which may impact our budget assumptions. These assumptions are inherently subject to significant business, political, economic, regulatory, health, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate; or one or more of our assumptions proves to be incorrect, or if we choose to expand our acquisition, exploration, appraisal, development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell assets, equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our shareholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.
2026 Capital Program
We estimate we will spend approximately $350 million of capital for the year ending December 31, 2026, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $275 million related to maintenance activities across our Ghana and Gulf of America assets, including infill development drilling and TEN FPSO purchase payments;
•Approximately $60 million related to progressing our development programs in the Gulf of America and in Mauritania and Senegal; and
•Approximately $15 million related to facilities integrity activities in Equatorial Guinea.
The ultimate amount of capital we will spend may fluctuate materially based on market conditions and the success of our exploitation and drilling results among other factors. Our future financial condition and liquidity will be impacted by, among other factors, our level of production of oil, natural gas, and LNG and the prices we receive from the sale of oil, natural gas and LNG, and our ability to effectively hedge future production volumes, the success of our multi-faceted infrastructure-led exploration, appraisal, and development drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, our partners’ alignment with respect to capital plans, and the actual cost of exploitation, exploration, appraisal and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.
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
In September 2025, during the Fall 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion. As of December 31, 2025, borrowings under the Facility totaled $1.2 billion and the undrawn availability under the facility was $150.0 million. In February 2026, the Company used a portion of the net proceeds from the Nordic bond offering to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of December 31, 2025, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. We were in compliance with the financial covenants contained in the Facility, as amended, as of September 30, 2025 (the most recent assessment date). The Facility contains customary cross default provisions.
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
Senior Notes
We have three series of senior notes outstanding, which we collectively refer to as the “Senior Notes.” Our 7.750% Senior Notes have an outstanding balance of $350.0 million as of December 31, 2025 and mature on May 1, 2027. In February 2026, we used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million on December 31, 2025 and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 8.750% Senior Notes have an outstanding balance of $500.0 million on December 31, 2025 and mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
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
GoA Term Loan Facility
On September 24, 2025, the Company entered into a senior secured term loan credit agreement secured by first priority liens on all the Company’s Gulf of America assets (as defined in the GoA Term Loan credit agreement). The GoA Term Loan Facility is a four-year term loan structured in two tranches, with the first tranche an aggregate principal amount of $150.0 million, which was funded in October 2025, and a second tranche of an additional $100.0 million, which was funded in January 2026. The net proceeds were used, together with cash on hand, to fund the redemption of the $250.0 million in aggregate, of the 7.125% Senior Notes due 2026.
Interest on outstanding loans under the GoA Term Loan Facility is payable quarterly in arrears at a rate per annum equal to 3.75% plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published. The GoA Term Loan Facility is now fully drawn and matures in 2029, with principal payments beginning June 30, 2026.
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
GTA Nordic Bonds
In January 2026, we issued one series of senior secured GTA Nordic bonds totaling $350.0 million. Our 11.250% senior secured GTA Nordic bonds mature in January 2031, unless earlier redeemed or repurchased. Interest is payable semi-annually in arrears each July 29 and January 29, commencing July 29, 2026.
The GTA Nordic bonds were issued by Kosmos Energy GTA Holdings, a wholly-owned subsidiary of Kosmos Energy Ltd., and are fully and unconditionally guaranteed by the Company, as well as the Company’s wholly-owned subsidiaries, Kosmos Energy Tortue Finance, Kosmos Energy Senegal, Kosmos Energy Investments Senegal Limited and Kosmos Energy Mauritania. The GTA Nordic bonds are also guaranteed on an unsecured basis by certain of the Company’s subsidiaries that also guarantee the Company’s existing senior unsecured notes.

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

	Years Ending December 31,							Asset (Liability) Fair Value at December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	2025
	(In thousands, except percentages)
Fixed rate debt:
7.125% Senior Notes(5)	$100,000	$—	$—	$—	$—	$—	$100,000	$99,303
7.750% Senior Notes(6)	—	350,000	—	—	—	—	350,000	321,394
7.500% Senior Notes	—	—	400,274	—	—	—	400,274	270,125
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	283,575
3.125% Convertible Senior Notes	—	—	—	—	400,000	—	400,000	172,704
Variable rate debt:
Weighted average interest rate	8.15%	8.24%	8.91%	9.34%	—%	—%
Facility(1)(6)	$—	$320,449	$385,508	$494,043	$—	$—	$1,200,000	1,200,000
GoA Term Loan Facility(5)	32,143	42,857	42,857	32,143	—	—	150,000	150,000
Total principal debt repayments	$132,143	$713,306	$828,639	$526,186	$400,000	$500,000	$3,100,274
Interest & commitment fees on long-term debt	229,905	203,158	140,351	87,655	50,000	43,750	754,819
Operating leases(2)	3,923	3,956	3,744	3,176	—	—	14,799
Purchase obligations(3)	18,702	—	—	—	—	—	18,702
Decommissioning trust funds(4)	11,598	8,284	8,284	8,284	8,284	77,865	122,599
Firm transportation commitments	4,180	2,363	—	—	—	—	6,543
______________________________________
(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of December 31, 2025. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
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
(4)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $122.6 million as of December 31, 2025, net to Kosmos, which will be funded annually by Kosmos over an estimated fifteen year period based on the expiration date of the WCTP and DT Petroleum Agreements, which has now been extended to 2040. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.
(5)In January 2026, we used net proceeds of $98.5 million from the funding of the second tranche of the GoA Term Loan Facility, together with cash on hand, to fund the redemption of the remaining $100.0 million of the 7.125% Senior Notes due 2026.
(6)In January 2026, the Company issued $350.0 million of 11.250% Senior Secured Bonds due 2031 in the Nordic market. In February 2026, Kosmos used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes due 2027 and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.

As of December 31, 2025, we have a commitment to drill one development well in Equatorial Guinea. As part of the license extensions of WCTP and DT Petroleum Agreements in Ghana, we have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development.

Once the Tortue Phase 1 SPA Commercial Operations Date was achieved in February 2026, we have a commitment to our buyer under the Tortue Phase 1 SPA, BP Gas Marketing Limited, to deliver our proportionate share of a minimum annual contract quantity of LNG of 127,951,000 MMBtu, which is equivalent to approximately 2.45 million tonnes per annum, subject to certain downward adjustments by the sellers. Under certain circumstances, in the event the annual quantities provided are lower than the minimum annual contract quantity, Kosmos may be obligated to credit or pay a portion of the Contract Price to BP Gas Marketing Limited for the shortfall volumes.
In February 2026, the TEN partnership executed the final Sale and Purchase Agreement to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. We have a commitment to Tullow for our proportionate share of the gross purchase price.
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
Revenue Recognition. We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2025 and 2024, we had no oil and gas imbalances recorded in our consolidated financial statements.
Our oil and gas revenues are recognized when hydrocarbons have been sold to a purchaser at a fixed or determinable price, title has transferred and collection is probable. Certain revenues are based on contracts with provisional pricing and quantity optionality which contain a derivative that is separated from the host contract for accounting purposes. The host contract is the receivable from sales at the spot price on the date of sale. The derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month after the sale.
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
Income Taxes. We account for income taxes as required by the ASC 740—Income Taxes (“ASC 740”). We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal, state and international tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of changes in tax laws or tax rates, tax credits, and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in no benefit for the deferred tax amounts. As of December 31, 2025 and 2024, we have a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. If our estimates and judgments regarding our ability to realize our deferred tax assets change, the benefits associated with those deferred tax assets may increase or decrease in the period our estimates and judgments change. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the year ended December 31, 2025:

	Derivative Contracts Assets (Liabilities)
	Commodities	Interest Rates	Total
	(In thousands)
Fair value of contracts outstanding as of December 31, 2024	$9,468	$2,202	$11,670
Changes in contract fair value	44,171	837	45,008
Contract maturities	(3,142)	(3,039)	(6,181)
Fair value of contracts outstanding as of December 31, 2025	$50,497	$—	$50,497

Commodity Price Risk
The Company’s revenues, earnings, cash flows, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent and Heavy Louisiana Sweet. Oil prices during 2025 ranged between $60.20 and $83.06 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during 2025.

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
Commodity Price Sensitivity
The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of December 31, 2025. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling	Asset (Liability) Fair Value at December 31, 2025(1)
2026:
Jan - Jun	Two-way collars	Dated Brent	1,000	$1.55	$—	$—	$60.00	$74.75	$1,002
Jan - Dec	Three-way collars	Dated Brent	2,000	—	—	50.00	60.00	75.51	4,084
Jan - Jun	Swaps(1)	Dated Brent	1,000	—	72.90	—	—	80.00	12,006
Jan - Dec	Swaps(1)	Dated Brent	1,000	—	72.46	—	—	80.00	11,352
Jan - Dec	Swaps(1)	Dated Brent	2,000	—	69.70	55.00	—	—	13,347
Jan - Dec	Swaps(1)	NYMEX WTI	1,500	—	64.83	50.00	—	—	8,706
______________________________________
(1)Includes call option contracts sold to counterparties to enhance Swaps.

In January 2026, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2027 through December 2027 with a weighted average sold put price of $47.50 per barrel, a floor price of $60.00 per barrel and a ceiling price of $75.00 per barrel.
At December 31, 2025, our open commodity derivative instruments were in a net asset position of $50.5 million. As of December 31, 2025, a hypothetical 10% price increase in the commodity futures price curves would decrease future pre‑tax earnings by approximately $36.7 million. Similarly, a hypothetical 10% price decrease would increase future pre‑tax earnings by approximately $36.2 million.

Interest Rate Sensitivity
Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoA Term Loan Facility as of December 31, 2025 totaled $1.35 billion. The weighted average interest rate on this indebtedness was approximately 7.7%, and is subject to variable interest rates, which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10% at this level of floating rate debt, we would pay an estimated additional $4.9 million of interest expense per year on the Facility and GoA Term Loan Facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the Tortue FPSO arrangement.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kosmos Energy Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion of Oil and gas properties, net and impairment of long-lived assets
Description of the Matter
At December 31, 2025, the net book value of the Company’s oil and gas properties, net was $3.7 billion, and depletion expense and impairment of long-lived assets were $517.1 million and $177.6 million, respectively for the year then ended. As described in Note 2, the Company follows the successful efforts method of accounting for its oil and gas properties. Proved properties and support equipment and facilities are depleted using the unit-of-production method based on estimated proved oil and gas reserves. The Company reviews their long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For long-lived assets whereby the carrying value exceeds the estimated future undiscounted cash flows, the carrying amount is reduced to fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of future production, among others.

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

The Company’s depletion expense and impairment of long-lived asset calculations include (i) subjective judgments by the Company’s independent petroleum engineering consultants when developing the estimates of proved oil and gas reserve volumes, and(ii) a high degree of auditor judgment in performing procedures and evaluating audit evidence related to the methods and assumptions used by the Company’s independent petroleum engineering consultants in developing the estimates of proved oil and gas reserve volumes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risk of material misstatement relating to depletion expense and impairment of long-lived assets. This included internal controls over the completeness and accuracy of the historical production volumes provided to the independent petroleum engineering consultants for use in estimating the proved oil and gas reserves.

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
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kosmos Energy Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Kosmos Energy Ltd.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kosmos Energy Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
March 2, 2026

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$91,518	$84,972
Receivables	103,472	164,959
Inventories	172,640	170,871
Prepaid expenses and other	12,428	16,414
Derivatives	47,816	8,916
Total current assets	427,874	446,132

Property and equipment, net	3,733,784	4,444,221

Other assets:
Restricted cash	26,226	305
Long-term receivables	458,793	385,463
Deferred tax assets	3,946	4,717
Derivatives	2,681	512
Other	43,322	27,638
Total assets	$4,696,626	$5,308,988

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$202,555	$349,994
Accrued liabilities	237,609	244,954
Current maturities of long-term debt	132,143	—
Total current liabilities	572,307	594,948

Long-term liabilities:
Long-term debt, net	2,920,616	2,744,712
Asset retirement obligations	327,016	406,886
Deferred tax liabilities	305,924	313,433
Other long-term liabilities	42,173	48,585
Total long-term liabilities	3,595,729	3,513,616

Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 522,590,223 and 516,158,749 issued at December 31, 2025 and December 31, 2024, respectively	5,226	5,162
Additional paid-in capital	2,542,627	2,514,739
Accumulated deficit	(1,782,256)	(1,082,470)
Treasury stock, at cost, 44,263,269 shares at December 31, 2025 and December 31, 2024, respectively	(237,007)	(237,007)
Total stockholders’ equity	528,590	1,200,424
Total liabilities and stockholders’ equity	$4,696,626	$5,308,988
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues and other income:
Oil and gas revenue	$1,288,352	$1,675,358	$1,701,608
Gain on sale of assets	2,200	—	—
Other income, net	1,098	204	(73)

Total revenues and other income	1,291,650	1,675,562	1,701,535

Costs and expenses:
Oil and gas production	708,902	530,514	390,097
Exploration expenses	223,616	119,907	42,278
General and administrative	76,120	100,155	99,532
Depletion, depreciation and amortization	556,774	456,774	444,927
Impairment of long-lived assets	177,563	—	222,278
Interest and other financing costs, net	223,430	88,598	95,904
Derivatives, net	(53,665)	12,099	11,128
Other expenses, net	13,491	17,703	23,656

Total costs and expenses	1,926,231	1,325,750	1,329,800

Income (loss) before income taxes	(634,581)	349,812	371,735
Income tax expense	65,205	159,961	158,215

Net income (loss)	$(699,786)	$189,851	$213,520

Net income (loss) per share:
Basic	$(1.47)	$0.40	$0.46
Diluted	$(1.47)	$0.40	$0.44

Weighted average number of shares used to compute net income (loss) per share:
Basic	477,591	470,844	459,641
Diluted	477,591	476,691	481,070

See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2022	500,161	$5,002	$2,505,694	$(1,485,841)	$(237,007)	$787,848
Dividends	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	42,780	—	—	42,780
Restricted stock units	4,232	42	(42)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(11,810)	—	—	(11,810)
Net income	—	—	—	213,520	—	213,520
Balance as of December 31, 2023	504,393	5,044	2,536,621	(1,272,321)	(237,007)	1,032,337
Capped call transactions	—	—	(49,800)	—	—	(49,800)
Equity-based compensation	—	—	37,957	—	—	37,957
Restricted stock units	11,766	118	(118)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(9,921)	—	—	(9,921)
Net income	—	—	—	189,851	—	189,851
Balance as of December 31, 2024	516,159	5,162	2,514,739	(1,082,470)	(237,007)	1,200,424
Equity-based compensation	—	—	27,953	—	—	27,953
Restricted stock units	6,431	64	(64)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net loss	—	—	—	(699,786)	—	(699,786)
Balance as of December 31, 2025	522,590	$5,226	$2,542,627	$(1,782,256)	$(237,007)	$528,590
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(699,786)	$189,851	$213,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	564,660	465,483	454,848
Deferred income taxes	(6,738)	(52,174)	(107,560)
Unsuccessful well costs and leasehold impairments	202,492	74,489	2,208
Impairment of long-lived assets	177,563	—	222,278
Change in fair value of derivatives	(45,008)	14,747	28,349
Cash settlements on derivatives, net (including $10.4 million and $(12.5) million and $(16.4) million on commodity hedges during 2025, 2024, and 2023)	6,181	(19,652)	(32,426)
Equity-based compensation	27,953	37,951	42,693
Gain on sale of assets	(2,200)	—	—
Debt modifications and extinguishments	195	25,173	1,503
Other	(21,881)	(13,735)	5,709
Changes in assets and liabilities:
(Increase) decrease in receivables	92,173	(63,331)	(16,223)
(Increase) decrease in inventories and prepaid expenses	(6,590)	4,988	(45,667)
Increase (decrease) in accounts payable and accrued liabilities	(155,002)	14,459	(4,062)
Net cash provided by operating activities	134,012	678,249	765,170

Investing activities
Oil and gas assets	(314,408)	(933,659)	(932,603)
Notes receivable and other investing activities	(86,791)	(32,397)	(62,247)
Net cash used in investing activities	(401,199)	(966,056)	(994,850)

Financing activities
Borrowings under long-term debt	675,000	325,000	300,000
Payments on long-term debt	(225,000)	(350,000)	(145,000)
Net proceeds from issuance of senior notes	—	885,285	—
Repurchase and redemption of senior notes	(150,000)	(499,515)	—
Purchase of capped call transactions	—	(49,800)	—
Dividends	—	—	(166)
Other financing costs	(346)	(36,647)	(13,214)
Net cash provided by financing activities	299,654	274,323	141,620

Net increase (decrease) in cash, cash equivalents and restricted cash	32,467	(13,484)	(88,060)
Cash, cash equivalents and restricted cash at beginning of period	85,277	98,761	186,821
Cash, cash equivalents and restricted cash at end of period	$117,744	$85,277	$98,761

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
Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Equatorial Guinea, Mauritania, Senegal, and the Gulf of America. Additionally, in the proven basins where we operate we are advancing high-quality development opportunities, which have come from our exploration success. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.
Kosmos is engaged in a single line of business, which is the exploration, development, and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are related to operations in four geographic areas: Ghana, Equatorial Guinea, Mauritania|Senegal and the Gulf of America.
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

Cash, Cash Equivalents and Restricted Cash

	December 31,
	2025	2024	2023
	(In thousands)
Cash and cash equivalents	$91,518	$84,972	$95,345
Restricted cash - long-term	26,226	305	3,416
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$117,744	$85,277	$98,761
Cash and cash equivalents includes demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. Long-term restricted cash primarily represents cash and cash equivalents collateralized, in accounts held by us, as required to support existing performance obligations in the GoA. When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our debt cover ratio was 2.54x. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025. As of December 31, 2025, our debt cover ratio was 5.49x. Our next financial covenant assessment date is March 31, 2026, after which date we will be required to restrict approximately $50.0 million in cash as required under the terms of the Facility unless otherwise waived by the lenders.
Receivables
Our receivables consist of joint interest billings, oil and gas sales, related party and other receivables. Receivables from joint interest owners are stated at amounts due, net of any allowances for doubtful accounts. As required by ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", we determine our allowance based on historical experience, current conditions and reasonable and supportable forecasts by considering the length of time past due, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things. We had an allowance for doubtful accounts of $17.2 million and $13.6 million in current joint interest billings receivables as of December 31, 2025 and 2024, respectively.
Inventories
Inventories consisted of $144.9 million and $167.5 million of materials and supplies and $27.7 million and $3.4 million of hydrocarbons as of December 31, 2025 and 2024, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value. We recorded write downs of $3.4 million, $1.8 million and $7.4 million during the years ended December 31, 2025, 2024 and 2023 for materials and supplies inventories as Other expenses, net in the consolidated statements of operations and other in the consolidated statements of cash flows.
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
Asset Retirement Obligations
The Company accounts for asset retirement obligations as required by ASC 410 — Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion, depreciation and amortization in the consolidated statement of operations. Estimating the future restoration and removal costs requires management to make estimates and judgments because most of the removal obligations are many years in the future and the regulations in some countries that we operate often have vague descriptions of what constitutes removal. Additionally, asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.
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
Derivative Instruments and Hedging Activities
We utilize oil derivative contracts to mitigate our exposure to commodity price risk associated with our anticipated future oil production. These derivative contracts consist of collars, put options, call options and swaps. We also have used interest rate derivative contracts to mitigate our exposure to interest rate fluctuations related to our long‑term debt. Our derivative financial instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. We do not apply hedge accounting to our derivative contracts. See Note 9 — Derivative Financial Instruments.
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

Revenue Recognition
We recognize revenues on the volumes of hydrocarbons sold to a purchaser. The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves on such property. As of December 31, 2025 and 2024, we had no oil and gas imbalances recorded in our consolidated financial statements.
Our oil and gas revenues are recognized when hydrocarbons have been sold to a purchaser at a fixed or determinable price, title has transferred and collection is probable. Certain revenues are based on contracts with provisional pricing and quantity optionality which contain a derivative that is separated from the host contract for accounting purposes. The host contract is the receivable from sales at the spot price on the date of sale. The derivative, which is not designated as a hedge, is marked to market through oil and gas revenue each period until the final settlement occurs, which generally is limited to the month of or month after the sale.
Oil and gas revenue is composed of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Revenues from contracts with customers:
Ghana	$644,252	$1,052,126	$1,073,917
Equatorial Guinea	162,479	257,961	273,280
Mauritania|Senegal	116,800	—	—
Gulf of America	374,315	370,121	371,632
Total revenues from contracts with customers	1,297,846	1,680,208	1,718,829
Provisional sales contracts	(9,494)	(4,850)	(17,221)
Oil and gas revenue	$1,288,352	$1,675,358	$1,701,608

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
Income Taxes
The Company accounts for income taxes as required by ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
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

Concentration of Credit Risk
Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of international operations. The economic disruption resulting from Russia’s continued war in Ukraine, ongoing instability in the Middle East and Latin America, a potential global recession, inflationary pressures and other varying macroeconomic conditions could materially impact the Company's business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time. For our Gulf of America operations, crude oil and natural gas are transported to customers using third-party pipelines. Customers in our Gulf of America business unit that comprise 10% or more of our total consolidated oil and gas revenue for each of the below three years ended December 31, are shown below.

	Years ended December 31,
	2025	2024	2023
	(Percentage)
Customer
BP Oil Supply	11%	10%	2%
Shell Trading (US) Company	10%	5%	14%
Recent Accounting Standards
Recently Adopted

In November 2023, the FASB issued “ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit of loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and were adopted on a retrospective basis for all prior periods presented in the financial statements. See Note 17 — Business Segment Information.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740).” The amendments focus on income tax disclosures around effective tax rates and cash income taxes paid. The amendments in the ASU are effective for annual periods beginning after December 15, 2024 and were adopted on a retrospective basis for all periods presented in the financial statements. See Note 13 — Income Taxes.
Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in ASU 2024-03 require more detailed disclosures about specified categories of costs and expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this standard on its financial statement disclosures.
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

3. Acquisitions and Divestitures
In October 2025, we submitted a formal notice to the Ministry of Hydrocarbons and Mining Development that we are electing to exit Block S offshore Equatorial Guinea.
On February 24, 2026, we entered into a Share Sale and Purchase Agreement with a subsidiary of Panoro Energy ASA for the sale of all of our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea for upfront cash consideration of $180.0 million, subject to certain adjustments, and future contingent consideration of up to $39.5 million. The transaction has received approval from the Government of Equatorial Guinea and completion only remains subject to CEMAC customary approval. While we expect to close the transaction around the middle of 2026, there can be no assurances that closing will ultimately occur or that it may not be delayed.
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
In November 2023, BP decided not to participate in the future development and exploitation of the Yakaar and Teranga discoveries. In accordance with the provisions of the Contract for Exploration and Production Sharing of Hydrocarbons for the Cayar Offshore Profond Block (the “Contract”) and the related Joint Operating Agreement (the “JOA”), BP has waived its rights in respect of the Yakaar and Teranga discoveries. As provided in the JOA, Kosmos has assumed BP’s participating interest under the Contract and the JOA and has become operator of the Cayar Offshore Profond Block, with customary government approvals having been received effective January 18, 2024. The participating interests in the Cayar Offshore Profond Block are: Kosmos 90% and PETROSEN 10%, with PETROSEN having the right to increase its participating interest after issuance of an exploitation authorization to up to 35%. Kosmos has worked with PETROSEN on potential development concepts for the field, along with identifying a suitable partner. Given we have not been able to attract a suitable partner and agree a commercially attractive development concept with the government of Senegal, we are working with PETROSEN to withdraw from the block.

4. Receivables
Receivables consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Joint interest billings, net	$17,255	$33,120
Oil and gas sales	56,700	89,694
Other current receivables	29,517	42,145
Total receivables	$103,472	$164,959

Long-term receivables	$458,793	$385,463

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.
Long-term receivables
In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil companies’ share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date was achieved in June 2025 following the successful ramp-up to the daily contracted sales volume level under the Tortue Phase 1 SPA, equivalent to approximately 2.45 million tonnes per annum. As of December 31, 2025 and 2024, the principal balance due from the national oil companies was $355.5 million and $280.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. As of December 31, 2025 and 2024, accrued interest on the balance due from the national oil companies was $81.6 million and $56.6 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $25.0 million, $19.3 million and $15.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5. Property and Equipment
Property and equipment is stated at cost and consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Oil and gas properties:
Proved properties	$8,301,679	$8,342,353
Unproved properties	210,161	386,292
Total oil and gas properties	8,511,840	8,728,645
Accumulated depletion	(4,780,826)	(4,288,215)
Oil and gas properties, net	3,731,014	4,440,430

Other property	68,255	66,675
Accumulated depreciation	(65,485)	(62,884)
Other property, net	2,770	3,791

Property and equipment, net	$3,733,784	$4,444,221
We recorded depletion expense of $517.1 million, $419.3 million and $411.6 million and depreciation expense of $2.6 million, $3.7 million and $3.7 million in our consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively. In connection with fair value assessments for oil and gas proved properties, we recorded impairment of long-lived assets in our consolidated statement of operations totaling approximately $177.6 million related to the Winterfell and Marmalard fields in the Gulf of America, zero, and $222.3 million related to the TEN Fields in Ghana during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 10 — Fair Value Instruments.
Additions to our proved properties during the year ended December 31, 2025 primarily related to development costs associated with the first phase of the GTA development in Mauritania and Senegal and infill development in the Jubilee Field in Ghana. Additionally, during the second quarter of 2025, the partnership drilled the Winterfell-4 step out well which was plugged and abandoned in September 2025 by the operator due to challenges during completion operations arising from the collapse of the production casing. As a result, all associated drilling and completion capitalized costs of approximately $58.5 million related to Winterfell-4 have been written off to exploration expense in our consolidated statement of operations for the year ended December 31, 2025. Additionally, the current phase of the Cayar Offshore Profound Block exploration license is set to expire in July 2026. Accordingly, during the year ended December 31, 2025, we wrote off $143.7 million of unproved property costs associated with the Yakaar and Teranga discoveries to exploration expense in our consolidated statement of operations.

Additions to our proved properties during the year ended December 31, 2024 primarily related to continued infill development drilling campaign in the Jubilee Field in Ghana, the Ceiba and Okume infill development drilling campaign in Equatorial Guinea, development costs associated with Phase 1 of the Greater Tortue Ahmeyim project in Mauritania and Senegal, the first phase of the Winterfell development project, and the Odd Job Field subsea pump installation in the Gulf of America offset by the non-cash settlement of the $200.2 million FPSO Contract Liability related to the deferred sale of the Greater Tortue FPSO against FPSO asset costs. Additionally, during the year ended December 31, 2024 we wrote off $37.6 million of capitalized exploratory costs associated with the S-5 exploration well.

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
The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$196,202	$211,959	$145,957
Additions to capitalized exploratory well costs pending the determination of proved reserves	19,132	21,418	66,002
Reclassification due to determination of proved reserves	—	—	—
Capitalized exploratory well costs charged to expense(1)	(142,193)	(37,175)	—
Ending balance	$73,141	$196,202	$211,959
______________________________________
(1)The current phase of the Cayar Offshore Profound Block exploration license is set to expire in July 2026. Accordingly, activity for the year ended December 31, 2025 represents the impairment of exploratory well costs associated with the Yakaar and Teranga discoveries. Activity for the year ended December 31, 2024 represents the impairment of exploratory well costs associated with the Asam discovery in Block S offshore Equatorial Guinea.
The following table provides aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except well counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—	$54,274
Exploratory well costs capitalized for a period of one to five years	73,141	63,552	34,775
Exploratory well costs capitalized for a period of six to ten years	—	132,650	122,910
Ending balance	$73,141	$196,202	$211,959
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	2	2
As of December 31, 2025, the project with exploratory well costs capitalized for more than one year since the completion of drilling is related to the Tiberius discovery located in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.
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

The components of lease cost for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost	$4,276	$3,864	$3,866
Variable lease cost	2,074	1,963	1,766
Short-term lease cost(1)	3,557	12,281	17,464
Total lease cost	$9,907	$18,108	$23,096
__________________________________
(1)Includes $2.5 million, $10.7 million and $16.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, of costs associated with short-term drilling contracts.

Other information related to operating leases at December 31, 2025 and 2024, is as follows:

	December 31,
	2025	2024
	(In thousands, except lease term and discount rate)
Balance sheet classifications
Other assets (right-of-use assets)	$10,059	$12,294
Accrued liabilities (current maturities of leases)	2,777	2,816
Other long-term liabilities (non-current maturities of leases)	9,438	12,745

Weighted average remaining lease term	3.7 years	4.6 years

Weighted average discount rate	10.7%	9.8%

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Operating cash flows for operating leases	$7,339	$7,683	$7,256
Investing cash flows for operating leases(1)	2,528	10,746	16,029
__________________________________
(1)Represents costs associated with short-term drilling contracts.

Future minimum rental commitments under our leases at December 31, 2025, are as follows:

Operating Leases(1)
(In thousands)
2026	$3,923
2027	3,956
2028	3,744
2029	3,176
2030	—
Thereafter	—
Total undiscounted lease payments	$14,799
Less: Imputed interest	(2,584)
Total lease liabilities	$12,215
__________________________________
(1)Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.

8. Debt

	December 31,
	2025	2024
	(In thousands)
Outstanding debt principal balances:
Facility(2)	$1,200,000	$900,000
7.125% Senior Notes(2)	100,000	250,000
7.750% Senior Notes(2)	350,000	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
GoA Term Loan Facility(2)	150,000	—
Total long-term debt	3,100,274	2,800,274
Unamortized deferred financing costs and discounts(1)	(47,515)	(55,562)
Total debt, net	3,052,759	2,744,712
Less: Current maturities of long-term debt	(132,143)	—
Long-term debt, net(2)	$2,920,616	$2,744,712
________________________________________
(1)Includes $24.3 million and $30.4 million of unamortized deferred financing costs related to the Facility, $10.4 million and $14.1 million of unamortized deferred financing costs and discounts related to the Senior Notes, $9.0 million and $11.1 million of unamortized deferred financing costs and discount related to the 3.125% Convertible Senior Notes, and $3.0 million and $0 of unamortized deferred financing costs related to the GoA Term Loan Facility as of December 31, 2025 and December 31, 2024, respectively.
(2)As of December 31, 2025, total long-term debt, net was $2.9 billion. In January 2026, we received net proceeds of $98.5 million from the funding of the second tranche of the GoA Term Loan Facility after deducting fees and expenses. The net proceeds were used, together with cash on hand, to fund the redemption of the remaining $100.0 million of the 7.125% Senior Notes due 2026. In January 2026, the Company also issued $350.0 million of 11.250% Senior Secured Bonds due 2031 in the Nordic market. In February 2026, Kosmos used a portion of the net proceeds from the offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes due 2027 and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.
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

In September 2025, during the Fall 2025 redetermination, the Company’s lending syndicate approved a borrowing base at the full Facility size of $1.35 billion. As of December 31, 2025, borrowings under the Facility totaled $1.2 billion and the undrawn availability under the Facility was $150.0 million. In February 2026, the Company used a portion of the net proceeds from the Nordic bond offering to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.
When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. As of December 31, 2024, our debt cover ratio was 2.54x. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance through 2025. As of December 31, 2025, our debt cover ratio was 5.49x. Our next financial covenant assessment date is March 31, 2026, after which date we will be required to restrict approximately $50.0 million in cash as required under the terms of the Facility unless otherwise waived by the lenders.
If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets held by our subsidiaries. The Facility requires the Company to maintain certain financial covenants including:
•the field life cover ratio (as defined in the glossary), not less than 1.50x; and
•the loan life cover ratio (as defined in the glossary), not less than 1.10x through September 30, 2027 and 1.30x after September 30, 2027; and
•the interest cover ratio (as defined in the glossary), not less than 2.25x; and
•the debt cover ratio (as defined in the glossary), not more than 3.50x.
In July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment made this covenant less restrictive for the two scheduled financial covenant assessment dates in September 2025 and March 2026, up to a maximum of 4.0x and 4.25x respectively, and returned to the originally agreed upon ratio of 3.50x for assessment dates thereafter. In February 2026, we further amended the debt cover ratio calculation through September 2026. This most recent amendment makes the covenant less restrictive for the two scheduled financial covenant assessment dates in March 2026 and September 2026, up to a maximum of 4.5x and 4.25x respectively, and for purposes of the financial covenant assessment date in March 2026, the calculation will be made excluding the Company’s Mauritania and Senegal business unit. The debt cover ratio returns to the originally agreed upon ratio of 3.5x for assessment dates thereafter. The change is intended to align the covenant calculation with recent business operations, lower potential oil prices and the impact of operating costs during the ramp-up of the GTA Phase 1 project on our results of operations.
We were in compliance with the financial covenants above contained in the Facility, as amended, as of September 30, 2025 (the most recent assessment date). The Facility contains customary cross default provisions.
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
The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of December 31, 2025, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.
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
The 7.125% Senior Notes mature on April 4, 2026. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $400.0 million of the 7.125% Senior Notes due 2026 pursuant to the Company’s cash tender offers for portions of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes announced on September 9, 2024. In October 2025, we used the proceeds from funding of the first tranche under the GoA Term Loan Facility, together with cash on hand, to fund the partial redemption of an additional aggregate principal amount of $150.0 million of the 7.125% Senior Notes. In January 2026, we used the proceeds from funding of the second tranche under the GoA Term Loan Facility, together with cash on hand, to complete the redemption of the remaining outstanding balance amount of $100.0 million of the 7.125% Senior Notes.
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
The 7.750% Senior Notes mature on May 1, 2027. Interest is payable in arrears each May 1 and November 1, commencing on May 1, 2022. The 7.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of America assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. The 7.750% Senior Notes contain customary cross default provisions.

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
On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offers for portions of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes announced on September 9, 2024. In February 2026, the Company used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offer announced on January 12, 2026.
7.500% Senior Notes due 2028
In March 2021, the Company issued $450.0 million of 7.500% Senior Notes and received net proceeds of approximately $444.4 million after deducting fees. We used the net proceeds to repay outstanding indebtedness under the Corporate Revolver and the Facility, to pay expenses related to the issuance of the 7.500% Senior Notes and for general corporate purposes.
The 7.500% Senior Notes mature on March 1, 2028. Interest is payable in arrears each March 1 and September 1, commencing on September 1, 2021. The 7.500% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.750% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 7.500% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company's Gulf of America assets, and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.750% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes. On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $49.7 million of the 7.500% Senior Notes pursuant to the Company’s cash tender offers for portions of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes announced on September 9, 2024. The 7.500% Senior Notes contain customary cross default provisions.
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
The 8.750% Senior Notes mature on October 1, 2031. Interest is payable in arrears each April 1 and October 1, commencing on April 1, 2025. The 8.750% Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility). The 8.750% Senior Notes are guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company’s Gulf of America assets and on a subordinated, unsecured basis by certain subsidiaries that borrow under, or guarantee, the Facility and that guarantee the 7.750% Senior Notes, the 7.500% Senior Notes and the 3.125% Convertible Senior Notes. The 8.750% Senior Notes contain customary cross default provisions.
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
The 3.125% Convertible Senior Notes mature on March 15, 2030, unless earlier converted, redeemed or repurchased. Interest is payable in arrears each March 15 and September 15, commencing September 15, 2024. The 3.125% Convertible Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equal in right of payment with all of its existing and future senior indebtedness (including all borrowings under the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, to the extent of the value of the assets securing such indebtedness). The 3.125% Convertible Senior Notes are guaranteed on a senior, unsecured basis by certain of our existing subsidiaries that guarantee on a senior basis the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries. The 3.125% Convertible Senior Notes are guaranteed on a subordinated, unsecured basis by certain or existing subsidiaries that borrow under or guarantee the Facility and guarantee on a subordinated basis the 7.750% Senior Notes, the 7.500% Senior Notes and the 8.750% Senior Notes, and, in certain circumstances, certain of our other existing or future subsidiaries.
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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivative required bifurcation from the host debt contract. As of December 31, 2025, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
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
GoA Term Loan Facility
On September 24, 2025, the Company entered into a senior secured term loan credit agreement secured by first priority liens on all of the Company’s Gulf of America assets (as defined in the Credit Agreement). The GoA Term Loan Facility is a four-year term loan structured in two tranches, with the first tranche a principal amount of $150.0 million, which was funded on October 1, 2025, and a second tranche comprising commitments to lend up to an additional $100.0 million, available for drawing until April 1, 2026. On October 1, 2025, we received net proceeds of $147.2 million from funding of the first tranche after deducting fees and other expenses. On October 6, 2025, the net proceeds were used, together with cash on hand, to fund the redemption of a portion of the 7.125% Senior Notes due 2026 totaling $150.0 million in aggregate. On January 12, 2026, we received net proceeds of $98.5 million from the funding of the second tranche after deducting fees and expenses. On January 13, 2026, the net proceeds were used, together with cash on hand, to complete the redemption of the remaining outstanding balance of $100.0 million of the 7.125% Senior Notes due 2026.
Interest on outstanding loans under the GoA Term Loan Facility is payable quarterly in arrears at a rate per annum equal to 3.75% plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published. The GoA Term Loan Facility is now fully drawn and matures in 2029, with principal payments beginning June 30, 2026.
The GoA Term Loan Facility contains customary affirmative and negative covenants, including the affect our ability to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things. The GoA Term Loan Facility requires the Company to maintain certain financial covenants including:
•the GoA field life coverage ratio (as defined in the glossary), not less than 1.50x; and
•the GoA net leverage ratio (as defined in the glossary), not more than 3.50x and

The GoA Term Loan Facility includes certain representations and warranties, indemnities and events of default that, subject to materiality thresholds and grace periods, arise as a result of a payment of default, failure to comply with covenants, material inaccuracy or representation or warranty, and certain bankruptcy or insolvency proceedings. If there is an event of default, all or any portion of the outstanding indebtedness may be immediately due and payable and other rights may be exercised including against the collateral.
GTA Nordic bonds
In January 2026, the Company issued $350.0 million of 11.250% senior secured bonds due 2031 in the Nordic market (the “GTA Nordic bonds”). In February 2026, Kosmos used a portion of the net proceeds from the offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offer announced on January 12, 2025 and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility, with the remaining proceeds to be used for future retirements of the 7.750% Senior Notes due 2027.
The GTA Nordic bonds mature in January 2031. Interest is payable semi-annually in arrears each July 29 and January 29, commencing on July 29, 2026. The GTA Nordic bonds were issued by Kosmos Energy GTA Holdings, a wholly-owned subsidiary of Kosmos Energy Ltd., and are fully and unconditionally guaranteed by the Company and the Company’s wholly-owned subsidiaries, Kosmos Energy Tortue Finance, Kosmos Energy Senegal, Kosmos Energy Investments Senegal Limited and Kosmos Energy Mauritania. The GTA Nordic bonds are also guaranteed on an unsecured basis by certain of the Company’s subsidiaries that also guarantee the Company’s existing senior unsecured notes.
At any time prior to July 29, 2028, the Company may, on any one or more occasions, redeem all or part of the GTA Nordic bonds at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a “make-whole” premium. On and after July 29, 2028, the Company may redeem all or part of the GTA Nordic bonds at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, on the notes redeemed:

Year	Percentage
July 29, 2028 to, but not including, July 29, 2029	105.625%
July 29, 2029 to, but not including, January 29, 2030	103.375%
January 29, 2030 and thereafter	100.000%
If the Company’s shares are no longer listed on the New York Stock Exchange or upon the occurrence of a change of control event, as defined in the Bond Terms for the GTA Nordic bonds, each Nordic bondholder shall have a right to require that the Company repurchase all or some of the GTA Nordic bonds held by that Nordic bondholder (a “Put Option”) at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. If more than 90% of the outstanding GTA Nordic bonds have been repurchased as a result of the exercise of the Put Option, the Company will be entitled to repurchase all the remaining GTA Nordic bonds at a price equal to 101% of the principal amount.
The Bond Terms governing the GTA Nordic bonds restrict the ability of Kosmos Energy GTA Holdings, Kosmos Energy Tortue Finance, Kosmos Energy Senegal, Kosmos Energy Investments Senegal Limited and Kosmos Energy Mauritania to, among other things: incur or guarantee additional indebtedness, create liens, sell assets, enter into transactions with affiliates, or effect certain consolidations, mergers or amalgamations.
The Bond Terms governing the GTA Nordic bonds also require Kosmos Energy GTA Holdings to maintain certain financial covenants including:
•Minimum Liquidity (as defined in the Bond Terms) of not less than $17.5 million or 5% of the outstanding GTA Nordic bonds, whichever is greater; and
•an Asset Coverage Ratio (as defined in the Bond Terms) of at least 1.25x.
Principal Debt Repayments

At December 31, 2025, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2026(2)	2027(2)	2028	2029	2030	Thereafter
	(In thousands)
Principal debt repayments(1)	$3,100,274	$132,143	$713,306	$828,639	$526,186	$400,000	$500,000
_______________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of December 31, 2025 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)In January 2026, we used net proceeds of $98.5 million from the funding of the second tranche of the GoA Term Loan Facility, together with cash on hand, to fund the redemption of the remaining $100.0 million of the 7.125% Senior Notes due 2026. In January 2026, the Company also issued $350.0 million of 11.250% Senior Secured Bonds due 2031 in the Nordic market. In February 2026, Kosmos used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $182.5 million of the 7.750% Senior Notes due 2027and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.
Interest and other financing costs, net
Interest and other financing costs, net incurred during the period comprised of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Interest expense	$229,322	$214,440	$207,629
Amortization—deferred financing costs	7,886	8,709	9,921
Debt modifications and extinguishments	195	25,173	1,503
Capitalized interest	(16,492)	(168,715)	(138,738)
Deferred interest	(214)	(281)	3,183
Interest income	(30,613)	(24,129)	(19,456)
Other, net	33,346	33,401	31,862
Interest and other financing costs, net	$223,430	$88,598	$95,904
Cash payments for interest totaled $223.5 million, $194.8 million and $213.4 million for the years ended December 31, 2025, 2024 and 2023. Capitalized interest for the years ended December 31, 2025, 2024 and 2023 was $16.5 million, $168.7 million and $138.7 million, respectively. The decrease in capitalized interest during the year ended December 31, 2025 compared to 2024 is primarily due to the achievement of first gas production on the GTA Phase 1 project on December 31, 2024, after which we no longer capitalize interest on the project.
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
Oil Derivative Contracts
The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of December 31, 2025. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
Term	Type of Contract	Index	MBbl	Net Deferred Premium Payable/(Receivable)	Swap	Sold Put	Floor	Ceiling
2026:
Jan - Jun	Two-way collars	Dated Brent	1,000	$1.55	$—	$—	$60.00	$74.75
Jan - Dec	Three-way collars	Dated Brent	2,000	—	—	50.00	60.00	75.51
Jan - Jun	Swaps(1)	Dated Brent	1,000	—	72.90	—	—	80.00
Jan - Dec	Swaps(1)	Dated Brent	1,000	—	72.46	—	—	80.00
Jan - Dec	Swaps(1)	Dated Brent	2,000	—	69.70	55.00	—	—
Jan - Dec	Swaps(1)	NYMEX WTI	1,500	—	64.83	50.00	—	—
______________________________________
(1)Includes call option contracts sold to counterparties to enhance Swaps.
In January 2026, we entered into Dated Brent three-way collar contracts for 2.0 MMBbl from January 2027 through December 2027 with a weighted average sold put price of $47.50 per barrel, a floor price of $60.00 per barrel and a ceiling price of $75.00 per barrel.

The following tables disclose the Company’s derivative instruments as of December 31, 2025 and 2024 and gain/(loss) from derivatives during the years ended December 31, 2025, 2024 and 2023.

		Estimated Fair Value Asset (Liability)
		December 31,
Type of Contract	Balance Sheet Location	2025	2024
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$47,816	$6,714
Provisional sales contracts	Receivables: Oil and gas sales	—	2,242
Interest rate	Derivatives assets—current	—	2,202
Commodity	Derivatives assets—long-term	2,681	512
Total derivatives not designated as hedging instruments		$50,497	$11,670

		Amount of Gain/(Loss)
		Years Ended December 31,
Type of Contract	Location of Gain/(Loss)	2025	2024	2023
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional sales contracts	Oil and gas revenue	$(9,494)	$(4,850)	$(17,221)
Commodity	Derivatives, net	53,665	(12,099)	(11,128)
Interest rate	Interest expense	837	2,202	—
Total derivatives not designated as hedging instruments		$45,008	$(14,747)	$(28,349)

Offsetting of Derivative Assets and Derivative Liabilities
Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of December 31, 2025 and 2024, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
December 31, 2025
Assets:
Commodity derivatives	$—	$50,497	$—	$50,497
Decommissioning trust fund:
Debt securities	—	23,707	—	23,707
Total	$—	$74,204	$—	$74,204
December 31, 2024
Assets:
Commodity derivatives	$—	$7,226	$—	$7,226
Provisional sales contracts	—	2,242	—	2,242
Interest rate derivatives	—	2,202	—	2,202
Decommissioning trust fund:
Debt securities	—	10,653	—	10,653
Total	$—	$22,323	$—	$22,323
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

Commodity Derivatives
Our commodity derivatives represent crude oil collars, put options, call options and swaps for notional barrels of oil at fixed Dated Brent or NYMEX WTI oil prices. The values attributable to our oil derivatives are based on (i) the contracted notional volumes, (ii) independent active futures price quotes for the respective index, (iii) a credit‑adjusted yield curve applicable to each counterparty by reference to the credit default swap (“CDS”) market and (iv) an independently sourced estimate of volatility for the respective index. The volatility estimate was provided by certain independent brokers who are active in buying and selling oil options and was corroborated by market‑quoted volatility factors. The deferred premium is included in the fair market value of the commodity derivatives. See Note 9—Derivative Financial Instruments for additional information regarding the Company’s derivative instruments.
Provisional Sales Contracts
The value attributable to provisional sales contracts derivative is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for the respective index over the term of the pricing period designated in the sales contract and the spot price on the lifting date.
Interest Rate Derivatives
Our interest rate derivatives in 2024 consisted of interest rate swaps, whereby the Company pays a fixed rate of interest and the counterparty pays a variable SOFR-based rate. The values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) SOFR yield curves provided by independent third parties and corroborated with forward active market-quoted SOFR yield curves and (iii) a credit-adjusted yield curve as applicable to each counterparty by reference to the CDS market.
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
As of December 31, 2025, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at their fair market value as other long-term assets in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at December 31, 2025. Contributions made to the decommissioning trust are reported as investing activities in our consolidated statement of cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. For the years ended December 31, 2025 and 2024, we contributed $11.5 million and $11.5 million to the decommissioning trust fund, respectively.
The following table summarizes the cost and fair value, purchases, proceeds from the sales and maturities, and the unrealized gains (losses) for Kosmos’ portion of the investments in debt securities held by the decommissioning trust at December 31, 2025 and 2024:

		Years Ended
Type of Security	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)
2025
Debt securities	$12,857	$—	$197
Cash and cash equivalents	—	(749)	—
Other(1)	—	171	—
Total	$12,857	$(578)	$197
2024
Debt securities	$10,708	$—	$(55)
Cash and cash equivalents	—	752	—
Other(1)	—	101	—
Total	$10,708	$853	$(55)
(1)Represents net receivables relating to interest.
The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$23,565	$23,707	$10,708	$10,653
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$23,565	$23,707	$10,708	$10,653
Debt
The following table presents the carrying values and fair values at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$99,942	$99,303	$249,315	$246,565
7.750% Senior Notes	348,757	321,394	347,910	339,927
7.500% Senior Notes	398,426	270,125	397,672	379,404
8.750% Senior Notes	495,564	283,575	494,997	470,965
3.125% Convertible Senior Notes	393,097	172,704	391,603	332,792
GoA Term Loan Facility	150,000	150,000	—	—
Facility	1,200,000	1,200,000	900,000	900,000
Total	$3,085,786	$2,497,101	$2,781,497	$2,669,653

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

As a result of negative proved oil and gas reserve revisions at the Winterfell and Marmalard fields in the Gulf of America, primarily driven by a change in the planned development work scope for the fields, we reviewed the Winterfell and Marmalard long-lived assets for impairment at December 31, 2025, which resulted in impairment of long lived assets in our consolidated statement operations of approximately $177.6 million for the year ended December 31, 2025, reducing the carrying value of the proved properties to their estimated fair value of $64.4 million as of December 31, 2025. As part of our impairment analysis, the average per barrel WTI price of third-party industry forecasts used for purposes of determining discounted future cash flows was in the mid-$60s adjusted for inflation. The expected future cash flows were discounted using a rate of approximately ten percent which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.
No impairment of proved oil and gas properties was recognized for the year ended December 31, 2024.

As a result of negative proved oil and gas reserve revisions at TEN, primarily driven by a change in the partnership’s development work scope for the TEN Fields and well performance, we reviewed our TEN long-lived assets for impairment at December 31, 2023, which resulted impairment charges of $222.3 million for the year ended December 31, 2023. The impairment charges resulted in a full impairment of the remaining book value of TEN reducing the carrying value of the TEN Fields to zero. As part of our impairment analysis, the average per barrel Dated Brent price of third-party industry forecasts used for purposes of determining discounted future cash flows was in the low-$80s adjusted for inflation. The expected future cash flows were discounted using a rate of approximately ten percent which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.
These impairment charges are included in Impairments of long-lived assets on the consolidated statement of operations. If we experience material declines in oil pricing expectations, increases in our estimated future expenditures or a decrease in our estimated production profile, our long-lived assets could be at risk of additional impairment.

11. Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations:

	December 31,
	2025	2024
	(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$407,011	$346,786
Liabilities incurred during period	1,732	23,104
Liabilities settled during period	(3,803)	(1,675)
Revisions in estimated retirement obligations	(104,506)	4,953
Accretion expense	37,063	33,843
Ending asset retirement obligations	$337,497	$407,011

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

The liabilities incurred during 2025 are related to the infill drilling programs in the Jubilee Field in Ghana and the Winterfell development in the Gulf of America. The revisions in estimated retirement obligations during 2025 are primarily related to the change in estimated timing as a result of the license extensions of the WCTP and DT Petroleum Agreements in Ghana. The Ghana partnership received approval from the Government of Ghana in December 2025 for license extensions. Accordingly, the WCTP and DT licenses have been extended to 2040. The revisions in estimated retirement obligations during 2025 are also related to changes in the estimated timing, scopes of work and costs. The revision in estimated retirement obligations during 2024 are related to changes in the estimated timing, scopes of work and costs. The liabilities incurred during 2024 are related to the infill drilling programs in the Jubilee Field in Ghana and the Ceiba and Okume Complex in Equatorial Guinea, the Winterfell development in the Gulf of America and the Greater Tortue Ahmeyim Phase 1 development project in Mauritania and Senegal.

12. Equity‑based Compensation
Restricted Stock Awards and Restricted Stock Units
Our Long-Term Incentive Plan (“LTIP”) provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, among other award types. In June 2023, the Company’s stockholders approved the Amended and Restated Kosmos Energy Ltd. LTIP, which authorized an additional 17.0 million shares of common stock available for issuance under the LTIP. The LTIP as amended provides for the issuance of 78.5 million shares pursuant to awards under the LTIP. As of December 31, 2025, the Company had approximately 4.3 million shares that remain available for issuance under the LTIP.
The Company granted restricted stock units with service vesting criteria and with a combination of market and service vesting criteria under the LTIP. Substantially, all of these awards vest over a three year period. Upon vesting, restricted stock units become issued and outstanding stock.
The following table reflects the outstanding restricted stock units as of December 31, 2025:

	Service Vesting Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Market / Service Vesting Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2022:	4,916	$4.18	12,041	$5.61
Granted(1)	2,809	7.61	3,482	12.26
Forfeited(1)	(240)	5.65	(203)	8.17
Vested	(2,775)	3.86	(2,950)	8.22
Outstanding at December 31, 2023:	4,710	5.77	12,370	6.59
Granted(1)	4,481	6.22	6,232	8.58
Forfeited(1)	(386)	6.31	(485)	9.57
Vested	(4,052)	3.02	(9,351)	3.91
Outstanding at December 31, 2024:	4,753	6.36	8,766	9.07
Granted(1)	3,210	3.23	3,945	4.93
Forfeited(1)	(492)	5.46	(572)	7.88
Vested	(2,398)	6.07	(4,034)	6.97
Outstanding at December 31, 2025:	5,073	4.59	8,105	8.42
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
As of December 31, 2025, total equity‑based compensation to be recognized on unvested restricted stock units is $18.0 million over a weighted average period of 1.6 years.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.06 to $13.06 per award. The Monte Carlo simulation model utilizes multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 50.0% to 105.0%. The risk‑free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant ranged from 0.2% to 4.2%. The expected quarterly dividends ranged from $0.00 to $0.05 commensurate with our current dividend experience.
In January 2026, we granted 2.4 million service vesting restricted stock units and 6.0 million market and service vesting restricted stock units to our employees under our long-term incentive plan. We expect to recognize approximately $14.7 million of non-cash compensation expense related to these grants over the next three years.
We record equity-based compensation expense in General and administrative expenses in our consolidated statement of operations equal to the grant date fair value of share‑based payments over the vesting periods of the LTIP awards. The following table summarizes certain information related to our share-based payments:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Share-based compensation expense	$27,953	$37,951	$42,693
Total tax benefit	5,113	6,184	7,482
Net tax shortfall (windfall)	3,459	(9,562)	(3,201)
Fair value of awards vested	19,918	82,317	45,098

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
During the year ended December 31, 2025, our net deferred tax liability decreased by approximately $6.7 million primarily as a result of a proved property impairment charge of $177.6 million during the year ended December 31, 2025 as a result of negative proved oil and gas reserves revisions in certain of our Gulf of America fields, including Winterfell, partially offset by timing of reversal of temporary differences. During the year ended December 31, 2024, our net deferred tax liability decreased by approximately $52.1 million primarily as a result of a tax change in Equatorial Guinea (discussed below) and the timing reversal of temporary differences. During the year ended December 31, 2023, our net deferred tax liability decreased by approximately $107.6 million primarily as a result of a $222.3 million impairment related to the TEN Field, which resulted in a reduction in our deferred tax liability of approximately $77.8 million, and a $29.8 million decrease in our deferred tax liability primarily related to the timing of the reversal of temporary differences.
Income (loss) before income taxes is composed of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
United States	$(398,281)	$(162,243)	$(88,458)
Foreign	(236,300)	512,055	460,193
Income (loss) before income taxes	$(634,581)	$349,812	$371,735

The components of the provision for income taxes attributable to our income (loss) before income taxes consist of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
United States	$(6)	$(1,074)	$865
Foreign	71,949	213,209	264,910
Total current	71,943	212,135	265,775
Deferred:
United States	(6,236)	2,933	551
Foreign	(502)	(55,107)	(108,111)
Total deferred	(6,738)	(52,174)	(107,560)
Income tax expense	$65,205	$159,961	$158,215

Our reconciliation of income tax expense (benefit) computed by applying our statutory rate and the reported effective tax rate on income or (loss) from continuing operations is as follows. The reconciliation has been prepared in accordance with the disclosure requirements of ASU 2023-09, Income Taxes” Improvements to income tax disclosures, which the Company has adopted retrospectively for all periods presented.

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Profit before taxes	$(634,581)		$349,812		$371,735
United States federal tax rate	21%		21%		21%
Tax at United States federal tax	(133,262)	21%	73,461	21%	78,064	21%
State and local income tax(1)	68	—%	137	—%	959	—%
Ghana
Foreign operations taxed at a different rate	34,135	(5%)	84,078	24%	49,655	13%
Other	24	—%	(366)	—%	(1,433)	—%
Uncertain Tax Positions	(538)	—%	(7,963)	(2)%	—	—%
Equatorial Guinea
Foreign operations taxed at a different rate	(2,495)	—%	(547)	—%	12,545	3%
Change in valuation allowance:	3,812	(1%)	1,793	1%	4,094	1%
Other	(79)	—%	373	—%	199	—%
Change in statutory tax rate	—	—%	(42,017)	(12)%	—	—%
Mauritania
Foreign operations taxed at a different rate	(5,632)	1%	(3,470)	(1%)	(940)	—%
Change in Valuation Allowance	17,321	(3%)	15,402	4%	4,023	1%
Other	8,025	(1%)	214	—%	209	—%
Senegal
Foreign operations taxed at a different rate	(11,453)	2%	(6,279)	(2%)	(1,433)	—%
Change in Valuation Allowance	39,317	(5%)	20,658	6%	5,318	1%
Other	3,169	—%	2,636	1%	—	—%
Cayman Islands
Foreign operations taxed at a different rate	36,765	(6%)	(11,091)	(3%)	(11,197)	(3%)
Other	(2,354)	—%	(862)	—%	—	—%
Other Foreign Jurisdictions
Foreign operations taxed at a different rate	(47)	—%	(152)	—%	(85)	—%
Change in Valuation Allowance	399	—%	1,197	—%	903	—%
Other	710	—%	(3,107)	(1)%	(1,697)	—%
Non-deductible and other items:
Share-Based Compensation	3,916	(1%)	(1,060)	—%	2,465	1%
Other	152	—%	(372)	—%	1,732	—%
Effects of cross-border tax laws:
Foreign-derived intangible income	—	—%	—	—%	(424)	—%
Subpart F	—	—%	4,170	1%	3,328	1%
Tax Credits	—	—%	—	—%	(157)	—%
Change in valuation allowance:	73,250	(12%)	33,128	9%	12,089	3%
Total tax expense	$65,205	(10)%	$159,961	46%	$158,215	43%
______________________________________

(1) For years ended December 2025, 2024, and 2023 the majority of state taxes are made up of Texas & Louisiana.

The effective tax rate for the United States is approximately 2%, (1%) and (2)% for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate in the United States is impacted by the effect of non-deductible expenditures and equity-based compensation tax shortfalls and tax windfalls equal to the difference between the income tax benefit recognized for financial statement reporting purposes compared to the income tax benefit realized for tax return purposes. For the years ended December 31, 2025, 2024 and 2023, our effective tax rate in the United States is impacted by increases/(decreases) in valuation allowances on a portion of our deferred tax assets totaling $73.3 million, $33.1 million and $12.1 million, respectively.
The effective tax rate for Ghana is approximately 35%, 35% and 36% for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate in Ghana is impacted by non-deductible expenditures.
The effective tax rate for our producing entity in Equatorial Guinea is approximately 21%, (68)% and 35% for the years ended December 31, 2025, 2024 and 2023, respectively, and is impacted by non-deductible expenditures. Equatorial Guinea changed the statutory rate from 35% to 25%, with an effective date of January 1, 2025. We remeasured the net deferred tax liability during the fourth quarter of 2024 which impacted the effective tax rate for the year.
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

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Foreign capitalized operating expenses	$253,612	$247,306
Foreign net operating losses	181,215	34,764
United States net operating losses	107,110	96,945
United States deferred interest expense	86,253	69,051
Equity compensation	9,372	11,164
Asset retirement obligation and other	65,589	98,056
Total deferred tax assets	703,151	557,286
Valuation allowance	(531,696)	(405,831)
Total deferred tax assets, net	171,455	151,455
Deferred tax liabilities:
Depletion, depreciation and amortization related to property and equipment	(422,811)	(411,234)
Other deferred tax liabilities	(50,623)	(48,937)
Total deferred tax liabilities	(473,434)	(460,171)
Net deferred tax liability	$(301,979)	$(308,716)

The Company has foreign net operating loss carryforwards of $653.3 million. Of these losses, we expect $42.5 million to expire in 2028, $67.4 million to expire in 2029, $237.9 million to expire in 2030, and, $305.5 million will not expire. Additionally, the Company has $510.0 million of United States net operating loss that will not expire. Majority of the losses within the US & Foreign Jurisdictions currently have offsetting valuation allowances.
The Company is open to tax examinations in the United States for federal income tax return years 2022 through 2024, in Ghana for income tax return years 2021 through 2024, in Equatorial Guinea for income tax return years 2021 through 2024, in the United Kingdom for income tax years 2022 through 2024, in Senegal for income tax years 2021 through 2024, and in Mauritania from 2022 through 2024.

As of December 31, 2025, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to income tax matters in income tax expense.

The Company had cash taxes paid (net of refunds) during the year ended December 31, 2025 as follows:

	December 31,
	2025	2024	2023
Incomes taxes paid:	(In thousands)
Ghana	$109,891	$247,078	$196,890
Equatorial Guinea	2,125	33,763	82,993
Other Jurisdictions	(958)	164	1,989
	$111,058	$281,005	$281,872

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

	Years Ended
	December 31,
	2025	2024	2023
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$(699,786)	$189,851	$213,520
Denominator:
Weighted average number of shares outstanding:
Basic	477,591	470,844	459,641
Restricted stock units(1)	—	5,847	21,429
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(3)	—	—	—
Diluted(2)	477,591	476,691	481,070
Net income (loss) per share:
Basic	$(1.47)	$0.40	$0.46
Diluted(2)	$(1.47)	$0.40	$0.44
______________________________________
(1)Our restricted stock units are not considered to be participating securities and, therefore, are excluded from the basic net income (loss) per share calculation.
(2)For the years ended December 31, 2025, 2024 and 2023, we excluded 6.8 million, 3.3 million and 0.0 million outstanding restricted stock units, respectively, from the computations of diluted net income per share because the effect would have been anti‑dilutive.
(3)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of December 31, 2025, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

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
As of December 31, 2025, we have a commitment to drill one development well in Equatorial Guinea. As part of the license extensions of WCTP and DT Petroleum Agreements in Ghana, we have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development.
In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $122.6 million as of December 31, 2025, net to Kosmos, which will be funded annually by Kosmos over an estimated fifteen year period based on the expiration date of the WCTP and DT Petroleum Agreements which has now been been extended to 2040.
Performance Obligations

As of December 31, 2025 and 2024, the Company had performance bonds and supplemental bonds totaling $151.6 million and $169.4 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

Once the Tortue Phase 1 SPA Commercial Operations Date was achieved in February 2026, we have a commitment to our buyer under the Tortue Phase 1 SPA, BP Gas Marketing Limited, to deliver our proportionate share of a minimum annual contract quantity of LNG of 127,951,000 MMBtu, which is equivalent to approximately 2.45 million tonnes per annum, subject to certain downward adjustments by the sellers. Under certain circumstances, in the event the annual quantities provided are lower than the minimum annual contract quantity, Kosmos may be obligated to credit or pay a portion of the Contract Price to BP Gas Marketing Limited for the shortfall volumes.
In February 2026, the TEN partnership executed the final Sale and Purchase Agreement to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. We have a commitment to Tullow for our proportionate share of the gross purchase price.

16. Additional Financial Information
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued liabilities:
Exploration, development and production	$57,007	$78,163
Revenue payable	69,273	18,909
Current asset retirement obligations	10,481	125
General and administrative expenses	4,916	39,071
Interest	67,830	47,228
Income taxes	16,050	52,262
Taxes other than income	1,305	1,222
Derivatives	125	844
Other	10,622	7,130
	$237,609	$244,954

Additions to revenue payable during the year ended December 31, 2025 primarily related to timing of a Jubilee lifting and receipt of related proceeds.

Other Expenses, net
Other expenses, net incurred during the period is comprised of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Loss on disposal of inventory	$3,363	$1,835	$7,372
(Gain) loss on asset retirement obligation settlements	(6,147)	(3,169)	6,034
Other, net	16,275	19,037	10,250
Other expenses, net	$13,491	$17,703	$23,656

17. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At December 31, 2025, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania|Senegal and the Gulf of America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each reporting segment is presented below:

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(in thousands)
Years ended December 31, 2025
Revenues and other income:
Oil and gas revenue	$631,722	$165,118	$117,197	$374,315	$—	$—	$1,288,352
Gain on sale of assets	—	—	—	2,200	—	—	2,200
Other income, net	1,017	—	—	781	61,897	(62,597)	1,098
Total revenues and other income	632,739	165,118	117,197	377,296	61,897	(62,597)	1,291,650
Costs and expenses:
Oil and gas production	188,486	132,155	237,577	150,684	—	—	708,902
Exploration expenses	70	2,725	149,139	70,161	1,521	—	223,616
General and administrative	11,365	5,017	9,102	12,524	154,374	(116,262)	76,120
Depletion, depreciation and amortization	177,438	78,828	67,134	231,949	1,425	—	556,774
Impairment of long-lived assets	—	—	—	177,563	—	—	177,563
Interest and other financing costs, net(1)	51,504	(195)	16,460	(5,433)	161,094	—	223,430
Derivatives, net	—	—	—	—	(53,665)	—	(53,665)
Other expenses, net	(32,005)	(10,832)	3,168	(2,665)	2,160	53,665	13,491
Total costs and expenses	396,858	207,698	482,580	634,783	266,909	(62,597)	1,926,231
Income (loss) before income taxes	235,881	(42,580)	(365,383)	(257,487)	(205,012)	—	(634,581)
Income tax expense (benefit)	84,823	(11,860)	—	(48,526)	40,768	—	65,205
Net income (loss)	$151,058	$(30,720)	$(365,383)	$(208,961)	$(245,780)	$—	$(699,786)

Consolidated capital expenditures	$135,440	$11,923	$54,719	$86,913	$3,193	$—	$292,188

As of December 31, 2025
Property and equipment, net	$888,699	$424,176	$1,907,393	$497,587	$15,929	$—	$3,733,784
Total assets	$3,418,164	$2,563,053	$3,267,155	$3,454,189	$27,202,917	$(35,208,852)	$4,696,626
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2024
Revenues and other income:
Oil and gas revenue	$1,044,562	$260,675	$—	$370,121	$—	$—	$1,675,358
Other income, net	48	—	—	2,895	171,706	(174,445)	204
Total revenues and other income	1,044,610	260,675	—	373,016	171,706	(174,445)	1,675,562
Costs and expenses:
Oil and gas production	164,385	136,398	93,412	136,319	—	—	530,514
Exploration expenses	3,572	73,009	16,973	21,447	4,906	—	119,907
General and administrative	13,718	6,129	10,974	19,326	212,354	(162,346)	100,155
Depletion, depreciation and amortization	203,501	65,178	950	185,068	2,077	—	456,774
Interest and other financing costs, net(1)	51,302	(2,697)	(146,952)	(12,607)	199,552	—	88,598
Derivatives, net	—	—	—	—	12,099	—	12,099
Other expenses, net	14,894	(4,673)	14,764	4,782	35	(12,099)	17,703
Total costs and expenses	451,372	273,344	(9,879)	354,335	431,023	(174,445)	1,325,750
Income (loss) before income taxes	593,238	(12,669)	9,879	18,681	(259,317)	—	349,812
Income tax expense (benefit)	201,006	(41,217)	—	14,179	(14,007)	—	159,961
Net income (loss)	$392,232	$28,548	$9,879	$4,502	$(245,310)	$—	$189,851

Consolidated capital expenditures	$139,130	$177,196	$324,798	$181,160	$6,529	$—	$828,813

As of December 31, 2024
Property and equipment, net	$986,693	$482,223	$2,057,786	$901,012	$16,507	$—	$4,444,221
Total assets	$3,682,493	$2,313,856	$3,188,067	$4,094,116	$25,867,010	$(33,836,554)	$5,308,988
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(in thousands)
Year ended December 31, 2023
Revenues and other income:
Oil and gas revenue	$1,062,482	$267,494	$—	$371,632	$—	$—	$1,701,608
Other income, net	(403)	10	—	3,327	157,770	(160,777)	(73)
Total revenues and other income	1,062,079	267,504	—	374,959	157,770	(160,777)	1,701,535
Costs and expenses:
Oil and gas production	175,265	114,411	—	100,421	—	—	390,097
Exploration expenses	872	7,915	15,784	11,950	5,757	—	42,278
General and administrative	12,913	5,555	9,354	22,076	199,283	(149,649)	99,532
Depletion, depreciation and amortization	240,998	51,750	917	149,482	1,780	—	444,927
Impairment of long-lived assets	222,278	—	—	—	—	—	222,278
Interest and other financing costs, net(1)	56,988	(2,942)	(119,697)	6,236	155,319	—	95,904
Derivatives, net	—	—	—	—	11,128	—	11,128
Other expenses, net	7,963	3,208	7,997	10,506	5,110	(11,128)	23,656
Total costs and expenses	717,277	179,897	(85,645)	300,671	378,377	(160,777)	1,329,800
Income (loss) before income taxes	344,802	87,607	85,645	74,288	(220,607)	—	371,735
Income tax expense (benefit)	122,704	35,666	—	13,643	(13,798)	—	158,215
Net income (loss)	$222,098	$51,941	$85,645	$60,645	$(206,809)	$—	$213,520

Consolidated capital expenditures	$276,849	$74,573	$276,484	$212,431	$9,662	$—	$849,999

As of December 31, 2023
Property and equipment, net	$1,036,651	$424,030	$1,788,214	$893,293	$18,041	$—	$4,160,229
Total assets	$3,252,235	$1,918,131	$2,642,098	$3,988,805	$21,599,662	$(28,462,797)	$4,938,134
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$314,408	$933,659	$932,603
Adjustments:
Changes in capital accruals	(21,040)	13,392	6,732
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	21,125	45,418	40,070
Capitalized interest	(16,492)	(168,715)	(138,738)
Other	(5,813)	5,059	9,332
Total consolidated capital expenditures	$292,188	$828,813	$849,999
______________________________________
(1)Costs related to unsuccessful exploratory wells and leaseholds that are subsequently written off to Exploration expense are included in oil and gas assets when incurred.

KOSMOS ENERGY LTD.
Supplemental Oil and Gas Data (Unaudited)
Net proved oil and gas reserve estimates presented were prepared by Ryder Scott Company, L.P. (“RSC”) for the years ended December 31, 2025, 2024 and 2023. RSC are independent petroleum engineers located in Houston, Texas. RSC has prepared the reserve estimates presented herein and meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to independent petroleum engineers for their reserves estimation process.
Net Proved Developed and Undeveloped Reserves
The following table is a summary of net proved developed and undeveloped oil and gas reserves to Kosmos’ interests in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America.

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Total Oil	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Total Gas	Kosmos Total
	Oil, Condensate, NGLs (MMBbls)(3)					Natural Gas (Bcf)(5)					(MMBoe)
Net proved developed and undeveloped reserves at December 31, 2022(1)	99	25	7	27	158	49	16	618	24	707	276
Extensions and discoveries	3	—	—	—	3	5	—	—	—	5	4
Production	(13)	(3)	—	(5)	(21)	(10)	(1)	—	(4)	(15)	(24)
Revision in estimate(2)	4	2	—	(1)	5	91	1	10	(2)	100	22
Purchases of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2023(1)	93	24	7	21	145	135	16	628	18	797	278
Extensions and discoveries	—	—	—	1	1	—	—	—	—	—	1
Production	(13)	(3)	—	(5)	(21)	(15)	(1)	—	(4)	(20)	(24)
Revision in estimate(2)	(4)	(3)	—	4	(3)	(5)	(4)	4	2	(3)	(4)
Purchases of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2024(1)	76	18	7	21	122	115	11	632	16	774	251
Extensions and discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(9)	(3)	—	(6)	(18)	(15)	(1)	(17)	(4)	(37)	(24)
Revision in estimate(2)	18	(3)	—	2	17	36	(4)	1	—	33	23
Purchase of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—	—	—	—	—	—
Net proved developed and undeveloped reserves at December 31, 2025(1)	85	12	7	17	120	136	6	616	12	770	249

Proved developed reserves(1)
December 31, 2022	43	20	—	21	84	40	16	—	17	73	96
December 31, 2023	46	19	—	15	81	79	16	—	12	106	99
December 31, 2024	39	17	—	18	74	75	11	—	11	97	90
December 31, 2025	32	12	4	15	63	76	6	358	9	449	138
Proved undeveloped reserves(1)(4)
December 31, 2022	56	5	7	6	74	9	—	618	7	634	180
December 31, 2023	47	5	7	6	64	56	—	628	6	690	179
December 31, 2024	37	1	7	3	48	40	—	632	5	677	161
December 31, 2025	53	—	3	2	57	60	—	258	2	321	111
______________________________________

(1)The sum of proved developed reserves and proved undeveloped reserves may not add to net proved developed and undeveloped reserves as a result of rounding.
(2)The revisions in estimates in 2025 are related to:
•In Ghana, Jubilee had a positive revision of 17.9 MMBbl and 13.7 Bcf based on the license extension and update to the Petroleum Agreement amendments, which facilitate additional field development, as well as a positive revision of 22.8 Bcf related to the updated GSA. The net production in Jubilee for the year ended December 31, 2025 was 8.1 MMBbl and 13.9 Bcf. TEN had a negative revision of 0.4 MMBbl and 0.7 Bcf based on field performance, in addition to the net TEN production of 1.1 MMBbl and 0.7 Bcf. Overall, for the year ended December 31, 2025, Jubilee had an increase in reserves of 9.8 MMBbl and 22.6 Bcf and TEN had a decrease in reserves of 1.5 MMBbl and 1.5 Bcf. We note that the decrease in commodity prices did not result in revisions of estimates.
•In Equatorial Guinea, we had a reserves decrease of 1.3 MMBbl from the loss of uneconomic PUD volume and 1.1 MMBbl and 0.2 Bcf due to performance in Ceiba, partially offset by reserves increase due to performance in Okume of 1.2 MMBbl and 0.7 Bcf. The commodity price effect resulted in a loss of 2.4 MMBbl and 3.3 Bcf in Ceiba and 0.4 MMBbl and 0.6 Bcf in Okume. The net production for the year ended December 31, 2025 was 0.9 MMBbl and 0.4 Bcf in Ceiba and 1.7 MMBbl and 0.7 Bcf in Okume. Overall, Equatorial Guinea had a decrease in reserves of 6.6 MMBbl and 4.5 Bcf.
•In Mauritania and Senegal, we had a positive revision of 52.8 Bcf due to increase in the annual production capacity from 2.45 to 2.7 MTPA for the duration of the field life based on realized production volumes and operator plan Greater Tortue Ahmeyim Phase 1 project. This increase is offset by a a negative revision of 51.3 Bcf due to the delay in initial production and ramp up at the beginning of SPA term. The net production for the year ended December 31, 2025 was 0.3 MMBbl and 17.2 Bcf. Overall, there was a decrease in reserves in Mauritania and Senegal of 0.2 MMBbl and 15.8 Bcf. We note that the decrease in commodity prices did not result in revisions of estimates.
•In the Gulf of America, we had a positive reserves revision of 6.2 MMBbl and 1.1 Bcf primarily driven by performance in Kodiak, Tornado, and Odd Job, partially offset by a negative reserves revision in Winterfell due to performance of 2.4 MMBbl and 0.5 Bcf. Change in the plan of development in Marmalard resulted in a negative revision of 1.1 MMBbl and 1.7 Bcf. The net production for the year ended December 31, 2025 was 5.8 MMBbl and 3.7 Bcf. Overall, for the year ended December 31, 2025, the Gulf of America had a reserves decrease of 3.2 MMBbl and 4.9 Bcf. We note that the revision of reserves related to the commodity prices decrease was negligible.
The revisions in estimates in 2024 are related to:
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
(4)The revisions in estimates in 2025 are related to:
•In Ghana, we converted 14.4 MMBbl and 14.0 Bcf of proved undeveloped reserves to proved developed with the drilling of two wells in Jubilee at a cost of approximately $61.0 million. License extension, an update to the Petroleum Agreement amendments, facilitating additional field development, and an update to the GSA resulted in a positive revision of 29.8 MMBbl and 34.2 Bcf.
•In Equatorial Guinea, we had a negative revision of 1.3 MMBbl in Ceiba due to loss of uneconomic PUD.

•In Mauritania and Senegal, we spent approximately $49.1 million related to the completion of the first phase of the Greater Tortue Ahmeyim development. With the start up of production of three previously drilled wells in the Greater Tortue Ahmeyim Phase 1 project, 4.3 MMBbl and 357.8 Bcf of proved undeveloped reserves were converted to proved developed.
•In the Gulf of America, we converted 0.2 MMBbl and 0.4 Bcf at a cost of approximately $6.2 million by drilling a sidetrack in Marmalard. In addition, we had a negative reserves revision of 1.1 MMBbl and 1.7 Bcf in Marmalard due to the change in the plan of development, and a reserves revision of 0.7 MMBbl and -0.7 Bcf, driven primarily by the addition of a planned sidetrack in Winterfell.
The changes in proved undeveloped reserves in 2024 are related to:
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
•In Mauritania|Senegal, we had a proved undeveloped reserves increase of 9.7 Bcf due to optimization of the timing of the Greater Tortue Ahmeyim Phase 1 project. We also had a negative revision of 0.4 MMBbl of condensate based on the testing results of the drilled wells. We spent approximately $259.8 million progressing the Greater Tortue Phase 1 development.
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
These natural gas reserves also include the estimated quantities of fuel gas required to operate the Jubilee and TEN FPSOs, the Equatorial Guinea facilities and the Greater Tortue Ahmeyim Phase 1 facilities during normal field operations. For Ghana, total proved natural gas reserves include fuel gas associated with the Jubilee and TEN Fields offshore Ghana of approximately 19.9 Bcf, 18.5 Bcf and 19.9 Bcf for 2025, 2024 and 2023, respectively. Our natural gas reserves in Equatorial Guinea are all associated with fuel gas. For Mauritania|Senegal, total proved natural gas reserves include fuel gas of approximately 50.2 Bcf, 55.8 Bcf and 52.3 Bcf in 2025, 2024 and 2023, respectively. For the Gulf of America, total proved natural gas reserves include fuel gas of approximately 0.6 Bcf for 2025, 1.9 Bcf for 2024 and 1.1 Bcf for 2023.

Net proved reserves were calculated utilizing the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for each month based on the respective benchmark price in the period January through December 2025. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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
Capitalized Costs Related to Oil and Gas Activities
The following table presents aggregate capitalized costs related to oil and gas activities:

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Other	Kosmos Total
	(In millions)
As of December 31, 2025
Unproved properties	$—	$14	$1	$182	$13	$210
Proved properties	3,976	788	1,972	1,564	$2	8,302
	3,976	802	1,973	1,746	15	8,512
Accumulated depletion	(3,088)	(378)	(66)	(1,249)	—	(4,781)
Net capitalized costs	$888	$424	$1,907	$497	$15	$3,731
As of December 31, 2024
Unproved properties	$—	$33	$135	$205	$14	$387
Proved properties	3,911	760	1,923	1,749	(1)	8,342
	3,911	793	2,058	1,954	13	8,729
Accumulated depletion	(2,924)	(311)	—	(1,053)	—	(4,288)
Net capitalized costs	$987	$482	$2,058	$901	$13	$4,441

Costs Incurred in Oil and Gas Activities
The following tables reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration, and development activities for the year.

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Other	Kosmos Total
	(In millions)
Year ended December 31, 2025
Property acquisition:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	2	—	—	2
Exploration	—	3	6	73	2	84
Development	135	9	48	18	—	210
Total costs incurred(1)	$135	$12	$56	$91	$2	$296
Year ended December 31, 2024
Property acquisition:
Unproved	$—	$—	$—	$5	$—	$5
Proved	—	—	—	—	—	—
Exploration	—	36	27	45	5	113
Development	145	150	460	152	—	907
Total costs incurred	$145	$186	$487	$202	$5	$1,025
Year ended December 31, 2023
Property acquisition:
Unproved	$—	$1	$—	$2	$—	$3
Proved	—	—	—	—	—	—
Exploration	1	10	3	67	6	87
Development	287	68	404	146	—	905
Total costs incurred	$288	$79	$407	$215	$6	$995
______________________________________
(1)     Excludes $96.6 million reduction of capitalized asset retirement costs primarily related to the license extension of the WCTP and DT Petroleum     Agreements in Ghana in December 2025 and changes in estimated timing of work.

Standardized Measure for Discounted Future Net Cash Flows

The following table provides projected future net cash flows based on the twelve month unweighted arithmetic average of the first‑day‑of‑the‑month oil price for Brent crude in the period January through December 2025. The average price is adjusted for crude handling, transportation fees, quality, and a regional price differential.
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

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Total
	(In millions)
At December 31, 2025
Future cash inflows	$6,313	$793	$4,492	$1,044	$12,642
Future production costs	(1,379)	(480)	(2,876)	(395)	(5,130)
Future development and abandonment costs	(1,832)	(362)	(696)	(234)	(3,124)
Future tax expenses	(998)	(63)	—	(13)	(1,074)
Future net cash flows	2,104	(112)	920	402	3,314
10% annual discount for estimated timing of cash flows	(616)	106	(893)	(21)	(1,424)
Standardized measure of discounted future net cash flows	$1,488	$(6)	$27	$381	$1,890
At December 31, 2024
Future cash inflows	$6,592	$1,426	$5,305	$1,415	$14,738
Future production costs	(1,275)	(744)	(3,155)	(453)	(5,627)
Future development and abandonment costs	(990)	(434)	(1,104)	(239)	(2,767)
Future tax expenses	(1,399)	(144)	—	(22)	(1,565)
Future net cash flows	2,928	104	1,046	701	4,779
10% annual discount for estimated timing of cash flows	(722)	126	(818)	(63)	(1,477)
Standardized measure of discounted future net cash flows	$2,206	$230	$228	$638	$3,302
At December 31, 2023
Future cash inflows	$8,200	$1,928	$5,363	$1,538	$17,029
Future production costs	(1,586)	(869)	(2,725)	(297)	(5,477)
Future development and abandonment costs	(1,176)	(561)	(679)	(376)	(2,792)
Future tax expenses	(1,780)	(284)	(6)	(47)	(2,117)
Future net cash flows	3,658	214	1,953	818	6,643
10% annual discount for estimated timing of cash flows	(885)	138	(1,172)	(104)	(2,023)
Standardized measure of discounted future net cash flows	$2,773	$352	$781	$714	$4,620

Changes in the Standardized Measure for Discounted Cash Flows

	Ghana	Equatorial Guinea	Mauritania | Senegal	Gulf of America	Total
	(In millions)
Balance at December 31, 2022	$3,302	$598	$1,132	$1,129	$6,161
Purchase of minerals in place	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—
Sales and transfers 2023	(866)	(153)	—	(271)	(1,290)
Extensions and discoveries	248	—	—	—	248
Net changes in prices and costs	(1,582)	(379)	(444)	(464)	(2,869)
Previously estimated development costs incurred during the period	277	62	260	138	737
Net changes in development costs	(25)	(19)	(178)	(44)	(266)
Revisions of previous quantity estimates	734	74	10	(112)	706
Net changes in tax expenses	179	77	95	142	493
Accretion of discount	504	93	—	130	727
Changes in timing and other	2	(1)	(94)	66	(27)
Balance at December 31, 2023	$2,773	$352	$781	$714	$4,620
Purchase of minerals in place	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—
Sales and transfers 2024	(880)	(124)	—	(234)	(1,238)
Extensions and discoveries	—	—	—	51	51
Net changes in prices and costs	(205)	(122)	(209)	(109)	(645)
Previously estimated development costs incurred during the period	139	141	308	70	658
Net changes in development costs	56	(65)	(643)	(26)	(678)
Revisions of previous quantity estimates	(113)	(75)	3	132	(53)
Net changes in tax expenses	81	70	2	24	177
Accretion of discount	406	55	—	65	526
Changes in timing and other	(51)	(2)	(14)	(49)	(116)
Balance at December 31, 2024	$2,206	$230	$228	$638	$3,302
Purchase of minerals in place	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—
Sales and transfers 2025	(444)	(33)	120	(224)	(581)
Extensions and discoveries	—	—	—	—	—
Net changes in prices and costs	(757)	(218)	(812)	(161)	(1,948)
Previously estimated development costs incurred during the period	135	10	49	14	208
Net changes in development costs	(583)	(6)	395	(18)	(212)
Revisions of previous quantity estimates	380	(80)	3	85	388
Net changes in tax expenses	205	38	—	1	244
Accretion of discount	320	34	23	65	442
Changes in timing and other	26	19	21	(19)	47
Balance at December 31, 2025	$1,488	$(6)	$27	$381	$1,890
______________________________________

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10‑K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2025 which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Not applicable.

Other

Rule 10b5-1 and Non Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Other

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
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

(2)Financial statement schedules
Schedule I—Condensed Parent Company Financial Statements
Under the terms of agreements governing the indebtedness of subsidiaries of Kosmos Energy Ltd. for 2025, 2024 and 2023 (collectively “KEL,” the “Parent Company”), such subsidiaries may be restricted from making dividend payments, loans or advances to KEL. Schedule I of Article 5‑04 of Regulation S‑X requires the condensed financial information of the Parent Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
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

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$345	$39
Prepaid expenses and other	1,125	707
Derivatives	8,162	—
Total current assets	9,632	746

Other assets:
Restricted cash	305	305
Investment in subsidiaries at equity	2,486,929	3,262,312
Derivatives	543	—
Deferred tax assets	—	22,919
Total assets	$2,497,409	$3,286,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2	$23
Accounts payable to subsidiaries	183,282	175,922
Accrued liabilities	32,017	34,845
Current maturities of long-term debt	100,000	—
Derivatives - related party	8,162	—
Total current liabilities	323,463	210,790

Long-term liabilities:
Long-term debt, net	1,630,074	1,875,068
Derivatives - related party	543	—
Deferred tax liabilities	14,739	—
Total long-term liabilities	1,645,356	1,875,068

Shareholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 522,590,223 and 516,158,749 issued at December 31, 2025 and December 31, 2024, respectively	5,226	5,162
Additional paid-in capital	2,542,627	2,514,739
Accumulated deficit	(1,782,256)	(1,082,470)
Treasury stock, at cost, 44,263,269 shares at December 31, 2025 and 2024, respectively	(237,007)	(237,007)
Total shareholders’ equity	528,590	1,200,424
Total liabilities and shareholders’ equity	$2,497,409	$3,286,282

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Revenues and other income:
Oil and gas revenue	$—	$—	$—
Total revenues and other income	—	—	—
Costs and expenses:
General and administrative	36,927	49,279	52,279
General and administrative recoveries—related party	2,274	1,326	(6,048)
Interest and other financing costs, net	134,943	136,950	122,773
Derivatives, net—related party	8,705	—	—
Derivatives, net	(8,705)	—	—
Other expenses, net	(43)	65	131
Equity in (earnings) of subsidiaries	488,119	(365,362)	(370,729)
Total costs and expenses	662,220	(177,742)	(201,594)
Income before income taxes	(662,220)	177,742	201,594
Income tax expense (benefit)	37,566	(12,109)	(11,926)
Net income (loss)	$(699,786)	$189,851	$213,520

KOSMOS ENERGY LTD.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(699,786)	$189,851	$213,520
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in (earnings) of subsidiaries	488,119	(365,362)	(370,729)
Equity-based compensation	27,953	37,951	42,693
Depreciation and amortization	6,147	7,497	6,588
Deferred income taxes	37,659	(10,869)	(11,589)
Other income—related party	8,705	—	413
Change in fair value of derivatives	(8,705)	—	—
Debt modifications and extinguishments	195	3,192	—
Changes in assets and liabilities:
Decrease in receivables	(1)	6	87
(Increase) decrease in prepaid expenses and other	(418)	45	299
Decrease due to/from related party	6,802	22,501	37,765
Increase (decrease) in accounts payable and accrued liabilities	(3,542)	6,694	60
Net cash (used in) operating activities	(136,872)	(108,494)	(80,893)
Investing activities
Investment in subsidiaries	287,264	(213,294)	90,858
Net cash provided by (used in) investing activities	287,264	(213,294)	90,858
Financing activities
Net proceeds from issuance of senior notes	—	885,285	—
Repurchase and redemption of senior notes	(150,000)	(499,515)	—
Purchase of capped call transactions	—	(49,800)
Dividends	—	—	(166)
Other financing costs	(86)	(14,418)	(11,810)
Net cash provided by (used in) financing activities	(150,086)	321,552	(11,976)
Net increase (decrease) in cash and cash equivalents	306	(236)	(2,011)
Cash, cash equivalents and restricted cash at beginning of period	344	580	2,591
Cash, cash equivalents and restricted cash at end of period	$650	$344	$580

Schedule II
Kosmos Energy Ltd.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024 and 2023

		Additions
Description	Balance January 1,	Charged to Costs and Expenses	Charged To Other Accounts	Deductions From Reserves	Balance December 31,
2025
Allowance for credit losses	$13,568	$3,737	$(59)	$—	$17,246
Allowance for deferred tax assets	$405,831	$125,865	$—	$—	$531,696
2024
Allowance for credit losses	$9,847	$3,721	$—	$—	$13,568
Allowance for deferred tax assets	$333,651	$72,180	$—	$—	$405,831
2023
Allowance for credit losses	$7,011	$2,842	$(6)	$—	$9,847
Allowance for deferred tax assets	$312,727	$20,924	$—	$—	$333,651
Schedules other than Schedule I and Schedule II have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to consolidated financial statements.
(3)    Exhibits
See “Index to Exhibits” on page 136 for a description of the exhibits filed as part of this report.
Item 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSMOS ENERGY LTD.

Date: March 2, 2026	By:	/s/ NEAL D. SHAH
Neal D. Shah Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW G. INGLIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2026
Andrew G. Inglis

/s/ NEAL D. SHAH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2026
Neal D. Shah

/s/ RONALD W. GLASS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2026
Ronald W. Glass

/s/ ROY A. FRANKLIN	Director	March 2, 2026
Roy A. Franklin

/s/ DEANNA L. GOODWIN	Director	March 2, 2026
Deanna L. Goodwin

/s/ ADEBAYO O. OGUNLESI	Director	March 2, 2026
Adebayo O. Ogunlesi

/s/ STEVEN M. STERIN	Director	March 2, 2026
Steven M. Sterin

/s/ MARIA M. HANSSEN	Director	March 2, 2026
Maria M. Hanssen

/s/ SIR JOHN GRANT	Director	March 2, 2026
Sir John Grant

/s/ J. MIKE STICE	Director	March 2, 2026
J. Mike Stice

INDEX OF EXHIBITS

Exhibit Number	Description of Document
Governing Documents
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K filed March 15, 2022 (File No. 001-35167), and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8‑K12g-3 filed December 28, 2018 (File No. 000‑56014), and incorporated herein by reference).
4.2	Description of the Company's Capital Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.)
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

Equatorial Guinea
10.15
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

10.16
Production Sharing Contract relating to Block G Offshore Republic of Equatorial Guinea between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. dated March 26, 1997 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.17
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

10.21
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
10.26††
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
10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
Supplemental Indenture dated February 25, 2022 among Kosmos Energy Ltd., the guarantors named therein and, Wilmington Trust, National Association, as trustee, paying agent, transfer agent and registrar (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).

10.34
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
10.35
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

10.36
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

10.38
Indenture dated March 8, 2024 among the Company, the guarantors named therein, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2024 (File No. 001-35167), and incorporated herein by reference).

10.39
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

10.40
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

10.41† †
Senior Secured Term Loan Credit Agreement, dated September 24, 2025, among Kosmos Energy Gulf of Mexico Operations, LLC, as Borrower, the other Loan Parties party thereto from time to time, Shell Trading (US) Company, as Lender, and Ankura Trust Company, LLC, as the Collateral Agent and Administrative Agent (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference).

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

10.62†
Offer Letter, dated July 6, 2024, between Kosmos Energy, LLC and Josh R. Marion (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.63†
Transition Agreement between Kosmos Energy, LLC and Christopher J. Ball dated August 21, 2025 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference).

10.64†
Advisory Agreement between Kosmos Energy, LLC and Christopher J. Ball dated August 21, 2025 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference).

Anadarko WCTP Acquisition
10.65
Share Purchase Agreement dated October 13, 2021 between Kosmos Energy Ghana Holdings Limited and Anadarko Offshore Holding Company, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 13, 2021 (File No. 001-35167), and incorporated herein by reference).

Other Exhibits
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, and incorporated herein by reference).
19.0	Kosmos Dealing Policy (filed as Exhibit 19.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ryder Scott Company, L.P.

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
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