Form 10-Q
period 2026-03-31
Kosmos Energy Ltd.
filed 2026-05-05
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Shares, $0.01 par value	593,189,274

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
“Debt cover ratio”
The “debt cover ratio” is broadly defined in the Facility, for each applicable calculation date, as the ratio of (x) total long‑term debt and finance lease liabilities less cash and cash equivalents and restricted cash, to (y) the aggregate EBITDAX (see below) of the Company for the previous twelve months.

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

“GoA Term Loan Facility”	Senior Secured Term Loan Credit Agreement dated September 24, 2025
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA Nordic bonds”	11.250% senior secured bonds due in 2031 in the Nordic Market
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
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

“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.

“Mcfe”	Thousand cubic feet of natural gas equivalent.
“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“8.750% Senior Notes”	8.750% Senior Notes due 2031.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.

“TAG GSA”	TEN Associated Gas - Gas Sales Agreement.
“TEN”	Tweneboa, Enyenra and Ntomme.
“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Tullow”	Tullow Oil plc.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,957	$91,518
Receivables	110,510	103,472
Inventories	182,725	172,640
Prepaid expenses and other	11,543	12,428
Derivatives	—	47,816
Assets held for sale	18,707	—
Total current assets	453,442	427,874

Property and equipment, net	3,367,489	3,733,784

Other assets:
Restricted cash	30,630	26,226
Long-term receivables	465,649	458,793
Deferred tax assets	2,783	3,946
Derivatives	—	2,681
Non-current assets held for sale	408,895	—
Other	54,554	43,322
Total assets	$4,783,442	$4,696,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$194,969	$202,555
Accrued liabilities	332,078	237,609
Current maturities of long-term debt	30,220	132,143
Derivatives	156,243	—
Liabilities held for sale	43,544	—
Total current liabilities	757,054	572,307
Long-term liabilities:
Long-term debt, net	2,866,043	2,920,616
Derivatives	14,915	—
Asset retirement obligations	196,297	327,016
Deferred tax liabilities	134,750	305,924
Long-term liabilities held for sale	260,601	—
Other long-term liabilities	38,673	42,173
Total long-term liabilities	3,511,279	3,595,729
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 637,413,155 and 522,590,223 issued at March 31, 2026 and December 31, 2025, respectively	6,374	5,226
Additional paid-in capital	2,753,572	2,542,627
Accumulated deficit	(2,007,830)	(1,782,256)
Treasury stock, at cost, 44,263,269 shares at March 31, 2026 and December 31, 2025, respectively	(237,007)	(237,007)
Total stockholders’ equity	515,109	528,590
Total liabilities and stockholders’ equity	$4,783,442	$4,696,626
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues and other income:
Oil and gas revenue	$370,728	$290,135
Other income, net	169	296
Total revenues and other income	370,897	290,431
Costs and expenses:
Oil and gas production	130,595	167,308
Exploration expenses	19,744	9,669
General and administrative	27,710	26,255
Depletion, depreciation and amortization	119,873	120,667
Interest and other financing costs, net	58,802	51,842
Derivatives, net	251,996	6,732
Other expenses, net	3,264	1,989
Total costs and expenses	611,984	384,462
Loss before income taxes	(241,087)	(94,031)
Income tax expense (benefit)	(15,513)	16,575
Net loss	$(225,574)	$(110,606)

Net loss per share:
Basic	$(0.45)	$(0.23)
Diluted	$(0.45)	$(0.23)

Weighted average number of shares used to compute net loss per share:
Basic	506,198	475,681
Diluted	506,198	475,681

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2026:
Balance as of December 31, 2025	522,590	$5,226	$2,542,627	$(1,782,256)	$(237,007)	$528,590
Equity-based compensation	—	—	5,950	—	—	5,950
Restricted stock units	2,698	27	(27)	—	—	—
Public offering of common stock	112,125	1,121	205,022	—	—	206,143
Net loss	—	—	—	(225,574)	—	(225,574)
Balance as of March 31, 2026	637,413	6,374	2,753,572	(2,007,830)	(237,007)	515,109

2025:
Balance as of December 31, 2024	516,159	$5,162	$2,514,739	$(1,082,470)	$(237,007)	$1,200,424
Equity-based compensation	—	—	8,362	—	—	8,362
Restricted stock units	6,009	60	(60)	—	—	—
Net loss	—	—	—	(110,606)	—	(110,606)
Balance as of March 31, 2025	522,168	5,222	2,523,041	(1,193,076)	(237,007)	1,098,180

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(225,574)	$(110,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	122,465	122,551
Deferred income taxes	(49,013)	1,811
Unsuccessful well costs and leasehold impairments	14,541	1,903
Change in fair value of derivatives	302,976	7,586
Cash settlements on derivatives, net (including $(30.3) million and $(1.8) million on commodity hedges during 2026 and 2025)	(81,321)	494
Equity-based compensation	5,950	8,361
Debt modifications and extinguishments	(1,217)	—
Other	(7,561)	(5,597)
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,144)	37,264
Increase in inventories and prepaid expenses	(20,550)	(24,452)
Increase (decrease) in accounts payable and accrued liabilities	49,004	(40,203)
Net cash provided by (used in) operating activities	106,556	(888)
Investing activities
Oil and gas assets	(87,047)	(90,245)
Notes receivable and other investing activities	(11,598)	(44,048)
Net cash used in investing activities	(98,645)	(134,293)
Financing activities
Borrowings under long-term debt	124,167	100,000
Payments on long-term debt	(277,738)	—
Net proceeds from issuance of senior notes and bonds	350,000	—
Repurchase and redemption of senior notes	(346,984)	—
Net proceeds from issuance of common stock	206,440	—
Payments on finance lease	(5,262)	—
Other financing costs	(7,731)	—
Net cash provided by financing activities	42,892	100,000
Net increase (decrease) in cash, cash equivalents and restricted cash	50,803	(35,181)
Cash, cash equivalents and restricted cash at beginning of period	117,744	85,277
Cash, cash equivalents and restricted cash at end of period(1)	$168,547	$50,096

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$37,851	$18,379
Income taxes, net of refund received	$25,458	$45,504
(1)Includes cash reported within current assets held for sale on the Consolidated Balance Sheets relating to the Ceiba and Okume Complex production assets located in Block G offshore Equatorial Guinea cash held for sale, see Note 3 - Acquisitions and Divestitures for additional information.

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

2. Accounting Policies

General

The interim consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. The results of the interim periods shown in this report are not necessarily indicative of the final results to be expected for the full year. The interim consolidated financial statements were prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted from these interim consolidated financial statements. These interim consolidated financial statements and the accompanying notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, included in our annual report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. Such reclassifications had no significant impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, stockholders’ equity or cash flows.

Cash, Cash Equivalents and Restricted Cash

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$129,957	$91,518
Cash included in assets held for sale	7,960	—
Restricted cash - long-term	30,630	26,226
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$168,547	$117,744

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. Restricted cash – long-term primarily represents cash and cash equivalents collateralized, in accounts held by us, as required to support existing performance obligations in the GoA. When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the

8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the March 31, 2026 financial covenant test date. Our debt cover ratio for the most recent March 31, 2026 financial covenant test date exceeded 2.50x and the estimated restricted cash funding requirement is approximately $47.0 million. We are currently in discussions with the Facility lenders seeking approval to extend the prior waiver, but if no approval is granted then we plan to start funding the debt service reserve account in the second quarter, as required under the terms of the Facility.

Joint Interest Billings

The Company’s joint interest billings consist of receivables from partners with interests in common oil and natural gas properties operated by the Company for shared costs. Joint interest billings are classified on the face of the consolidated balance sheets as current and long-term receivables based on when collection is expected to occur.

Inventories

Inventories consisted of $144.0 million and $144.9 million of materials and supplies and $38.7 million and $27.7 million of hydrocarbons as of March 31, 2026 and December 31, 2025, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

Hydrocarbon inventory is carried at the lower of cost, using the weighted average cost method, or net realizable value. Hydrocarbon inventory costs include expenditures and other charges incurred in bringing the inventory to its existing condition. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory costs.

Assets and Liabilities Held for Sale

The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and the transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events or circumstances beyond the Company’s control extended the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A disposal group that is classified as held for sale is initially measured at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Subsequent changes in fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the assets at the time it was initially classified as held for sale. Depreciation, depletion and amortization expense is not recorded on assets to be divested once they are classified as held for sale. In the initial period in which the disposal group meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group are separately presented as assets held for sale and liabilities held for sale, respectively, in the Consolidated Balance Sheets.

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

Oil and gas revenue is composed of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues from contracts with customers:
Ghana	$250,152	$152,805
Equatorial Guinea	24,487	33,682
Mauritania|Senegal	52,267	2,697
Gulf of America	94,802	101,778
Total revenues from contracts with customers	421,708	290,962
Provisional sales contracts	(50,980)	(827)
Oil and gas revenue	$370,728	$290,135

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our purchasers and/or of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of Ghana and Equatorial Guinea operations. Customers in our Gulf of America and Mauritania | Senegal business units that comprise 10% or more of our total consolidated oil and gas revenue for the three months ended March 31, 2026 and 2025, are shown below.

	Three Months Ended March 31,
	2026	2025
	(Percentage)
Customer
BP plc	14%	19%
Shell Trading (US) Company	24%	7%

Recent Accounting Standards

Not Yet Adopted

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

3. Acquisitions and Divestitures

On February 24, 2026, we entered into a Share Sale and Purchase Agreement with a subsidiary of Panoro Energy ASA for the sale of all our 40.4% participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea for upfront cash consideration of $180.0 million, subject to certain adjustments, and future contingent consideration of up to $39.5 million. The transaction has an effective date of January 1, 2025, has received approval from the Government of Equatorial Guinea and completion only remains subject to CEMAC customary approval. While we expect to close the transaction around the middle of 2026, there can be no assurance that closing will ultimately occur or that it may not be delayed.

Management considers the assets and liabilities in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea included in the Share Sale and Purchase Agreement as a disposal group. As of March 31, 2026, the assets and liabilities of the disposal group were classified as held for sale. The expected cash consideration of $180.0 million, subject to certain adjustments, and future contingent consideration of up to $39.5 million per the Share Sale and Purchase Agreement exceeds the carrying value of the disposal group, and thus, no adjustment to the carrying value of the disposal group was necessary. Upon classification of the disposal group as held for sale, the Company ceased recording depletion expense for long-lived assets of the disposal group. The divestiture does not meet the criteria to be reported as discontinued operations as it did not represent a strategic shift for the Company. Therefore, the Company continued to report operating results for the assets held for sale in the Company’s Consolidated Statement of Operations.

The following is a summary of the carrying amounts of the major classes of assets and liabilities that were classified as held for sale:

March 31, 2026
(In thousands)
Assets held for sale
Current assets:
Cash and cash equivalents	$7,960
Receivables	49
Inventories	36
Prepaid expenses and other	10,662
Total current assets	18,707

Non-current assets:
Property and equipment, net	408,895
Total non-current assets	408,895
Total assets held for sale	$427,602

Liabilities held for sale
Current liabilities:
Accounts Payable	$42,944
Accrued Liabilities	600
Total current liabilities	43,544

Long-term Liabilities
Asset retirement obligations	139,602
Deferred tax liabilities	120,999
Total long-term liabilities	260,601
Total liabilities held for sale	$304,145

4. Receivables

Receivables consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Joint interest billings, net	$13,770	$17,255
Oil and gas sales	74,126	56,700
Other current receivables	22,614	29,517
Total receivables	$110,510	$103,472

Long-term receivables	$465,649	$458,793

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date of the Gimi FLNG vessel was achieved in June 2025. As of March 31, 2026 and December 31, 2025, the balance due from the national oil companies including accrued interest was $443.9 million and $437.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $6.8 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Oil and gas properties:
Proved properties(1)	$7,665,886	$8,301,679
Unproved properties	212,030	210,161
Total oil and gas properties	7,877,916	8,511,840
Accumulated depletion	(4,512,941)	(4,780,826)
Oil and gas properties, net	3,364,975	3,731,014

Other property	68,299	68,255
Accumulated depreciation	(65,785)	(65,485)
Other property, net	2,514	2,770

Property and equipment, net	$3,367,489	$3,733,784
(1)    As of March 31, 2026, proved properties includes $85.4 million of the TEN FPSO finance lease, see Note 7 - Leases.

We recorded depletion expense of $111.6 million and $111.3 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the decrease in oil and gas properties is primarily due to oil and gas properties in the Ceiba and Okume Complex production assets located in Block G offshore Equatorial Guinea that are classified as held for sale. See Note 3 - Acquisitions and Divestitures. Additions to our proved properties during the three months ended March 31, 2026 primarily related to infill development costs in the Jubilee Field in Ghana. Additionally, in February 2026, Tullow Oil plc, as Operator of the TEN partnership, executed the final Sale and Purchase Agreement enabling the partnership to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. As a result, Kosmos recognized non-cash proved property additions of $85.4 million for our proportionate share of the finance lease asset with a corresponding finance lease liability in accrued liabilities. These non-cash impacts are excluded from the statement of cash flows.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the three months ended March 31, 2026.

March 31, 2026
(In thousands)
Beginning balance	$73,141
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,297
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$75,438

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	March 31, 2026	December 31, 2025
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to five years	75,438	73,141
Exploratory well costs capitalized for a period of six to ten years	—	—
Ending balance	$75,438	$73,141
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

As of March 31, 2026, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Tiberius discovery in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.

Tiberius Discovery — In July 2023, we spud the Tiberius infrastructure-led exploration prospect located in Block 964 of Keathley Canyon in the Gulf of America, which encountered hydrocarbon pay. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. In March 2024, we completed the acquisition of an additional 16.7% participating interest in the Keathley Canyon Blocks 920 and 964, offshore Gulf of America. As a result of the transaction, Kosmos’ participating interest in the Tiberius discovery area increased from 33.3% to 50.0%. The Tiberius project is being progressed as a phased development with a final investment decision for the development achieved in March 2026.

7. Leases

We have commitments under operating leases primarily related to office leases and as well as the commitment under the TEN FPSO finance lease. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

Other information related to operating and finance leases at March 31, 2026 and December 31, 2025, is as follows:

	March 31, 2026	December 31, 2025
	(In thousands, except lease term discount rate)
Balance sheet classifications
Operating leases
Other assets (right-of-use assets)	$9,307	$10,059
Accrued liabilities (current maturities of leases)	2,793	2,777
Other long-term liabilities (non-current maturities of leases)	8,653	9,438
Finance leases
Property and equipment, net	85,377	—
Accrued liabilities	80,120	—

Future minimum rental commitments under our leases as of March 31, 2026, are as follows:

	Operating Leases(1)	Financing Leases(1)
	(In thousands)
2026(2)	$2,847	$35,820
2027	3,951	52,514
2028	3,744	—
2029	3,176	—
2030	—	—
Thereafter	—	—
Total undiscounted lease payments	$13,718	$88,334
Less: Imputed interest	(2,272)	(8,214)
Total lease liabilities	$11,446	$80,120
__________________________________
(1)     Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.
(2)    Represents the period April 1, 2026 through December 31, 2026

8. Debt

	March 31, 2026	December 31, 2025
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$1,200,000
7.125% Senior Notes	—	100,000
7.750% Senior Notes	100,173	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
11.250% Senior Secured Bonds	350,000	—
GoA Term Loan Facility	196,429	150,000
Total long-term debt	2,946,876	3,100,274
Unamortized deferred financing costs and discounts(1)	(50,613)	(47,515)
Total debt, net	2,896,263	3,052,759
Less: Current maturities of long-term debt	(30,220)	(132,143)
Long-term debt, net	$2,866,043	$2,920,616
(1)Includes $23.2 million and $24.3 million of unamortized deferred financing costs related to the Facility, $8.6 million and $10.4 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $8.6 million and $9.0 million of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes, $6.3 million and $.8 million of unamortized deferred financing costs related to the 11.250% Senior Secured Bonds and $4.0 million and $3.0 million of unamortized deferred financing costs related to the GoA Term Loan Facility as of March 31, 2026 and December 31, 2025, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. In April 2026, during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. Following closing of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea, the Company’s production assets in Equatorial Guinea will no longer be included in the borrowing base amount, and we have agreed with the lending syndicate to further reduce the borrowing base to approximately $1.2 billion. As of March 31, 2026, borrowings under the Facility totaled approximately $1.0 billion and the undrawn availability under the Facility was $350.0 million. Final maturity of the Facility is December 31, 2029.
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

The Facility provides a revolving credit and letter of credit facility. As of March 31, 2026, we had no letters of credit issued under the Facility.

When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the financial covenant test date to be calculated on March 31, 2026. Our debt cover ratio for the most recent March 31, 2026 financial covenant test date exceeded 2.50x and the estimated restricted cash funding requirement is approximately $47.0 million. We are currently in discussions with the Facility lenders seeking approval to extend the prior waiver, but if no approval is granted then we plan to start funding the debt service reserve account in the second quarter, as required under the terms of the Facility.

In July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment made this covenant less restrictive for the following two scheduled financial covenant assessment dates, up to a maximum of 4.0x and 4.25x, respectively, and thereafter returned to the originally agreed upon ratio of 3.50x for assessment dates thereafter. In February 2026, we further amended the debt cover ratio calculation through September 2026. This most recent amendment makes the covenant less restrictive for the following two scheduled financial covenant assessment dates, up to a maximum of 4.5x and 4.25x respectively, and for purposes of the financial covenant assessment date in March 2026, the calculation was made excluding the Company’s Mauritania and Senegal business unit. The debt cover ratio returns to the originally agreed upon ratio of 3.5x for assessment dates thereafter. The change was intended to align the covenant calculation with recent business operations, lower oil prices and the impact of operating costs during the ramp-up of the GTA Phase 1 project on our results of operations.

We were in compliance with the financial covenants, as amended, contained in the Facility as of the most recent assessment date. The Facility contains customary cross default provisions.

7.125% Senior Notes due 2026
In April 2019, the Company issued $650.0 million of 7.125% Senior Notes and received net proceeds of approximately $640.0 million after deducting fees. The 7.125% Senior Notes mature on April 4, 2026.

On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $400.0 million of the 7.125% Senior Notes pursuant to the Company’s cash tender offers for portions of the 7.125% Senior Notes, the 7.750% Senior Notes, and the 7.500% Senior Notes announced on September 9, 2024 (the “Tender Offers”). In October 2025, we used proceeds from funding of the first tranche under the GoA Term Loan Facility to complete the partial redemption of an additional aggregate principal amount of $150.0 million of the 7.125% Senior Notes. In January 2026, we used the proceeds from funding the second tranche under the GoA Term Loan Facility, together with cash on hand, to complete the redemption of the remaining outstanding balance amount of $100.0 million of the 7.125% Senior Notes.

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
On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes pursuant to the Tender Offers. In the first quarter of 2026, the Company used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $249.8 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offer announced on January 12, 2026 and open market repurchases. The 7.750% Senior Notes contain customary cross default provisions.
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
The 3.125% Convertible Senior Notes indenture contains customary terms and covenants and cross default provisions.
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of March 31, 2026, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is the equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments. As of March 31, 2026, no shares have been converted.
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
GoA Term Loan Facility

On September 24, 2025, the Company entered into a senior secured term loan credit agreement secured by first priority liens on all of the Company’s Gulf of America assets (as defined in the credit agreement). The GoA Term Loan Facility is structured in two tranches, with the first tranche consisting of a four-year term loan in an aggregate principal amount of $150.0 million, which was funded on October 1, 2025 with net proceeds received of $147.2 million after deducting fees and other expenses, and a second tranche of an additional $100.0 million, which funded in January 2026 with net proceeds received of $98.5 million after deducting fees and expenses.

The net proceeds were used, together with cash on hand, to fund the redemption of $250.0 million in aggregate of the 7.125% Senior Notes due 2026. On March 24, 2026, we made a voluntary prepayment of $53.6 million against the GoA Term Loan. On May 1, 2026, the GoA Term Loan Facility was amended to apply this prepayment in full satisfaction of the scheduled principal amount due on the first scheduled amortization payment date on June 30, 2026, and then ratably to all remaining scheduled principal payments of the outstanding loans. The amendment also deferred all future scheduled amortization payment dates in 2026, 2027 and 2028 such that they will now be due on October 1, January 1, April 1 and July 1 in each of 2026, 2027 and 2028. As a result of the amendment, there is only one remaining scheduled amortization payment in 2026 to be paid on October 1, 2026.

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
The GoA Term Loan Facility also includes certain representations and warranties, indemnities and events of default that, subject to materiality thresholds and grace periods, arise as a result of a payment of default, failure to comply with covenants, material inaccuracy of representation or warranty, and certain bankruptcy or insolvency proceedings. If there is an event of default, all or any portion of the outstanding indebtedness may be immediately due and payable and other rights may be exercised including against the collateral. We were in compliance with the covenants, representations and warranties contained in the GoA Term Loan Facility as of the most recent assessment date.
GTA Nordic bonds
In January 2026 the Company issued $350.0 million of 11.250% senior secured bonds due 2031 in the Nordic market (the “GTA Nordic bonds”). In the first quarter of 2026, the Company used the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $249.8 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offer announced on January 12, 2026 and open market repurchases, and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.
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

Year	Percentage
July 29, 2028 to, but not including, July 29, 2029	105.625%
July 29, 2029 to, but not including, July 29, 2030	103.375%
July 29, 2030 and thereafter	100.000%
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
The Bond Terms governing the GTA Nordic bonds also require Kosmos Energy GTA Holdings to maintain certain financial covenants including:
•Minimum Liquidity (as defined in the Bond Terms) of not less than $17.5 million or 5% of the outstanding GTA Nordic bonds, whichever is greater; and
•an Asset Coverage Ratio (as defined in the Bond Terms) of at least 1.25x
We were in compliance with the financial covenants as of the most recent assessment date. The GTA Nordic bonds contains customary cross default provisions.
Principal Debt Repayments

At March 31, 2026, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2026(2)	2027	2028	2029	2030	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,946,876	$15,110	$281,061	$846,222	$554,483	$400,000	$850,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of March 31, 2026 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period April 1, 2026 through December 31, 2026.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest expense	$61,056	$55,846
Amortization—deferred financing costs	2,592	1,884
Debt modifications and extinguishments	(1,217)	—
Capitalized interest	(1,867)	(4,193)
Deferred interest	(2,715)	(2,042)
Interest income	(7,875)	(8,096)
Other, net	8,828	8,443
Interest and other financing costs, net	$58,802	$51,842

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of March 31, 2026. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2026:
Apr - Jun	Two-way collars	Dated Brent	500	$1.55	$—	$—	$60.00	$74.75
Apr - Dec	Three-way collars	Dated Brent	1,500	—	—	50.00	60.00	75.51
Apr - Jun	Swaps(1)	Dated Brent	500	—	72.90	—	—	80.00
Apr - Dec	Swaps(1)	Dated Brent	750	—	72.46	—	—	80.00
Apr - Dec	Swaps(1)	Dated Brent	1,500	—	69.70	55.00	—	—
Apr - Dec	Swaps(1)	NYMEX WTI	1,125	—	64.83	50.00	—	—
2027:
Jan - Dec	Three-way collars	Dated Brent	2,000	0.40	—	47.50	60.00	75.00
Jan - Jun	Three-way collars	Dated Brent	2,000	0.03	—	55.00	70.00	85.00
__________________________________
(1)Includes option contracts sold to counterparties to enhance Swaps.
In April 2026, we bought an $80.00 by $100.00 Dated Brent call spread on 0.6 MMBbl, which effectively raises the ceiling on a portion of our sold calls to $100.00 per barrel from June 2026 through December 2026.

The following tables disclose the Company’s derivative instruments as of March 31, 2026 and December 31, 2025, and gain/(loss) from derivatives during the three months ended March 31, 2026 and 2025, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	March 31, 2026	December 31, 2025
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$47,816
Commodity	Derivatives assets—long-term	—	2,681
Derivative liabilities:
Commodity	Derivatives liabilities—current	(156,243)	—
Commodity	Derivatives liabilities—long-term	(14,915)	—
Total derivatives not designated as hedging instruments		$(171,158)	$50,497

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,
Type of Contract	Location of Gain/(Loss)	2026	2025
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional sales contracts	Oil and gas revenue	$(50,980)	$(827)
Commodity	Derivatives, net	(251,996)	(6,732)
Interest rate	Interest expense	—	(27)
Total derivatives not designated as hedging instruments		$(302,976)	$(7,586)

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of March 31, 2026 and December 31, 2025, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
March 31, 2026
Assets:
Debt securities held in decommissioning trust fund	$—	$35,462	$—	$35,462
Liabilities:
Commodity derivatives	—	(171,158)	—	(171,158)
Total	$—	$(135,696)	$—	$(135,696)
December 31, 2025
Assets:
Commodity derivatives	$—	$50,497	$—	$50,497
Debt securities held in decommissioning trust fund	—	23,707	—	23,707
Total	$—	$74,204	$—	$74,204

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

Provisional Sales Contracts

The value attributable to provisional sales contracts derivative is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for the respective index over the term of the pricing period designated in the sales contract and the spot price on the date of sale.

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

As of March 31, 2026, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at fair market value as a long-term investment in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at March 31, 2026. Contributions made to the decommissioning trust are reported as investing activities in our consolidated cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. During the three months ended March 31, 2026 and 2025, we contributed $11.6 million and $11.5 million to the decommissioning trust fund, respectively.

The following table summarizes the cost and fair value, purchases, proceeds from the sale and maturities, and the unrealized gains (losses) for Kosmos’ portion of the investments in debt securities held by the decommissioning trust during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Type of Security	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)
	(In thousands)
2026
Debt securities	$11,843	$—	$(88)
Cash and cash equivalents	—	7	—
Other(1)	—	25	—
Total	$11,843	$32	$(88)
2025
Debt securities	$12,206	$—	$109
Cash and cash equivalents	—	(747)	—
Other(1)	—	143	—
Total	$12,206	$(604)	$109
(1)    Represents net receivables relating to interest.

The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$35,408	$35,462	$23,565	$23,707
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$35,408	$35,462	$23,565	$23,707

Debt

The following table presents the carrying values and fair values at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$—	$—	$99,942	$99,303
7.750% Senior Notes	99,881	100,020	348,757	321,394
7.500% Senior Notes	398,624	384,163	398,426	270,125
8.750% Senior Notes	495,713	439,170	495,564	283,575
3.125% Convertible Senior Notes	393,479	309,600	393,097	172,704
11.250% Senior Secured Bonds	350,000	372,026	—	—
GoA Term Loan Facility	196,429	196,429	150,000	150,000
Facility	1,000,000	1,000,000	1,200,000	1,200,000
Total	$2,934,126	$2,801,408	$3,085,786	$2,497,101

The carrying values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes, 8.750% Senior Notes and 3.125% Convertible Senior Notes represent the principal amounts outstanding less unamortized discounts. The fair values of our 7.125% Senior Notes, 7.750% Senior Notes, 7.500% Senior Notes, 8.750% Senior Notes, 3.125% Convertible Senior Notes and 11.250% Senior Secured Bonds are based on quoted market prices, which results in a Level 1 fair value measurement. The carrying value of the GoA Term Loan Facility and Facility approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to us for those periods.

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

During the three months ended March 31, 2026 and 2025, the Company did not recognize impairment of proved oil and gas properties. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

11. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $6.0 million and $8.4 million during the three months ended March 31, 2026 and 2025, respectively. The total tax benefit for the three months ended March 31, 2026 and 2025 was $1.0 million and $1.4 million, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $7.7 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. The fair value of awards vested during the three months ended March 31, 2026 and 2025 was $3.7 million and $19.1 million, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest in up to 200% of the awards granted. The grant date fair value ranged from $1.94 to $13.06 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 58.0% to 105.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 1.3% to 4.2%.

The following table reflects the outstanding restricted stock units as of March 31, 2026:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2025	5,073	$4.59	8,105	$8.43
Granted(1)	3,201	1.04	4,188	1.94
Forfeited(1)	(804)	1.08	(195)	4.42
Vested	(2,115)	5.33	(583)	12.25
Outstanding at March 31, 2026	5,355	$2.69	11,515	$4.27
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

As of March 31, 2026, total equity-based compensation to be recognized on unvested restricted stock units is $25.7 million over a weighted average period of 1.93 years. At March 31, 2026, the Company had approximately 2.1 million shares that remain available for issuance under the LTIP.

12. Income Taxes

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

Income before income taxes is composed of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
United States	$(51,596)	$(60,770)
Foreign (1)	(189,491)	(33,261)
Income before income taxes	$(241,087)	$(94,031)
(1)     Foreign tax expense includes amounts related to Ceiba and Okume Complex located in Block G offshore Equatorial Guinea, which has been classified as assets held for sale. See Note 3 - Acquisitions and Divestitures for additional information.

For the three months ended March 31, 2026 and 2025, our effective tax rate was 6% and (18)%, respectively. For the three months ended March 31, 2026 and March 31, 2025, our overall effective tax rate was impacted by:

•The difference in our 21% U.S. income tax reporting rate and the statutory income tax rates applicable to our foreign operations, primarily in Ghana and Equatorial Guinea,
•Jurisdictions that have a 0% statutory tax rate or that are exempt,
•Jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and
•Other non-deductible expenses

13. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share. Potentially dilutive securities include shares issuable upon conversion of our 3.125% Convertible Senior Notes using the if-converted method and restricted stock units awards under our equity-based compensation plan.

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(225,574)	$(110,606)
Denominator:
Weighted average number of shares outstanding:
Basic	506,198	475,681
Restricted stock units(1)	—	—
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—
Diluted	506,198	475,681
Net loss per share:
Basic	$(0.45)	$(0.23)
Diluted	$(0.45)	$(0.23)
__________________________________
(1)We excluded restricted stock units of 14.2 million and 7.9 million for the three months ended March 31, 2026 and 2025, respectively, from the computations of diluted net loss per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of March 31, 2026, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

On March 10, 2026 the Company launched and priced a registered underwritten public offering of 112.1 million shares of common stock, par value $0.01, resulting in net proceeds to Kosmos of approximately $206.4 million. The offering closed on March 12, 2026.

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

As of March 31, 2026, we have a commitment to drill one development well related to our assets held for sale in Equatorial Guinea. As part of the license extensions of WCTP and DT Petroleum Agreements in Ghana, we have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development.

In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $111.0 million as of March 31, 2026, net to Kosmos, which will be funded annually by Kosmos over an estimated fourteen year period.

Performance Obligations

As of March 31, 2026 and December 31, 2025, the Company had performance and supplemental bonds totaling $150.5 million and $151.6 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

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

In February 2026, Tullow, as Operator of the TEN partnership, executed the final Sale and Purchase Agreement enabling the partnership to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. We have a commitment to Tullow for our proportionate share of the gross purchase price.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Accrued liabilities:
Exploration, development and production	$42,469	$57,007
Revenue payable	17,038	69,273
Current asset retirement obligations	10,481	10,481
Finance lease liability	80,120	—
General and administrative expenses	15,025	4,916
Interest	97,093	67,830
Income taxes	24,092	16,050
Taxes other than income	1,632	1,305
Derivatives	32,567	125
Other	11,561	10,622
Total	$332,078	$237,609

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the three months ended March 31, 2026:

March 31, 2026
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$337,497
Liabilities incurred during period	958
Liabilities settled during period	(129)
Revisions in estimated retirement obligations	129
Accretion expense	7,925
Ending asset retirement obligations	$346,380
Less liabilities held for sale	139,602
Ending asset retirement obligations in the consolidated balance sheets	$206,778

16. Business Segment Information

Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. At March 31, 2026, the Company had operations in four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended March 31, 2026
Revenues and other income:
Oil and gas revenue	$201,264	$22,395	$52,267	$94,802	$—	$—	$370,728
Other income, net	169	—	—	57	291,361	(291,418)	169
Total revenues and other income	201,433	22,395	52,267	94,859	291,361	(291,418)	370,897
Costs and expenses:
Oil and gas production	28,424	14,853	55,341	31,977	—	—	130,595
Exploration expenses	3	1,114	336	4,014	14,277	—	19,744
General and administrative	3,939	1,465	2,710	5,804	53,214	(39,422)	27,710
Depletion, depreciation and amortization	53,517	4,121	30,796	31,286	153	—	119,873
Interest and other financing costs, net(1)	11,763	(34)	5,582	2,373	39,118	—	58,802
Derivatives, net	—	—	—	—	251,996	—	251,996
Other expenses, net	154,948	68,068	724	30,491	1,029	(251,996)	3,264
Total costs and expenses	252,594	89,587	95,489	105,945	359,787	(291,418)	611,984
Income (loss) before income taxes	(51,161)	(67,192)	(43,222)	(11,086)	(68,426)	—	(241,087)
Income tax expense (benefit)	(17,548)	650	—	1	1,384	—	(15,513)
Net income (loss)	$(33,613)	$(67,842)	$(43,222)	$(11,087)	$(69,810)	$—	$(225,574)

Consolidated capital expenditures, net	$69,611	$509	$2,050	$18,525	$784	$—	$91,479

As of March 31, 2026
Property and equipment, net	$987,893	$13,620	$1,878,714	$485,064	$2,198	$—	$3,367,489
Total assets	$3,353,013	$2,664,929	$6,389,681	$3,799,340	$29,742,908	$(41,166,429)	$4,783,442
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)The Ceiba and Okume Complex production assets located in Block G offshore Equatorial Guinea have been classified as held for sale as of March 31, 2026. See Note 3 - Acquisitions and Divestitures for additional information.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$87,047	$90,245
Adjustments:
Changes in capital accruals	380	(7,852)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	5,203	7,766
Capitalized interest	(1,867)	(4,193)
Other	716	222
Total consolidated capital expenditures, net	$91,479	$86,188
______________________________________
(1)Costs related to unsuccessful exploratory wells and leaseholds that are subsequently written off to Exploration expense are included in oil and gas assets when incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and our annual financial statements for the year ended December 31, 2025, included in our annual report on Form 10-K along with the section Management’s Discussion and Analysis of financial condition and Results of Operations contained in such annual report. Any terms used but not defined in the following discussion have the same meaning given to them in the annual report. Our discussion and analysis includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report and in the annual report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

Corporate

On January 12, 2026, we received net proceeds of $98.5 million from the funding of the second tranche of the GoA Term Loan after deducting fees and expenses. On January 13, 2026, the net proceeds were used, together with cash on hand, to complete the redemption of the remaining outstanding balance of $100.0 million of the 7.125% Senior Notes due 2026. On March 24, 2026, we made a voluntary prepayment of $53.6 million against the GoA Term Loan. On May 1, 2026, the GoA Term Loan Facility was amended to apply this prepayment in full satisfaction of the scheduled principal amount due on the first scheduled amortization payment date on June 30, 2026, and then ratably to all remaining scheduled principal payments of the outstanding loans. The amendment also deferred all future scheduled amortization payment dates in 2026, 2027 and 2028 such that they will now be due on October 1, January 1, April 1 and July 1 in each of 2026, 2027 and 2028. As a result of the amendment, there is only one remaining scheduled amortization payment in 2026 to be paid on October 1, 2026.

On January 16, 2026, the Company announced the pricing of $350.0 million aggregate principal amount of 11.250% senior secured bonds due 2031 in the Nordic market (the “GTA Nordic bonds”). In the first quarter of 2026, the Company used the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $249.8 million of the 7.750% Senior Notes due 2027 pursuant to the Company’s cash tender offer announced on January 12, 2026 and open market repurchases, and to make a voluntary early principal repayment of $100.0 million on outstanding borrowings under the Facility.

On March 10, 2026, the Company launched and priced a registered underwritten public offering of 112.1 million shares of common stock, resulting in net proceeds to Kosmos of approximately $206.4 million. The offering closed on March 12, 2026.

In April 2026, during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion for the Facility, and a further reduction to approximately $1.2 billion upon the close of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea.

Ghana

During the first quarter of 2026, Ghana production averaged approximately 103,300 Boepd gross (35,400 Boepd net).

Jubilee development drilling progressed in the first quarter of 2026 bringing two producer wells successfully online during the first quarter of 2026. The remaining development drilling campaign in 2026 is planned to include three additional producer wells and one additional water injector well.

In December 2025, the Jubilee and TEN partnerships received approval from the Government of Ghana to extend to 2040 the WCTP and the DT licenses, which cover the Jubilee and TEN fields offshore Ghana. Additionally, starting from July 2036, Ghana National Petroleum Corporation’s share in the fields will increase by an additional 10% interest and the joint venture partners’ shares will decrease pro rata. As part of the extension of the Petroleum Agreements, the Jubilee plan of development is amended to include up to twenty additional wells in the fields. Additionally, in December 2025, as part of the extension of the WCTP and DT Petroleum Agreements, the Ghana partners and Government of Ghana have approved an amended gas sales agreement at a price of $2.50 per MMBtu through the extended expiration date of 2040 for the WCTP and DT licenses.

In February 2026, Tullow Oil plc, as Operator of the TEN partnership, executed the final Sale and Purchase Agreement enabling the partnership to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million.

Gulf of America

Production from the Gulf of America averaged approximately 16,800 Boepd net (~84% oil) for the first quarter of 2026.

On Tiberius, Kosmos (operator, 50% working interest) continues to progress the development with our partner Occidental Petroleum Corporation (“Oxy”) (50% working interest). A production handling agreement for the Oxy-operated Lucius platform was signed in the third quarter of 2025. We achieved a final investment decision in March 2026 with first oil targeted in the second half of 2028. We are also working on a potential farm down to reduce Kosmos’ working interest to approximately 33%, which is expected around the middle of 2026.

At Winterfell, the partnership spud Winterfell-5 in April 2026. Winterfell-5 is designed as a twin well to Winterfell-3 and is expected to restore production from the Winterfell-3 fault block. Winterfell-5 is expected online in the third quarter of 2026. In April 2026, Winterfell-2 was shut-in pending a future intervention.

In February 2026, Kosmos entered into a strategic alliance with Shell, exchanging interests in five exploration blocks in the Norphlet trend. Shell and Kosmos now have alignment covering ten blocks in the Gulf of America to explore multiple prospects, including Trailblazer. Drilling of the Trailblazer exploration well is planned for the first half of 2027, with Kosmos designated as development operator.
Equatorial Guinea
    Production in Equatorial Guinea averaged approximately 16,000 Bopd gross (5,600 Bopd net) in the first quarter of 2026, with remediation work on the failed subsea multiphase flow pump (MPP) at Ceiba progressing.

On February 24, 2026, we entered into a Share Sale and Purchase Agreement with a subsidiary of Panoro Energy ASA for the sale of all our 40.4% participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea for upfront cash consideration of $180.0 million, subject to certain adjustments and future contingent consideration of up to $39.5 million, comprised of $12.5 million linked to future production performance at the Ceiba field and $9.0 million payable in each of the years 2027, 2028 and 2029, subject to certain production and oil price thresholds. The transaction has an effective date of January 1, 2025, has received approval from the Government of Equatorial Guinea and completion only remains subject to CEMAC customary approval. While we expect to close the transaction around the middle of 2026, there can be no assurances that closing will ultimately occur or that it may not be delayed. Operating results throughout this Form 10-Q continue to include the operating results of the EG business on the basis that the transaction has not yet closed and that the Company continues to own all of the participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. All such references to the Company’s future plans and expectations for the Equatorial Guinea business unit should therefore be read in light of the ongoing transaction.

In the first quarter of 2026, we withdrew from Block EG-01 offshore Equatorial Guinea.

Mauritania and Senegal

Greater Tortue Ahmeyim (GTA) Field

Production in Mauritania and Senegal from GTA averaged approximately 69,800 Boepd gross (17,000 Boepd net) in the first quarter of 2026, approximately 2.85 million tonnes per annum, or 5% above FLNG nameplate capacity.

Sao Tome and Principe

Block 5 offshore Sao Tome and Principe is scheduled to expire during the second quarter of 2026 and, accordingly, we wrote off related leasehold costs.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America. Certain operating results and statistics for the three months ended March 31, 2026 and 2025 are included in the following tables:

	Three Months Ended March 31,
	2026(2)		2025
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	4,414		3,659
Gas (MMcf)	12,749		4,172
NGL (MBbl)	104		91
Total (MBoe)	6,643		4,445
Total (Boepd)	73,809		49,393

Revenues:
Oil sales	$297,011		$270,405
Gas sales	72,104		17,629
NGL sales	1,613		2,101
Total oil and gas revenue	$370,728		$290,135

Average oil sales price per Bbl	$67.29		$73.90
Average gas sales price per Mcf	5.66		4.23
Average NGL sales price per Bbl	15.51		23.09
Average total sales price per Boe	$55.81		$65.27

Costs:
Oil and gas production, excluding workovers	$127,956		$153,627
Oil and gas production, workovers	2,639		13,681
Total oil and gas production costs	$130,595	(1)	$167,308	(1)

Depletion, depreciation and amortization	$119,873		$120,667

Average cost per Boe:
Oil and gas production, excluding workovers	$19.26		$34.56
Oil and gas production, workovers	0.40		3.08
Total oil and gas production costs	$19.66	(1)	$37.64	(1)

Depletion, depreciation and amortization	18.05		27.14
Total	$37.71		$64.78
______________________________________
(1)Substantially all NGLs and natural gas sales in Ghana and the Gulf of America are associated production from our oil wells and, therefore, production costs metrics are presented under a common unit of measure. In Mauritania and Senegal, all condensate sales and LNG sales are associated production from our gas wells and the first LNG cargo was successfully completed in April 2025. Oil and gas production costs related to LNG production at the GTA Phase 1 project were $55.3 million and $58.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Production costs per Mcfe in Mauritania and Senegal was $6.80 for the three months ended March 31, 2026. Mauritania and Senegal LNG sales are presented as gas sales in the table.
(2)Includes results of the EG business on the basis that the transaction has not yet closed and that the Company continues to own all of the participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. See Note 3 - Acquisitions and Divestitures for additional information.

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of March 31, 2026:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	6	2.32
TEN	—	—	—	—	—	—	5	1.02
Equatorial Guinea
Block G	—	—	—	—	—	—	1	0.40
Gulf of America
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Total	—	—	1	0.39	2	0.77	12	3.74
______________________________________

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results. The following discussion may not be indicative of future results.

Three months ended March 31, 2026 compared to three months ended March 31, 2025

	Three Months Ended
	March 31,		Increase
	2026(2)	2025	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$370,728	$290,135	$80,593
Other income, net	169	296	(127)
Total revenues and other income	370,897	290,431	80,466
Costs and expenses:
Oil and gas production	130,595	167,308	(36,713)
Exploration expenses	19,744	9,669	10,075
General and administrative	27,710	26,255	1,455
Depletion, depreciation and amortization	119,873	120,667	(794)
Interest and other financing costs, net	58,802	51,842	6,960
Derivatives, net	251,996	6,732	245,264
Other expenses, net	3,264	1,989	1,275
Total costs and expenses	611,984	384,462	227,522
Loss before income taxes	(241,087)	(94,031)	(147,056)
Income tax expense (benefit)	(15,513)	16,575	(32,088)
Net loss	$(225,574)	$(110,606)	$(114,968)

Oil and gas revenue.  Oil and gas revenue increased by $80.6 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily as a result of higher production and sales volumes at Jubilee and GTA, with GTA producing at 5% above FLNG nameplate capacity offset by lower average realized oil and gas prices. We sold 6,643 MBoe at an average realized price per barrel equivalent of $55.81 during the three months ended March 31, 2026 and 4,445 MBoe at an average realized price per barrel equivalent of $65.27 during the three months ended March 31, 2025.

Oil and gas production.  Oil and gas production costs decreased by $36.7 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily as a result of lower routine operating costs across all of our business units and decreased workover expense in our Gulf of America business unit.

Exploration expenses.  Exploration expenses increased by $10.1 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily as a result of the write-off of exploration leasehold costs during the first quarter of 2026, partially offset by decreased seismic, geological and geophysical studies and related costs in the first quarter of 2026 as part of the Company’s focus on managing costs across our portfolio.

General and administrative expenses. General and administrative expenses increased $1.5 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily as a result of lower technical rate fees in the first quarter of 2026, partially offset by lower gross general and administrative costs.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased by $0.8 million during the three months ended March 31, 2026, as compared with the three months ended March 31, 2025 primarily as a result lower depletion rates per boe across our portfolio offset by higher sales volumes at Jubilee and GTA.

Interest and other financing costs, net. Interest and other financing costs, net increased by $7.0 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily as a result of increased debt and lower capitalized interest as a result of the Yakaar and Teranga write-off in December 2025.

Derivatives, net.  During the three months ended March 31, 2026 and 2025, we recorded a loss of $252.0 million and a loss of $6.7 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense. For the three months ended March 31, 2026 and 2025, changes to our effective tax rates are driven by which tax jurisdictions our income (loss) before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

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

Oil prices are historically volatile and could negatively impact our ability to generate sufficient operating cash flows to meet our funding requirements. This oil price volatility could impact our ability to comply with our financial covenants. To partially mitigate this price volatility, we maintain an active hedging program and review our capital spending program on a regular basis. Our investment decisions are based on longer-term commodity prices based on the nature of our projects and development plans. Current commodity prices, combined with our hedging program and our current liquidity position is expected to support our remaining capital program for 2026.

As such, our 2026 capital budget is based on our exploitation plans for our producing assets in Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America, and our development activities in the Gulf of America and in Mauritania and Senegal.

Our future financial condition and liquidity can be impacted by, among other factors, the success of our exploration, appraisal and exploitation drilling programs, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the reliability of our oil and gas production facilities, our ability to continuously export oil, natural gas and LNG and our ability to secure and maintain partners and their alignment with respect to capital plans, the actual cost of exploration, appraisal, exploitation and development of our oil and natural gas assets, and coverage of any claims under our insurance policies.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$106,556	$(888)
Borrowings under long-term debt	124,167	100,000
Net proceeds from issuance of senior notes and bonds	350,000	—
Net proceeds from issuance of common stock	206,440	—
	787,163	99,112
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	87,047	90,245
Notes receivable and other investing activities	11,598	44,048
Payments on long-term debt	277,738	—
Repurchase and redemption of senior notes	346,984	—
Payments on finance lease	5,262	—
Other financing costs	7,731	—
	736,360	134,293
Increase (decrease) in cash, cash equivalents and restricted cash	$50,803	$(35,181)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities for the three months ended March 31, 2026 was $106.6 million compared with net cash used in operating activities for the three months ended March 31, 2025 of $0.9 million. The increase in cash provided by operating activities in the three months ended March 31, 2026 when compared to the same period in 2025 is primarily a result of higher production and sales volumes at Jubilee and GTA, lower routine oil and gas production costs across all of our business units and decreased workover expense in our Gulf of America business unit, partially offset by lower average realized oil and gas prices for the three months ended March 31, 2026.

The following table presents our liquidity and financial position as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Outstanding debt principal balances:
Facility	$1,000,000	$1,200,000
7.125% Senior Notes	—	100,000
7.750% Senior Notes	100,173	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
11.250% Senior Secured Bonds	350,000	—
GoA Term Loan Facility	196,429	150,000
Total long-term debt	2,946,876	3,100,274
Cash and cash equivalents	129,957	91,518
Cash included in assets held for sale	7,960	—
Total restricted cash (1)	30,630	26,226
Net debt(2)	$2,778,329	$2,982,530

Availability under the Facility	$350,000	$150,000
Availability under the GoA Term Loan Facility(1)	$—	$100,000
Available borrowings plus cash and cash equivalents	$487,917	$341,518
(1)    When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the March 31, 2026 financial covenant test date. Our debt cover ratio for the most recent March 31, 2026 financial covenant test date exceeded 2.50x and the estimated restricted cash funding requirement is approximately $47.0 million. We are currently in discussions with the Facility lenders seeking approval to extend the prior waiver, but if no approval is granted then we plan to start funding the debt service reserve account in the second quarter, as required under the terms of the Facility.
(2)    Excludes $80.1 million TEN FPSO finance lease liability. For purposes of the debt cover ratio calculation under the Facility, the finance lease liability is included in net debt.

Capital Expenditures and Investments

For our 2026 capital expenditure budget, we expect to incur capital costs as we:

•    drill additional infill wells in Ghana and the Gulf of America;

•    advance development efforts in the Gulf of America and in Mauritania and Senegal; and

•    execute facilities integrity activities in Equatorial Guinea.

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

2026 Capital Program
We estimate we will spend in aggregate around $350 million of capital for the year ending December 31, 2026, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $275 million related to maintenance activities across our producing Ghana and Gulf of America assets, including infill development drilling and TEN FPSO purchase payments;

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. As of March 31, 2026, borrowings under the Facility totaled approximately $1.0 billion and the undrawn availability under the Facility was $350.0 million.

In April 2026 during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion. Following closing of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea, the Company’s production assets in Equatorial Guinea will no longer be included in the borrowing base amount, and we have agreed with the lending syndicate to further reduce the borrowing base to approximately $1.2 billion.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of March 31, 2026, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. Leverage was elevated in 2025 given lower oil prices and the impact of operation costs during the ramp-up of the GTA Phase 1 project combined with lower company production. As a result, in July 2025, the Company and the Facility lenders agreed to amend the debt cover ratio required under the Facility. The amendment made this covenant less restrictive for the following two scheduled financial covenant assessment dates, up to a maximum of 4.0x and 4.25x, respectively, and thereafter returned to the originally agreed upon ratio of 3.50x for assessment dates thereafter. In February 2026, we further amended the debt cover ratio calculation through September 2026. This most recent amendment makes the covenant less restrictive for the following two scheduled financial covenant assessment dates, up to a maximum of 4.5x and 4.25x respectively, and for purposes of the financial covenant assessment date in March 2026, the calculation was made excluding the Company’s Mauritania and Senegal business unit. The debt cover ratio returns to the originally agreed upon ratio of 3.5x for assessment dates thereafter. The change was intended to align the covenant calculation with recent business operations, lower oil prices and the impact of operating costs during the ramp-up of the GTA Phase 1 project on our results of operations. The Facility contains customary cross default provisions.
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
Senior Notes

We have three series of senior notes outstanding as of March 31, 2026, which we collectively refer to as the “Senior Notes.” In January 2026, we used the net proceeds of $98.5 million from funding the second tranche of the GoA Term Loan Facility, together with cash on hand, to fund the redemption of the remaining $100.0 million of the 7.125% Senior Notes due 2026. Our 7.750% Senior Notes have an outstanding balance of $100.2 million and mature on May 1, 2027. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 8.750% Senior Notes have an outstanding balance of $500.0 million and mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
The Senior Notes are senior, unsecured obligations of Kosmos Energy Ltd. and rank equally in right of payment with all of its existing and future senior indebtedness (including the 3.125% Convertible Senior Notes) and rank effectively junior in right of payment to all of its existing and future secured indebtedness (including all borrowings under the Facility, the GoA Term Loan Facility and, with respect to certain of our subsidiaries that own our assets in Mauritania and Senegal, the GTA Nordic bonds). The GTA Nordic bonds are fully and unconditionally guaranteed by the Company, as well as the Company’s wholly-owned subsidiaries, Kosmos Energy Tortue Finance, Kosmos Energy Senegal, Kosmos Energy Investments Senegal Limited and Kosmos Energy Mauritania. The GTA Nordic bonds are also guaranteed on an unsecured basis by certain of the Company’s subsidiaries that also guarantee the Senior Notes on a senior, unsecured basis. The Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by certain subsidiaries owning the Company’s Gulf of America assets, and on a subordinated, unsecured basis by entities that borrow under, or guarantee, our Facility.
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

GoA Term Loan Facility
On September 24, 2025, the Company entered into a senior secured term loan credit agreement secured by first priority liens on all of the Company’s Gulf of America assets (as defined in the credit agreement). The GoA Term Loan Facility is structured in two tranches, with the first tranche consisting of a four-year term loan in an aggregate principal amount of $150.0 million, which was funded on October 1, 2025, and a second tranche of an additional $100.0 million, which was funded in January 2026. The net proceeds were used, together with cash on hand, to fund the redemption of $250.0 million in aggregate of the 7.125% Senior Notes due in 2026. On March 24, 2026, we made a voluntary prepayment of $53.6 million against the GoA Term Loan. On May 1, 2026, the GoA Term Loan Facility was amended to apply this prepayment in full satisfaction of the scheduled principal amount due on the first scheduled amortization payment date on June 30, 2026, and then ratably to all remaining scheduled principal payments of the outstanding loans. The amendment also deferred all future scheduled amortization payment dates in 2026, 2027 and 2028 such that they will now be due on October 1, January 1, April 1 and July 1 in each of 2026, 2027 and 2028. As a result of the amendment, there is only one remaining scheduled amortization payment in 2026 to be paid on October 1, 2026.
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

Equity Issuance
On March 10, 2026, the Company launched and priced a registered underwritten public offering of 112.1 million shares of common stock, resulting in net proceeds to Kosmos of approximately $206.4 million. The offering closed on March 12, 2026.
Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2026, and the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							March 31,
	2026(2)	2027	2028	2029	2030	Thereafter	Total	2026
	(In thousands, except percentages)
Fixed rate debt:
7.750% Senior Notes	$—	$100,173	$—	$—	$—	$—	$100,173	$100,020
7.500% Senior Notes	—	—	400,274	—	—	—	400,274	384,163
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	439,170
3.125% Convertible Senior Notes	—	—	—	—	400,000	—	400,000	309,600
11.250% Senior Secured Bonds	—	—	—	—	—	350,000	350,000	372,026

Variable rate debt:
Weighted average interest rate	8.54%	8.60%	8.96%	9.30%	—%	—%
Facility(1)	$—	$120,449	$385,508	$494,043	$—	$—	$1,000,000	$1,000,000
GoA Term Loan Facility	15,110	60,439	60,440	60,440	—	—	196,429	196,429

Total principal debt repayments	$15,110	$281,061	$846,222	$554,483	$400,000	$850,000	$2,946,876
Interest & commitment fee payments on long-term debt	205,898	229,118	181,779	127,383	89,375	63,437	896,990
Operating leases(3)	2,847	3,951	3,744	3,176	—	—	13,718
Finance lease	32,784	52,047	—	—	—	—	84,831
Purchase obligations(4)	24,031	—	—	—	—	—	24,031
Decommissioning Trust Funds(5)	—	8,284	8,284	8,284	8,284	77,865	111,001
Firm transportation commitments	3,036	2,315	—	—	—	—	5,351
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of March 31, 2026. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period April 1, 2026 through December 31, 2026.
(3)Primarily relates to corporate and foreign office leases.
(4)Represents gross contractual obligations to execute planned future capital projects. Other joint owners in the properties operated by Kosmos will be billed for their working interest share of such costs. Does not include our share of operator’s purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments and seismic obligations, in our petroleum contracts. The Company’s liabilities for asset retirement obligations associated with the dismantlement, abandonment and restoration costs of oil and gas properties are not included. See Note 15 - Additional Financial Information for additional information regarding these liabilities.
(5)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $111.0 million as of March 31, 2026, net to Kosmos, which will be funded annually by Kosmos over an estimated fourteen year period. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

As of March 31, 2026, we have a commitment to drill one development well related to our assets held for sale in Equatorial Guinea. As part of the license extensions of WCTP and DT Petroleum Agreements in Ghana, we have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development.

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

Critical Accounting Policies

We consider accounting policies related to our revenue recognition, exploration and development costs, income taxes, estimates of proved oil and gas reserves, asset retirement obligations, impairment of long-lived assets, and acquisition accounting as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Other than items discussed in Note 2 — Accounting Policies, there have been no changes to our critical accounting policies which are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K, for the year ended December 31, 2025.

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
•the impacts of the conflict in Iran and ongoing instability in the Middle East and Latin America, the continued war in Ukraine and the effects these events have on the oil and gas industry as a whole, including increased volatility with respect to oil, natural gas and liquified natural gas (“LNG”) prices and operating and capital expenditures;
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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the three months ended March 31, 2026:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2025	$50,497
Changes in contract fair value	(302,976)
Contract maturities	81,321
Fair value of contracts outstanding as of March 31, 2026	$(171,158)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first three months of 2026 ranged between $60.98 and $127.24 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first three months of 2026.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2026. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			March 31,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2026(2)
									(In thousands)
2026:
Apr - Jun	Two-way collars	Dated Brent	500	$1.55	$—	$—	$60.00	$74.75	$(16,700)
Apr - Dec	Three-way collars	Dated Brent	1,500	—	—	50.00	60.00	75.51	(28,219)
Apr - Jun	Swaps(1)	Dated Brent	500	—	72.90	—	—	80.00	(30,144)
Apr - Dec	Swaps(1)	Dated Brent	750	—	72.46	—	—	80.00	(26,048)
Apr - Dec	Swaps(1)	Dated Brent	1,500	—	69.70	55.00	—	—	(32,143)
Apr - Dec	Swaps(1)	NYMEX WTI	1,125	—	64.83	50.00	—	—	(17,585)
2027:
Jan - Dec	Three-way collars	Dated Brent	2,000	$0.40	$—	$47.50	$60.00	$75.00	$(14,577)
Jan - Jun	Three-way collars	Dated Brent	2,000	0.03	—	55.00	70.00	85.00	(5,742)
__________________________________
(1)Includes option contracts sold to counterparties to enhance Swaps.
(2)Fair values are based on the average forward oil prices on March 31, 2026.

In April 2026, we bought an $80 by $100 Dated Brent call spread on 0.6 MMBbl, which effectively raises the ceiling on a portion of our sold calls to $100 per barrel from June 2026 through December 2026.
At March 31, 2026, our open commodity derivative instruments were in a net liability position of $171.2 million. As of March 31, 2026, a hypothetical 10% price increase in the oil price curves would decrease future pre-tax earnings by approximately $77.8 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $74.2 million.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoA Term Loan Facility as of March 31, 2026 total approximately $1.2 billion. The weighted average interest rate on this indebtedness was approximately 7.6%, and is subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10%, at this level of floating rate debt, we would pay an estimated additional $4.5 million interest expense per year on the Facility and GoA Term Loan Facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the GTA FPSO arrangement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

There have been no material changes from the risks discussed in the “Item 1A. Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 and Non Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, certain of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows.

On March 4, 2026, Sir John Grant, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Sir John Grant’s plan was for the sale of up to 43,466 shares of our common stock on June 3, 2026, in order to cover income tax liability from the vesting of restricted share units that were granted to him under the Company’s Long Term Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	May 5, 2026	/s/ NEAL D. SHAH
Neal D. Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10‑Q.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1 ††	Share Sale and Purchase Agreement dated February 24, 2026, between Kosmos Energy Operating and Panoro Energy Block G Limited and Panoro Energy ASA.
10.2	Bond Terms for 11.25% Senior Secured Bonds due 2031, dated January 27, 2026, by and between Kosmos Energy GTA Holdings and Nordic Trustee AS, as bond trustee and security agent.
Operating Agreements

Certain of the agreements listed below have been filed pursuant to the Company’s voluntary compliance with international transparency standards and are not material contracts as such term is used in Item 601(b)(10) of Regulation S-K.

10.3	Amendment No. 1, dated December 19, 2025, to the Petroleum Agreement in respect of West Cape Three Points Block Offshore Ghana.
10.4	Amendment No. 1, dated December 19, 2025, to the Petroleum Agreement in respect of the Deepwater Tano Contract Area.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________________________________

†† Certain confidential portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.