Form 10-Q
period 2026-06-30
Kosmos Energy Ltd.
filed 2026-08-03
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common Shares, $0.01 par value	595,487,651

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

“ESG”	Environmental, social, and governance.
“ESP”	Electric submersible pump.
“E&P”	Exploration and production.
“Facility”	Facility agreement dated March 28, 2011 (as amended or as amended and restated from time to time).

“FASB”	Financial Accounting Standards Board.
“Farm‑in”	An agreement whereby a party acquires a portion of the participating interest in a block from the owner of such interest, usually in return for cash and/or for taking on a portion of future costs or other performance by the assignee as a condition of the assignment.
“Farm‑out”	An agreement whereby the owner of the participating interest agrees to assign a portion of its participating interest in a block to another party for cash and/or for the assignee taking on a portion of future costs and/or other work as a condition of the assignment.
“FEED”	Front End Engineering Design.
“Field life cover ratio”	The “field life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) the forecasted net present value of net cash flow through depletion plus the net present value of the forecast of certain capital expenditures incurred in relation to the Ghana assets, to (y) the aggregate loan amounts outstanding under the Facility.
“FLNG”	Floating liquefied natural gas vessel.
“FPS”	Floating production system.
“FPSO”	Floating production, storage and offloading vessel.
“GAAP”	Generally Accepted Accounting Principles in the United States of America.
“GEPetrol”	Guinea Equatorial De Petroleos.
“GHG”	Greenhouse gas.
“GNPC”	Ghana National Petroleum Corporation.
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

“GoA Term Loan Facility”	Senior Secured Term Loan Credit Agreement dated September 24, 2025
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA Nordic bonds”	11.250% senior secured bonds due in 2031 in the Nordic Market
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana assets to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfe”	Thousand cubic feet of natural gas equivalent.

“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“8.750% Senior Notes”	8.750% Senior Notes due 2031.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“TEN”	Tweneboa, Enyenra and Ntomme.

“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Trident”	Trident Energy.
“Tullow”	Tullow Oil plc.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,137	$91,518
Restricted cash	23,505	—
Receivables	113,022	103,472
Inventories	139,947	172,640
Prepaid expenses and other	13,673	12,428
Derivatives	459	47,816
Total current assets	392,743	427,874

Property and equipment, net	3,351,526	3,733,784

Other assets:
Restricted cash	30,589	26,226
Long-term receivables	472,897	458,793
Deferred tax assets	2,757	3,946
Derivatives	2,335	2,681
Other	57,300	43,322
Total assets	$4,310,147	$4,696,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$161,981	$202,555
Accrued liabilities	343,879	237,609
Current maturities of long-term debt	145,303	132,143
Derivatives	11,633	—
Total current liabilities	662,796	572,307
Long-term liabilities:
Long-term debt, net	2,526,872	2,920,616
Derivatives	5,129	—
Asset retirement obligations	203,444	327,016
Deferred tax liabilities	177,375	305,924
Other long-term liabilities	29,634	42,173
Total long-term liabilities	2,942,454	3,595,729
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 638,126,969 and 522,590,223 issued at June 30, 2026 and December 31, 2025, respectively	6,381	5,226
Additional paid-in capital	2,758,578	2,542,627
Accumulated deficit	(1,823,055)	(1,782,256)
Treasury stock, at cost, 44,263,269 shares at June 30, 2026 and December 31, 2025, respectively	(237,007)	(237,007)
Total stockholders’ equity	704,897	528,590
Total liabilities and stockholders’ equity	$4,310,147	$4,696,626
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues and other income:
Oil and gas revenue	$607,253	$392,635	$977,981	$682,770
Gain on sale of assets	9,421	600	9,421	600
Other income, net	361	283	530	579
Total revenues and other income	617,035	393,518	987,932	683,949
Costs and expenses:
Oil and gas production	179,429	243,118	310,024	410,426
Exploration expenses	3,197	4,069	22,941	13,738
General and administrative	19,263	19,074	46,973	45,329
Depletion, depreciation and amortization	120,501	151,268	240,374	271,935
Interest and other financing costs, net	53,700	54,834	112,502	106,676
Derivatives, net	(51,809)	(21,566)	200,187	(14,834)
Other expenses, net	10,281	6,481	13,545	8,470
Total costs and expenses	334,562	457,278	946,546	841,740
Income (loss) before income taxes	282,473	(63,760)	41,386	(157,791)
Income tax expense	97,698	23,980	82,185	40,555
Net income (loss)	$184,775	$(87,740)	$(40,799)	$(198,346)

Net income (loss) per share:
Basic	$0.31	$(0.18)	$(0.07)	$(0.42)
Diluted	$0.31	$(0.18)	$(0.07)	$(0.42)

Weighted average number of shares used to compute net income (loss) per share:
Basic	593,441	478,068	550,060	476,881
Diluted	604,713	478,068	550,060	476,881

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2026:
Balance as of December 31, 2025	522,590	$5,226	$2,542,627	$(1,782,256)	$(237,007)	$528,590
Equity-based compensation	—	—	5,950	—	—	5,950
Restricted stock units	2,698	27	(27)	—	—	—
Public offering of common stock	112,125	1,121	205,022	—	—	206,143
Net loss	—	—	—	(225,574)	—	(225,574)
Balance as of March 31, 2026	637,413	6,374	2,753,572	(2,007,830)	(237,007)	515,109
Equity-based compensation	—	—	5,018	—	—	5,018
Restricted stock units	714	7	(7)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(5)	—	—	(5)
Net income	—	—	—	184,775	—	184,775
Balance as of June 30, 2026	638,127	6,381	2,758,578	(1,823,055)	(237,007)	704,897

2025:
Balance as of December 31, 2024	516,159	$5,162	$2,514,739	$(1,082,470)	$(237,007)	$1,200,424
Equity-based compensation	—	—	8,362	—	—	8,362
Restricted stock units	6,009	60	(60)	—	—	—
Net loss	—	—	—	(110,606)	—	(110,606)
Balance as of March 31, 2025	522,168	5,222	2,523,041	(1,193,076)	(237,007)	1,098,180
Equity-based compensation	—	—	7,345	—	—	7,345
Restricted stock awards and units	315	3	(3)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net loss	—	—	—	(87,740)	—	(87,740)
Balance as of June 30, 2025	522,483	5,225	2,530,382	(1,280,816)	(237,007)	1,017,784

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(40,799)	$(198,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	245,671	275,708
Deferred income taxes	(1,268)	1,636
Unsuccessful well costs and leasehold impairments	13,959	162
Change in fair value of derivatives	262,292	(7,883)
Cash settlements on derivatives, net (including $(135.7) million and $9.7 million on commodity hedges during 2026 and 2025)	(198,684)	6,281
Equity-based compensation	14,064	15,707
Gain on sale of assets	(9,421)	(600)
Debt modifications and extinguishments	(1,081)	—
Other	(20,759)	(8,506)
Changes in assets and liabilities:
(Increase) decrease in receivables	(19,990)	70,659
Decrease in inventories and prepaid expenses	17,209	7,542
Increase (decrease) in accounts payable and accrued liabilities	20,373	(36,080)
Net cash provided by operating activities	281,566	126,280
Investing activities
Oil and gas assets	(163,477)	(172,766)
Proceeds on sale of assets	127,034	—
Notes receivable and other investing activities	(11,598)	(86,791)
Net cash used in investing activities	(48,041)	(259,557)
Financing activities
Borrowings under long-term debt	124,167	200,000
Payments on long-term debt	(504,738)	(100,000)
Net proceeds from issuance of senior notes and bonds	350,000	—
Repurchase and redemption of senior notes	(347,184)	—
Net proceeds from issuance of common stock	206,440	—
Payments on finance lease	(14,951)	—
Other financing costs	(8,772)	(1)
Net cash provided by (used in) financing activities	(195,038)	99,999
Net increase (decrease) in cash, cash equivalents and restricted cash	38,487	(33,278)
Cash, cash equivalents and restricted cash at beginning of period	117,744	85,277
Cash, cash equivalents and restricted cash at end of period	$156,231	$51,999

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$108,469	$101,377
Income taxes, net of refund received	$47,908	$69,296

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

Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Mauritania, Senegal and the Gulf of America. Additionally, in the proven basins where we operate, we are advancing high-quality development opportunities which have come from our exploration success. Kosmos is listed on the NYSE and LSE and is traded under the ticker symbol KOS.

Kosmos is engaged in a single line of business, which is the exploration, development, and production of oil and natural gas. Substantially all of our long-lived assets and all of our product sales are related to operations in three geographic areas: Ghana, Mauritania/Senegal and the Gulf of America.

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

Cash, Cash Equivalents and Restricted Cash

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$102,137	$91,518
Restricted cash - current	23,505	—
Restricted cash - long-term	30,589	26,226
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$156,231	$117,744

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the March 31, 2026 financial covenant test date. During the second quarter of 2026, the Facility lenders agreed to reduce the amount of the required restricted cash balance to three months of interest and fees until the September 30, 2026 financial covenant test date, after which the amount of the required restricted cash balance will be determined as usual. Our debt cover ratio for the most recent March 31, 2026 financial covenant test date exceeded 2.50x and the estimated restricted cash funding requirement is approximately $23.5 million. As of June 30, 2026, we have funded approximately $23.5 million into the debt service reserve account as required under the terms of the Facility. Restricted cash – long-term primarily represents cash and cash equivalents collateralized, in accounts held by us, as required to support existing performance obligations in the Gulf of America.

Inventories

Inventories consisted of $132.4 million and $144.9 million of materials and supplies and $7.5 million and $27.7 million of hydrocarbons as of June 30, 2026 and December 31, 2025, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Oil and gas revenue is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues from contracts with customers:
Ghana	$365,880	$212,880	$616,032	$365,685
Equatorial Guinea	47,464	63,196	71,951	96,878
Mauritania|Senegal	93,596	20,239	145,862	22,936
Gulf of America	111,439	103,100	206,241	204,878
Total revenues from contracts with customers	618,379	399,415	1,040,086	690,377
Provisional sales contracts	(11,126)	(6,780)	(62,105)	(7,607)
Oil and gas revenue	$607,253	$392,635	$977,981	$682,770

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our purchasers and/or of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of Ghana operations. Customers in our Gulf of America and Mauritania | Senegal business units that comprise 10% or more of our total consolidated oil and gas revenue for the three and six months ended June 30, 2026 and 2025, are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Percentage)
Customer
BP plc	77%	18%	62%	19%
Shell Trading (US) Company	18%	4%	20%	5%

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

3. Acquisitions and Divestitures

On February 24, 2026, the Company entered into a Share Sale and Purchase Agreement with a subsidiary of Panoro Energy ASA for the sale of all of our 40.4% participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. The transaction closed on June 16, 2026.

Pursuant to the terms of the purchase agreement, Kosmos received final cash consideration of approximately $127.0 million, based on the initial purchase price of $180.0 million reduced by certain purchase price adjustments totaling approximately $53.0 million. The Company is also entitled to future contingent consideration of up to $39.5 million, comprised of $12.5 million linked to future production performance at the Ceiba field, and $9.0 million payable in each of the years 2027, 2028 and 2029, subject to certain production and oil price thresholds.

The proceeds from the transaction were used to repay borrowings under the Facility in June 2026.

Management considers the assets and liabilities in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea included in the Share Sale and Purchase Agreement as a disposal group. The disposal group had previously been classified as held for sale. The following table summarizes the carrying amounts of the major classes of assets and liabilities included in the disposal group as of the date of sale:

As of date of sale
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—
Receivables	—
Inventories	9,100
Prepaid expenses and other	737
Total current assets	9,837

Non-current assets:
Property and equipment, net	410,458
Total non-current assets	410,458
Total assets of disposal group	$420,295

Liabilities
Current liabilities:
Accounts Payable	$34,376
Accrued Liabilities	—
Total current liabilities	34,376

Long-term Liabilities
Asset retirement obligations	142,211
Deferred tax liabilities	126,092
Total long-term liabilities	268,303
Total liabilities of disposal group	$302,679

Upon closing, the Company recognized a gain on sale of assets of approximately $9.4 million, representing the excess of net proceeds received over the carrying value of the disposal group. The Company evaluated the future contingent consideration and determined that no amounts were recognized at closing as realization is contingent upon future production and commodity price conditions. Any contingent consideration will be recognized when realized. The divestiture does not meet the criteria to be reported as discontinued operations as it does not represent a strategic shift for the Company. Accordingly, the operating results for the disposal group are included in continuing operations in the Company’s Consolidated Statement of Operations through the date of sale in June 2026.

4. Receivables

Receivables consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Joint interest billings, net	$13,780	$17,255
Oil and gas sales	90,369	56,700
Other current receivables	8,873	29,517
Total receivables	$113,022	$103,472

Long-term receivables	$472,897	$458,793

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date of the Gimi FLNG vessel was achieved in June 2025. As of June 30, 2026 and December 31, 2025, the balance due from the national oil companies including accrued interest was $450.9 million and $437.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $7.0 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively, and $13.8 million and $11.5 million for the six months ended June 30, 2026 and 2025.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Oil and gas properties:
Proved properties	$7,763,259	$8,301,679
Unproved properties	210,786	210,161
Total oil and gas properties	7,974,045	8,511,840
Accumulated depletion	(4,624,781)	(4,780,826)
Oil and gas properties, net	3,349,264	3,731,014

Other property	69,046	68,255
Accumulated depreciation	(66,784)	(65,485)
Other property, net	2,262	2,770

Property and equipment, net	$3,351,526	$3,733,784

We recorded depletion expense of $111.8 million and $141.7 million for the three months ended June 30, 2026 and 2025, respectively, and $223.5 million and $253.1 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the decrease in oil and gas properties, net is primarily due to the sale of the Ceiba and Okume Complex production assets located in Block G offshore Equatorial Guinea in June 2026. See Note 3 - Acquisitions and Divestitures. Additions to our proved properties during the six months ended June 30, 2026 primarily related to infill development costs in the Jubilee Field in Ghana and at Winterfell-5 in the Gulf of America. Additionally, in February 2026, Tullow Oil plc, as Operator of the TEN partnership, executed the final Sale and Purchase Agreement enabling the partnership to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. As a result, proved property additions for the period ended June 30, 2026 include $88.2 million for our proportionate share of the finance lease asset, with a corresponding finance lease liability in accrued liabilities. These non-cash impacts are excluded from the statement of cash flows.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the six months ended June 30, 2026.

June 30, 2026
(In thousands)
Beginning balance	$73,141
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,985
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$78,126

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	June 30, 2026	December 31, 2025
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to five years	78,126	73,141
Exploratory well costs capitalized for a period of six to ten years	—	—
Ending balance	$78,126	$73,141
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

As of June 30, 2026, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Tiberius discovery in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.

Tiberius Discovery — In July 2023, we spud the Tiberius infrastructure-led exploration prospect located in Block 964 of Keathley Canyon in the Gulf of America, which encountered hydrocarbon pay. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. In July 2026, we completed a farm-out of Tiberius, reducing our interest to 33.34%. The Tiberius project is being progressed as a phased development. A production handling agreement for the Oxy operated Lucius platform was signed in the third quarter of 2025, contracts for the fabrication and installation of the Tiberius subsea production system have been executed and a final investment decision for the development was achieved by the partnership in March 2026.

7. Leases

We have commitments under operating leases primarily related to office leases and as well as the commitment under the TEN FPSO finance lease. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

Other information related to operating and finance leases at June 30, 2026 and December 31, 2025, is as follows:

	June 30, 2026	December 31, 2025
	(In thousands, except lease term discount rate)
Balance sheet classifications
Operating leases
Other assets (right-of-use assets)	$8,705	$10,059
Accrued liabilities (current maturities of leases)	3,060	2,777
Other long-term liabilities (non-current maturities of leases)	7,852	9,438
Finance leases
Property and equipment, net(1)	69,454	—
Accrued liabilities	73,203	—
(1)    Represents $88.2 million of proved property additions or our proportionate share of the TEN FPSO finance lease asset offset by depletion expense of approximately $18.7 million for the period ended June 30, 2026.
Future minimum rental commitments under our leases as of June 30, 2026, are as follows:

	Operating Leases(1)	Financing Leases(1)
	(In thousands)
2026(2)	$2,017	$24,504
2027	3,951	52,514
2028	3,744	—
2029	3,176	—
2030	—	—
Thereafter	—	—
Total undiscounted lease payments	$12,888	$77,018
Less: Imputed interest	(1,976)	(3,815)
Total lease liabilities	$10,912	$73,203
__________________________________
(1)     Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.
(2)    Represents the period July 1, 2026 through December 31, 2026

8. Debt

	June 30, 2026	December 31, 2025
	(In thousands)
Outstanding debt principal balances:
Facility	$773,000	$1,200,000
7.125% Senior Notes	—	100,000
7.750% Senior Notes	99,973	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
11.250% Senior Secured Bonds	350,000	—
GoA Term Loan Facility	196,429	150,000
Total long-term debt	2,719,676	3,100,274
Unamortized deferred financing costs and discounts(1)	(47,501)	(47,515)
Total debt, net	2,672,175	3,052,759
Less: Current maturities of long-term debt	(145,303)	(132,143)
Long-term debt, net	$2,526,872	$2,920,616
(1)Includes $21.7 million and $24.3 million of unamortized deferred financing costs related to the Facility, $8.0 million and $10.4 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $8.0 million and $9.0 million of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes, $6.3 million and $0.8 million of unamortized deferred financing costs related to the 11.250% Senior Secured Bonds and $3.5 million and $3.0 million of unamortized deferred financing costs related to the GoA Term Loan Facility as of June 30, 2026 and December 31, 2025, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. In April 2026, during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion. The borrowing base amount was based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. Following the closing of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea on June 16, 2026, the Company’s production assets in Equatorial Guinea are no longer included in the borrowing base amount, and, as agreed with the lending syndicate, the borrowing base has been reduced to approximately $1.2 billion. As of June 30, 2026, borrowings under the Facility totaled approximately $0.8 billion and the undrawn availability under the Facility was approximately $440 million. Final maturity of the Facility is December 31, 2029.
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

The Facility provides a revolving credit and letter of credit facility. As of June 30, 2026, we had no letters of credit issued under the Facility.

When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the financial covenant test date to be calculated on March 31, 2026. During the second quarter of 2026, the Facility lenders agreed to reduce the amount of the required restricted cash balance to three months of interest and fees until the September 30, 2026 financial covenant test date, after which the amount of the required restricted cash balance will be determined as usual. Our debt cover ratio for the most recent March 31, 2026 financial covenant test date exceeded 2.50x and the estimated restricted cash funding requirement is approximately $23.5 million. As of June 30, 2026 we have funded approximately $23.5 million into the debt service reserve account as required under the terms of the Facility.

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
On September 24, 2024, the Company completed the repurchase of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes pursuant to the Tender Offers. In the first half of 2026, the Company used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $250.0 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offer announced on January 12, 2026 and open market repurchases. The 7.750% Senior Notes contain customary cross default provisions.
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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of June 30, 2026, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is the equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments. As of June 30, 2026, no shares have been converted.
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

Interest on outstanding loans under the GoA Term Loan Facility is payable quarterly in arrears at a rate per annum equal to 3.75% plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published. The GoA Term Loan Facility matures in 2029.
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
Principal Debt Repayments

At June 30, 2026, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2026(2)	2027	2028	2029	2030	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,719,676	$15,110	$304,848	$718,857	$430,861	$400,000	$850,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of June 30, 2026 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents payments for the period July 1, 2026 through December 31, 2026.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest expense	$60,995	$55,825	$122,051	$111,671
Amortization—deferred financing costs	2,705	1,889	5,297	3,773
Debt modifications and extinguishments	136	—	(1,081)	—
Capitalized interest	(2,229)	(4,316)	(4,096)	(8,510)
Deferred interest	(8,239)	249	(10,954)	(1,793)
Interest income	(8,265)	(7,158)	(16,140)	(15,253)
Other, net	8,597	8,345	17,425	16,788
Interest and other financing costs, net	$53,700	$54,834	$112,502	$106,676

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2026. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2026:
Jul - Dec	Three-way collars	Dated Brent	1,000	—	—	50.00	60.00	75.51
Jul - Dec	Swaps(1)	Dated Brent	500	—	72.46	—	—	100.00
Jul - Dec	Swaps(1)	Dated Brent	1,000	—	69.70	55.00	—	—
Jul - Dec	Swaps(1)	NYMEX WTI	750	—	64.83	50.00	—	—
2027:
Jan - Dec	Three-way collars	Dated Brent	2,000	0.40	—	47.50	60.00	75.00
Jan - Jun	Three-way collars	Dated Brent	2,000	0.03	—	55.00	70.00	85.00
Jan - Dec	Three-way collars	NYMEX WTI	1,000	0.50	—	55.00	70.00	90.00
__________________________________
(1)Includes option contracts sold to counterparties to enhance Swaps.
In July 2026, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2027 through December 2027 with a weighted average floor price of $67.50 per barrel and a ceiling price of $90.00 per barrel.

The following tables disclose the Company’s derivative instruments as of June 30, 2026 and December 31, 2025, and gain/(loss) from derivatives during the three and six months ended June 30, 2026 and 2025, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	June 30, 2026	December 31, 2025
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$459	$47,816
Provisional sales contracts	Receivables: Oil and gas sales	857	—
Commodity	Derivatives assets—long-term	2,335	2,681
Derivative liabilities:
Commodity	Derivatives liabilities—current	(11,633)	—
Commodity	Derivatives liabilities—long-term	(5,129)	—
Total derivatives not designated as hedging instruments		$(13,111)	$50,497

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Type of Contract	Location of Gain/(Loss)	2026	2025	2026	2025
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional sales contracts	Oil and gas revenue	$(11,126)	$(6,780)	$(62,105)	$(7,607)
Commodity	Derivatives, net	51,809	21,566	(200,187)	14,834
Interest rate	Interest expense	—	683	—	656
Total derivatives not designated as hedging instruments		$40,683	$15,469	$(262,292)	$7,883

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of June 30, 2026 and December 31, 2025, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
June 30, 2026
Assets:
Commodity derivatives	$—	$2,794	$—	$2,794
Provisional sales contracts	—	857	—	857
Debt securities held in decommissioning trust fund	—	35,652	$—	35,652
Liabilities:
Commodity derivatives	—	(16,762)	—	(16,762)
Total	$—	$22,541	$—	$22,541
December 31, 2025
Assets:
Commodity derivatives	$—	$50,497	$—	$50,497
Debt securities held in decommissioning trust fund	—	23,707	—	23,707
Total	$—	$74,204	$—	$74,204

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

Decommissioning Trust Fund

In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. Each partner contributes annually to the trust in proportion to its respective paying interest of the estimated future dismantlement, abandonment and restoration costs associated with the decommissioning of the Jubilee Field. Contributions to the trust are used by the trustee of the fund, the Bank of Ghana, to purchase and sell authorized securities at the direction of the Jubilee unit partners.

As of June 30, 2026, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at fair market value as a long-term investment in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at June 30, 2026. Contributions made to the decommissioning trust are reported as investing activities in our consolidated cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. During the six months ended June 30, 2026 and 2025, we contributed $11.6 million and $11.5 million to the decommissioning trust fund, respectively.

The following table summarizes the cost and fair value, purchases, proceeds from the sale and maturities, and the unrealized gains (losses) for Kosmos’ portion of the investments in debt securities held by the decommissioning trust during the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
Type of Security	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)
	(In thousands)
2026
Debt securities	$209	$—	$(18)	$12,051	$—	$(106)
Cash and cash equivalents	—	(7)	—	—	1	—
Other(1)	—	156	—	—	181	—
Total	$209	$149	$(18)	$12,051	$182	$(106)
2025
Debt securities	$198	$—	$22	$12,406	$—	$131
Cash and cash equivalents	—	2	—	—	(745)	—
Other(1)	—	23	—	—	166	—
Total	$198	$25	$22	$12,406	$(579)	$131
(1)    Represents net receivables relating to interest.

The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$35,616	$35,652	$23,565	$23,707
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$35,616	$35,652	$23,565	$23,707

Debt

The following table presents the carrying values and fair values at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$—	$—	$99,942	$99,303
7.750% Senior Notes	99,747	99,456	348,757	321,394
7.500% Senior Notes	398,825	381,313	398,426	270,125
8.750% Senior Notes	495,866	409,555	495,564	283,575
3.125% Convertible Senior Notes	393,864	293,572	393,097	172,704
11.250% Senior Secured Bonds	350,000	359,482	—	—
GoA Term Loan Facility	196,429	196,429	150,000	150,000
Facility	773,000	773,000	1,200,000	1,200,000
Total	$2,707,731	$2,512,807	$3,085,786	$2,497,101

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

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize impairment of proved oil and gas properties. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

11. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $8.1 million and $7.3 million during the three months ended June 30, 2026 and 2025, respectively, and $14.1 million and $15.7 million during the six months ended June 30, 2026 and 2025, respectively. The total tax benefit for the three months ended June 30, 2026 and 2025 was $0.9 million and $1.2 million, respectively, and $1.9 million and $2.6 million during the six months ended June 30, 2026 and 2025, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of $(0.1) million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $7.6 million and $3.4 million during the six months ended June 30, 2026 and 2025, respectively. The fair value of awards vested during the three months ended June 30, 2026 and 2025 was $2.0 million and $0.6 million, respectively, and $5.7 million and $19.7 million during the six months ended June 30, 2026 and 2025, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

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

The following table reflects the outstanding restricted stock units as of June 30, 2026:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2025	5,073	$4.59	8,105	$8.43
Granted(1)	5,275	1.26	4,238	1.96
Forfeited(1)	(864)	1.21	(254)	4.37
Vested	(2,824)	4.47	(590)	12.25
Outstanding at June 30, 2026	6,660	$2.80	11,499	$4.26
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

As of June 30, 2026, total equity-based compensation to be recognized on unvested restricted stock units is $21.2 million over a weighted average period of 1.74 years. At June 30, 2026, the Company had approximately 11.9 million shares that remain available for issuance under the LTIP.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
United States	$14,647	$(43,691)	$(36,949)	$(104,461)
Foreign (1)	267,826	(20,069)	78,335	(53,330)
Income (loss) before income taxes	$282,473	$(63,760)	$41,386	$(157,791)
(1)     Foreign tax expense includes amounts related to Ceiba and Okume Complex located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information.

For the three months ended March 31, 2026 and 2025, our effective tax rate was 35% and (38)%, respectively. For the six months ended June 30, 2026 and 2025, our effective tax rate was 199% and (26)%, respectively. For the three and six months ended June 30, 2026 and 2025, our overall effective tax rate was impacted by:

•The difference in our 21% U.S. income tax reporting rate and the statutory income tax rates applicable to our foreign operations, primarily in Ghana.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net income (loss) allocable to common stockholders	$184,775	$(87,740)	$(40,799)	$(198,346)
Denominator:
Weighted average number of shares outstanding:
Basic	593,441	478,068	550,060	476,881
Restricted stock units(1)	11,272	—	—	—
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—	—	—
Diluted	604,713	478,068	550,060	476,881
Net income (loss) per share:
Basic	$0.31	$(0.18)	$(0.07)	$(0.42)
Diluted	$0.31	$(0.18)	$(0.07)	$(0.42)
__________________________________
(1)We excluded restricted stock units of 2.5 million and 5.2 million for the three months ended June 30, 2026 and 2025, respectively, and 17.1 million and 5.9 million for the six months ended June 30, 2026 and 2025, respectively from the computations of diluted net income (loss) per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of June 30, 2026, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

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

As of June 30, 2026, we have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development as part of the license extensions of WCTP and DT Petroleum Agreements in Ghana.

In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $111.0 million as of June 30, 2026, net to Kosmos, which will be funded annually by Kosmos over an estimated fourteen year period.

Performance Obligations

As of June 30, 2026 and December 31, 2025, the Company had performance and supplemental bonds totaling $150.5 million and $151.6 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

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

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued liabilities:
Exploration, development and production	$43,793	$57,007
Revenue payable	18,862	69,273
Current asset retirement obligations	9,767	10,481
Finance lease liability	73,203	—
General and administrative expenses	23,460	4,916
Interest	91,427	67,830
Income taxes	51,596	16,050
Taxes other than income	2,209	1,305
Derivatives	14,921	125
Other	14,641	10,622
Total	$343,879	$237,609

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the six months ended June 30, 2026:

June 30, 2026
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$337,497
Liabilities incurred during period	3,051
Liabilities settled during period	(143,166)
Revisions in estimated retirement obligations	242
Accretion expense	15,587
Ending asset retirement obligations	$213,211

The liabilities settled during 2026 primarily relate to the sale of the Ceiba and Okume Complex production assets located in Block G offshore Equatorial Guinea in June 2026. See Note 3 - Acquisitions and Divestitures.

16. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. For the three and six months ended June 30, 2026, the Company’s segment information is presented for four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America. The Equatorial Guinea segment reflects the results of the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three Months Ended June 30, 2026
Revenues and other income:
Oil and gas revenue	$356,595	$47,161	$92,058	$111,439	$—	$—	$607,253
Gain on sale of assets	—	9,421	—	—	—	—	9,421
Other income, net	361	—	—	46	131	(177)	361
Total revenues and other income	356,956	56,582	92,058	111,485	131	(177)	617,035
Costs and expenses:
Oil and gas production	59,031	25,244	65,827	29,327	—	—	179,429
Exploration expenses	(3)	146	238	2,653	163	—	3,197
General and administrative	3,227	1,003	2,710	4,886	41,984	(34,547)	19,263
Depletion, depreciation and amortization	54,075	2,611	35,221	27,740	854	—	120,501
Interest and other financing costs, net(1)	10,803	(22)	8,379	1,320	33,220	—	53,700
Derivatives, net	—	—	—	—	(51,809)	—	(51,809)
Other expenses, net	(21,970)	(226)	1,352	(4,662)	1,417	34,370	10,281
Total costs and expenses	105,163	28,756	113,727	61,264	25,829	(177)	334,562
Income (loss) before income taxes	251,793	27,826	(21,669)	50,221	(25,698)	—	282,473
Income tax expense	91,498	5,093	9	70	1,028	—	97,698
Net income (loss)	$160,295	$22,733	$(21,678)	$50,151	$(26,726)	$—	$184,775

Consolidated capital expenditures	$70,494	$2,090	$3,216	$28,382	$870	$—	$105,052

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2026
Revenues and other income:
Oil and gas revenue	$557,859	$69,556	$144,325	$206,241	$—	$—	$977,981
Gain on sale of assets	—	9,421	—	—	—	—	9,421
Other income, net	530	—	—	103	291,492	(291,595)	530
Total revenues and other income	558,389	78,977	144,325	206,344	291,492	(291,595)	987,932
Costs and expenses:
Oil and gas production	87,455	40,097	121,168	61,304	—	—	310,024
Exploration expenses	—	1,260	574	6,667	14,440	—	22,941
General and administrative	7,167	2,468	5,420	10,690	95,198	(73,970)	46,973
Depletion, depreciation and amortization	107,592	6,732	66,017	59,026	1,007	—	240,374
Interest and other financing costs, net(1)	22,566	(57)	13,960	3,694	72,339	—	112,502
Derivatives, net	—	—	—	—	200,187	—	200,187
Other expenses, net	132,978	67,842	2,077	25,829	2,444	(217,625)	13,545
Total costs and expenses	357,758	118,342	209,216	167,210	385,615	(291,595)	946,546
Income (loss) before income taxes	200,631	(39,365)	(64,891)	39,134	(94,123)	—	41,386
Income tax expense (benefit)	73,950	5,743	9	71	2,412	—	82,185
Net income (loss)	$126,681	$(45,108)	$(64,900)	$39,063	$(96,535)	$—	$(40,799)

Consolidated capital expenditures, net	$140,105	$2,599	$5,266	$46,907	$1,655	$—	$196,532

As of June 30, 2026
Property and equipment, net	$1,001,641	$13,999	$1,846,885	$487,042	$1,959	$—	$3,351,526
Total assets	$3,429,540	$132,939	$6,326,648	$3,884,596	$29,688,971	$(39,152,547)	$4,310,147
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)In June 2026, the Company completed the disposition of its interests in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. The operating results of the Equatorial Guinea segment are included in the Company's consolidated results through the date of sale in June 2026. The disposition did not qualify for discontinued operations presentation. See Note 3 - Acquisitions and Divestitures for additional information.

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three months ended June 30, 2025
Revenues and other income:
Oil and gas revenue	$204,706	$64,590	$20,239	$103,100	$—	$—	$392,635
Gain on sale of assets	—	—	—	600	—	—	600
Other income, net	246	—	—	219	13,880	(14,062)	283
Total revenues and other income	204,952	64,590	20,239	103,919	13,880	(14,062)	393,518
Costs and expenses:
Oil and gas production	95,357	39,957	69,141	38,663	—	—	243,118
Exploration expenses	24	(892)	2,119	2,649	169	—	4,069
General and administrative	2,904	1,150	2,575	3,269	44,804	(35,628)	19,074
Depletion, depreciation and amortization	43,624	27,468	12,677	67,364	135	—	151,268
Interest and other financing costs, net(1)	13,242	(62)	5,416	(2,141)	38,379	—	54,834
Derivatives, net	—	—	—	—	(21,566)	—	(21,566)
Other expenses, net	(11,084)	(6,842)	433	1,915	493	21,566	6,481
Total costs and expenses	144,067	60,779	92,361	111,719	62,414	(14,062)	457,278
Income (loss) before income taxes	60,885	3,811	(72,122)	(7,800)	(48,534)	—	(63,760)
Income tax expense (benefit)	21,993	1,493	—	97	397	—	23,980
Net income (loss)	$38,892	$2,318	$(72,122)	$(7,897)	$(48,931)	$—	$(87,740)

Consolidated capital expenditures, net	$37,738	$3,914	$13,105	$31,181	$169	$—	$86,107

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Six months ended June 30, 2025
Revenues and other income:
Oil and gas revenue	$355,959	$98,997	$22,936	$204,878	$—	$—	$682,770
Gain on sale of assets	—	—	—	600	—	—	600
Other income, net	498	—	—	708	60,671	(61,298)	579
Total revenues and other income	356,457	98,997	22,936	206,186	60,671	(61,298)	683,949
Costs and expenses:
Oil and gas production	136,668	56,935	127,242	89,581	—	—	410,426
Exploration expenses	70	1,469	3,737	7,145	1,317	—	13,738
General and administrative	6,189	2,970	5,103	8,453	98,746	(76,132)	45,329
Depletion, depreciation and amortization	88,440	42,568	15,595	125,039	293	—	271,935
Interest and other financing costs, net(1)	24,384	(129)	4,402	(4,161)	82,180	—	106,676
Derivatives, net	—	—	—	—	(14,834)	—	(14,834)
Other expenses, net	(5,888)	(5,317)	1,147	3,262	432	14,834	8,470
Total costs and expenses	249,863	98,496	157,226	229,319	168,134	(61,298)	841,740
Income (loss) before income taxes	106,594	501	(134,290)	(23,133)	(107,463)	—	(157,791)
Income tax expense (benefit)	38,669	892	—	(14)	1,008	—	40,555
Net income (loss)	$67,925	$(391)	$(134,290)	$(23,119)	$(108,471)	$—	$(198,346)

Consolidated capital expenditures, net	$56,696	$2,557	$62,118	$49,513	$1,411	$—	$172,295

As of June 30, 2025
Property and equipment, net	$961,336	$446,405	$2,106,488	$827,437	$16,146	$—	$4,357,812
Total assets	$3,644,403	$2,458,795	$3,352,428	$4,112,600	$25,932,829	$(34,288,049)	$5,213,006
______________________________________
(1)Interest expense is recorded based on actual third-party and intercompany debt agreements. Capitalized interest is recorded on the business unit where the assets reside.
(2)In June 2026, the Company completed the disposition of its interests in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea. The disposition did not qualify for discontinued operations presentation. See Note 3 - Acquisitions and Divestitures for additional information.

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$163,477	$172,766
Consolidated Statement of Cash Flows - Financing activities:
Financing lease	14,951	—
Adjustments:
Changes in capital accruals	5,473	(5,910)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	8,982	13,577
Capitalized interest	(4,096)	(8,510)
Other	7,745	372
Total consolidated capital expenditures, net	$196,532	$172,295
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

Overview

Kosmos Energy is a leading deepwater exploration and production company focused on meeting the world’s growing demand for energy. We have diversified oil and gas production from assets offshore Ghana, Mauritania, Senegal and the Gulf of America. Additionally, in the proven basins where we operate, we are advancing high-quality development opportunities which have come from our exploration success.

Recent Developments

Corporate

In April 2026, during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion for the Facility. Following the closing of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea on June 16, 2026, the Company’s production assets in Equatorial Guinea are no longer included in the borrowing base amount, and, as agreed with the lending syndicate, the borrowing base has been reduced to approximately $1.2 billion.

Ghana

During the second quarter of 2026, Ghana production averaged approximately 105,700 Boepd gross (36,300 Boepd net). Two full Jubilee cargo liftings and one TEN lifting took place in the second quarter of 2026. A third Jubilee cargo began lifting on the last day of the quarter and was completed on July 2, 2026.

Jubilee development drilling continued to progress with a total of four producer wells successfully brought online during the year through the end of July 2026. To complete this year’s development drilling campaign, the final producer well is expected online in the coming days and a water injector well is expected online around the end of the third quarter of 2026.

Gulf of America

Production from the Gulf of America averaged approximately 14,300 Boepd net (~83% oil) for the second quarter of 2026.

On Tiberius, Kosmos (operator) continues to progress the development with our partners. We achieved a final investment decision in March 2026 with first oil targeted in the second half of 2028. Kosmos successfully completed a highly competitive farm-out process in July, with Navitas becoming a 33.33% partner in the project alongside Kosmos (33.34%) and Occidental (33.33%, owner/operator of the host facility). The consideration for the farm-down is a mix of upfront cash, carry for future development capital expenditure, which is expected to cover Kosmos’ spend on the project through 2026 into mid-2027 and future milestone payments.

At Winterfell, the partnership spud Winterfell-5 in April 2026. Winterfell-5 was designed as a twin well to Winterfell-3 in order to restore production from the Winterfell-3 fault block. The Winterfell-5 well was temporarily abandoned in July 2026 by the operator due to challenges experienced during drilling operations arising from issues with the production casing. The partnership is currently evaluating the cause of the casing issue in order to restore production from the Winterfell-3 fault block. In April 2026, production from the Winterfell-2 was shut-in pending a future intervention. The Company maintains insurance coverage that it expects will offset a significant portion of any remediation costs that may be incurred to restore the Winterfell-2 well to normal operations.
Equatorial Guinea
    On June 16, 2026, we completed the sale of all our 40.4% participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea to a subsidiary of Panoro Energy ASA. Pursuant to the terms of the Sale and Purchase Agreement, Kosmos received final cash consideration of approximately $127.0 million, based on the initial purchase price of $180.0 million reduced by certain purchase price adjustments totaling approximately $53.0 million. We are also entitled to future contingent consideration of up to $39.5 million, comprised of $12.5 million linked to future production performance at the Ceiba field and $9.0 million payable in each of the years 2027, 2028 and 2029, subject to certain Block G production and oil price thresholds. Upon closing, the Company recognized a gain on sale of assets of approximately $9.4 million, representing the excess of net proceeds received over the carrying value of the disposal group. Operating results throughout this Form 10-Q continue to include the operating results of the Equatorial Guinea business through the date of sale.

Mauritania and Senegal

Greater Tortue Ahmeyim (GTA) Field

Production in Mauritania and Senegal from GTA averaged approximately 64,300 Boepd gross (15,700 Boepd net) in the second quarter of 2026. Nine gross LNG cargos and one gross condensate cargo lifted in the second quarter of 2026.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America, including the results related to the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information. Certain operating results and statistics for the three and six months ended June 30, 2026 and 2025 are included in the following tables:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	4,571		5,363		8,985		9,023
Gas (MMcf)	12,272		7,120		25,021		11,292
NGL (MBbl)	389		113		492		204
Total (MBoe)	7,005		6,663		13,647		11,109
Total (Boepd)	76,982		73,216		75,399		61,376

Revenues:
Oil sales	$496,291		$354,518		$793,302		$624,923
Gas sales	83,601		36,049		155,705		53,678
NGL sales	27,361		2,068		28,974		4,169
Total oil and gas revenue	$607,253		$392,635		$977,981		$682,770

Average oil sales price per Bbl	$108.57		$66.10		$88.29		$69.26
Average gas sales price per Mcf	6.81		5.06		6.22		4.75
Average NGL sales price per Bbl	70.34		18.30		58.89		20.44
Average total sales price per Boe	$86.68		$58.93		$71.66		$61.46

Costs:
Oil and gas production, excluding workovers	$178,018		$241,306		$305,974		$394,933
Oil and gas production, workovers	1,411		1,812		4,050		15,493
Total oil and gas production costs	$179,429	(1)	$243,118	(1)	$310,024	(1)	$410,426

Depletion, depreciation and amortization	$120,501		$151,268		$240,374		$271,935

Average cost per Boe:
Oil and gas production, excluding workovers	$25.41		$36.22		$22.42		$35.55
Oil and gas production, workovers	0.20		0.27		0.30		1.39
Total oil and gas production costs	$25.61	(1)	$36.49	(1)	$22.72	(1)	$36.94

Depletion, depreciation and amortization	17.20		22.70		17.61		24.48
Total	$42.81		$59.19		$40.33		$61.42
______________________________________
(1)Substantially all NGLs and natural gas sales in Ghana and the Gulf of America are associated production from our oil wells and, therefore, production costs metrics are presented under a common unit of measure. In Mauritania and Senegal, all condensate sales and LNG sales are associated production from our gas wells and the first LNG cargo was successfully completed in April 2025. Oil and gas production costs related to LNG production at the GTA Phase 1 project were $65.8 million and $69.1 million for the three months ended June 30, 2026 and 2025, respectively, and $121.2 million and $127.2 million for the six months ended June 30, 2026 and 2025, respectively. Production costs per Mcfe in Mauritania and Senegal was $6.98 and $23.13 for the three months ended June 30, 2026 and 2025, respectively, and $6.89 and $36.95 for the six months ended June 30, 2026 and 2025. Mauritania and Senegal LNG sales are presented as gas sales in the table.

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of June 30, 2026:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	1	0.39	—	—	5	1.93
TEN	—	—	—	—	—	—	5	1.02
Gulf of America
Winterfell	—	—	1	0.25	—	—	—	—
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Total	—	—	2	0.64	2	0.77	10	2.95
______________________________________

The discussion of the results of operations and the period-to-period comparisons presented below analyze our historical results including the results related to the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information. The following discussion may not be indicative of future results.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$607,253	$392,635	$214,618
Gain on sale of assets	9,421	600	8,821
Other income, net	361	283	78
Total revenues and other income	617,035	393,518	223,517
Costs and expenses:
Oil and gas production	179,429	243,118	(63,689)
Exploration expenses	3,197	4,069	(872)
General and administrative	19,263	19,074	189
Depletion, depreciation and amortization	120,501	151,268	(30,767)
Interest and other financing costs, net	53,700	54,834	(1,134)
Derivatives, net	(51,809)	(21,566)	(30,243)
Other expenses, net	10,281	6,481	3,800
Total costs and expenses	334,562	457,278	(122,716)
Income (loss) before income taxes	282,473	(63,760)	346,233
Income tax expense	97,698	23,980	73,718
Net income (loss)	$184,775	$(87,740)	$272,515

Oil and gas revenue.  Oil and gas revenue increased by $214.6 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily as a result of higher production and sales volumes at Jubilee and GTA and higher average realized oil and gas prices during the three months ended June 30, 2026, partially offset by lower sales volumes in Equatorial Guinea and in the Gulf of America business unit. We sold 7,005 MBoe at an average realized price per barrel equivalent of $86.68 during the three months ended June 30, 2026 and 6,663 MBoe at an average realized price per barrel equivalent of $58.93 during the three months ended June 30, 2025.

Oil and gas production.  Oil and gas production costs decreased by $63.7 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Oil and gas production costs are lower in 2026 across all of our business units primarily as a result of lower routine operating costs in Ghana and GTA.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased by $30.8 million during the three months ended June 30, 2026, as compared with the three months ended June 30, 2025 primarily as a result of lower depletion rates per Boe at Jubilee and in the Gulf of America business unit and no depletion recorded on the Equatorial Guinea assets sold during the quarter, partially offset by higher sales volumes at Jubilee and GTA.

Derivatives, net.  During the three months ended June 30, 2026 and 2025, we recorded a gain of $51.8 million and a gain of $21.6 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense. For the three months ended June 30, 2026 and 2025, changes to our effective tax rates are driven by which tax jurisdictions our income (loss) before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$977,981	$682,770	$295,211
Gain on sale of assets	9,421	600	8,821
Other income, net	530	579	(49)
Total revenues and other income	987,932	683,949	303,983
Costs and expenses:
Oil and gas production	310,024	410,426	(100,402)
Exploration expenses	22,941	13,738	9,203
General and administrative	46,973	45,329	1,644
Depletion, depreciation and amortization	240,374	271,935	(31,561)
Interest and other financing costs, net	112,502	106,676	5,826
Derivatives, net	200,187	(14,834)	215,021
Other expenses, net	13,545	8,470	5,075
Total costs and expenses	946,546	841,740	104,806
Income (loss) before income taxes	41,386	(157,791)	199,177
Income tax expense	82,185	40,555	41,630
Net income (loss)	$(40,799)	$(198,346)	$157,547

Oil and gas revenue.  Oil and gas revenue increased by $295.2 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 primarily as a result of higher production and sales volumes at Jubilee and GTA and higher average realized oil and gas prices during the six months ended June 30, 2026, partially offset by lower sales volumes in Equatorial Guinea and in the Gulf of America business unit. We sold 13,647 MBoe at an average realized price per barrel equivalent of $71.66 during the six months ended June 30, 2026 and 11,109 MBoe at an average realized price per barrel equivalent of $61.46 during the six months ended June 30, 2025.

Oil and gas production.  Oil and gas production costs decreased by $100.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Oil and production costs are lower in 2026 across all of our business units primarily as a result of lower routine operating costs in Ghana and GTA and decreased workover expense in our Gulf of America business unit.

Exploration expenses.  Exploration expenses increased by $9.2 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 primarily as a result of the write-off of exploration leasehold costs during the first quarter of 2026, partially offset by decreased seismic, geological and geophysical studies and related costs for the six months ended June 30, 2026 as part of the Company’s focus on managing costs across our portfolio.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $31.6 million during the six months ended June 30, 2026, as compared with the six months ended June 30, 2025 primarily as a result of lower depletion rates per Boe across our portfolio and no depletion recorded on the Equatorial Guinea assets sold during the period, partially offset by higher sales volumes at Jubilee and GTA.

Interest and other financing costs, net.  Interest and other financing costs, net increased $5.8 million during the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily driven by higher interest rates on outstanding debt and lower capitalized interest in 2026.

Derivatives, net.  During the six months ended June 30, 2026 and 2025, we recorded a loss of $200.2 million and a gain of $14.8 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense. For the six months ended June 30, 2026 and 2025, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

As such, our capital budget for the second half of 2026 is based on our exploitation plans for our producing assets in Ghana, Mauritania, Senegal and the Gulf of America, and our development activities in the Gulf of America and in Mauritania and Senegal.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$281,566	$126,280
Borrowings under long-term debt	124,167	200,000
Net proceeds from issuance of senior notes and bonds	350,000	—
Net proceeds from issuance of common stock	206,440	—
Proceeds on sale of assets	127,034	—
	1,089,207	326,280
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	163,477	172,766
Notes receivable and other investing activities	11,598	86,791
Payments on long-term debt	504,738	100,000
Repurchase and redemption of senior notes	347,184	—
Payments on finance lease	14,951	—
Other financing costs	8,772	1
	1,050,720	359,558
Increase (decrease) in cash, cash equivalents and restricted cash	$38,487	$(33,278)

Net cash provided by operating activities.  Net cash provided by operating activities for the six months ended June 30, 2026 was $281.6 million compared with net cash provided by operating activities for the six months ended June 30, 2025 of $126.3 million. The increase in cash provided by operating activities in the six months ended June 30, 2026 when compared to the same period in 2025 is primarily a result of higher production and sales volumes at Jubilee and GTA, higher average realized oil and gas prices, lower routine oil and gas production costs across all of our business units and decreased workover expense in our Gulf of America business unit.

The following table presents our liquidity and financial position as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Outstanding debt principal balances:
Facility	$773,000	$1,200,000
7.125% Senior Notes	—	100,000
7.750% Senior Notes	99,973	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
11.250% Senior Secured Bonds	350,000	—
GoA Term Loan Facility	196,429	150,000
Total long-term debt	2,719,676	3,100,274
Cash and cash equivalents	102,137	91,518
Total restricted cash (1)	54,094	26,226
Net debt(2)	$2,563,445	$2,982,530

Availability under the Facility	$440,220	$150,000
Availability under the GoA Term Loan Facility	$—	$100,000
Available borrowings plus cash and cash equivalents	$542,357	$341,518
(1)When our debt cover ratio exceeds 2.50x, we are required under the Facility to maintain a restricted cash balance that is sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the March 31, 2026 financial covenant test date. During the second quarter of 2026, the Facility lenders agreed to reduce the amount of the required restricted cash balance to three months of interest and fees until the September 30, 2026 financial covenant test date, after which the amount of the required restricted cash balance will be determined as usual. Our debt cover ratio for the most recent March 31, 2026 financial covenant test date exceeded 2.50x and the estimated restricted cash funding requirement is approximately $23.5 million. As of June 30, 2026, we have funded approximately $23.5 million into the debt service reserve account as required under the terms of the Facility.
(2)Excludes $73.2 million TEN FPSO finance lease liability. For purposes of the debt cover ratio calculation under the Facility, the finance lease liability is included in net debt.

Capital Expenditures and Investments

For our capital expenditure budget for the second half of 2026, we expect to incur capital costs as we:

•    drill additional infill wells in Ghana and the Gulf of America; and

•    advance development efforts in the Gulf of America and in Mauritania and Senegal.

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

2026 Capital Program
We estimate we will spend in aggregate around $350 million of capital for the year ending December 31, 2026, excluding any acquisitions or divestiture of oil and gas properties during the year. This capital expenditure budget consists of:
•Approximately $290 million related to maintenance activities and infill development drilling across our producing Ghana and Gulf of America assets, including the TEN FPSO purchase payments;

•Approximately $60 million related to progressing our development programs in the Gulf of America and in Mauritania and Senegal and includes first half 2026 integrity spend in Equatorial Guinea.

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. In April 2026 during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion. The borrowing base amount was based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. Following the closing of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea on June 16, 2026, the Company’s production assets in Equatorial Guinea are no longer included in the borrowing base amount, and, as agreed with the lending syndicate, the borrowing base has been reduced to approximately $1.2 billion. As of June 30, 2026, borrowings under the Facility totaled approximately $0.8 billion and the undrawn availability under the Facility was approximately $440 million. Final maturity of the Facility is December 31, 2029.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. The available facility amount is subject to borrowing base constraints and, beginning on April 1, 2027, outstanding borrowings will be constrained by an amortization schedule. The Facility has a final maturity date of December 31, 2029. As of June 30, 2026, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

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
Senior Notes

We have three series of senior notes outstanding as of June 30, 2026, which we collectively refer to as the “Senior Notes.” In January 2026, we used the net proceeds of $98.5 million from funding the second tranche of the GoA Term Loan Facility, together with cash on hand, to fund the redemption of the remaining $100.0 million of the 7.125% Senior Notes due 2026. Our 7.750% Senior Notes have an outstanding balance of $100.0 million and mature on May 1, 2027. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 8.750% Senior Notes have an outstanding balance of $500.0 million and mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
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
Interest on outstanding loans under the GoA Term Loan Facility is payable quarterly in arrears at a rate per annum equal to 3.75% plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published. The GoA Term Loan Facility matures in 2029.
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
Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of June 30, 2026, and the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							June 30,
	2026(2)	2027	2028	2029	2030	Thereafter	Total	2026
	(In thousands, except percentages)
Fixed rate debt:
7.750% Senior Notes	$—	$99,973	$—	$—	$—	$—	$99,973	$99,456
7.500% Senior Notes	—	—	400,274	—	—	—	400,274	381,313
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	409,555
3.125% Convertible Senior Notes	—	—	—	—	400,000	—	400,000	293,572
11.250% Senior Secured Bonds	—	—	—	—	—	350,000	350,000	359,482

Variable rate debt:
Weighted average interest rate	8.53%	9.07%	9.31%	9.54%	—%	—%
Facility(1)	$—	$144,436	$258,143	$370,421	$—	$—	$773,000	$773,000
GoA Term Loan Facility	15,110	60,439	60,440	60,440	—	—	196,429	196,429

Total principal debt repayments	$15,110	$304,848	$718,857	$430,861	$400,000	$850,000	$2,719,676
Interest & commitment fee payments on long-term debt	124,360	215,766	168,841	122,543	89,375	63,438	784,323
Operating leases(3)	2,017	3,951	3,744	3,176	—	—	12,888
Finance lease	24,504	52,514	—	—	—	—	77,018
Purchase obligations(4)	12,682	21,270	—	—	—	—	33,952
Decommissioning Trust Funds(5)	—	8,284	8,284	8,284	8,284	77,865	111,001
Firm transportation commitments	1,964	2,315	—	—	—	—	4,279
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of June 30, 2026. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter.
(2)Represents the period July 1, 2026 through December 31, 2026.
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
(5)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $111.0 million as of June 30, 2026, net to Kosmos, which will be funded annually by Kosmos over an estimated fourteen year period. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

As of June 30, 2026, we have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development as part of the license extensions of WCTP and DT Petroleum Agreements in Ghana.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the six months ended June 30, 2026:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2025	$50,497
Changes in contract fair value	(262,292)
Contract maturities	198,684
Fair value of contracts outstanding as of June 30, 2026	$(13,111)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, which have historically been very volatile. Substantially all of our oil sales are indexed against Dated Brent, and Heavy Louisiana Sweet. Oil prices in the first six months of 2026 ranged between $60.98 and $144.42 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility during the first six months of 2026.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of June 30, 2026. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			June 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2026(2)
									(In thousands)
2026:
Jul - Dec	Three-way collars	Dated Brent	1,000	—	—	50.00	60.00	75.51	(3,149)
Jul - Dec	Swaps(1)	Dated Brent	500	—	72.46	—	—	100.00	(633)
Jul - Dec	Swaps(1)	Dated Brent	1,000	—	69.70	55.00	—	—	(3,260)
Jul - Dec	Swaps(1)	NYMEX WTI	750	—	64.83	50.00	—	—	(3,183)
2027:
Jan - Dec	Three-way collars	Dated Brent	2,000	$0.40	$—	$47.50	$60.00	$75.00	$(8,126)
Jan - Jun	Three-way collars	Dated Brent	2,000	0.03	—	55.00	70.00	85.00	482
Jan - Dec	Three-way collars	NYMEX WTI	1,000	0.50	—	55.00	70.00	90.00	3,901
__________________________________
(1)Includes option contracts sold to counterparties to enhance Swaps.
(2)Fair values are based on the average forward oil prices on June 30, 2026.

In July 2026, we entered into Dated Brent two-way collar contracts for 2.0 MMBbl from January 2027 through December 2027 with a weighted average floor price of $67.50 per barrel and a ceiling price of $90.00 per barrel.
At June 30, 2026, our open commodity derivative instruments were in a net liability position of $14.0 million. As of June 30, 2026, a hypothetical 10% price increase in the oil price curves would decrease future pre-tax earnings by approximately $38.4 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $39.5 million.
Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoA Term Loan Facility as of June 30, 2026 total approximately $969.4 million. The current weighted average interest rate on this indebtedness was approximately 8.2%, and is subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10%, at this level of floating rate debt, we would pay an estimated additional $3.8 million interest expense per year on the Facility and GoA Term Loan Facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the GTA FPSO arrangement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 5.    Other Information.

Rule 10b5-1 and Non Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, certain of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows.

On May 27, 2026, Sir John Grant terminated a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Sir John Grant’s plan was previously adopted on March 4, 2026, for the sale of up to 43,466 shares of our common stock on June 3, 2026, in order to cover income tax liability from the vesting of restricted share units that were granted to him under the Company’s Long Term Incentive Plan. The plan was never utilized.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	August 3, 2026	/s/ NEAL D. SHAH
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