Form 10-Q
period 2026-09-30
Kosmos Energy Ltd.
filed 2026-11-02
CIK 1509991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2026
Common Shares, $0.01 par value	595,551,401

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

“GoA net leverage ratio”	The “GoA net leverage ratio” is broadly defined, as of any date of determination, as the ratio of (a) total net debt, excluding restricted cash, of Kosmos Energy Gulf of Mexico Operations, LLC, as of such date to (b) EBITDAX of Kosmos Energy Gulf of Mexico Operations, LLC for the rolling period ending on such date (or in the case of any calculation of the total net leverage ratio on any date other than the last day of a rolling period, for the most recently ended rolling period for which financial statements are available).
“GoA Term Loan Facility”	Senior Secured Term Loan Credit Agreement dated September 24, 2025
“Greater Tortue Ahmeyim”	Ahmeyim and Guembeul discoveries.
“GTA Nordic bonds”	11.250% senior secured bonds due in 2031 in the Nordic Market
“GTA UUOA”	Unitization and Unit Operating Agreement covering the Greater Tortue Ahmeyim Unit.
“HLS”	Heavy Louisiana Sweet.
“Jubilee UUOA”	Unitization and Unit Operating Agreement covering the Jubilee Unit.
“Interest cover ratio”	The “interest cover ratio” is broadly defined, for each applicable calculation date, as the ratio of (x) the aggregate EBITDAX (see above) of the Company for the previous twelve months, to (y) interest expense less interest income for the Company for the previous twelve months.
“LNG”	Liquefied natural gas.
“Loan life cover ratio”	The “loan life cover ratio” is broadly defined, for each applicable forecast period, as the ratio of (x) net present value of forecasted net cash flow through the final maturity date of the Facility plus the net present value of forecasted capital expenditures incurred in relation to the Ghana assets to (y) the aggregate loan amounts outstanding under the Facility.
“LSE”	London Stock Exchange.
“LTIP”	Long Term Incentive Plan.
“MBbl”	Thousand barrels of oil.
“MBoe”	Thousand barrels of oil equivalent.
“Mcf”	Thousand cubic feet of natural gas.
“Mcfe”	Thousand cubic feet of natural gas equivalent.

“Mcfpd”	Thousand cubic feet per day of natural gas.
“MMBbl”	Million barrels of oil.
“MMBoe”	Million barrels of oil equivalent.
“MMBtu”	Million British thermal units.
“MMcf”	Million cubic feet of natural gas.
“MMcfd”	Million cubic feet per day of natural gas.
“MMTPA”	Million metric tonnes per annum.
“Natural gas liquid” or “NGL”	Components of natural gas that are separated from the gas state in the form of liquids. These include propane, butane, and ethane, among others.
“Net debt”	Total long-term debt less cash and cash equivalents and total restricted cash.
“NYSE”	New York Stock Exchange.
“Petroleum contract”	A contract in which the owner of hydrocarbons gives an E&P company temporary and limited rights, including an exclusive option to explore for, develop, and produce hydrocarbons from the lease area.
“Petroleum system”	A petroleum system consists of organic material that has been buried at a sufficient depth to allow adequate temperature and pressure to expel hydrocarbons and cause the movement of oil and natural gas from the area in which it was formed to a reservoir rock where it can accumulate.
“Plan of development” or “PoD”	A written document outlining the steps to be undertaken to develop a field.
“Productive well”	An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
“Prospect(s)”	A potential trap that may contain hydrocarbons and is supported by the necessary amount and quality of geologic and geophysical data to indicate a probability of oil and/or natural gas accumulation ready to be drilled. The five required elements (generation, migration, reservoir, seal and trap) must be present for a prospect to work and if any of these fail neither oil nor natural gas may be present, at least not in commercial volumes.
“Proved reserves”	Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions, as well as additional reserves expected to be obtained through confirmed improved recovery techniques, as defined in SEC Regulation S‑X 4‑10(a)(2).
“Proved developed reserves”	Those proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.
“Proved undeveloped reserves”	Those proved reserves that are expected to be recovered from future wells and facilities, including future improved recovery projects which are anticipated with a high degree of certainty in reservoirs which have previously shown favorable response to improved recovery projects.
“RSC”	Ryder Scott Company, L.P.
“SOFR”	Secured Overnight Financing Rate
“SEC”	Securities and Exchange Commission.
“7.125% Senior Notes”	7.125% Senior Notes due 2026.
“7.750% Senior Notes”	7.750% Senior Notes due 2027.
“7.500% Senior Notes”	7.500% Senior Notes due 2028.
“8.750% Senior Notes”	8.750% Senior Notes due 2031.
“SMH”	Societe Mauritanienne des Hydrocarbures
“Stratigraphy”	The study of the composition, relative ages and distribution of layers of sedimentary rock.
“Stratigraphic trap”	A stratigraphic trap is formed from a change in the character of the rock rather than faulting or folding of the rock and oil is held in place by changes in the porosity and permeability of overlying rocks.
“Structural trap”	A topographic feature in the earth’s subsurface that forms a high point in the rock strata. This facilitates the accumulation of oil and gas in the strata.
“TEN”	Tweneboa, Enyenra and Ntomme.

“Tortue Phase 1 SPA”	Greater Tortue Ahmeyim Agreement for a Long Term Sale and Purchase of LNG.
“Trap”	A configuration of rocks suitable for containing hydrocarbons and sealed by a relatively impermeable formation through which hydrocarbons will not migrate.
“Tullow”	Tullow Oil plc.
“Undeveloped acreage”	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains discovered resources.
“WCTP”	West Cape Three Points.

KOSMOS ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,749	$91,518
Restricted cash	23,622	—
Receivables	96,853	103,472
Inventories	142,390	172,640
Prepaid expenses and other	14,743	12,428
Derivatives	—	47,816
Total current assets	381,357	427,874

Property and equipment, net	3,309,462	3,733,784

Other assets:
Restricted cash	30,826	26,226
Long-term receivables	483,049	458,793
Deferred tax assets	2,740	3,946
Derivatives	18	2,681
Other	56,124	43,322
Total assets	$4,263,576	$4,696,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$141,816	$202,555
Accrued liabilities	376,130	237,609
Current maturities of long-term debt	95,303	132,143
Derivatives	97,263	—
Total current liabilities	710,512	572,307
Long-term liabilities:
Long-term debt, net	2,492,138	2,920,616
Derivatives	10,809	—
Asset retirement obligations	210,973	327,016
Deferred tax liabilities	143,340	305,924
Other long-term liabilities	26,622	42,173
Total long-term liabilities	2,883,882	3,595,729
Stockholders’ equity:
Preference shares, $0.01 par value; 200,000,000 authorized shares; zero issued at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 2,000,000,000 authorized shares; 639,750,920 and 522,590,223 issued at September 30, 2026 and December 31, 2025, respectively	6,398	5,226
Additional paid-in capital	2,765,856	2,542,627
Accumulated deficit	(1,866,065)	(1,782,256)
Treasury stock, at cost, 44,263,269 shares at September 30, 2026 and December 31, 2025, respectively	(237,007)	(237,007)
Total stockholders’ equity	669,182	528,590
Total liabilities and stockholders’ equity	$4,263,576	$4,696,626
See accompanying notes.

KOSMOS ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues and other income:
Oil and gas revenue	$410,059	$310,959	$1,388,040	$993,729
Gain (loss) on sale of assets	(339)	—	9,082	600
Other income, net	160	270	690	849
Total revenues and other income	409,880	311,229	1,397,812	995,178
Costs and expenses:
Oil and gas production	101,756	147,696	411,780	558,122
Exploration expenses	4,239	54,948	27,180	68,686
General and administrative	18,682	12,886	65,655	58,215
Depletion, depreciation and amortization	112,228	141,514	352,602	413,449
Interest and other financing costs, net	53,746	57,919	166,248	164,595
Derivatives, net	133,876	(3,646)	334,063	(18,480)
Other expenses, net	12,680	6,384	26,225	14,854
Total costs and expenses	437,207	417,701	1,383,753	1,259,441
Income (loss) before income taxes	(27,327)	(106,472)	14,059	(264,263)
Income tax expense	15,683	17,827	97,868	58,382
Net loss	$(43,010)	$(124,299)	$(83,809)	$(322,645)

Net loss per share:
Basic	$(0.07)	$(0.26)	$(0.15)	$(0.68)
Diluted	$(0.07)	$(0.26)	$(0.15)	$(0.68)

Weighted average number of shares used to compute net loss per share:
Basic	595,470	478,254	565,363	477,344
Diluted	595,470	478,254	565,363	477,344

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
2026:
Balance as of December 31, 2025	522,590	$5,226	$2,542,627	$(1,782,256)	$(237,007)	$528,590
Equity-based compensation	—	—	5,950	—	—	5,950
Restricted stock units	2,698	27	(27)	—	—	—
Public offering of common stock	112,125	1,121	205,022	—	—	206,143
Net loss	—	—	—	(225,574)	—	(225,574)
Balance as of March 31, 2026	637,413	6,374	2,753,572	(2,007,830)	(237,007)	515,109
Equity-based compensation	—	—	5,018	—	—	5,018
Restricted stock units	714	7	(7)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(5)	—	—	(5)
Net income	—	—	—	184,775	—	184,775
Balance as of June 30, 2026	638,127	6,381	2,758,578	(1,823,055)	(237,007)	704,897
Equity-based compensation	—	—	7,295	—	—	7,295
Restricted stock units	1,624	17	(17)	—	—	—
Net loss	—	—	—	(43,010)	—	(43,010)
Balance as of September 30, 2026	639,751	$6,398	$2,765,856	$(1,866,065)	$(237,007)	$669,182

2025:
Balance as of December 31, 2024	516,159	$5,162	$2,514,739	$(1,082,470)	$(237,007)	$1,200,424
Equity-based compensation	—	—	8,362	—	—	8,362
Restricted stock units	6,009	60	(60)	—	—	—
Net loss	—	—	—	(110,606)	—	(110,606)
Balance as of March 31, 2025	522,168	5,222	2,523,041	(1,193,076)	(237,007)	1,098,180
Equity-based compensation	—	—	7,345	—	—	7,345
Restricted stock awards and units	315	3	(3)	—	—	—
Tax withholdings and cash settlements on restricted stock units	—	—	(1)	—	—	(1)
Net loss	—	—	—	(87,740)	—	(87,740)
Balance as of June 30, 2025	522,483	5,225	2,530,382	(1,280,816)	(237,007)	1,017,784
Equity-based compensation	—	—	5,302	—	—	5,302
Restricted stock units	34	—	—	—	—	—
Net loss	—	—	—	(124,299)	—	(124,299)
Balance as of September 30, 2025	522,517	$5,225	$2,535,684	$(1,405,115)	$(237,007)	$898,787

See accompanying notes.

KOSMOS ENERGY LTD.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(83,809)	$(322,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization (including deferred financing costs)	360,581	419,111
Deferred income taxes	(35,287)	686
Unsuccessful well costs and leasehold impairments	14,313	51,373
Change in fair value of derivatives	369,306	(10,675)
Cash settlements on derivatives, net (including $(175.5) million and $7.3 million on commodity hedges during 2026 and 2025)	(210,755)	2,801
Equity-based compensation	18,411	21,009
Gain on sale of assets	(9,082)	(600)
Debt modifications and extinguishments	(1,016)	—
Other	(24,805)	(11,492)
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,711)	76,488
(Increase) decrease in inventories and prepaid expenses	13,039	(42)
Increase (decrease) in accounts payable and accrued liabilities	37,365	(127,302)
Net cash provided by operating activities	445,550	98,712
Investing activities
Oil and gas assets	(228,002)	(244,133)
Proceeds on sale of assets	127,034	—
Notes receivable and other investing activities	(11,598)	(86,791)
Net cash used in investing activities	(112,566)	(330,924)
Financing activities
Borrowings under long-term debt	151,167	375,000
Payments on long-term debt	(569,848)	(150,000)
Net proceeds from issuance of senior notes and bonds	350,000	—
Repurchase and redemption of senior notes	(397,184)	—
Net proceeds from issuance of common stock	206,440	—
Payments on finance lease	(24,270)	—
Other financing costs	(8,836)	(1)
Net cash provided by (used in) financing activities	(292,531)	224,999
Net increase (decrease) in cash, cash equivalents and restricted cash	40,453	(7,213)
Cash, cash equivalents and restricted cash at beginning of period	117,744	85,277
Cash, cash equivalents and restricted cash at end of period	$158,197	$78,064

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$156,481	$121,475
Income taxes, net of refund received	$101,869	$90,324

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

Cash, Cash Equivalents and Restricted Cash

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$103,749	$91,518
Restricted cash - current	23,622	—
Restricted cash - long-term	30,826	26,226
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$158,197	$117,744

Cash and cash equivalents include demand deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. Previously, when our debt cover ratio exceeded 2.50x, we were required under the Facility to maintain a restricted cash balance that was sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. Our debt cover ratio for the most recent September 30, 2026 financial covenant test date exceeded 2.50x. As of September 30, 2026, we had funded approximately $23.6 million into the debt service reserve account as required under the terms of the Facility. However, following the amendment and restatement of the Facility in October 2026, the requirement to fund the debt service reserve account has been removed and therefore the $23.6 million of previously restricted cash has become unrestricted in the fourth quarter of 2026.

Restricted cash – long-term primarily represents cash and cash equivalents collateralized, in accounts held by us, as required to support existing performance obligations in the Gulf of America.

Inventories

Inventories consisted of $129.8 million and $144.9 million of materials and supplies and $12.6 million and $27.7 million of hydrocarbons as of September 30, 2026 and December 31, 2025, respectively. The Company’s materials and supplies inventory primarily consists of casing and wellheads and is stated at the lower of cost, using the weighted average cost method, or net realizable value.

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

Oil and gas revenue is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues from contracts with customers:
Ghana	$218,149	$143,134	$834,181	$508,818
Equatorial Guinea	—	40,753	71,951	137,631
Mauritania|Senegal	66,394	39,343	212,256	62,279
Gulf of America	98,654	88,693	304,895	293,572
Total revenues from contracts with customers	383,197	311,923	1,423,283	1,002,300
Provisional sales contracts	26,862	(964)	(35,243)	(8,571)
Oil and gas revenue	$410,059	$310,959	$1,388,040	$993,729

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our purchasers and/or of the purchasers identified by our marketing agents would not have a long‑term material adverse effect on our financial position or results of Ghana operations. Customers in our Gulf of America and Mauritania | Senegal business units that comprise 10% or more of our total consolidated oil and gas revenue for the three and nine months ended September 30, 2026 and 2025, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Percentage)
Customer
BP plc	16%	27%	13%	21%
Shell Trading (US) Company	23%	5%	21%	5%

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

In July 2026, the Company completed the assignment of a 16.66% participating interest in Keathley Canyon Blocks 920, 963 and 964 in the Gulf of America, including the Tiberius #1 well and related development assets, to Navitas Petroleum US, LLC. Following the transaction, the Company’s participating interest was reduced to 33.34%, effective January 1, 2026. Consideration for the transaction included approximately $6.9 million of cash received at closing, a carry for future development capital expenditures, and contingent future milestone payments.

4. Receivables

Receivables consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Joint interest billings, net	$14,274	$17,255
Oil and gas sales	75,373	56,700
Other current receivables	7,206	29,517
Total receivables	$96,853	$103,472

Long-term receivables	$483,049	$458,793

The Company’s joint interest billings consist of receivables from partners with interests in common oil and gas properties operated by the Company for shared costs. Joint interest billings are classified as current and long-term receivables based on when collection is expected to occur.

Long-term receivables

In February 2019, Kosmos and BP signed Carry Advance Agreements with the national oil companies of Mauritania and Senegal obligating us to finance a portion of the respective national oil company’s share of certain development and production costs incurred for the GTA Phase 1 project through the Commercial Operations Date of the Gimi FLNG vessel. The Commercial Operations Date of the Gimi FLNG vessel was achieved in June 2025. As of September 30, 2026 and December 31, 2025, the balance due from the national oil companies including accrued interest was $460.8 million and $437.1 million, respectively, which is classified as Long-term receivables in our consolidated balance sheets. Interest income on the long-term notes receivable was $9.9 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively, and $23.7 million and $18.0 million for the nine months ended September 30, 2026 and 2025.

5. Property and Equipment

Property and equipment is stated at cost and consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Oil and gas properties:
Proved properties	$7,834,387	$8,301,679
Unproved properties	204,310	210,161
Total oil and gas properties	8,038,697	8,511,840
Accumulated depletion	(4,731,377)	(4,780,826)
Oil and gas properties, net	3,307,320	3,731,014

Other property	69,276	68,255
Accumulated depreciation	(67,134)	(65,485)
Other property, net	2,142	2,770

Property and equipment, net	$3,309,462	$3,733,784

The decrease in proved properties during the nine months ended September 30, 2026 was primarily attributable to the sale of the Ceiba and Okume Complex production assets in Block G offshore Equatorial Guinea in June 2026 (see Note 3 - Acquisitions and Divestitures). This decrease was partially offset by additions to proved properties during the period, primarily related to infill development activities in the Jubilee Field in Ghana and the Winterfell-5 well in the Gulf of America. Additionally, in February 2026, Tullow Oil plc, as Operator of the TEN partnership, executed the final Sale and Purchase Agreement enabling the partnership to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. As a result, proved property additions during the nine months ended September 30, 2026 include $88.2 million representing our proportionate share of the finance lease asset, with a corresponding finance lease liability in accrued liabilities. These non-cash impacts are excluded from the statement of cash flows.

Depletion expense was $106.6 million and $131.7 million for the three months ended September 30, 2026 and 2025, respectively, and $330.1 million and $384.8 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Suspended Well Costs

The following table reflects the Company’s capitalized exploratory well costs on drilled wells as of and during the nine months ended September 30, 2026.

September 30, 2026
(In thousands)
Beginning balance	$73,141
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,077
Reclassification due to determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance	$78,218

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for more than one year since the completion of drilling:

	September 30, 2026	December 31, 2025
	(In thousands, except project counts)
Exploratory well costs capitalized for a period of one year or less	$—	$—
Exploratory well costs capitalized for a period of one to five years	78,218	73,141
Exploratory well costs capitalized for a period of six to ten years	—	—
Ending balance	$78,218	$73,141
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

As of September 30, 2026, the projects with exploratory well costs capitalized for more than one year since the completion of drilling are related to the Tiberius discovery in Keathley Canyon Block 964 in the Outer Wilcox play in the Gulf of America.

Tiberius Discovery — In July 2023, we spud the Tiberius infrastructure-led exploration prospect located in Block 964 of Keathley Canyon in the Gulf of America, which encountered hydrocarbon pay. Initial fluid and core analysis supports the production potential of the well, with characteristics analogous with similar nearby discoveries in the Wilcox trend. In July 2026, we completed a farm-out of Tiberius, reducing our interest to 33.34%. The Tiberius project is being progressed as a phased development. A production handling agreement for the Occidental operated Lucius platform was signed in the third quarter of 2025, contracts for the fabrication and installation of the Tiberius subsea production system have been executed and a final investment decision for the development was achieved by the partnership in March 2026.

7. Leases

We have commitments under operating leases primarily related to office leases and as well as the commitment under the TEN FPSO finance lease. Our leases have initial lease terms ranging from one year to ten years. Certain lease agreements contain provisions for future rent increases.

Other information related to operating and finance leases at September 30, 2026 and December 31, 2025, is as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Balance sheet classifications
Operating leases
Other assets (right-of-use assets)	$8,087	$10,059
Accrued liabilities (current maturities of leases)	3,126	2,777
Other long-term liabilities (non-current maturities of leases)	7,060	9,438
Finance leases
Property and equipment, net(1)	68,755	—
Accrued liabilities	63,884	—
(1)    Represents proved property additions for the Company’s proportionate share of the TEN FPSO finance lease asset of $88.2 million, partially offset by depletion expense of approximately $19.4 million during the nine months ended September 30, 2026.
Future minimum rental commitments under our leases as of September 30, 2026, are as follows:

	Operating Leases(1)	Financing Leases(1)
	(In thousands)
2026(2)	$1,011	$13,536
2027	3,952	52,514
2028	3,744	—
2029	3,176	—
2030	—	—
Thereafter	—	—
Total undiscounted lease payments	$11,883	$66,050
Less: Imputed interest	(1,697)	(2,166)
Total lease liabilities	$10,186	$63,884
__________________________________
(1)    Does not include purchase commitments for jointly owned fields and facilities where we are not the operator and excludes commitments for exploration activities, including well commitments, in our petroleum contracts.
(2)    Represents the period October 1, 2026 through December 31, 2026

8. Debt

	September 30, 2026	December 31, 2025
	(In thousands)
Outstanding debt principal balances:
Facility	$750,000	$1,200,000
7.125% Senior Notes	—	100,000
7.750% Senior Notes	49,973	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
11.250% Senior Secured Bonds	350,000	—
GoA Term Loan Facility	181,319	150,000
Total long-term debt	2,631,566	3,100,274
Unamortized deferred financing costs and discounts(1)	(44,125)	(47,515)
Total debt, net	2,587,441	3,052,759
Less: Current maturities of long-term debt	(95,303)	(132,143)
Long-term debt, net	$2,492,138	$2,920,616
(1)Includes $20.3 million and $24.3 million of unamortized deferred financing costs related to the Facility, $7.3 million and $10.4 million of unamortized deferred financing costs and discounts related to the Senior Notes, and $7.5 million and $9.0 million of unamortized deferred financing costs related to the 3.125% Convertible Senior Notes, $6.0 million and $0.8 million of unamortized deferred financing costs related to the 11.250% Senior Secured Bonds and $3.0 million and $3.0 million of unamortized deferred financing costs related to the GoA Term Loan Facility as of September 30, 2026 and December 31, 2025, respectively.

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. In April 2026, during the Spring 2026 redetermination, the Company’s lending syndicate approved a borrowing base at approximately $1.25 billion. The borrowing base amount was based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Company’s production assets in Ghana and Equatorial Guinea. Following the closing of the sale of all our participating interest in the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea on June 16, 2026, the Company’s production assets in Equatorial Guinea are no longer included in the borrowing base amount, and, as agreed with the lending syndicate, the borrowing base was reduced to approximately $1.2 billion. As of September 30, 2026, borrowings under the Facility totaled approximately $750.0 million and the undrawn availability under the Facility was approximately $463.0 million.

Prior to the amendment and restatement of the Facility in October 2026, when our debt cover ratio exceeded 2.50x, we were required under the Facility to maintain a restricted cash balance that was sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever was greater. During the first quarter of 2025, the Facility lenders waived the requirement to maintain a restricted cash balance until the financial covenant test date to be calculated on March 31, 2026. During the second quarter of 2026, the Facility lenders agreed to reduce the amount of the required restricted cash balance to three months of interest and fees until the September 30, 2026 financial covenant test date, after which the amount of the required restricted cash balance was to be determined as usual. Our debt cover ratio for the most recent September 30, 2026 financial covenant test date exceeded 2.50x. As of September 30, 2026 we funded approximately $23.6 million into the debt service reserve account, as required under the terms of the Facility. However, following the amendment and restatement of the Facility in October 2026, the requirement to fund the debt service reserve account has been removed and therefore the $23.6 million of previously restricted cash has become unrestricted in the fourth quarter of 2026.

We were in compliance with the financial covenants contained in the Facility as of the most recent assessment date. Post the amendment and restatement of the Facility in October 2026, the debt cover ratio returns to the originally agree upon ratio of 3.5x for assessment dates going forward.

The Facility provides a revolving credit and letter of credit facility. As of September 30, 2026, we had no letters of credit issued under the Facility.

In October 2026, the Company amended and restated the Facility. The amendment includes the following material changes: an extension in the tenor by approximately 3.25 years (final maturity date now occurs April 1, 2033), a change in the applicable interest margin to 4.50% for the first three years, with subsequent increases during the amortization period, the addition of a new minimum liquidity covenant requiring the Company to maintain a minimum liquidity of $200 million, to be tested semi-annually beginning on March 31, 2027 and the functional removal of the debt service reserve account. The Facility size has been reduced to $1.2 billion in line with total commitments.
As amended, interest on the Facility is the aggregate of the applicable margin (4.50% to 5.75%, depending on the length of time that has passed from the date the Facility was entered into), plus the term SOFR reference rate administered by CME Group Benchmark Administration Limited for the relevant period published. Interest is payable on the last day of each interest period (and, if the interest period is longer than six months, on the dates falling at six-month intervals after the first day of the interest period). We pay commitment fees on the undrawn and unavailable portion of the total commitments, if any. Commitment fees are equal to 30% per annum of the then-applicable respective margin when a commitment is available for utilization and, equal to 20% per annum of the then-applicable respective margin when a commitment is not available for utilization. We recognize interest expense in accordance with ASC 835 — Interest, which requires interest expense to be recognized using the effective interest method. We determined the effective interest rate based on the estimated level of borrowings under the Facility.

The amended and restated Facility contains customary cross default provisions.

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
In September 2024, the Company completed the repurchase of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes pursuant to the Tender Offers. In the first half of 2026, the Company used a portion of the net proceeds from the Nordic bond offering to fund the repurchase of an aggregate principal amount of $250.0 million of the 7.750% Senior Notes pursuant to the Company’s cash tender offer announced on January 12, 2026 and open market repurchases. In September 2026, the Company completed redemptions of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes, leaving approximately $50.0 million outstanding at September 30, 2026. The 7.750% Senior Notes contain customary cross default provisions.
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
In September 2024, the Company completed the repurchase of an aggregate principal amount of approximately $49.7 million of the 7.500% Senior Notes pursuant to the Tender Offers. The 7.500% Senior Notes contain customary cross default provisions.
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
The Company recorded the 3.125% Convertible Senior Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $9.6 million and has presented the 3.125% Convertible Senior Notes as a single financial instrument in Long-term debt, net in our consolidated balance sheet. No portion of the embedded derivatives required bifurcation from the host debt contract. As of September 30, 2026, the effective annual interest rate on the 3.125% Convertible Senior Notes is approximately 3.70%, including amortization of debt issuance costs.
The conversion rate for the 3.125% Convertible Senior Notes is initially 142.4501 shares of our common stock per $1,000 principal amount of 3.125% Convertible Senior Notes (which is the equivalent to an initial conversion price of approximately $7.02 per share of our common stock), subject to adjustments. As of September 30, 2026, no shares have been converted.
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

The net proceeds were used, together with cash on hand, to fund the redemption of $250.0 million in aggregate of the 7.125% Senior Notes due 2026. On March 24, 2026, we made a voluntary prepayment of $53.6 million against the GoA Term Loan. On May 1, 2026, the GoA Term Loan Facility was amended to apply this prepayment in full satisfaction of the scheduled principal amount due on the first scheduled amortization payment date on June 30, 2026, and then ratably to all remaining scheduled principal payments of the outstanding loans. The amendment also deferred all future scheduled amortization payment dates in 2026, 2027 and 2028 such that they will now be due on October 1, January 1, April 1 and July 1 in each of 2026, 2027 and 2028. On September 30, 2026, we paid the scheduled principal payment of $15.1 million against the GoA Term Loan, satisfying the remaining 2026 obligations.

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
The Bond Terms governing the GTA Nordic bonds also require Kosmos Energy GTA Holdings to maintain certain financial covenants including:
•Minimum Liquidity (as defined in the Bond Terms) of not less than $17.5 million or 5% of the outstanding GTA Nordic bonds, whichever is greater; and
•an Asset Coverage Ratio (as defined in the Bond Terms) of at least 1.25x
We were in compliance with the financial covenants as of the most recent assessment date. The GTA Nordic bonds contain customary cross default provisions.
Principal Debt Repayments

At September 30, 2026, the estimated repayments of debt during the five fiscal year periods and thereafter are as follows:

	Payments Due by Year
	Total	2026(2)	2027	2028	2029	2030	Thereafter
	(In thousands)
Principal debt repayments(1)	$2,631,566	$—	$231,848	$718,857	$430,861	$400,000	$850,000
__________________________________
(1)Includes the scheduled maturities for outstanding principal debt balances. The scheduled maturities of debt related to the Facility as of September 30, 2026 are based on our level of borrowings and our estimated future available borrowing base commitment levels in future periods. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In October 2026, the Company amended and extended the Facility. The amendment includes an extension of the amortization schedule such that amortization of principal is to commence with an initial reduction on October 1, 2029 and then continue in equal amounts every six months thereafter until the maturity date which is extended by approximately 3.25 years (final maturity date now occurs April 1, 2033).
(2)Represents payments for the period October 1, 2026 through December 31, 2026.

Interest and other financing costs, net

Interest and other financing costs, net incurred during the periods is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest expense	$58,267	$58,393	$180,318	$170,064
Amortization—deferred financing costs	2,682	1,889	7,979	5,662
Debt modifications and extinguishments	65	—	(1,016)	—
Capitalized interest	(2,164)	(4,411)	(6,260)	(12,921)
Deferred interest	(2,219)	1,079	(13,173)	(714)
Interest income	(11,294)	(7,390)	(27,434)	(22,643)
Other, net	8,409	8,359	25,834	25,147
Interest and other financing costs, net	$53,746	$57,919	$166,248	$164,595

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

Oil Derivative Contracts

The following table sets forth the volumes in barrels underlying the Company’s outstanding oil derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2026. Volumes and weighted average prices are net of any offsetting derivative contracts entered into.

				Weighted Average Price per Bbl
				Net Deferred
				Premium
				Payable/		Sold
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling
2026:
Oct - Dec	Three-way collars	Dated Brent	500	—	—	50.00	60.00	75.51
Oct - Dec	Swaps(1)	Dated Brent	250	—	72.46	—	—	100.00
Oct - Dec	Swaps(1)	Dated Brent	500	—	69.70	55.00	—	—
Oct - Dec	Swaps(1)	NYMEX WTI	375	—	64.83	50.00	—	—
2027:
Jan - Dec	Three-way collars	Dated Brent	2,000	0.40	—	47.50	60.00	75.00
Jan - Jun	Three-way collars	Dated Brent	2,000	0.03	—	55.00	70.00	85.00
Jan - Dec	Two-way collars	Dated Brent	3,000	0.73	—	—	68.33	93.33
Jan - Dec	Three-way collars	NYMEX WTI	1,000	0.50	—	55.00	70.00	90.00
__________________________________
(1)Includes option contracts sold to counterparties to enhance Swaps.

The following tables disclose the Company’s derivative instruments as of September 30, 2026 and December 31, 2025, and gain/(loss) from derivatives during the three and nine months ended September 30, 2026 and 2025, respectively:

		Estimated Fair Value
		Asset (Liability)
Type of Contract	Balance Sheet Location	September 30, 2026	December 31, 2025
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative assets:
Commodity	Derivatives assets—current	$—	$47,816
Provisional sales contracts	Receivables: Oil and gas sales	—	—
Commodity	Derivatives assets—long-term	18	2,681
Derivative liabilities:
Commodity	Derivatives liabilities—current	(97,263)	—
Commodity	Derivatives liabilities—long-term	(10,809)	—
Total derivatives not designated as hedging instruments		$(108,054)	$50,497

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Type of Contract	Location of Gain/(Loss)	2026	2025	2026	2025
		(In thousands)
Derivatives not designated as hedging instruments:
Provisional sales contracts	Oil and gas revenue	$26,862	$(964)	$(35,243)	$(8,571)
Commodity	Derivatives, net	(133,876)	3,646	(334,063)	18,480
Interest rate	Interest expense	—	110	—	766
Total derivatives not designated as hedging instruments		$(107,014)	$2,792	$(369,306)	$10,675

Offsetting of Derivative Assets and Derivative Liabilities

Our derivative instruments which are subject to master netting arrangements with our counterparties only have the right of offset when there is an event of default. As of September 30, 2026 and December 31, 2025, there was not an event of default and, therefore, the associated gross asset or gross liability amounts related to these arrangements are presented on the consolidated balance sheets.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, for each fair value hierarchy level:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
September 30, 2026
Assets:
Commodity derivatives	$—	$18	$—	$18
Provisional sales contracts	—	—	—	—
Debt securities held in decommissioning trust fund	—	35,930	—	35,930
Liabilities:
Commodity derivatives	—	(108,072)	—	(108,072)
Total	$—	$(72,124)	$—	$(72,124)
December 31, 2025
Assets:
Commodity derivatives	$—	$50,497	$—	$50,497
Debt securities held in decommissioning trust fund	—	23,707	—	23,707
Total	$—	$74,204	$—	$74,204

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

Provisional Sales Contracts

The value attributable to provisional sales contract derivatives is based on (i) the sales volumes and (ii) the difference in the independent active futures price quotes for the respective index over the term of the pricing period designated in the sales contract and the spot price on the date of sale.

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

As of September 30, 2026, the investments held in the decommissioning trust fund are US Treasury debt securities. We have classified the investments as trading securities and recorded such investments at fair market value as a long-term investment in our consolidated balance sheet using observable inputs including Kosmos’ share of the fund and broker/dealer bid/ask prices of the investments held by the fund at September 30, 2026. Contributions made to the decommissioning trust are reported as investing activities in our consolidated cash flows. All realized and unrealized gains and losses resulting from the sales and maturities or changes in fair value of the securities are recognized in Other income, net. During the nine months ended September 30, 2026 and 2025, we contributed $11.6 million and $11.5 million to the decommissioning trust fund, respectively.

The following table summarizes the purchases, proceeds from the sale and maturities, and the unrealized gains (losses) for Kosmos’ portion of the investments in debt securities held by the decommissioning trust during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
Type of Security	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)	Purchases	Net Proceeds (1)	Unrealized Gain (Loss)
	(In thousands)
2026
Debt securities	$448	$—	$(170)	$12,499	$—	$(276)
Cash and cash equivalents	—	—	—	—	1	—
Other(1)	—	118	—	—	63	—
Total	$448	$118	$(170)	$12,499	$64	$(276)
2025
Debt securities	$245	$—	$43	$12,651	$—	$174
Cash and cash equivalents	—	(3)	—	—	(748)	—
Other(1)	—	(17)	—	—	149	—
Total	$245	$(20)	$43	$12,651	$(599)	$174
(1)    Represents net receivables relating to interest.

The following table presents the costs and fair values of investments in debt securities held in the decommissioning trust fund according to the contractual maturities at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(In thousands)
Less than 5 years	$36,064	$35,930	$23,565	$23,707
5 years to 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$36,064	$35,930	$23,565	$23,707

Debt

The following table presents the carrying values and fair values at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7.125% Senior Notes	$—	$—	$99,942	$99,303
7.750% Senior Notes	49,893	50,102	348,757	321,394
7.500% Senior Notes	399,031	398,289	398,426	270,125
8.750% Senior Notes	496,022	458,340	495,564	283,575
3.125% Convertible Senior Notes	394,252	331,000	393,097	172,704
11.250% Senior Secured Bonds	350,000	376,131	—	—
GoA Term Loan Facility	181,319	181,319	150,000	150,000
Facility	750,000	750,000	1,200,000	1,200,000
Total	$2,620,517	$2,545,181	$3,085,786	$2,497,101

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

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize impairment of proved oil and gas properties. If we experience material declines in oil pricing expectations in the future, significant increases in our estimated future expenditures or a significant decrease in our estimated production profile, our long-lived assets could be at risk of impairment.

11. Equity-based Compensation

Restricted Stock Units

We record equity-based compensation expense equal to the fair value of share-based payments over the vesting periods of the LTIP awards. We recorded compensation expense from awards granted under our LTIP of $4.3 million and $5.3 million during the three months ended September 30, 2026 and 2025, respectively, and $18.4 million and $21.0 million during the nine months ended September 30, 2026 and 2025, respectively. The total tax benefit for the three months ended September 30, 2026 and 2025 was $1.2 million and $1.3 million, respectively, and $3.1 million and $3.9 million during the nine months ended September 30, 2026 and 2025, respectively. Additionally, we recorded a net tax shortfall (windfall) related to equity-based compensation of nil for the three months ended September 30, 2026 and 2025, respectively, and $7.7 million and $3.4 million during the nine months ended September 30, 2026 and 2025, respectively. The fair value of awards vested during the three months ended September 30, 2026 and 2025 was $3.3 million and $0.1 million, respectively, and $9.0 million and $19.8 million during the nine months ended September 30, 2026 and 2025, respectively. The Company granted restricted stock units with service vesting criteria and a combination of market and service vesting criteria under the LTIP. Substantially all of these grants vest over three years. Upon vesting, restricted stock units become issued and outstanding stock.

For restricted stock units with a combination of market and service vesting criteria, the number of common shares to be issued is determined by comparing the Company’s total shareholder return with the total shareholder return of a predetermined group of peer companies over the performance period and can vest at up to 200% of the awards granted. The grant date fair value ranged from $1.94 to $13.06 per award. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market condition stipulated in the award grant and calculated the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies and ranged from 58.0% to 105.0%. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant and ranged from 1.3% to 4.2%.

The following table reflects the outstanding restricted stock units as of September 30, 2026:

		Weighted-	Market / Service	Weighted-
	Service Vesting	Average	Vesting	Average
	Restricted Stock	Grant-Date	Restricted Stock	Grant-Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)
Outstanding at December 31, 2025	5,073	$4.59	8,105	$8.43
Granted(1)	5,286	1.49	4,242	1.96
Forfeited(1)	(1,094)	1.47	(692)	3.53
Vested	(4,447)	3.59	(591)	12.25
Outstanding at September 30, 2026	4,818	$2.81	11,064	$4.31
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

As of September 30, 2026, total equity-based compensation to be recognized on unvested restricted stock units is $15.3 million over a weighted average period of 1.60 years. At September 30, 2026, the Company had approximately 12.5 million shares that remain available for issuance under the LTIP.

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

Income (loss) before income taxes is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
United States	$(26,818)	$(81,858)	$(63,767)	$(186,319)
Foreign (1)	(509)	(24,614)	77,826	(77,944)
Income (loss) before income taxes	$(27,327)	$(106,472)	$14,059	$(264,263)
(1)     Foreign tax expense includes amounts related to Ceiba and Okume Complex located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information.

For the three months ended September 30, 2026 and 2025, our effective tax rate was (57)% and (17)%, respectively. For the nine months ended September 30, 2026 and 2025, our effective tax rate was 696% and (22)%, respectively. For the three and nine months ended September 30, 2026 and 2025, our overall effective tax rate was impacted by:

•The difference in our 21% U.S. income tax reporting rate and the statutory income tax rates applicable to our foreign operations, primarily in Ghana.
•Jurisdictions that have a 0% statutory tax rate or that are exempt,
•Jurisdictions where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and
•Other non-deductible expenses

13. Net Loss Per Share

The following table is a reconciliation between net loss and the amounts used to compute basic and diluted net loss per share and the weighted average shares outstanding used to compute basic and diluted net loss per share. Potentially dilutive securities include shares issuable upon conversion of our 3.125% Convertible Senior Notes using the if-converted method and restricted stock unit awards under our equity-based compensation plan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(43,010)	$(124,299)	$(83,809)	$(322,645)
Denominator:
Weighted average number of shares outstanding:
Basic	595,470	478,254	565,363	477,344
Restricted stock units(1)	—	—	—	—
Shares issuable assuming conversion of 3.125% Convertible Senior Notes(2)	—	—	—	—
Diluted	595,470	478,254	565,363	477,344
Net loss per share:
Basic	$(0.07)	$(0.26)	$(0.15)	$(0.68)
Diluted	$(0.07)	$(0.26)	$(0.15)	$(0.68)
__________________________________
(1)We excluded restricted stock units of 14.9 million and 5.4 million for the three months ended September 30, 2026 and 2025, respectively, and 14.4 million and 5.7 million for the nine months ended September 30, 2026 and 2025, respectively from the computations of diluted net loss per share because the effect would have been anti-dilutive.
(2)Represents the dilutive impact for the Company’s 3.125% Convertible Senior Notes due 2030. As of September 30, 2026, the if-converted value is less than the outstanding principal of the 3.125% Convertible Senior Notes and therefore anti-dilutive. The 3.125% Convertible Senior Notes are subject to a capped call arrangement that potentially reduces the dilutive effect. Any potential impact of the capped call arrangement is excluded from this table as any proceeds under the capped call arrangement are considered anti-dilutive.

In March 2026, the Company completed a registered underwritten public offering of 112.1 million shares of common stock, par value $0.01, resulting in net proceeds to Kosmos of approximately $206.4 million.

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

As of September 30, 2026, the Jubilee partners have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development as part of the license extensions of WCTP and DT Petroleum Agreements in Ghana.

In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total remaining commitment to be approximately $111.0 million as of September 30, 2026, net to Kosmos, which will be funded annually by Kosmos over an estimated fourteen year period.

Performance Obligations

As of September 30, 2026 and December 31, 2025, the Company had performance and supplemental bonds totaling $147.0 million and $151.6 million, respectively, related to bonding requirements stipulated by the BOEM and other third parties for anticipated plugging and abandonment costs of certain wells and the removal of certain facilities in our Gulf of America fields.

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

In February 2026, Tullow, as Operator of the TEN partnership, executed the final Sale and Purchase Agreement enabling the partnership to acquire the TEN FPSO from MODEC, Inc. at the end of its current lease in 2027 for a gross purchase price of $205.0 million. As of September 30, 2026, the Company’s proportionate share of the partnership’s remaining purchase commitment is approximately $63.9 million. The remaining purchase commitment is reduced by lease payments made under the current lease arrangement that are credited toward the purchase price.

In October 2026, Kosmos received a tax audit assessment from the Ghana Revenue Authority asserting approximately $55 million of additional corporate income tax on loss-of-production-income insurance proceeds received by Kosmos during 2016 and 2017 (excluding penalties). The Company disputes the assessment and based on the technical merits of its position and facts and circumstances specific to Kosmos (which are different from the other joint venture partners) believes the proceeds are not subject to the taxes asserted and has not recorded an additional tax liability as a result of the assessment. The Company continues to engage with the Ghana Revenue Authority and the Government of Ghana regarding a potential resolution but will pursue available legal remedies as necessary to defend our position.

15. Additional Financial Information

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Accrued liabilities:
Exploration, development and production	$42,429	$57,007
Revenue payable	50,656	69,273
Current asset retirement obligations	4,638	10,481
Finance lease liability	63,884	—
General and administrative expenses	20,212	4,916
Interest	105,769	67,830
Income taxes	47,336	16,050
Taxes other than income	1,780	1,305
Derivatives	23,667	125
Other	15,759	10,622
Total	$376,130	$237,609
The decrease in revenue payable during the nine months ended September 30, 2026 is primarily related to the timing of liftings and receipt of related proceeds.

Asset Retirement Obligations

The following table summarizes the changes in the Company's asset retirement obligations as of and during the nine months ended September 30, 2026:

September 30, 2026
(In thousands)
Asset retirement obligations:
Beginning asset retirement obligations	$337,497
Liabilities incurred during period	7,343
Liabilities settled during period	(155,820)
Revisions in estimated retirement obligations	5,723
Accretion expense	20,868
Ending asset retirement obligations	$215,611

The liabilities settled during 2026 primarily relate to the sale of the Ceiba and Okume Complex production assets located in Block G offshore Equatorial Guinea in June 2026. See Note 3 - Acquisitions and Divestitures.

16. Business Segment Information
Kosmos is engaged in a single line of business, which is the exploration, development and production of oil and gas. For the three and nine months ended September 30, 2026, the Company’s segment information is presented for four geographic reporting segments: Ghana, Equatorial Guinea, Mauritania/Senegal and the Gulf of America. The Equatorial Guinea segment reflects the results of the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who makes decisions about allocating resources and assessing performance for the entire company. To assess performance of the reporting segments, the CODM regularly reviews oil and gas revenues, oil and gas production costs, exploration expenses and capital expenditures by reporting segment in deciding how to allocate resources and in assessing performance. Capital expenditures, as defined by the Company, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with our consolidated financial statements and notes thereto. Financial information for each area is presented below:

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2026
Revenues and other income:
Oil and gas revenue	$245,011	$—	$66,394	$98,654	$—	$—	$410,059
Gain (loss) on sale of assets	—	(339)	—	—	—	—	(339)
Other income, net	160	—	—	67	163,022	(163,089)	160
Total revenues and other income	245,171	(339)	66,394	98,721	163,022	(163,089)	409,880
Costs and expenses:
Oil and gas production	18,395	(103)	56,054	27,410	—	—	101,756
Exploration expenses	—	215	252	3,423	349	—	4,239
General and administrative	3,017	908	2,713	2,688	38,569	(29,213)	18,682
Depletion, depreciation and amortization	56,489	15	27,659	28,174	(109)	—	112,228
Interest and other financing costs, net(1)	9,682	—	5,981	1,505	36,578	—	53,746
Derivatives, net	—	—	—	—	133,876	—	133,876
Other expenses, net	115,085	1,279	2,536	27,680	(24)	(133,876)	12,680
Total costs and expenses	202,668	2,314	95,195	90,880	209,239	(163,089)	437,207
Income (loss) before income taxes	42,503	(2,653)	(28,801)	7,841	(46,217)	—	(27,327)
Income tax expense (benefit)	16,087	—	—	—	(404)	—	15,683
Net income (loss)	$26,416	$(2,653)	$(28,801)	$7,841	$(45,813)	$—	$(43,010)

Consolidated capital expenditures	$64,198	$147	$1,761	$18,245	$625	$—	$84,976

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Nine Months Ended September 30, 2026
Revenues and other income:
Oil and gas revenue	$802,870	$69,556	$210,719	$304,895	$—	$—	$1,388,040
Gain on sale of assets	—	9,082	—	—	—	—	9,082
Other income, net	690	—	—	170	454,514	(454,684)	690
Total revenues and other income	803,560	78,638	210,719	305,065	454,514	(454,684)	1,397,812
Costs and expenses:
Oil and gas production	105,850	39,994	177,222	88,714	—	—	411,780
Exploration expenses	—	1,475	826	10,090	14,789	—	27,180
General and administrative	10,183	3,376	8,133	13,378	133,768	(103,183)	65,655
Depletion, depreciation and amortization	164,081	6,747	93,676	87,200	898	—	352,602
Interest and other financing costs, net(1)	32,248	(57)	19,941	5,198	108,918	—	166,248
Derivatives, net	—	—	—	—	334,063	—	334,063
Other expenses, net	248,063	69,120	4,613	53,509	2,421	(351,501)	26,225
Total costs and expenses	560,425	120,655	304,411	258,089	594,857	(454,684)	1,383,753
Income (loss) before income taxes	243,135	(42,017)	(93,692)	46,976	(140,343)	—	14,059
Income tax expense (benefit)	90,037	5,743	9	71	2,008	—	97,868
Net income (loss)	$153,098	$(47,760)	$(93,701)	$46,905	$(142,351)	$—	$(83,809)

Consolidated capital expenditures, net	$204,303	$2,746	$7,028	$65,152	$2,278	$—	$281,507

As of September 30, 2026
Property and equipment, net	$1,004,236	$13,579	$1,821,158	$468,516	$1,973	$—	$3,309,462
Total assets	$3,563,345	$131,346	$6,199,248	$4,024,380	$29,961,292	$(39,616,035)	$4,263,576
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

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2025
Revenues and other income:
Oil and gas revenue	$141,146	$41,777	$39,343	$88,693	$—	$—	$310,959
Other income, net	269	—	—	19	8,683	(8,701)	270
Total revenues and other income	141,415	41,777	39,343	88,712	8,683	(8,701)	311,229
Costs and expenses:
Oil and gas production	22,871	33,700	59,401	31,724	—	—	147,696
Exploration expenses	—	(211)	1,944	53,134	81	—	54,948
General and administrative	2,771	816	1,930	1,480	18,237	(12,348)	12,886
Depletion, depreciation and amortization	43,180	19,658	21,728	56,812	136	—	141,514
Interest and other financing costs, net(1)	13,723	(38)	5,814	(2,187)	40,607	—	57,919
Derivatives, net	—	—	—	—	(3,646)	—	(3,646)
Other expenses, net	(2,135)	6,132	421	(1,821)	141	3,646	6,384
Total costs and expenses	80,410	60,057	91,238	139,142	55,556	(8,702)	417,701
Income (loss) before income taxes	61,005	(18,280)	(51,895)	(50,430)	(46,873)	1	(106,472)
Income tax expense (benefit)	22,103	(3,933)	—	—	(343)	—	17,827
Net income (loss)	$38,902	$(14,347)	$(51,895)	$(50,430)	$(46,530)	$1	$(124,299)

Consolidated capital expenditures, net	$23,561	$6,099	$6,761	$30,026	$889	$—	$67,336

	Ghana	Equatorial Guinea(2)	Mauritania/Senegal	Gulf of America	Corporate & Other	Eliminations	Total
	(In thousands)
Nine Months Ended September 30, 2025
Revenues and other income:
Oil and gas revenue	$497,104	$140,774	$62,279	$293,572	$—	$—	$993,729
Gain on sale of assets	—	—	—	600	—	—	600
Other income, net	768	—	—	728	69,352	(69,999)	849
Total revenues and other income	497,872	140,774	62,279	294,900	69,352	(69,999)	995,178
Costs and expenses:
Oil and gas production	159,539	90,635	186,643	121,305	—	—	558,122
Exploration expenses	70	1,258	5,681	60,279	1,398	—	68,686
General and administrative	8,959	3,787	7,033	9,933	116,983	(88,480)	58,215
Depletion, depreciation and amortization	131,620	62,226	37,322	181,851	430	—	413,449
Interest and other financing costs, net(1)	38,107	(167)	10,216	(6,348)	122,787	—	164,595
Derivatives, net	—	—	—	—	(18,480)	—	(18,480)
Other expenses, net	(8,022)	815	1,569	1,442	570	18,480	14,854
Total costs and expenses	330,273	158,554	248,464	368,462	223,688	(70,000)	1,259,441
Income (loss) before income taxes	167,599	(17,780)	(186,185)	(73,562)	(154,336)	1	(264,263)
Income tax expense (benefit)	60,772	(3,042)	—	(14)	666	—	58,382
Net income (loss)	$106,827	$(14,738)	$(186,185)	$(73,548)	$(155,002)	$1	$(322,645)

Consolidated capital expenditures, net	$80,257	$8,657	$68,879	$79,539	$2,299	$—	$239,631

As of September 30, 2025
Property and equipment, net	$946,479	$435,986	$2,092,629	$716,712	$16,729	$—	$4,208,535
Total assets	$3,341,717	$2,477,126	$3,405,756	$2,714,156	$26,831,583	$(33,680,597)	$5,089,741
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

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Consolidated capital expenditures:
Consolidated Statements of Cash Flows - Investing activities:
Oil and gas assets	$228,002	$244,133
Consolidated Statement of Cash Flows - Financing activities:
Payments on finance lease	24,270	—
Adjustments:
Changes in capital accruals	4,291	(19,642)
Exploration expense, excluding unsuccessful well costs and leasehold impairments(1)	12,867	17,314
Capitalized interest	(6,260)	(12,920)
Other	18,337	10,746
Total consolidated capital expenditures, net	$281,507	$239,631
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

Recent Developments

Corporate

In October 2026, the Company amended and restated the Facility, extending the final maturity date to April 2033 from December 2029. The Facility size has been reduced to $1.2 billion in line with total commitments.

In September 2026, the Company completed redemptions of an aggregate principal amount of $50.0 million of the 7.750% Senior Notes due 2027.

Ghana

During the third quarter of 2026, Ghana production averaged approximately 117,500 Boepd gross (40,500 Boepd net). Three Jubilee cargo liftings were completed during the third quarter of 2026, including one cargo that commenced lifting on June 30, 2026 and finished loading on July 2, 2026.

The recent Jubilee development drilling campaign concluded during the third quarter of 2026, with a total of five producer wells and one water injector successfully brought online during the year. Tullow Oil plc, as operator of the Jubilee partnership, has contracted a drilling rig for the next drilling campaign in Ghana, which is targeted to commence around the middle of 2027 and is planned to include up to ten wells.

Gulf of America

Production from the Gulf of America averaged approximately 14,100 Boepd net (~83% oil) for the third quarter of 2026.

On Tiberius, Kosmos (operator) continues to progress the development with our partners. We achieved a final investment decision in March 2026 with first oil targeted in the second half of 2028. In July 2026, Kosmos and Occidental completed a farm-down transaction with Navitas Petroleum US, LLC, resulting in Navitas acquiring a 33.33% interest in the project alongside Kosmos (33.34%) and Occidental (33.33%), an owner and operator of the host facility. Consideration included upfront cash proceeds, a carry of future development capital expenditure that is expected to fund Kosmos’ share of project spending through 2026 and into mid-2027, and contingent future milestone payments.

At Winterfell, the partnership spud Winterfell-5 in April 2026. Winterfell-5 was designed as a twin well to Winterfell-3 in order to restore production from the Winterfell-3 fault block. The Winterfell-5 well was temporarily abandoned in July 2026 by the operator due to challenges experienced during drilling operations arising from issues with the production casing. In April 2026, production from Winterfell-2 was shut-in while the partnership evaluates plans to restore production. The Company maintains insurance coverage that it expects will offset a significant portion of any remediation costs that may be incurred to restore the Winterfell-2 well to normal operations.

Mauritania and Senegal

Greater Tortue Ahmeyim (GTA) Field

Production in Mauritania and Senegal from GTA averaged approximately 59,800 Boepd gross (14,600 Boepd net) in the third quarter of 2026. Eight and a half gross LNG cargos lifted in the third quarter of 2026.

Sao Tome and Principe

In August 2026, we received approval for an extension to May 2027 for the current exploration phase for Block 5 offshore Sao Tome and Principe.

Results of Operations

All of our results, as presented in the table below, represent operations from Ghana, Equatorial Guinea, Mauritania, Senegal and the Gulf of America, including the results related to the Ceiba Field and Okume Complex production assets located in Block G offshore Equatorial Guinea through the date of sale in June 2026. See Note 3 - Acquisitions and Divestitures for additional information. Certain operating results and statistics for the three and nine months ended September 30, 2026 and 2025 are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per volume data)
Sales volumes:
Oil (MBbl)	3,691	3,799	12,675	12,822
Gas (MMcf)	11,749	9,712	36,770	21,004
NGL (MBbl)	95	97	587	301
Total (MBoe)	5,744	5,515	19,390	16,624
Total (Boepd)	62,437	59,942	71,027	60,893

Revenues:
Oil sales	$326,899	$255,661	$1,120,201	$880,584
Gas sales	81,377	53,761	237,082	107,439
NGL sales	1,783	1,537	30,757	5,706
Total oil and gas revenue	$410,059	$310,959	$1,388,040	$993,729

Average oil sales price per Bbl	$88.57	$67.30	$88.38	$68.68
Average gas sales price per Mcf	6.93	5.54	6.45	5.12
Average NGL sales price per Bbl	18.77	15.85	52.40	18.96
Average total sales price per Boe	$71.39	$56.39	$71.58	$59.78

Costs:
Oil and gas production, excluding workovers	$101,191	$143,737	$407,165	$538,670
Oil and gas production, workovers	565	3,959	4,615	19,452
Total oil and gas production costs(1)	$101,756	$147,696	$411,780	$558,122

Depletion, depreciation and amortization	$112,228	$141,514	$352,602	$413,449

Average cost per Boe:
Oil and gas production, excluding workovers	$17.62	$26.06	$21.00	$32.40
Oil and gas production, workovers	0.10	0.72	0.24	1.17
Total oil and gas production costs(1)	$17.72	$26.78	$21.24	$33.57

Depletion, depreciation and amortization	19.54	25.66	18.18	24.87
Total	$37.26	$52.44	$39.42	$58.44
______________________________________
(1)Substantially all NGLs and natural gas sales in Ghana and the Gulf of America are associated production from our oil wells and, therefore, production costs metrics are presented under a common unit of measure. In Mauritania and Senegal, all condensate sales and LNG sales are associated production from our gas wells and the first LNG cargo was successfully completed in April 2025. Oil and gas production costs related to LNG production at the GTA Phase 1 project were $56.1 million and $59.4 million for the three months ended September 30, 2026 and 2025, respectively, and $177.2 million and $186.6 million for the nine months ended September 30, 2026 and 2025, respectively. Oil and gas production costs per Mcfe in Mauritania and Senegal was $7.74 and $10.01 for the three months ended September 30, 2026 and 2025, respectively, and $7.14 and $19.91 for the nine months ended September 30, 2026 and 2025. Mauritania and Senegal LNG sales are presented as gas sales in the table.

The following table shows the number of wells in the process of being drilled or in active completion stages, and the number of wells suspended or waiting on completion as of September 30, 2026:

	Actively Drilling or				Wells Suspended or
	Completing				Waiting on Completion
	Exploration		Development		Exploration		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ghana
Jubilee Unit	—	—	—	—	—	—	3	1.16
TEN	—	—	—	—	—	—	5	1.02
Gulf of America
Winterfell	—	—	—	—	—	—	1	0.25
Tiberius	—	—	—	—	1	0.50	—	—
Mauritania / Senegal
Greater Tortue Ahmeyim	—	—	—	—	1	0.27	—	—
Total	—	—	—	—	2	0.77	9	2.43
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

Three months ended September 30, 2026 compared to three months ended September 30, 2025

	Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$410,059	$310,959	$99,100
Gain (loss) on sale of assets	(339)	—	(339)
Other income, net	160	270	(110)
Total revenues and other income	409,880	311,229	98,651
Costs and expenses:
Oil and gas production	101,756	147,696	(45,940)
Exploration expenses	4,239	54,948	(50,709)
General and administrative	18,682	12,886	5,796
Depletion, depreciation and amortization	112,228	141,514	(29,286)
Interest and other financing costs, net	53,746	57,919	(4,173)
Derivatives, net	133,876	(3,646)	137,522
Other expenses, net	12,680	6,384	6,296
Total costs and expenses	437,207	417,701	19,506
Loss before income taxes	(27,327)	(106,472)	79,145
Income tax expense	15,683	17,827	(2,144)
Net loss	$(43,010)	$(124,299)	$81,289

Oil and gas revenue.  Oil and gas revenue increased by $99.1 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily as a result of higher production and sales volumes at Jubilee and GTA and higher average realized oil and gas prices during the three months ended September 30, 2026, partially offset by no sales volumes in Equatorial Guinea (post sale in June 2026) and lower sales volumes in the Gulf of America business unit. We sold 5,744 MBoe at an average realized price per barrel equivalent of $71.39 during the three months ended September 30, 2026 and 5,515 MBoe at an average realized price per barrel equivalent of $56.39 during the three months ended September 30, 2025.

Oil and gas production.  Oil and gas production costs decreased by $45.9 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily as result of the sale of the Equatorial Guinea assets in June 2026 and lower routine operating costs in Ghana, GTA and the Gulf of America.

Exploration expenses.  Exploration expenses decreased by $50.7 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 primarily as a result of approximately $51.1 million of exploration expense for the three months ended September 30, 2025 related to the Winterfell-4 step out well which was plugged and abandoned during the third quarter of 2025.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased by $29.3 million during the three months ended September 30, 2026, as compared with the three months ended September 30, 2025 primarily as a result of lower depletion rates per Boe in the Gulf of America business unit and no depletion recorded on the Equatorial Guinea assets sold in June 2026, partially offset by higher sales volumes at Jubilee and GTA.

Derivatives, net.  During the three months ended September 30, 2026 and 2025, we recorded a loss of $133.9 million and a gain of $3.6 million, respectively, on our outstanding hedge positions. The amounts recorded were a result of changes in the forward oil price curve during the respective periods.

Income tax expense. For the three months ended September 30, 2026 and 2025, changes to our effective tax rates are driven by which tax jurisdictions our income (loss) before income taxes is generated. The jurisdictions in which we operate have statutory tax rates ranging from 0% to 35%.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

	Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)
	(In thousands)
Revenues and other income:
Oil and gas revenue	$1,388,040	$993,729	$394,311
Gain on sale of assets	9,082	600	8,482
Other income, net	690	849	(159)
Total revenues and other income	1,397,812	995,178	402,634
Costs and expenses:
Oil and gas production	411,780	558,122	(146,342)
Exploration expenses	27,180	68,686	(41,506)
General and administrative	65,655	58,215	7,440
Depletion, depreciation and amortization	352,602	413,449	(60,847)
Interest and other financing costs, net	166,248	164,595	1,653
Derivatives, net	334,063	(18,480)	352,543
Other expenses, net	26,225	14,854	11,371
Total costs and expenses	1,383,753	1,259,441	124,312
Income (loss) before income taxes	14,059	(264,263)	278,322
Income tax expense	97,868	58,382	39,486
Net loss	$(83,809)	$(322,645)	$238,836

Oil and gas revenue.  Oil and gas revenue increased by $394.3 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 primarily as a result of higher production and sales volumes at Jubilee and GTA and higher average realized oil and gas prices during the nine months ended September 30, 2026, partially offset by lower sales volumes in Equatorial Guinea and in the Gulf of America business unit. We sold 19,390 MBoe at an average realized price per barrel equivalent of $71.58 during the nine months ended September 30, 2026 and 16,624 MBoe at an average realized price per barrel equivalent of $59.78 during the nine months ended September 30, 2025.

Oil and gas production.  Oil and gas production costs decreased by $146.3 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Oil and gas production costs are lower in 2026 across all of our business units primarily as a result of lower routine operating costs in Ghana and GTA, decreased workover expense in our Gulf of America business unit, the TEN FPSO transaction, and the sale of the Equatorial Guinea assets in June 2026. This decrease is partially offset by higher sales volumes at Jubilee and GTA during the nine months ended September 30, 2026.

Exploration expenses.  Exploration expenses decreased by $41.5 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 primarily related to the Winterfell-4 step out well which was plugged and abandoned during the nine months ended September 30, 2025 and decreased geological and geophysical studies and related costs for the nine months ended September 30, 2026. This decrease was partially offset by the write-off of exploration leasehold costs during 2026.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization decreased $60.8 million during the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025 primarily as a result of lower depletion rates per Boe across our portfolio and no depletion recorded on the Equatorial Guinea assets sold during the period, partially offset by higher sales volumes at Jubilee and GTA during the nine months ended September 30, 2026.

Derivatives, net.  During the nine months ended September 30, 2026 and 2025, we recorded a loss of $334.1 million and a gain of $18.5 million, respectively, on our outstanding hedge positions. The changes recorded were a result of changes in the forward curve of oil prices during the respective periods.

Income tax expense. For the nine months ended September 30, 2026 and 2025, our overall effective tax rates were impacted by the difference in our 21% U.S. income tax reporting rate and the 35% statutory tax rates applicable to our Ghanaian and Equatorial Guinean operations, jurisdictions that have a 0% statutory tax rate or where we have incurred losses and have recorded valuation allowances against the corresponding deferred tax assets, and other non-deductible expenses, primarily in the U.S.

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

As such, our capital budget for the last quarter of 2026 is based on our exploitation plans for our producing assets in Ghana, Mauritania, Senegal and the Gulf of America, and our development activities in the Gulf of America and in Mauritania and Senegal.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$445,550	$98,712
Borrowings under long-term debt	151,167	375,000
Net proceeds from issuance of senior notes and bonds	350,000	—
Net proceeds from issuance of common stock	206,440	—
Proceeds on sale of assets	127,034	—
	1,280,191	473,712
Uses of cash, cash equivalents and restricted cash:
Oil and gas assets	228,002	244,133
Notes receivable and other investing activities	11,598	86,791
Payments on long-term debt	569,848	150,000
Repurchase and redemption of senior notes	397,184	—
Payments on finance lease	24,270	—
Other financing costs	8,836	1
	1,239,738	480,925
Increase (decrease) in cash, cash equivalents and restricted cash	$40,453	$(7,213)

Net cash provided by operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2026 was $445.6 million compared with net cash provided by operating activities for the nine months ended September 30, 2025 of $98.7 million. The increase in cash provided by operating activities in the nine months ended September 30, 2026 when compared to the same period in 2025 is primarily a result of higher production and sales volumes at Jubilee and GTA, higher average realized oil and gas prices, lower routine oil and gas production costs across all of our business units, decreased workover expense in our Gulf of America business unit, the TEN FPSO transaction and the sale of the Equatorial Guinea assets in June 2026.

The following table presents our liquidity and financial position as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Outstanding debt principal balances:
Facility	$750,000	$1,200,000
7.125% Senior Notes	—	100,000
7.750% Senior Notes	49,973	350,000
7.500% Senior Notes	400,274	400,274
8.750% Senior Notes	500,000	500,000
3.125% Convertible Senior Notes	400,000	400,000
11.250% Senior Secured Bonds	350,000	—
GoA Term Loan Facility	181,319	150,000
Total long-term debt	2,631,566	3,100,274
Cash and cash equivalents	103,749	91,518
Total restricted cash (1)	54,448	26,226
Net debt(2)	$2,473,369	$2,982,530

Availability under the Facility	$463,019	$150,000
Availability under the GoA Term Loan Facility	$—	$100,000
Available borrowings plus cash and cash equivalents	$566,768	$341,518
(1)Previously, when our debt cover ratio exceeded 2.50x, we were required under the Facility to maintain a restricted cash balance that was sufficient to meet the payment of interest and fees for the next six-month period on the 7.750% Senior Notes, the 7.500% Senior Notes, the 8.750% Senior Notes and the 3.125% Convertible Senior Notes or the Facility, whichever is greater. Our debt cover ratio for the most recent September 30, 2026 financial covenant test date exceeded 2.50x. As of September 30, 2026, we had funded approximately $23.6 million into the debt service reserve account as required under the terms of the Facility. However, following the amendment and restatement of the Facility in October 2026, the requirement to fund the debt service reserve account has been removed and therefore the $23.6 million of previously restricted cash has become unrestricted in the fourth quarter of 2026.
(2)Excludes $63.9 million TEN FPSO finance lease liability. For purposes of the debt cover ratio calculation under the Facility, the finance lease liability is included in net debt.

Capital Expenditures and Investments

For our capital expenditure budget for the last quarter of 2026, we expect to incur capital costs as we advance development efforts in Ghana, the Gulf of America and in Mauritania and Senegal.

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

2026 Capital Program
We estimate we will spend in aggregate around $350 million of capital for the year ending December 31, 2026, excluding any acquisitions or divestitures of oil and gas properties during the year. This capital expenditure budget consists of:

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
Significant Sources of Capital

Facility

The Facility supports our oil and gas exploration, appraisal and development programs and corporate activities. The amount of funds available to be borrowed under the Facility, also known as the borrowing base amount, is determined every March and September. The borrowing base amount is based on the sum of the net present values of net cash flows and relevant capital expenditures reduced by certain percentages as well as value attributable to certain assets’ reserves and/or resources in the Jubilee and TEN Fields in Ghana. As of September 30, 2026, borrowings under the Facility totaled approximately $750.0 million and the undrawn availability under the Facility was approximately $463 million.

We were in compliance with the financial covenants contained in the Facility as of September 30, 2026 (the most recent assessment date). Post the amendment and restatement of the Facility in October 2026, the debt cover ratio returns to the originally agree upon ratio of 3.5x for assessment dates going forward.

In October 2026, the Company amended and restated the Facility. The amendment includes the following material changes: an extension in the tenor by approximately 3.25 years (final maturity date now occurs April 1, 2033), a change in the applicable interest margin to 4.50% for the first three years, with subsequent increases during the amortization period, the addition of a new minimum liquidity covenant requiring the Company to maintain a minimum liquidity of $200 million, to be tested semi-annually beginning on March 31, 2027 and the functional removal of the debt service reserve account. The Facility size has been reduced to $1.2 billion in line with total commitments. The Company also has the option, subject to certain conditions and exceptions, to increase total available commitments up to an additional $550 million. The available facility amount is subject to borrowing base constraints and, beginning on October 1, 2029, outstanding borrowings will be constrained by an amortization schedule.

The Facility provides a revolving credit and letter of credit facility. The availability period for the revolving credit facility expires one month prior to the final maturity date. The letter of credit facility expires on the final maturity date. As of September 30, 2026, we had no letters of credit issued under the Facility. We have the right to cancel all the undrawn commitments under the amended and restated Facility.

If an event of default exists under the Facility, the lenders can accelerate the maturity and exercise other rights and remedies, including the enforcement of security granted pursuant to the Facility over certain assets. The amended and restated Facility contains customary cross default provisions.

The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various other markets. If any of the financial institutions within our Facility are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all of the financial institutions participating in our Facility. None of the financial institutions have indicated to us that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our banks will be able to perform on their commitments.
Senior Notes

We have three series of senior notes outstanding as of September 30, 2026, which we collectively refer to as the “Senior Notes.” Our 7.750% Senior Notes have an outstanding balance of approximately $50.0 million and mature on May 1, 2027. Interest is payable on the 7.750% Senior Notes each May 1 and November 1. Our 7.500% Senior Notes have an outstanding balance of approximately $400.3 million and mature on March 1, 2028. Interest is payable on the 7.500% Senior Notes each March 1 and September 1. Our 8.750% Senior Notes have an outstanding balance of $500.0 million and mature on October 1, 2031. Interest is payable on the 8.750% Senior Notes each April 1 and October 1.
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

GoA Term Loan Facility
On September 24, 2025, the Company entered into a senior secured term loan credit agreement secured by first priority liens on all of the Company’s Gulf of America assets (as defined in the credit agreement). The GoA Term Loan Facility is structured in two tranches, with the first tranche consisting of a four-year term loan in an aggregate principal amount of $150.0 million, which was funded on October 1, 2025, and a second tranche of an additional $100.0 million, which was funded in January 2026. The net proceeds were used, together with cash on hand, to fund the redemption of $250.0 million in aggregate of the 7.125% Senior Notes due in 2026. On March 24, 2026, we made a voluntary prepayment of $53.6 million against the

GoA Term Loan. On May 1, 2026, the GoA Term Loan Facility was amended to apply this prepayment in full satisfaction of the scheduled principal amount due on the first scheduled amortization payment date on June 30, 2026, and then ratably to all remaining scheduled principal payments of the outstanding loans. The amendment also deferred all future scheduled amortization payment dates in 2026, 2027 and 2028 such that they will now be due on October 1, January 1, April 1 and July 1 in each of 2026, 2027 and 2028. On September 30, 2026, we paid the scheduled principal payment of $15.1 million against the GoA Term Loan, satisfying the remaining 2026 obligations.
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

Equity Issuance
In March 2026, the Company completed a registered underwritten public offering of 112.1 million shares of common stock, resulting in net proceeds to Kosmos of approximately $206.4 million.
Contractual Obligations

The following table summarizes by period the payments due for our estimated contractual obligations as of September 30, 2026, and the weighted average interest rates expected to be paid on the Facility given current contractual terms and market conditions, and the instrument’s estimated fair value. Weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date. This table does not include amortization of deferred financing costs.

								Asset
								(Liability)
								Fair Value at
	Years Ending December 31,							September 30,
	2026(2)	2027	2028	2029	2030	Thereafter	Total	2026
	(In thousands, except percentages)
Fixed rate debt:
7.750% Senior Notes	$—	$49,973	$—	$—	$—	$—	$49,973	$50,102
7.500% Senior Notes	—	—	400,274	—	—	—	400,274	398,289
8.750% Senior Notes	—	—	—	—	—	500,000	500,000	458,340
3.125% Convertible Senior Notes	—	—	—	—	400,000	—	400,000	331,000
11.250% Senior Secured Bonds	—	—	—	—	—	350,000	350,000	376,131

Variable rate debt:
Weighted average interest rate	8.50%	9.66%	10.32%	10.54%	—%	—%
Facility(1)	$—	$121,436	$258,143	$370,421	$—	$—	$750,000	$750,000
GoA Term Loan Facility	—	60,439	60,440	60,440	—	—	181,319	181,319

Total principal debt repayments	$—	$231,848	$718,857	$430,861	$400,000	$850,000	$2,631,566
Interest & commitment fee payments on long-term debt	75,342	217,697	174,796	125,173	89,375	63,438	745,821
Operating leases(3)	1,011	3,952	3,744	3,176	—	—	11,883
Finance lease	13,536	52,514	—	—	—	—	66,050
Purchase obligations(4)	8,269	21,905	2,420	—	—	—	32,594
Decommissioning Trust Funds(5)	—	8,284	8,284	8,284	8,284	77,865	111,001
Firm transportation commitments	979	2,315	—	—	—	—	3,294
__________________________________

(1)The amounts included in the table represent principal maturities only. The scheduled maturities of debt related to the Facility are based on the level of borrowings and the available borrowing base as of September 30, 2026. Any increases or decreases in the level of borrowings or increases or decreases in the available borrowing base would impact the scheduled maturities of debt during the next five years and thereafter. In October 2026, the Company agreed to an amendment and restatement of the Facility. The amendment includes an extension of the amortization schedule such that amortization of principal is to commence with an initial reduction on October 1, 2029 and then continue in equal amounts every six months thereafter until the maturity date which is extended by approximately 3.25 years (final maturity date now occurs April 1, 2033).
(2)Represents the period October 1, 2026 through December 31, 2026.
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
(5)In April 2024, a decommissioning trust agreement with the Jubilee unit partners to cash fund future retirement costs associated with the Jubilee Field was finalized. The operator currently estimates the total commitment to be approximately $111.0 million as of September 30, 2026, net to Kosmos, which will be funded annually by Kosmos over an estimated fourteen year period. It is possible that our funding requirements could change based on future changes in the decommissioning plan or estimates.

As of September 30, 2026, the Jubilee partners have a commitment to drill a minimum of ten development wells under the amended Jubilee plan of development as part of the license extensions of WCTP and DT Petroleum Agreements in Ghana.

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

The following table reconciles the changes that occurred in fair values of our open derivative contracts during the nine months ended September 30, 2026:

Derivative Contracts Assets (Liabilities)
Commodities
(In thousands)
Fair value of contracts outstanding as of December 31, 2025	$50,497
Changes in contract fair value	(369,306)
Contract maturities	210,755
Fair value of contracts outstanding as of September 30, 2026	$(108,054)

Commodity Price Risk

The Company’s revenues, earnings, cash flows, capital investments, debt capacity and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil and LNG, which have historically been very volatile. Substantially all of our sales are indexed against Dated Brent, ICE Brent and Heavy Louisiana Sweet. Prices in the first nine months of 2026 ranged between $60.98 and $144.42 per Bbl for Dated Brent, with Heavy Louisiana Sweet experiencing similar volatility. ICE Brent, the index to which LNG sold under the Tortue Phase 1 SPA is indexed, ranged between $59.96 and $118.35 per Bbl during the first nine months of 2026.

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

Commodity Price Sensitivity

The following table provides information about our oil derivative financial instruments that were sensitive to changes in oil prices as of September 30, 2026. Volumes and weighted average prices are net of any offsetting derivatives entered into.

				Weighted Average Price per Bbl					Asset
				Net Deferred					(Liability)
				Premium					Fair Value at
				Payable/		Sold			September 30,
Term	Type of Contract	Index	MBbl	(Receivable)	Swap	Put	Floor	Ceiling	2026(2)
									(In thousands)
2026:
Oct - Dec	Three-way collars	Dated Brent	500	$—	$—	$50.00	$60.00	$75.51	$(12,314)
Oct - Dec	Swaps(1)	Dated Brent	250	—	72.46	—	—	100.00	(8,471)
Oct - Dec	Swaps(1)	Dated Brent	500	—	69.70	55.00	—	—	(14,933)
Oct - Dec	Swaps(1)	NYMEX WTI	375	—	64.83	50.00	—	—	(8,444)
2027:
Jan - Dec	Three-way collars	Dated Brent	2,000	$0.40	$—	$47.50	$60.00	$75.00	$(28,416)
Jan - Jun	Three-way collars	Dated Brent	2,000	0.03	—	55.00	70.00	85.00	(19,130)
Jan - Dec	Two-way collars	Dated Brent	3,000	0.73	—	—	68.33	93.33	(14,584)
Jan - Dec	Three-way collars	NYMEX WTI	1,000	0.50	—	55.00	70.00	90.00	(1,761)
__________________________________
(1)Includes option contracts sold to counterparties to enhance Swaps.
(2)Fair values are based on the average forward oil prices on September 30, 2026.

At September 30, 2026, our open commodity derivative instruments were in a net liability position of $108.1 million. As of September 30, 2026, a hypothetical 10% price increase in the oil price curves would decrease future pre-tax earnings by approximately $61.9 million. Similarly, a hypothetical 10% price decrease would increase future pre-tax earnings by approximately $59.9 million.
Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Facility and GoA Term Loan Facility as of September 30, 2026 total approximately $931.3 million. The current weighted average interest rate on this indebtedness was approximately 8.2%, and is subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. If the floating market rate increased 10%, at this level of floating rate debt, we would pay an estimated additional $4.0 million interest expense per year on the Facility and GoA Term Loan Facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. Additionally, a change in the market interest rates could impact interest costs associated with future debt issuances or any future borrowings and future payments associated with the GTA FPSO arrangement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 5.    Other Information.

Rule 10b5-1 and Non Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosmos Energy Ltd.
(Registrant)

Date	November 2, 2026	/s/ NEAL D. SHAH
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